Form 10KSB
period 2001-12-31
BIOKEYS PHARMACEUTICALS INC
filed 2002-04-17
CIK 1160308

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-K/SB

            /X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDING DECEMBER 31, 2001

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________TO ___________________

                          COMMISSION FILE NO. 0 - 33219

                              --------------------


                          BIOKEYS PHARMACEUTICALS, INC.
                 (Name of Small Business Issuer in its charter)



                DELAWARE                                           84-1318182
     State or other jurisdiction of                   (I.R.S. Employer Identification No.)
      incorporation or organization

       9948 HIBERT ST., SUITE 100
          SAN DIEGO, CALIFORNIA                                       92131
(Address of principal executive offices)                           (Zip Code)


         Registrant's telephone number: (858) 271-9671
                                        --------------


SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, par value $0.001
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be fled by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing price of the Common Stock listed in the "Pink Sheets" on December 31, 2001, is $21,118,720.

The total number of shares outstanding of each of the Registrants common stock, as of December 31, 2001 is 15,005,191.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain Exhibits filed with the Registrant's prior registration statement under the Securities Exchange Act of 1933 are incorporated herein by reference into
Part IV of this Report.

TABLE OF CONTENTS

PART I

                                                                                                                 PAGE
Item 1.    Description of Business................................................................................4
Item 2.    Description of Properties.............................................................................20
Item 3.    Legal Proceedings.....................................................................................20
Item 4.    Submission of Matters to a Vote of Security Holders...................................................21

PART II

Item 5.    Market for the Registrant's  Common Stock  and Related Stockholder Matters............................22
Item 6.    Management's Discussion and Analysis of Financial Condition and Results of
                         Operations..............................................................................23
Item 6A.   Quantitative and Qualitative Disclosures about Market Risk; Risk Factors..............................28
Item 7.    Financial Statements and Supplementary Data...........................................................37
Item 8.    Changes in and Disagreements With Accountants on Accounting and Financial
                         Disclosure..............................................................................37

PART III

Item 9.    Directors and Executive Officers of the Registrant....................................................38
Item 10.   Executive Compensation................................................................................41
Item 11.   Security Ownership of Certain Beneficial Owners and Management........................................41
Item 12.   Certain Relationships and Related Transactions........................................................43


PART IV

Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 10K/SB....................................45

                   FORWARD LOOKING STATEMENTS AND RISK FACTORS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements include but are not limited to statements about our strategy, our research and development efforts, our potential products, our license rights and the sufficiency and anticipated sources of our cash and other resources.

         These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate," "plan," "will" and other similar words and expressions. Discussions containing these forward-looking statements may be found in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as at other locations in this report. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those contemplated in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events or circumstances after the date of this document. The risks set forth under "Risk Factors" in Item 6, among other things, should be considered in evaluating our prospects and future financial performance.

ITEM 1.   DESCRIPTION OF BUSINESS

                               COMPANY BACKGROUND

         Biokeys Pharmaceuticals, Inc. (formerly known as BioQuest, Inc.) and its wholly owned subsidiary, Biokeys, Inc. (which we refer to collectively as the "Company" or "we") are a biomedical research and development business focused on treatments for cancer and viral infections. Our business is in the development stage, meaning that we have not generated any significant revenues and we have not yet marketed any product. Through a merger transaction completed on October 10, 2000, Biokeys, Inc. became a wholly-owned subsidiary of BioQuest, Inc., and BioQuest, Inc. changed its name to Biokeys Pharmaceuticals, Inc.

          Through our license agreements with the University of Texas M.D. Anderson Cancer Center (referred to as "M.D. Anderson") and the University of Southern California (referred to as "USC"), we have development, commercialization, manufacturing and marketing rights to a number of drug candidates in the fields of antiviral and anticancer therapy, which are in varying stages of development. Our goal is to become a leading developer of drug therapies for HIV/AIDS, HPV (human papillomavirus) and cancer.

                     COMPANY TECHNOLOGIES UNDER DEVELOPMENT
                     --------------------------------------

We have six potential drug products in development:

         PRODUCT LINE               FOCUS            APPLICATION
         ------------               -----            -----------
         CoFactor(TM)               Anticancer       5-FU biomodulator
         Selone(TM)                 Anticancer       alkylating agent for drug-resistant cancers
         EradicAide(TM)             Antiviral        HIV/AIDS prophylactic and therapeutic agent
         BlockAide/CR(TM)           Antiviral        HIV/AIDS therapeutic agent
         BlockAide/VP(TM)           Antiviral        HIV/AIDS therapeutic agent
         Thiovir(TM)                Antiviral        broad- spectrum agent for human papillomaviruses and
                                                     other viral infections

COFACTOR

         CoFactor (5,10-methylenetetrahydrofolate) is a patented new drug which affects the performance of 5-FU (5-Fluorouracil) and other fluoropyrimidines commonly used in cancer chemotherapy. It was developed by researchers at USC in Los Angeles and at the Sahlgrenska University Hospital, University of Goteborg, Sweden, who discovered its ability to greatly enhance 5-FU's inhibition of a key enzyme, thymidylate synthase (TS), necessary for cancer cell growth. Since 5-FU is probably the most extensively used cancer chemotherapy drug in the world, this enhanced performance makes CoFactor a promising new combination therapy drug for the treatment of cancer.

         Between November 1989 and March 1993, a Phase I/II clinical study of the use of CoFactor in combination with 5-FU was performed at Sahlgrenska University Hospital, under the direction of Dr. Bengt Gustavsson, in close collaboration with Dr. Colin Paul Spears at USC. Results of Drs. Gustavsson's and Spear's work with humans were published in THE CANCER JOURNAL, vol. 10, no. 5 September-October 1997.

         Dr. Gustavsson and Dr. Spears, who are the co-inventors of CoFactor technology, are currently medical/clinical consultants to the Company. Dr. Bengt Gustavsson has an annual consulting contract. In 2001, he earned $70,000; in 2002 he will receive $100,000. Dr. Colin Paul Spears is compensated for his services as needed, at a rate of approximately $1,000 per day, but also provides basic consultation from time to time without per diem remuneration. Both Dr. Gustavsson and Dr. Spears are reimbursed for some of their expenses, including Company- related travel.

         In the human clinical trials at Sahlgrenska University Hospital, CoFactor was administered to 62 cancer patients receiving 5-FU therapy. Partial responses in the range of 21%-55% were noted in colorectal, pancreas, stomach, gallbladder and breast cancer patients. The average duration of remissions was 9-15 months, which is at least a two-fold increase over 5-FU/leucovorin therapy. Toxicity was milder than expected for 5-FU or 5-FU/leucovorin, and no toxicities of CoFactor have been observed. We consider that these results represent a significant improvement over 5-FU/leucvorin standard traditional therapy for cancer patients.

         Several publications appeared during late 1997 and early 1998 in leading medical journals, including CANCER INVESTIGATIONS, CANCER TREATMENT, ANTICANCER RESEARCH, and THE CANCER JOURNAL, concerning the use of CoFactor. Such publications discussed:

o curative results with 5-FU therapy in combination with CoFactor for liver cancer in animal studies compared to 5-FU alone or to 5-FU/leucovorin therapy;

o        significant response to 5-FU/CoFactor in animal colon cancer studies;

o human pharmacokinetic (drug action/metabolism) data documenting high blood levels of CoFactor for several hours after administration; and

o the achievement of stabilizing the CoFactor compound for routine administration to patients.

         Since the time when the clinical trials were conducted and reported, technology for analyzing human enzyme levels has progressed. As a result, in January 2001, the Company undertook a study on tissue samples from the 62 patients who were treated in the earlier trials, by retrieving paraffin-embedded tissues of those patients from the Sahlgrenska University Hospital's medical archives. Analyses were based upon a RT-PCR (Reverse Transcriptase - Polymerase Chain Reaction), a technique first described in Goteborg, Sweden in 1977 for detection of TS gene expression, but now dramatically improved by technology developed at USC. This advancement permitted retrospective analyses from paraffin-fixed tissues, using micro-disection technology, which enabled the Company to better understand why patients responded to 5- FU/CoFactor therapy.

         An IND (Investigational New Drug) application has been submitted to the U.S. Food and Drug Administration, or FDA, and approved in December 2001 for Phase II trials for front-line metastatic colorectal cancer therapy, in order to test CoFactor in conjunction with 5-FU. We also intend to file an IND with the Swedish FDA in 2002. For further discussion of intended clinical trials for CoFactor, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

SELONE

         Selone is the Company's compound in a new class of compounds which are potential new cancer drugs for drug resistant cancer, discovered through USC research focused on the use of the element selenium, an anti-oxidant. We are the exclusive licensee of a patent from USC, which encompasses the use of Selone and other oxygen-carbon-selenium compounds as anticancer agents, as well as the method for their synthesis.

         Selone acts, in part, as a highly nitrogen-specific alkylating agent (a drug that kills cancer cells by directly attacking their DNA) found to be effective against cancer cell lines that exhibit drug resistance to currently available alkylating and platinating (akylating compounds which contain platinum) agents. Alkylating agents, as a class, are the most broadly used anticancer agents in the world, collectively surpassing the use of 5-FU. In recent years, alkylating agents have been increasingly used, in dose intensification strategies such as bone marrow transplant, and have exhibited further promise when used with compounds known as thiophosphate protection agents. However, a majority of cancers develop resistance to currently available alkylating and platinating agents, usually through a thiol (sulfur metabolism) mechanism. Selone was developed to address this problem, through increased targeting to guanine nitrogen contained in DNA, without increased susceptibility to the thiol mechanisms connected with drug resistance.

         Based upon current IN VITRO screening methods, Selone shows promise of being effective, at even very low concentrations, against human ovarian, breast, lung and head/neck cancers, and against leukemias and lymphomas. Its potency is high for its rate of alkylating activity, suggesting an increased specificity of action. Demonstrated effectiveness in central nervous system cell lines, in addition to the high solubility of Selone in watery and fatty tissues, suggests potential activity in brain tumors. Selone shows full activity in human cell lines resistant to other cancer drugs, including antitumor antibiotics, and in nitrosourea-resistant colon cancer. It has also demonstrated significant activity against leukemia in mice at doses predicted to readily achieve effective blood concentrations.

         Now that chemical, kinetic and tissue toxicity relationships have been established for Selone, we are planning further IN VIVO testing and pre-clinical optimization and toxicity studies to determine recommended dose/schedules for later Phase I-II human clinical trials.

ERADICAIDE

         We have licensed the exclusive right to commercialize a patented immunotherapeutic and vaccine strategy, developed by M.D. Anderson, that relies on eliciting a cell-mediated immunity response to treat individuals already infected with HIV and to protect against new HIV infections. A unique feature of this technology is that it is designed to not elicit an antibody response.

         The survival of the HIV virus in the human body is dependant on its ability to penetrate special target cells, take over genetic material in those cells, and use that genetic material to make millions and billions of copies which then propagate from the surface of the cell, killing the cell in the process. In cell-mediated immunity, after a virus has penetrated the cell and released its genetic material, its viral proteins are broken into fragments by the infected cell. The resulting viral protein fragments are then transported within the infected cell through a mechanism called the MHC (Major Histocompatibility Complex) Class I pathway to special sites on the surface of the infected cell. Here the viral protein fragments are displayed to the body's immune system as evidence that the cell is infected and should be destroyed before it can produce new virus particles. Cruising Killer T-cells, circulating in the body, recognize the presence of these displayed viral proteins as a signal to kill the infected cells and also as a signal to the immune system to produce more Killer T-cells preprogrammed to seek out and specifically kill off the HIV infected cells.

         A research model system incorporating a special version of HIV has recently been developed. A form of SHIV or Simian (monkey)/Human Immunodeficiency Virus, a chimeric virus, which contains the inner core proteins and genetic material from SHIV and the outer envelope proteins and viral binding proteins of HIV, has proven to be an invaluable research tool in the quest for effective approaches to HIV control. Monkeys to whom SHIV was administered showed rapidly induced immunodeficiency (profound reduction in CD-4 positive cell countswithin three to four weeks after infection), progressing to an AIDS state nearly identical to that seen in humans infected with HIV.

         Preliminary trials were conducted at the University of Texas animal research facility is Bastrop, Texas under the supervision of Dr. Jagan Sastry. Rhesus monkeys were used along with SHIV developed by research collaborators, Dr. Bill Narayan in Kansas and Dr. Norm Letvin in Massachusetts. (M.D. Anderson's SHIV research work was supported in part by the Company.)

         In the first trial, five test animals were vaccinated with the antibody-negative immunity inducing agent, EradicAide, consisting of a peptide cocktail with complete Freund's adjuvant (primary immunization) followed by two booster immunizations with incomplete Freund's adjuvant and peptide cocktail. Animals were then challenged with live SHIV. Compared with control animals, viral levels in plasma in treated animals were reduced more than 1,000-fold three weeks after challenge with virus. In non-treated control animals, the CD-4 positive T-cell counts dropped at least 90% while in treated animals the change in CD-4 positive T-cell counts ranged form 0 to 10% with one animal showing a maximum 30% reduction. Results of the study were published in Vaccine Vol. 20; 2002, pages 813-825.

         Four of the animals from the first trial have been followed for over three years. At 180 weeks, the treated monkeys have undetectable levels of virus.

         A subsequent trial of EradicAide was conducted during 2001, consisting of a larger number of monkeys (18 total) divided into a control group, a group treated with EradicAide peptides delivered with incomplete Freunds adjuvant (IV) and a group treated with EradicAid peptides delivered with autologous dendrite cells. The animals were challenged with SHIV virus. Both groups of treated animals began showing a drop in viral load at four weeks post challenge and were maintaining viral control at 29 weeks, verifying previous data in the five-monkey trial.

         These data demonstrate scientific proof of principle for the cell-mediated immunity strategy. The Company may be able to qualify for the FDA's Fast Track Program for human trials, which provides for an accelerated FDA review process of HIV therapeutic drugs, upon completion of toxicology and pharmaco-kinetic files and a manufacturing file as part of its IND submission.

BLOCKAIDE/CR

         Scientists at M.D. Anderson have developed another approach to combating HIV, based on the BlockAide/CR compound, a synthetic peptide (a sequence of amino acids that is part of a protein) which appears to be able to block the ability of HIV to infect human immune cells. During IN VITRO experiments in human cell cultures, and in preliminary animal tests conducted at M.D. Anderson and sponsored by the Company, BlockAide/CR was able to significantly depress the level of HIV infection indicated in blood samples.

         Studies from several laboratories, including M.D. Anderson and the United States National Institutes of Health (NIH), indicate that at least two cell surface receptors are involved in the mechanism for HIV binding and immune cell penetration. One is the CD-4 receptor, largely found on T helper cells. Members of a family of chemokine receptors represent the second receptor, which has only recently been described. HIV researchers have found that a molecular component called the V3 Loop, which is part of the gp 120 surface protein on the outer coat of the HIV virus, plays a critical role in interacting with chemokine receptors, thus initiating the infection process.

         Recent research at M.D. Anderson Cancer Center and the Institute of Mediterranean Research and Nutrition in Marseilles has described a further mechanism for HIV infection regarding the CD4 and chemokine receptors. HIV boards a lipid raft that keeps it afloat as it searches for a way into the cell. The raft is made up of glycosphingolipids "GSL", a group of carbohydrate-containing fatty acid derivatives. HIV binds to the CD4 receptor and then to the GSL in the lipid rafts and floats on the lipid rafts until it finds an appropriate chemokine receptor. The coreceptor then displaces the lipid raft and begins the membrane fusion process whereby HIV gains entry to the cell. The lipid raft interacts with the HIV gp120 envelope glycoprotein in the presence of CD4.

         M.D. Anderson researchers believe that the BlockAide/CR, which is structurally similar to a portion of the V3 Loop present in the outer coat protein of HIV, mimics the V3 Loop and, by interacting with the lipid raft on immune system cells, prevents the virus from binding to chemokine receptors and subsequently penetrating the cell. M.D. Anderson is credited with discovering the inhibitory effects of BlockAide/CR, and likens the V3 Loop to a key. When HIV, using the V3 Loop as a key, tries to enter a human immune cell via the lipid raft (the keyhole), the virus is unsuccessful because BlockAide/CR already blocks the entrance keyhole.

         In addition to blocking infection, it is believed that BlockAide/CR can effectively block syncytium formation and prevent or limit the T-cell loss that inevitably occurs with a progressive HIV infection. Syncytium formation is a very important step in the spread of HIV infection and the destruction of T-cells. In this process, an HIV-infected cell combines with a number of healthy T-cells to form a large multinuclear mass or syncytia. The syncytia quickly die, killing the incorporated T-cells and reducing the disease-fighting capacity of the human immune system.

         Published studies suggest that, at the time of its initial transmission, and for a variable period afterwards, HIV exists largely in nonsyncytial form and is relatively harmless to the body's natural immune system. It is believed that, during this phase, T-cells generated by the immune system keep the virus in check. As the virus evolves, however, it acquires the ability to infect T- cells and the immune system becomes less able to combat the virus. The result is the emergence of the syncytial form of HIV and the onset of the illness phase, the point at which the patient begins to develop AIDS.

         In an animal trial at M/D. Anderson Cancer Center, rhesus monkeys were treated with a daily injection of BlockAide/CR to determine effectiveness of the drug against SHIV virus. Viral load reached undetectable levels at approximately two weeks of treatment.

         The Company believes that positive results in current testing warrant additional studies in human clinical trials. It is believed that the injection of BlockAide/CR into an HIV-infected individual would block the spread of infection from outside the cell in a way that would be much less toxic to the patient than the use of current HAART (Highly Active Antireteoviral Therapy) therapy. Assuming adequate funding, the Company intends to proceed with preparations from human testing under the FDA's Fast Track Program, under a physician sponsored IND, or Corporate IND, utilizing cGMP materials, which have already been prepared for human use.

BLOCKAIDE/VP

         The BlockAide/VP compound was also created and patented by M.D. Anderson and is licensed to the Company. It works to prevent HIV infection in human cells in a different way from BlockAide/CR.

         HIV depends on its ability to enter and infect host cells in order to multiply and survive. In the case of HIV, the binding protein GP-120 on the surface of the HIV particle interacts with a receptor site known as CD4, which is present on the surface of certain human cells. Interaction of the HIV virus with CD4 causes a change in the shape of GP-120, uncovering the actual binding region of GP-120, which then fuses with a second, chemokine receptor.

         The BlockAide/VP compound mimics a section of the CD4 receptor. When BlockAide/VP comes into contact with the GP-120 protein present on the surface of HIV, it appears to cause a change in the protein-folding configuration of GP-120, rendering the GP-120 unable to initiate the infection process.

         Early tests indicate that HIV virus treated with BlockAide/VP and exposed to human cells is unable to bind to and infect such cells. The Company does not know of any other available antiviral agent which can render HIV unable to infect cells in this manner.

         BlockAide/VP has progressed through IN VITRO testing and must still be tested in animals to gauge effectiveness and toxicity before progressing to human trials, in the same manner as described above for BlockAide/CR. If proven safe and effective in pre-clinical testing, and if approved by the FDA through its Fast Track Program, BlockAide/VP could be used for HIV infected individuals as an adjunct to their HAART or as a primary therapy for newly infected individuals.

THIOVIR

         Thiovir is a sulfur-containing compound synthesized using technology developed at USC and exclusively licensed to the Company by USC.

         Thiovir and Thiovir-analogues under development are part of a new class of compounds known as thiophosphonoformates (sulfur/phosphorous compounds), which have demonstrated powerful antiviral properties. Thiovir was designed to be a replacement for the broad-spectrum antiviral drug, foscarnet. Foscarnet is administered by intravenous catheter (IV drip) and is FDA-approved for treatment of HIV, herpes and CMV (cytomegalovirus) infections. Although foscarnet is a highly effective, broad-spectrum antiviral, it has limitations from a commercial perspective because it must be administered by IV catheter with medical supervision. Also, foscarnet is a small molecule whose parent chemical structure restricts modifications that could lead to the future development of an oral form of the drug.

         In contrast to foscarnet, the creation of thiophosphonates (such as Thiovir) makes possible an entirely new class of compounds, of which there can be many proprietary derivatives.

These derivatives can lead to additional improvements in antiviral effectiveness, oral drug forms and reduced toxicity. The thiophosphonate is delivered as an active prodrug (an initial form of a drug which converts in the body through normal metabolic processes), and may also metabolize to additional active compounds. In the case of Thiovir, a dual action antiviral effect is achieved through delivery of an active prodrug and an active metabolite, which is foscarnet.

         An IN VITRO test of a group of Thiovir analogues was conducted at the National Cancer Institute. Results reported to USC in early 2000 revealed several compounds with better therapeutic values than foscarnet for HHV-8, a herpes virus linked to Kaposi's sarcoma, the cancer that causes lesions on the skin of AIDS patients. In addition, preliminary studies conducted by the Company on Thiovir efficacy against papillomaviruses (a viral infection directly related to genital warts and cervical cancer) between 1999 and 2001, with collaborators at the Gittlen Cancer Research Institute and Hershey Medical Center, Penn State University, showed that Thiovir had potential as an antiviral treatment for papillomavirus infection. Current research and development efforts for Thiovir are supported by the Company and by U.S. government funding. If positive research results continue, the Company would intend to file an IND for a form of Thiovir for testing in humans infected with genital warts caused by HPV.

                                 MEDICAL MARKETS
                                 ---------------

ANTICANCER AGENTS

         On a worldwide basis, cancer killed over 6 million people in 1998, according to statistics published by the World Health Organization. After cardiovascular disease, cancer is the second most frequent cause of death in developing countries, accounting for 21% of all deaths. In the U.S., cancer is responsible for approximately 23% of all deaths according to recent statistics. The American Cancer Society reported in 1998 that there were more than 1.4 million new cases of cancer diagnosed in the U.S. and over 560,000 deaths due to cancer in the previous year.

         Treatment choices for the cancer patient depend on the stage of the cancerous tumor, and whether and/or how far the cancer has spread. Treatment options include surgery, radiation, chemotherapy, hormone therapy and immunotherapy. Treatment of cancer with chemicals is referred to as chemotherapy, which represents a current market in the U.S. of approximately $9 billion, according to Frost & Sullivan Market Research and IMS Market Research.

         Traditional cancer chemotherapy poisons all body cells to some extent, but particularly targets rapidly dividing cells such as cancer cells. Its effect on other rapidly dividing cells, such as hair follicles, cells lining the stomach and red blood cells, accounts for some of the more common negative side effects of cancer chemotherapy. Current approaches often use several drugs in combination, aimed at minimizing side effects while attacking the rapidly proliferating cells at vulnerable times.

         Chemotherapy is highly individualized, depending on the type of disease and its progression, the action of the agents used, and the side effects in the patient, and may be used alone or in combination with other cancer therapies, such as surgery or radiation. Chemotherapy drugs such as 5-FU, Ancobon, Methotrexate, Alkeran and Cyloxan, are commonly used to treat patients.

         We believe that the total annual market potential for CoFactor is related to new cases of cancer, which are often treated by 5-FU therapy, the single most widely used cancer drug in the world, according to industry experts. Doses of 5-FU vary widely based upon the cancer being treated. As an example, in U.S. therapy regimens, approximately 36 doses of 5-FU are administered to approximately two-thirds of colorectal cancer patients annually, compared with 12 doses of 5-FU to about one-third of breast cancer patients.

         Based upon statistics for cancer incidence and cancer treatment reported by the American Cancer Society, we estimate that the annual potential for CoFactor use can be based on an assumed annual use of over 4 million doses of 5-FU, with initial emphasis focused on combination therapy with 5-FU for colorectal cancer. There are approximately 131,000 new cases of colorectal cancer per year in the U.S. alone. It should be noted that these estimates do not take into account additional market opportunities to enhance other drugs similar to 5-FU, such as floxuridine (FUDR), florafur (tegafur), Doxifluridine(R) (5'deoxyfluorouridine) and Xeloda(R) (campecctabine).

         Selone, which functions in part as an alkylating agent against cancer cell lines that exhibit drug resistance to currently available alkylating and platinating agents, may serve as a useful new anticancer drug. Alkylating agents as a class are the most broadly used anticancer agents in the world, collectively surpassing the use of 5-FU as single agent . In recent years, they have been used increasingly in dose intensification strategies, such as bone marrow transplant, and have exhibited further promise when used with the thiophosphate protection agents. Approximately one-half of all cancers can become resistant to treatment with current chemotherapy products. Accordingly, we believe there a need for new products which address drug resistance in cancer therapy.

HIV/AIDS THERAPY

         Significant advancements have been made in the treatment of asymptomatic HIV positive patients. It is now understood that early combination therapy with a three or four drug "cocktail" can push HIV viral load to below "detectable levels." This therapy is often referred to as HAART (highly aggressive antiretroviral therapy). It is widely reported that the average annual drug cost for such combination therapy in the U.S. is $11,000 per patient.

         However, recent studies have shown that, whether or not patients adhere to the strict therapy regimens required for HAART treatment, antiretroviral therapy will continue to lead to problems of viral resistance, rendering many drugs ineffective over time. There is no conclusive evidence that current drugs can eradicate HIV from the body over the long term. As long as HIV is present in the body, the opportunity exists for the evolution of HIV escape mutants resistant to HAART. These mutant strains can reproduce unchecked by HAART, subsequently becoming the predominant strain and re-establishing high viral loads in patients. This can lead to permanently damaged immune systems, opportunistic infections, and the advance to AIDS even if combination therapy continues. Currently, no one combination of drugs is effective for all patients, and therapies are continually modified based upon patient progress. Therefore, new drugs and new drug approaches continue to be needed for HIV therapy.

         In a recent study reported by the University of California-San Francisco, based upon treatment of HIV positive patients at San Francisco General Hospital, 53% of patients had evidence of treatment failure after at least six months of therapy. Based on these facts, we believe that the demand for new types of HIV drugs, designed to block infection or to clear HIV- infected cells, will therefore increase.

         The World Health Organization and the U.S. Centers for Disease Control report that there are 1.5 million HIV positive individuals in the U.S. and Europe, where the vast majority of anti- HIV drugs are used. However, according to a November 1999 report by the United Nations Program on HIV/AIDS, more than 33 million adults and children in the world are living with HIV and 16,000 new infections are occurring each day. As current transmission rates hold steady, the number of people with HIV/AIDS will increase to 40 million in 2001. HIV infections are not being treated in the third world, to even the smallest extent, because of the cost and the ability to administer complex therapy is difficult outside a medical sitting. Thus, simple, inexpensive new therapies are required.

THIOVIR AND HPV

         According to the Center for Disease Control and the American Cancer Society, the most prevalent sexually transmitted disease in the U.S. is human papillomavirus (HPV) infection, which is extremely contagious, with approximately two-thirds of all people exposed to the virus becoming infected within a three-month period. The virus exists in over 80 different subtypes, 40 of which affect the urogenital region.

         Transmission of HPV usually occurs through direct skin contact during vaginal, anal or oral sex with an infected individual, and warts (called genital warts or condylomas) may or may not begin to appear on the skin surrounding the entrance to infection, depending on the length of the latency period. Because one of the consequences of HPV infection is the introduction of abnormal cells, the infection may lead to cancerous growths, particularly on the cervix. Although HPV and genital warts are treatable, there is currently no known cure for the infection.

         HPV is highly prevalent in women under 30 years of age, and studies indicate that the majority of college age women are HPV positive without clinical or cytological evidence. According to American Cancer Society, the lifetime risk of invasive cancer is 5-10% for untreated HPV infection, and, if infected with a high-oncogenic form of HPV, there is a 70% risk of having an abnormal papsmear. Approximately 5.5 million new cases of sexually transmitted HPV occur in the U.S. each year, with at least 20 million people currently infected according to pharmaceutical industry estimates. Of special importance is the link between HPV and cancer, particularly cervical cancer. The role of HPV as a principal agent in the etiology of cervical cancer has been clearly established by the American Cancer Society and the American Association of Obstetrics and Gynecology.

         Preliminary studies sponsored by the Company on Thiovir efficacy against HPV, with collaborators at the Gittlen Cancer Research Institute and Hershey Medical Center, Penn State University, showed that Thiovir had potential as an antiviral treatment for papillomavirus infection. These studies along with animal toxicology data, could provide the basis for an IND to test a topical form of Thiovir for genital warts in humans.

                               MARKETING AND SALES
                               -------------------

         We do not presently have a marketing and sales staff, although the experience and background of Nicholas Jon Virca, President of Biokeys, Inc., includes pharmaceutical marketing and sales functions. As one or more Company products approach commercialization, we intend to seek arrangements with third parties, such as pharmaceutical companies, for the marketing and distribution of our products. At that point, we would also seek to add marketing personnel for liaison, support and administrative purposes. While we have held preliminary discussions on a number of occasions with potential commercialization and marketing partners, we have not yet entered into any binding agreements with a commercialization or marketing partner.

         For further information on the requirements for clinical trials and future commercialization, see the discussion below under "Government Regulation and Clinical Testing for New Drugs." See also the discussion under "Risk Factors" in Item 6A below.

                                  MANUFACTURING
                                  -------------

         We do not have our own manufacturing facilities, and do not intend to establish them. Instead, the Company has entered into a clinical supply agreement with Eprova AG, of Schaffhausen, Switzerland, and Clinalfa AG of Laufelfingen, Switzerland, under which Eprova and Clinalfa will produce CoFactor in limited quantities for clinical testing requirements. At present, this contract is terminable at will, and, assuming eventual approval of CoFactor for sale in the U.S. and other parts of the world, we intend to negotiate a long-term manufacturing contract for the commercial supply of CoFactor with Eprova. Eprova is a leading manufacturer of compounds with chemical structures comparable to CoFactor, and we therefore believe it has the aptitude and capability for large-scale production of CoFactor. In addition, the Company anticipates developing additional manufacturing sources for CoFactor so that there will not be a single source. There are a number of contract manufacturers available for such work in the U.S. and abroad. The Company has also begun to explore manufacturing capabilities with several different contract manufacturers for other potential products now under development, including initial clinical trial supply of BlockAide/CR by multiple peptide systems, located in San Diego, California.

         As new drug candidates progress through development, testing and commercialization stages, we intend to establish one or more relationships with additional manufacturers. Consequently, the Company will be dependent upon various manufacturers for a reliable supply of its drug products. (See "Risk Factors" in Item 6A below.)

                        LICENSING AND RESEARCH AGREEMENTS
                        ---------------------------------

M.D. ANDERSON AGREEMENTS

         In June 1996, the Company entered into an exclusive worldwide Patent and Technology License Agreement with M.D. Anderson (the "M.D. Anderson Agreement") granting development, manufacturing and marketing rights, relating to the commercialization of technologies described in seven patents and patent applications developed by scientists at M.D. Anderson in the field of HIV therapy and prevention. The M.D. Anderson Agreement continues in effect for the life of the subject patents (including any extensions or renewals), and requires payment of royalties based on percentages of sales and a share of sub-licensing revenues from products developed under the Agreement. Our exclusive license rights are subject to any non- exclusive rights that the U.S. government may have as a result of any agreement between it and M.D. Anderson by which government-funded research was provided in connection with the licensed technology. The M.D. Anderson Agreement requires the Company to reimburse M.D. Anderson for the cost of preparing, filing, prosecuting and maintaining the licensed patents.

         The M.D. Anderson License Agreement was amended effective June 15, 2000 (the Amendment). The Amendment incorporated additional licensed subject matter, revised certain royalty rates due to M.D. Anderson upon commercialization, and settled past due patent and research and development amounts from the Company to M.D. Anderson. In accordance with the Amendment, we issued 414,829 shares of our Common Stock to M.D. Anderson, valued at $1,000,000 based on the then market price of the shares. In addition, the Company committed to funding at least $1,000,000 of research and development activity through December 31, 2001. Finally, the Amendment defined a milestone payment of Common Stock with a value of $1,000,000 due to M.D. Anderson upon the enrollment of the first patient in the first Phase I trial of any product that utilizes licensed subject matter.

USC AGREEMENTS

         Under an Option and License Agreement with USC dated January 23, 1998, amended August 16, 2000, we hold exclusive license rights to a total of three patents, two relating to our CoFactor product and one relating to Selone, both of which are intended for use in connection with cancer chemotherapy. In addition, under a second Option and License Agreement dated August 17, 2000, we acquired exclusive rights under the four patents related to Thiovir antiviral technologies. These agreements with USC (the USC License Agreements) grant us exclusive worldwide licenses to study, use, manufacture and market drug products covered by the subject patents. Under the USC License Agreements, we are obligated to pay USC for out-of-pocket expenses incurred in filing, prosecuting, enforcing and maintaining the licensed patent rights and all future patent-related expenses paid by USC, as long as the USC License Agreements remain in effect and until the patent rights have expired. USC's retained interest consists of a running royalty on net sales of licensed products and a share of consideration received from all sublicenses and assignments. A prepaid royalty of $100,000 is due upon market approval of a New Drug Application (NDA) by the FDA. There is also an annual minimum royalty on each product: $25,000 on the first anniversary of the Agreement; $75,000 on the second anniversary; and $125,000 for each succeeding year up to the date of expiration of the last patent. An additional licence fee of $100,000 is also payable upon the first Company's public offering.

SPONSORED RESEARCH AGREEMENTS

         We entered into a sponsored research agreement with M.D. Anderson on September 7, 2000, which provides for studies to test the ability of a mixture of synthetic HIV-derived peptides to elicit an antibody-negative cell-mediated immune response. The testing will seek to determine if this immune response can protect against new HIV infection and if the preparation can be administered after HIV infection as a therapeutic. This required a total of $814,490 payable in two equal installments for research to be conducted through 2001 and into 2002. The first installment was paid by the Company in 2000 and the second in 2001.

         We also have sponsored research arrangements with USC, under which USC will continue studies in the therapeutic potential of Thiovir and its analogues as antiviral agents. The Company has entered into a grant agreement with USC effective November 1, 2000, under which USC will perform research into Thiovir and its analogues as inhibitors for HPV and other pathogenic viruses. The budgeted research costs for this study are approximately $217,000, which amount has been paid by the Company.

                             LICENSED PATENT RIGHTS
                             ----------------------

         As summarized above, the Company has license rights under 13 issued patents as of December 2001. Our license rights under these patents remain valid for the life of the various patents. The following chart summarizes those patients and indicates the currently estimated expiration dates of such patents.

PATENT #         PATENT DESCRIPTION                         APPLICATION     Application     ISSUE DATE    Expiration
                                                                 /FOCUS            Date                         Date

5,072,032        Preparation and use of thiophos-             Antiviral       6/21/1989     12/10/1991     6/21/2009
                 phonates and thio-analogues of             /Anticancer
                 phosphonoformic acid

5,128,319        Prophylaxis and therapy of                   Antiviral       9/20/1989       7/7/1992     9/20/2009
                 acquired immunodeficiency
                 syndrome

5,183,812        Preparation and use of thiophos-             Antiviral      09/30/1991       2/2/1993     9/30/2011
                 phonates and thio-analogues                /Anticancer
                 of phosphonoformic acid

5,376,658        5,10-methylene-tetrahydrofolate             Anticancer      12/23/1993     12/27/1994    12/23/2013
                 as a modulator of a chemothera-
                 peutic agent

5,534,519        5,10-methylene-tetrahydrofolate             Anticancer      10/20/1994       7/9/1996    10/20/2014
                 as a modulator of a chemothera-
                 peutic agent

5,603,933        CD4 peptides for binding to viral            Antiviral       8/31/1993      2/18/1997     2/18/2014
                 envelope proteins

5,614,562        Method of treating drug resistant           Anticancer      12/16/1992      3/25/1997     3/25/2014
                 tumor cells using organoselenones





EP 0 671 947     Compositions for eliciting cytotoxic        Antiviral        2/12/1992      8/3/2000      2/12/2012
                 T-lymphocyte responses against
                 viruses

6,147,244        Preparations of thiophosphites and           Antiviral        5/3/1999     11/14/2000      5/3/2019
                 Thiophosphonates                           /Anticancer


6,147,245        Preparation and use of Alpha-Keto            Antiviral       7/13/1999     11/14/2000     7/13/2019
                 Bisphosphonates

6,210,873        Methods and compositions for the             Antiviral       12/2/1991       4/3/2001      4/3/2018
                 priming of specific cytotoxic
                 T-lymphocyte response

6,265,539        Prophylaxis and therapy of                   Antiviral       2/13/1992      7/24/2001     7/24/2018
                 acquired immunodeficiency
                 syndrome

6,284,909        Preparations of thiophosphites and           Antiviral       11/1/2000       9/4/2001     11/1/2020
                 thiophosphonates

         Other than those listed above, the Company does not have any patent license or royalty agreements. However, as a biomedical research and development company, we expect that the Company will continue to seek new patent and license opportunities related to its business.

            GOVERNMENT REGULATION AND CLINICAL TESTING FOR NEW DRUGS
            --------------------------------------------------------

         The manufacture and sale of therapeutic drugs are subject to government regulation in the U.S. and in certain foreign countries. In the U.S., we must follow rules and regulations established by the FDA requiring the presentation of data indicating that our products are safe and efficacious and are manufactured in accordance with the FDA's current Good Manufacturing Practices
(cGMP) regulations.

         Safety and effectiveness standards are required in certain other countries as well. The Company believes that only a limited number of foreign countries have extensive regulatory requirements for new drugs, especially Japan and the countries comprising the European Union.

         The steps required to be taken before a new prescription drug may be marketed in the U.S. include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an IND, which must be evaluated and found acceptable by the FDA before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug, (iv) the submission of a New Drug Application (NDA) to the FDA and (v) FDA approval of the NDA. Prior to obtaining FDA approval of an NDA, the facilities that will be used to manufacture the drug must undergo a preapproval inspection to ensure compliance with the FDA's cGMP regulations.

         Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the safety and effectiveness of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA, after which clinical trials can begin. If the FDA has concerns about the proposed clinical trial, it may delay the trial and require modifications to the trial protocol prior to permitting the trial to begin.

         Clinical trials involve the administration of the pharmaceutical product to healthy volunteers or to patients identified as having the condition for which the product is being tested. The pharmaceutical product is administered under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols previously submitted to the FDA as part of the IND that detail the objectives of the trial, the parameters used to monitor safety and the efficacy criteria that are being evaluated. Each clinical trial is conducted under the auspices of an Institutional Review Board ("IRB") at the institution at which the trial is conducted. The IRB considers, among other things, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

         Clinical trials are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves trials in a limited patient population to determine the effectiveness of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks.

         In serious diseases such as HIV/AIDS, patients suffering from the disease rather than healthy volunteers are used in Phase I trials. In addition, Phase I trials may be divided between Phase Ia, in which single doses of the drug are given, and Phase Ib, in which multiple doses are given. In the latter instance, some efficacy data may be obtained if the subjects are patients suffering from the disease rather than healthy volunteers, and these trials are referred to as "Phase Ib/IIa."

         After a compound has been shown in Phase II trials to have an acceptable safety profile and probable effectiveness, Phase III trials are undertaken to evaluate clinical effectiveness further and to further test for safety within an expanded patient population at multiple clinical study sites. The FDA reviews both the clinical trial plans and the results of the trials at each phase, and may discontinue the trials at any time if there are significant safety issues.

         The results of the preclinical tests and clinical trials are submitted to the FDA in the form of an NDA for marketing approval. The testing and approval process requires substantial time and effort, and FDA approval may not be granted on a timely basis or at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review process and may delay marketing approval.

         Upon approval, a drug may be marketed only for the FDA approved indications in the approved dosage forms. Further clinical trials are necessary to gain approval for the use of the product for any additional indications or dosage forms. The FDA may also require post-market reporting and may require surveillance programs to monitor the side effects of the drug, which may result in withdrawal of approval after marketing begins.

         The FDA has developed several regulatory procedures to accelerate the clinical testing and approval of drugs intended to treat serious or life-threatening illnesses under certain circumstances. For example, in l988, the FDA issued regulations to expedite the development, evaluation and marketing of drugs for life-threatening and severely debilitating illnesses, especially where no alternative therapy exists (the "l988 Regulations"). These procedures encourage early consultation between the IND sponsors and the FDA in the preclinical testing and clinical trial phases to determine what evidence will be necessary for marketing approval and to assist the sponsors in designing clinical trials. Under this program, the FDA works closely with the IND sponsors to accelerate and condense Phase II clinical trials, which may, in some cases, eliminate the need to conduct Phase III trials or limit the scope of Phase III trials. Under the l988 Regulations, the FDA may require post-marketing clinical trials (Phase IV trials) to obtain additional information on the drug's risks, benefits and optimal use.

         In l992, the FDA issued regulations establishing an accelerated NDA approval procedure for certain drugs under Subpart H of the agency's NDA approval regulations ("Subpart H Regulations"). The Subpart H Regulations provide for accelerated NDA approval for new drugs intended to treat serious or life-threatening diseases where the drugs provide a meaningful therapeutic advantage over existing treatment. Under this accelerated approval procedure, the FDA may approve a drug based on evidence from adequate and well-controlled studies of the drug's effects. This approval is conditional on the favorable completion of trials to establish and define the degree of clinical benefits to the patient. In this case, post-marketing clinical trials would usually be underway when the product obtains accelerated approval. If, after approval, a post-marketing clinical study establishes that the drug does not perform as expected, or if post- marketing restrictions are not adhered to or are not adequate to ensure the safe use of the drug, or other evidence demonstrates that the product is not safe and/or effective under its conditions of use, the FDA may withdraw approval. The Subpart H Regulations can complement the l988 Regulations for expediting the development, evaluation and marketing of drugs. These two procedures for expediting the clinical evaluation and approval of certain drugs may shorten the drug development process by as much as two to three years.

         We believe that several of our drugs may be candidates for accelerated development and/or approval under the l988 Regulations and/or the Subpart H Regulations. This would include our HIV/AIDS drugs as well as the Company's anticancer agents.

         Once the sale of a product is approved, the FDA regulates the manufacturing and marketing of the product. The FDA periodically inspects both domestic and foreign drug manufacturing facilities to ensure compliance with applicable cGMP regulations and other requirements. In addition, manufacturers in the U.S. must register with the FDA and submit a list of every drug in commercial distribution. Foreign manufacturers are subject only to the drug listing requirement. Post-marketing reports are also required to monitor the product's usage and effects. Product approvals may be withdrawn, or sanctions imposed, if compliance with regulatory requirements is not maintained.

         Many foreign countries also regulate the clinical testing, manufacturing, marketing and use of pharmaceutical products. The requirements relating to the conduct of clinical trials, product approval, manufacturing, marketing, pricing and reimbursement vary widely from country to country. In addition to the import requirements of foreign countries, a company must also comply with U.S. laws governing the export of FDA regulated products.

            HEALTH CARE REFORM MEASURES AND THIRD PARTY REIMBURSEMENT
            ---------------------------------------------------------

         Pharmaceutical companies are affected by the efforts of governments and third party payors to contain or reduce the cost of health care through various means. A number of legislative and regulatory proposals aimed at changing the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the U.S. has and will continue to increase pressures on pharmaceutical pricing. While the Company cannot predict whether legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement and/or adoption of such proposals or efforts could have a material adverse effect on the Company. In the U.S. and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans that mandate predetermined discounts from list prices.

                        RESEARCH AND DEVELOPMENT OUTLAYS
                        --------------------------------

         During 2000, the Company incurred expenses of $1,017,198, on research and development activities. The Company has incurred expenses of $946,419 for research and development during the twelve months ending December 31, 2001.

ITEM 2.   DESCRIPTION OF PROPERTIES

         The Company's principal office is located at 9948 Hibert St., Suite 100 in San Diego, California, and consists of 1,553 square feet. The office is occupied under a three-year lease expiring on January 14, 2004, at an annual rental of $34,800 per year.

         The Company also has an office handling administrative and finance matters, at 333 N. Sam Houston Parkway, Suite 1035, Houston, Texas, which consists of approximately 800 square feet. The lease on this office expired as of October 31, 2001, and the Company presently has a month-to-month lease arrangement at $19.00 per square foot. We believe the Company will easily be able to find comparable space should the Company need or want to vacate this office.

         Our research and development activities are conducted mainly on the premises of M.D. Anderson, USC and Sahlgrenska University Hospital, pursuant to the terms of sponsored research arrangements.

ITEM 3.   LEGAL PROCEEDINGS

         The Company was a defendant in an action entitled KARO BIO USA, INC. VS. BIOKEYS PHARMACEUTICALS, INC., commenced in the United States District Court for the District of

Delaware on July 3, 2001. The action alleged infringement of Karo Bio's federal trademark registration for the name "Biokey," based upon a claimed prior use in connection with a particular Karo Bio product, and the use of "Biokeys" in our Company's name. The plaintiff sought to prevent us from continuing to use "Biokeys" as part of our name, as well as an unspecified amount of damages.

         The action was settled and discontinued in March, 2002 without monetary liability by either party. The Company agreed to a cessation of the commercial use of "Biokeys", with certain permitted exceptions through a period of transition. However, the Company will retain the use of its corporate name, "Biokeys Pharmaceuticals, Inc. " We believe that the settlement with Karo Bio will not have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of securities holders, through solicitation of proxies or otherwise, during the fourth quarter of 2001.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

                               MARKET INFORMATION
                               ------------------

         Until December 7, 1999, the Common Stock of Biokeys Pharmaceuticals, Inc. (then known as BioQuest, Inc.) was quoted on the National Association of Securities Dealers (NASD) OTC Bulletin Board under the symbol "HIVX". Since that time, our Common Stock has been quoted in the "Pink Sheets". Trading in the "Pink Sheets" takes place on an irregular basis, and liquidity in this trading market may be variable or extremely limited. All prices shown have been adjusted to reflect a 1 for 1.989949857 reverse stock split in 2000. The Company is presently in the process of reapplying for quotation privileges on the OTC Bulletin Board.

         The following represents high and low prices in the Pink Sheets during the last 24 months:

            QUARTER ENDING            HIGH             LOW
            --------------            ----             ---
March 31, 2000                       $3.48            $0.299
June 30, 2000                        $3.18            $0.995
September 30, 2000                   $3.90            $2.25
December 31, 2000                    $3.85            $2.80
March 31, 2001                       $5.25            $2.75
June 30, 2001                        $2.90            $2.10
September 30, 2001                   $3.10            $2.00
December 31, 2001                    $3.30            $1.40

HOLDERS

         The number of record and beneficial holders of our Common Stock as of December 31, 2001 is approximately 600.

DIVIDENDS

         The Company has never paid cash dividends on its common stock and does not expect to pay any cash dividends on its common stock in the foreseeable future.

TRANSFER AGENT

         Our transfer agent is Interwest Transfer Co., Inc., 1981 East 4800 South, Salt Lake City, UT 84117.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL
                                     -------

         As a development-stage biomedical research company, we have not yet generated any revenues from our anti-cancer and anti-viral products. We have had no earnings since inception, and have an accumulated deficit of $24,043,342 as of December 31, 2001. Our expenses from inception have related to costs incurred in research activities for the development of our drug candidates, administrative expenses required to support these efforts and, more recently, substantial charges for amortization of goodwill and an impairment loss resulting in a write off of goodwill totalling $15,205,675. The goodwill resulted from the October 2000 merger with Biokeys, Inc. We expect losses to continue for the near future, and such losses will likely increase as we approach human clinical trials for our CoFactor drug. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. Also, future profitability will require that the Company establish agreements with other parties for the clinical testing, manufacturing, commercialization and sale of its products.

         Since inception, the Company has generally funded itself through short-term loans and the sale of equity securities. We will need to obtain additional financing in order to sustain our efforts, as discussed below under "Liquidity and Capital Resources."

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

         The most significant accounting estimates relate to valuing equity transactions. The value assigned to stock warrants granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services," which require that such costs be measured at the end of each reporting period to account for changes in the fair value of the Company's common stock until the options are vested.

         Preferred stock is valued at the liquidation value of $1,000 per share. Common Stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. The Company values warrants using the Black-Scholes pricing model. The model considers a number of factors, including the market price and expected volitillity of our common stock at the date of measurement or re-measurement. The expense related to all equity transactions is amortized over the vesting period of the related equity instruments.

         The amount of compensation expense we record in future periods could fluctuate significantly from period to period as a result of: (a) the period re-measurement of equity instruments from non-employees principally as a result of fluctuations in the market price of our common stock; (b) the method and period over which the value is amortized as charges to operations; (c) additional equity instruments granted; and (d) subsequent forfeitures or cancellations of unvested instruments.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs consist of costs incurred for company-sponsored as well as collaborative research and development activities. These costs include direct and research- related overhead expenses and are expensed as incurred. Patent costs and technology license fees for technologies that are utilized in research and development and have no alternative future use are expensed when incurred.

         YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

         The Company continued its research and development efforts in the year ended December 31, 2001, and no revenues were received. The Company earned interest income of $31,690 in 2001, which is a decrease from $40,922 earned in the prior year, as interest-earning funds received in the Company's 2000 overseas private placement were applied to operations.

         During 2001, we intensified our research and development efforts in connection with our EradicAide and BlockAide products for HIV/AIDS. We also funded research and development efforts in connection with CoFactor and Thiovir, and have obtained FDA approval of our IND application for undertaking U.S. clinical trials for CoFactor. We incurred total research and development expenses of $946,419 in 2001, down slightly from $1,017,198 incurred in 2000, reflecting research grants made by the Company in late 2000 which provided for "front-loaded" payments for ongoing research projects extending into 2001 and beyond.

         General and Administrative expenses increased from $793,970 in 2000 to $2,308,130 in 2001, primarily as a result of additional costs and expenses related to fees paid to the Company's accountants, investment and financial advisers, attorneys and other consultants. A significant portion of the increase related to expanded activities after the merger and to the Company's efforts to register as a reporting company under the Securities Exchange Act of 1934.

         Depreciation and amortization amounted to $7,672,112 in 2001, primarily reflecting amortization of goodwill resulting from the October 2000 merger with Biokeys, Inc., at the rate of $1,900,709 for each of the four calendar quarters during the year. This compares with a goodwill amortization charge of only $1,900,709 for the last quarter of 2000, following the merger in October 2000.

         Through December 31, 2001, the Company had not been able to raise sufficient capital to ensure future funding of its research and development. Consequently, the Company reviewed the carrying value of the goodwill associated with the acquisition of Biokeys, Inc. for impairment. The

Company reduced its carrying value to zero through a noncash charge of $5,702,130 on December 31, 2001, eliminating further amortization for goodwill in 2002.

         Interest expense decreased to $12,019 in 2001 from $23,497 in 2000, due to the conversion into Common Stock of the Company's Subordinated Convertible Notes issued in 2000, and the resulting reduction in interest.

         As a result of the substantial increase in amortization of goodwill and the non-cash impairment loss, as well as the other factors described above, the Company's net loss increased from $(3,701,084) in 2000 to $(16,339,120) in 2001, and the loss per share increased from $(0.44) per share in 2000 to $(1.12) per share in 2001.

         YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

         The Company continued its research and development efforts in both 1999 and 2000, and no revenues were received during the period. However, the Company earned interest income which increased to $40,922 in 2000 from $14,234 in 1999, as a result of interest earned on funds received from the Company's overseas private placement offering.

         Using the proceeds of our overseas private placement offering, we were able to significantly expand our research and development efforts in connection with our EradicAide and BlockAide products for HIV/AIDS. Results in preliminary, small-scale non-human primate trials warranted an expansion of the Company's research program into larger scale non-human primate trials conducted through researchers at M.D. Anderson. In addition, after the consummation of the merger with Biokeys, Inc., we began to fund research and development efforts in connection with CoFactor and Thiovir. Accordingly, our research and development expenses increased substantially from $351,446 in 1999 to $1,017,198 in 2000.

         General and Administrative expenses increased by approximately 12% from $708,562 in 1999 to $793,970 in 2000, primarily as a result of additional costs and expenses related to the merger.

         Depreciation and amortization increased from $5,385 in 1999 to $1,907,341 in 2000. Such increases are due primarily to the merger, which resulted in $15,205,675 of goodwill being recorded on the Company's balance sheet based on allocation of the purchase price to net assets acquired. Such amount was being amortized over a two-year period, beginning in the last quarter of 2000, at which time a goodwill amortization charge of $1,900,709 for the quarter was recorded.

         Interest expense increased from $4,326 in 1999 to $23,497 in 2000.

         As a result of the factors described above, the Company's net loss increased from $(1,055,485) in 1999 to $(3,701,084) in 2000, and the loss per share increased from $(0.20) per share in 1999 to $(0.44) per share in 2000.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

         The Company has incurred negative cash flows since its inception, and has funded its activities primarily through short-term loans and sales of equity securities. As of December 31, 2001, cash and cash equivalents totaled $164,476, compared with $467,878 plus a $1,016,320 certificate of deposit on December 31, 2000.

         The Company does not have any bank or any other commercial financing arrangements. The Company's operations since the merger have been funded primarily from the proceeds of its overseas private placement offering consummated in August and September 2000, by which the Company raised a total of $3.2 million through the issuance of its Series A 8% Convertible Preferred Stock.

         We intend to move our CoFactor product into human clinical trials in the U.S. during 2002, since the FDA has approved our IND. The Company will need adequate funding to conduct the trials, either through a commercial partnership, additional financing, or a combination of both. The clinical trials for 2002 are expected to cost between $3 and $4 million, based upon estimates obtained from three different contract research organizations capable of running clinical trials for CoFactor.

         The Company also plans further development of its HIV products, EradicAide and BlockAide, in 2002 if funding is available through a marketing partnership, government grant (for which the Company has applied during 2001) or additional financing. Expenditures on research and development for EradicAide are expected to range between $250,000 and $1,000,000, and will require an additional $2 million if initial human trials are undertaken.

         We raised approximately $450,000 through the issuance of short-term notes and warrants in October and December, 2001. We believe our current resources are sufficient to fund our general and administrative overhead until the end of May 2002, at which time we will need to obtain additional financing of approximately $1,000,000 to cover corporate overhead and working capital needs until early 2003. In addition, we are seeking additional resources to fund the research projects described above. If sufficient funding is available, we may add up to two additional employees in 2002.

         We are currently formulating plans for the additional financing which will be required for 2002 and beyond, but we have not yet obtained commitments for such financing. The Company's dependence on obtaining additional capital will continue at least until the Company is able to begin marketing its new technologies. The Company's future capital requirements and the adequacy of its financing will depend upon numerous factors, including the successful commercialization of the Company's drug candidates, progress in its product development efforts, progress with preclinical studies and clinical trials, government grants, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products.

         The Company will be required to obtain such funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified.

The Company does not presently have any committed sources of additional financing, and cannot guarantee that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

                          NEW ACCOUNTING PRONOUNCEMENTS
                          -----------------------------

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS (SFAS No. 141). SFAS No. 141 eliminates the pooling of interests method of accounting and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Adoption of SFAS No. 141 had no material impact on the Company.

         The FASB has also issued Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142), which will be effective for the Company as of January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS No. 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. Adoption of SFAS No. 142 will result in the elimination of annual amortization expense related to goodwill. The Company does not expect the adoption of SFAS No. 142 will have a material impact on its business because, as of December 31, 2001, it has no goodwill or other intangible assets with indefinite lives.

         The FASB issued Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (SFAS No. 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets. SFAS No. 143 will be effective for the Company as of January 1, 2003. The Company does not expect the adoption of SFAS No. 143 will have a significant impact on its financial condition or results of operations.

         The FASB issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL, AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. SFAS No. 144 will be effective for the Company as of January 1, 2002. The Company does not expect the adoption of SFAS No. 144 will have a significant impact on its financial condition or results of operations.

ITEM 6A.  QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         We do not engage in trading market-risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not entered into any forward or future contracts, and have purchased no options and entered into no swaps. We have no credit lines or other borrowing facilities, and do not view ourselves as subject to interest rate fluctuation risk at the present time.

                                  RISK FACTORS
                                  ------------

THERE IS A SUBSTANTIAL ACCUMULATED DEFICIT AND A WORKING CAPITAL DEFICIENCY; THE COMPANY'S AUDITED FINANCIAL STATEMENTS ARE SUBJECT TO A GOING CONCERN UNCERTAINTY.

         The Company had an accumulated deficit of $24,043,342 as of December 31, 2001. Since the Company presently has no source of revenues and is committed to continuing its product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA and successfully marketed. The Company has had limited working capital for its product development and other activities, and had a working capital deficiency of $(686,151) as of December 31, 2001. The Company's audited financial statements have been prepared on the assumption that the Company will continue as a going concern, and are presented subject to the uncertainty, expressed in the report of the Company's auditors, that the Company's recurring losses from operations raise substantial doubt as to the Company's ability to continue as a going concern. (See the Company's Consolidated Financial Statements, included with this Annual Report.)

WE HAVE NO CURRENT REVENUES OR PROFITS.

         The Company has devoted its resources in recent years to developing a new generation of therapeutic drug products, but such products cannot be marketed until clinical testing is completed and governmental approvals have been obtained. Accordingly, there is no current source of revenues, much less profits, to sustain the Company's present activities, and no revenues will be available until, and unless the new products are clinically tested, approved by the FDA and successfully marketed, an outcome which the Company is not able to guarantee.

IT IS UNCERTAIN THAT THE COMPANY WILL HAVE ACCESS TO FUTURE CAPITAL.

         It is not expected that the Company will generate positive cash flow from operations for at least the next several years. As a result, substantial additional equity or debt financing may be required to fund our activities. The Company has funded its operations primarily through the sale of Company Securities. We cannot assure you that we will be able to consummate any future financing on favorable terms, if at all, or that such financing will be adequate to meet capital requirements. Any additional equity financing could result in substantial dilution to stockholders, and debt financing, if available, may involve restrictive covenants which preclude the Company from making distributions to stockholders and taking other actions beneficial to stockholders. If adequate funds are not available, the Company may be required to delay or reduce the scope of its drug development program or attempt to continue development by entering into arrangements with collaborative partners or others that may require the Company to relinquish some or all of its rights to proprietary drugs. The inability to fund its capital requirements would severely limit the Company's ability to continue its research and development projects.

THE COMPANY IS NOT CERTAIN THAT IT WILL BE SUCCESSFUL IN THE DEVELOPMENT OF ITS DRUG CANDIDATES.

         The successful development of any new drug is highly uncertain and is subject to a number of significant risks. Our drug candidates, which are in a development stage, require significant, time- consuming and costly development, testing and regulatory clearance. This process typically takes several years and can require substantially more time. Risks include, among others, the possibility that a drug candidate will (i) be found to be ineffective or unacceptably toxic, (ii) have unacceptable side effects, (iii) fail to receive necessary regulatory clearances, (iv) not achieve broad market acceptance, (v) be subject to competition from third parties who may market equivalent or superior products, or (vi) be affected by third parties holding proprietary rights that will preclude the Company from marketing a drug product. There can be no assurance that the development of drug candidates will demonstrate the efficacy and safety of a drug candidate as a therapeutic drug, or, even if demonstrated, that there will be sufficient advantages to its use over other drugs or treatments so as to render the drug product commercially viable. In the event that the Company is not successful in developing and commercializing one or more drug candidates, investors are likely to realize a loss of their entire investment.

FURTHER TESTING OF OUR DRUG CANDIDATES WILL BE REQUIRED AND THERE IS NO ASSURANCE OF FDA APPROVAL.

         The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of medical products, through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or more and varies substantially based upon the type, complexity, and novelty of the product.

         The effect of government regulation and the need for FDA approval may be to delay marketing of new products for a considerable period of time, to impose costly procedures upon the Company's activities, and to provide an advantage to larger companies that compete with the Company. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis or at all. Any such delay in obtaining, or failure to obtain, such approvals would materially and adversely affect the marketing of any contemplated products and the ability to earn product revenue. Further, regulation of manufacturing facilities by state, local, and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on the Company's ability to utilize any of its technologies, thereby adversely affecting the Company's operations.

         Human pharmaceutical products are subject to rigorous preclinical testing and clinical trials and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country.

         Among the uncertainties and risks of the FDA approval process are the following: (i) the possibility that studies and clinical trials will fail to prove the safety and efficacy of the drug, or that any demonstrated efficacy will be so limited as to significantly reduce or altogether eliminate the acceptability of the drug in the marketplace, (ii) the possibility that the costs of development, which can far exceed the best of estimates, may render commercialization of the drug marginally profitable or altogether unprofitable, and (iii) the possibility that the amount of time required for FDA approval of a drug may extend for years beyond that which is originally estimated. In addition, the FDA or similar foreign regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in FDA policy and the establishment of additional regulations during the period of product development and FDA review. Similar delays or rejections may be encountered in other countries.

THERE IS NO ASSURANCE THAT THE COMPANY'S PRODUCTS WILL HAVE MARKET ACCEPTANCE.

         The success of the Company will depend in substantial part on the extent to which a drug product achieves market acceptance. The degree of market acceptance will depend upon a number of factors, including (i) the receipt and scope of regulatory approvals, (ii) the establishment and demonstration in the medical community of the safety and efficacy of a drug product, (iii) the product's potential advantages over existing treatment methods and (iv) reimbursement policies of government and third party payors. We cannot predict or guarantee that physicians, patients, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize any drug product of the Company.

THE COMPANY WILL FACE INTENSE COMPETITION FROM OTHER COMPANIES IN THE PHARMACEUTICAL INDUSTRY.

         The Company is engaged in a segment of the pharmaceutical industry that is highly competitive and rapidly changing. If successfully developed and approved, any of the Company's drug candidates will likely compete with several existing therapies. In addition, other companies are pursuing the development of pharmaceuticals that target the same diseases as are targeted by the drugs being developed by the Company. The Company anticipates that it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. We cannot assure you that existing products or new products developed by competitors will not be more effective, or more effectively marketed and sold than those by the Company. Competitive products may render the Company's drugs obsolete or noncompetitive prior to the Company's recovery of development and commercialization expenses.

         Potential competition for CoFactor is difficult to quantify at this time. CoFactor is designed to enhance the performance of the Cancer Chemotherapy drug 5-FU (as described under Item 1 above). For colorectal cancer applications, which is our intended target market for CoFactor at this time, there are products which could be considered indirect competition, and we know of no direct competition to CoFactor as of the present time. Such indirect competition would come from leucovorin manufacturers, such as Astra Pharmaceuticals, Inc. and GlaxoSmithKline, which are large pharmaceutical companies, Xanodyne, which is a new biotech company which acquired rights to leucovorin from Immuney corporation and generic manufacturers such as Roxane Laboratories and Elkins-Sin, Inc. Since CoFactor will work synergistically with other key drugs such as CPT-ll, manufactured by Pharmacia & Upjohn, and because CoFactor has a different mode of action than CPT-11, we believe CoFactor will be useful with 5-FU drugs that are now manufactured by approximately 40 different branded or generic pharmaceutical manufacturers. However, we cannot rule out the possibility that there may be other directly competitive drugs available by the time CoFactor is able to obtain market approval.

         Competition for Selone, the Company's other anticancer agent, could arise from anticancer agents that are manufactured by pharmaceutical companies such as Bristol Myers Squibb, with its Cisplatin and carboplatin drugs, which are platinating agents, other anti-cancer drugs, such as Vinblastine, and Vincristine from Eli Lilly or Methotrexate from Lederle.

         Competition in the HIV/AIDS area is focused on drugs that are used in combination regimens to fight HIV progression to AIDS by suppressing the viral load. These drugs, such as Abacavir, Acyclovir, Amprenavir, 3TC, AZT and Valcyclovir, marketed by GlaxoSmithKline, or d4T and ddI marketed by Bristol Myers Squibb, are only a few of the approximately 20 different drugs approved by the FDA for HIV therapy. They are all sold by large pharmaceutical companies.

         Competition for Thiovir for treatment of HPV infection consists of topical creams, made from plant extracts, or surgical methods for removal of genital warts caused by HPV.

         Many of our competitors have significantly greater financial, technical and human resources and will likely be better equipped to develop, manufacture and market products. In addition than the Company, many of these competitors have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. A number of these competitors also have products that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, government agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are actively seeking to commercialize the technology they have developed. Accordingly, competitors may succeed in commercializing products more rapidly or effectively than the Company, which could drastically reduce the extent of the market for our products.

THE COMPANY'S SUCCESS WILL BE DEPENDENT ON LICENSES AND PROPRIETARY RIGHTS IT RECEIVES FROM OTHER PARTIES, AND ON ANY PATENTS IT MAY OBTAIN.

         Our success will depend in large part on the ability of the Company and its licensors to (i) maintain license and patent protection with respect to their drug products, (ii) defend patents and licenses once obtained, (iii) maintain trade secrets, (iv) operate without infringing upon the patents and proprietary rights of others and (iv) obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the U.S. and in foreign countries.

The Company has obtained licenses to patents and other proprietary rights from M.D. Anderson and from USC.

         The patent positions of pharmaceutical companies, including those of the Company, are uncertain and involve complex legal and factual questions. There is no guarantee that the Company or its licensors have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications or that claims allowed will be sufficient to protect the technology licensed to the Company. In addition, we cannot assure you that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive disadvantages to the Company.

         Litigation, which could result in substantial cost, may also be necessary to enforce any patents to which the Company has rights, or to determine the scope, validity and unenforceability of other parties' proprietary rights, which may affect the rights of the Company. U.S. patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. There can be no assurance that the Company's licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could hinder future financing efforts and delay clinical development efforts by the Company pending resolution of the disputed matters.

         The Company may also rely on unpatented trade secrets and know-how to maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with employees, consultants and others. There can be no assurance that these agreements will not be breached or terminated, that the Company will have adequate remedies for any breach, or that trade secrets will not otherwise become known or be independently discovered by competitors.

THE COMPANY'S LICENSE AGREEMENTS CAN BE TERMINATED IN THE EVENT OF A BREACH.

         The license agreements pursuant to which the Company has licensed its core technologies for its potential drug products permit the licensors, M.D. Anderson and USC, to terminate the agreement under certain circumstances, such as the failure by the licensee to use its reasonable best efforts to commercialize the subject drug or the occurrence of any other uncured material breach by the licensee. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the technology licensed, and the licensee is required to reimburse it for the costs it incurs in performing these activities. The license agreements also require the payment of specified royalties. Any inability or failure to observe these terms or pay these costs or royalties could result in the termination of the applicable license agreement in certain cases. The termination of a significant license agreement would require the Company to adjust and/or change its business plan.

THE COMPANY DOES NOT HAVE ITS OWN RESEARCH FACILITIES AND WILL BE DEPENDENT ON THIRD PARTIES FOR DRUG DEVELOPMENT.

         The Company does not have its own research and development facilities and engages consultants and independent contract research organizations to design and conduct clinical trials in connection with the development of a drug. As a result, these important aspects of a drug's development will be outside the direct control of the Company. In addition, there can be no assurance that such third parties will perform all of their obligations under arrangements with the

Company or will perform those obligations satisfactorily.

THERE IS NO SALES AND MARKETING CAPABILITY AT THE PRESENT TIME.

         The Company does not have marketing or sales personnel. The Company will have to develop a sales force, or rely on marketing partners or other arrangements with third parties for the marketing, distribution and sale of any drug product which is ready for distribution. There is no guarantee that the Company will be able to establish marketing, distribution or sales capabilities or make arrangements with third parties to perform those activities on terms satisfactory to the Company, or that any internal capabilities or third party arrangements will be cost-effective.

         In addition, any third parties with which the Company may establish marketing, distribution or sales arrangements may have significant control over important aspects of the commercialization of a drug product, including market identification, marketing methods, pricing, composition of sales force and promotional activities. There can be no assurance that the Company will be able to control the amount and timing of resources that any third party may devote to the products of the Company or prevent any third party from pursuing alternative technologies or products that could result in the development of products that compete with, and/or the withdrawal of support for, the products of the Company.

THE COMPANY'S SUCCESS IS DEPENDENT ON ITS KEY PERSONNEL.

         The Company is dependent on a small management group and on independent researchers, some of whom are inventors of the patents licensed to the Company for core technologies and drugs developed at M.D. Anderson and USC. Scientific personnel may from time to time serve as consultants to the Company and may devote a portion of their time to the Company's business, as well as continue to devote substantial time to the furtherance of the Company's sponsored research at M.D. Anderson, USC and other affiliated institutions as may be agreed to in the future, but such personnel are not employees of the Company and are not bound under written employment agreements. The services of such persons are important to the Company, and the loss of any of these services may adversely affect the Company.

         In addition, to develop and commercialize future drug products, the Company may need to hire and retain a number of additional highly qualified and experienced management, scientific personnel, consultants and advisors. The ability to attract and retain qualified personnel will be critical to the success of the Company. Competition for qualified individuals is intense, and the Company will face competition from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms or at all, and the failure to do so would have a material adverse effect on the Company.

         If the Company were to lose the services of its current biomedical researchers, we believe such services could be replaced by other independent researchers available in the San Diego and Houston areas, which have substantial biomedical research facilities and personnel. In addition, much of the research already conducted on CoFactor has been published in peer-review scientific journals and is therefore available to successor research personnel. However, the replacement process, if necessary, could cause delays in development and clinical trial work.

THERE IS UNCERTAINTY AS TO THE AVAILABILITY AND AMOUNTS OF HEALTH CARE REIMBURSEMENT.

         The Company's ability to commercialize its technology successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third- party payors. Significant uncertainty exists as to the reimbursement status of newly-approved medical products. The Company cannot guarantee that adequate third-party insurance coverage will be available for the Company to establish and maintain price levels sufficient for realization of an appropriate return on its investments in developing new therapies. Government, private health insurers, and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA. Accordingly, even if coverage and reimbursement are provided by government, private health insurers, and third-party payors for uses of the Company's products, the market acceptance of these products would be adversely affected if the amount of reimbursement available for the use of the Company's therapies proved to be unprofitable for health care providers.

UNCERTAINTIES RELATED TO HEALTH CARE REFORM MEASURES MAY AFFECT THE COMPANY'S SUCCESS.

         There have been a number of federal and state proposals during the last few years to subject the pricing of health care goods and services, including prescription drugs, to government control and to make other changes to U.S. health care system. It is uncertain which legislative proposals will be adopted or what actions federal, state, or private payors for health care treatment and services may take in response to any health care reform proposals or legislation. The Company cannot predict the effect which any future health care reforms may have on its business, and such reforms could limit coverage or reimbursement for claims of patients receiving therapies based on the Company's products.

THE COMPANY HAS NO MANUFACTURING FACILITIES.

         The Company will not have any manufacturing capacity. When required, the Company will seek to establish relationships with third-party manufacturers for the manufacture of clinical trial material and the commercial production of a drug product just as it has with Eprova, AG and Clinalfa AG. There can be no assurance that the Company will be able to establish relationships with third-party manufacturers on commercially acceptable terms or that third-party manufacturers will be able to manufacture a drug product on a cost-effective basis in commercial quantities under good manufacturing practices mandated by the FDA.

         The dependence upon third parties for the manufacture of products may adversely affect future costs and the ability to develop and commercialize a drug product on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of the drug product or that third party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such products. Any failure to establish relationships with third parties for its manufacturing requirements on commercially acceptable terms would have a material adverse effect on the Company.

THERE IS NO PRODUCT LIABILITY INSURANCE AND IT IS UNCERTAIN THAT SUCH INSURANCE CAN BE OBTAINED.

         The business of the Company will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. There can be no assurance that product liability claims will not be asserted against the Company. The Company intends to obtain limited product liability insurance for its clinical trials when they begin in the U.S. and to expand its insurance coverage if and when the Company begins marketing commercial products. However, there can be no assurance that the Company will be able to obtain product liability insurance on commercially acceptable terms or that the Company will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect against potential losses. A successful product liability claim or series of claims brought against the Company could impact both the reputation and the financial resources of the Company.

THE MARKET PRICE OF OUR SHARES IS VOLATILE.

         Market prices for the Company's Common Stock and the securities of other medical and biomedical technology companies have been volatile. Factors such as announcements of technological innovations or new products by the Company or its competitors, government regulatory action, litigation, patent or proprietary rights developments, and market conditions for medical and high technology stocks in general can have a significant impact on any future market for the Common Stock.

WE ARE NOT PAYING DIVIDENDS ON OUR COMMON STOCK.

         The Company has never paid cash dividends on Common Stock, and does not intend to do so in the foreseeable future.

THE ISSUANCE OF SHARES OF PREFERRED STOCK IN THE FUTURE MAY AFFECT THE COMMON STOCK.

         The Company has previously issued shares of Series A Convertible Preferred Stock to overseas investors. In addition, the Board of Directors is authorized, without action by the stockholders, to issue other shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Although no such issuance is currently planned, the effect of such issuance in the future may be to (i) restrict future dividends on Common Stock, (ii) dilute the voting power of Common Stock, (iii) impair the liquidation rights of the Common Stock, and (iv) delay or prevent a change in control without further action by the stockholders.

UNDER PROVISIONS OF THE COMPANY'S CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW, THE COMPANY'S MANAGEMENT MAY BE ABLE TO BLOCK OR IMPEDE A CHANGE IN CONTROL.

         The Company's Certificate of Incorporation authorizes the Board of Directors (the "Board") to issue shares of undesignated preferred stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any such preferred stock that may be issued in the future. Moreover, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of the voting stock. These and other provisions of the Certificate of Incorporation and the by-laws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving a change of control of the Company, even if such events could be beneficial to the interest of the stockholders as a whole. Such provisions could limit the price that certain investors might be willing to pay in the future for the Common Stock.

OFFICERS' AND DIRECTORS' LIABILITIES ARE LIMITED UNDER DELAWARE LAW.

         Pursuant to the Company's Certificate of Incorporation and by-laws, as authorized under applicable Delaware law, directors are not liable for monetary damages for breach of fiduciary duty, except in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or for any transaction in which a director has derived an improper personal benefit. The Certificate of Incorporation and by-laws provide that the Company must indemnify its officers and directors to the fullest extent permitted by Delaware law for all expenses incurred in the settlement of any actions against such persons in connection with their having served as officers or directors.

THE EFFECT OF ADDITIONAL OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES COULD DEPRESS THE PRICE OF OUR STOCK.

         As of December 31, 2001, there were outstanding options and warrants for the purchase of an aggregate of 3,468,094 shares of Common Stock at various exercise prices. In addition, the Company's Series A Convertible Preferred Stock is convertible into a total of 800,000 shares of Common Stock at the election of the holders. Assuming that all options and warrants were exercised and that all of the Series A Preferred Stock was converted, a total of 4,268,094 additional shares of Common Stock would be issued, for which the Company would receive aggregate cash proceeds of approximately $4,903,595. After various holding period requirements under Rule 144 of the Securities and Exchange Commission are satisfied, the holders of such shares would be entitled to sell such shares in the public market, assuming a public market for the Company's shares were then available. The public sale of such significant amounts of shares could adversely affect the prevailing price of Common Stock in the market and could seriously impair the Company's ability to raise capital through subsequent securities offerings.

A SUBSTANTIAL PORTION OF THE COMPANY'S OUTSTANDING COMMON STOCK MAY BECOME AVAILABLE FOR PUBLIC SALE UNDER RULE 144 IN THE FUTURE.

         A substantial portion of the Company's outstanding shares of Common Stock, including certain shares issues in the merger with Biokeys, Inc. may become available for public sale in the future under Rule 144 of the Securities and Exchange Commission, after the owners of such shares satisfy the holding period and other requirements of Rule 144. Future sales of significant numbers of shares of Common Stock could adversely affect the prevailing market price of the Common Stock and could also impair the Company's ability to raise capital through subsequent offerings of securities.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements for the years ended December 31, 2001 and 2000 are incorporated into this report and are attached in a separate section following Part IV of this document. They include:

         o         Independent Auditor's Report dated April 10, 2002
         o         Consolidated Balance Sheets
         o         Consolidated Statements of Operations
         o         Consolidated Statements of Shareholders' Equity (Deficit)
         o         Consolidated Statements of Cash Flow
         o         Notes to Consolidated Financial Statements

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None

                                    PART III
                                    --------

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Board of Directors of Biokeys Pharmaceuticals, Inc. is presently composed of Louis R. Reif, Warren C. Lau, and Robert D. Whitworth. Directors generally serve for one-year terms and until successors are duly elected and qualified.

         The Board of Directors of our subsidiary, Biokeys, Inc., is comprised of M. Ross Johnson, Ph.D., Nicholas Jon Virca, Francis E. O'Donnell, Jr., M.D., and Louis R. Reif.

         The members of the board of directors and executive officers of each of Biokeys Pharmaceuticals, Inc. and Biokeys, Inc., and their respective positions and ages as of December 31, 2001, are as follows:


NAME                                       AGE                POSITION
-----------------------------------------------------------------------------------------------------------------
Louis R. Reif                               78                Chairman, Chief Executive Officer and
                                                              Member of the Board of  Directors of Biokeys
                                                              Pharmaceuticals, Inc.; Member of the Board
                                                              of Directors and Secretary of Biokeys, Inc.

Nicholas Jon Virca                          54                President, Chief Executive Officer and
                                                              Member of the Board of Directors of Biokeys,
                                                              Inc.

Warren C. Lau                               48                President, Chief Financial Officer and
                                                              Member of the Board of  Directors of Biokeys
                                                              Pharmaceuticals, Inc.; Chief Financial Officer
                                                              of Biokeys, Inc.

M. Ross Johnson, Ph.D.                      56                Chairman and Member of the Board of
                                                              Directors of Biokeys, Inc.

Francis E. O'Donnell, Jr. M.D.              52                Member of the Board of Directors of Biokeys,
                                                              Inc.

Robert D. Whitworth                         48                Member of the Board of Directors and
                                                              Secretary of Biokeys Pharmaceuticals, Inc.


LOUIS R. REIF is a co-founder of Biokeys Pharmaceuticals, Inc. and has served as its Chief Executive Officer and Chairman and as a member of its Board of Directors since 1996. From 1952 to 1993, Mr. Reif was associated with National Fuel Gas Company, a U.S. natural gas company listed on the New York Stock Exchange. He served as Vice President from 1958 to 1974, President and Chief

Executive Officer from 1974 to 1988, a Director from 1966 to 1993, and Chairman of the Board from 1980 to 1993. In 1989, Mr. Reif served as Chief Operating Officer and a Director of Delaware North Companies, a large privately-held company operating food concession businesses at major sports arenas in the U.S. He has served as past Chairman of the American Gas Association and Chairman of the 17th World Gas Conference of the International Gas Union. He is a Trustee-emeritus of the State University of New York. Mr. Reif received a B.A. degree from the University of Buffalo and a J.D. degree from the University of Michigan.

NICHOLAS JON VIRCA has served as President, and a Director of Biokeys, Inc., the Company's wholly- owned subsidiary, since March 1997, becoming Chief Executive Officer in March 2000. From 1991 to 1997, he served as Vice President of Operations, and as a director from 1997 to 1998, of Diametrix Detectors, Inc., a privately-held immunosensor company which he co-founded and which focused on detection of narcotics using monoclonal antibodies. From 1991 to 1994, Mr. Virca also served as Vice President, Business Operations, of IRT Corporation, a publicly-traded company that specialized in x-ray inspection and imaging systems for industrial and security applications. In addition, from 1994 to 1997, Mr. Virca served as Business Unit Manager, Security Products, for Nicolet Imaging Systems, a company that purchased substantially all of IRT's assets in 1994. His earlier employment includes key marketing and general management positions with Fisher Scientific, Damon Biotech, Promega Corporation, the Ortho Division of Johnson & Johnson and the Ross Division of Abbott Laboratories, during which he participated in the commercialization of numerous prescription and OTC pharmaceuticals and biotherapeutic and diagnostic reagents. Mr. Virca received a B.A. degree in biology from Youngstown State University.

WARREN C. LAU is the co-founder of Biokeys Pharmaceuticals, Inc. and has served as its President and as a member of its Board of Directors from June 1996, and Chief Financial Officer of Biokeys, Inc., the Company's wholly-owned subsidiary, since the merger. From November 1997 to September 1998, Mr. Lau served as a director of Immune Complex Corporation and Synthetic Genetics, Inc., privately-held biotechnology companies with which the Company was affiliated during such period. From 1986 to 1996, Mr. Lau was a registered representative of Josephthal, Lyons and Ross, an investment banking and brokerage firm, where he was involved with the underwriting of biotechnology issues.

M. ROSS JOHNSON, PH.D. serves as Chairman and a Director of Biokeys, Inc. From 1996 to 1999, he was President, Chief Executive Officer and member of the Board of Directors of Trimeris, Inc., and, from 1995 to 1996, served as its Chief Scientific Officer and Vice President of Research and Development. Trimeris is engaged in the development of fusion inhibitor technology for antivirals to treat HIV infection. Prior to his service with Trimeris, Dr. Johnson was President and CEO of Parnassus Pharmaceuticals and Vice President of Chemistry at the Glaxo, Inc. Research Institute in North Carolina, where he was part of the original scientific founding team. Earlier, he served in key scientific and research management positions with Pfizer Central Research. He is Adjunct Professor of Chemistry and Adjunct Professor of Medicinal Chemistry at the University of North Carolina at Chapel Hill. He has authorized or participated in numerous patents, scientific publications and scientific and medical presentations. Dr. Johnson received his B.S. degree in chemistry from the University of California at Berkeley and a Ph.D. degree in organic chemistry from the University of California at Santa Barbara.

FRANCIS E. O'DONNELL, JR., M.D. has served as a director of Biokeys, Inc. (including its predecessor) since1996. He is founder and Managing Partner of Hopkins Capital Group, LLC, a biotech business development company. In his role as Managing Partner for the Hopkins Capital Group, he is actively involved in the management of the portfolio companies: APP Specialty Pharmacy, Photo Vision Pharmaceuticals, BioDelivery Sciences International, Inc., RetinaPharma, Inc., Pen2Net, Inc. and Sublase, Inc. Dr. O'Donnell is the Founder and Managing Partner of Hopkins Biotech Development Corporate (HBDC) which provides biotech company advertising. Dr. O'Donnell has published over 30 peer-reviewed scientific articles and he has been awarded 22 U.S. patents. He is a 1975 graduate of the Johns Hopkins School of Medicine and former a Professor and Chairman, Department of Opthamology at the St. Louis University School of Medicine in St. Louis, Missouri.

ROBERT D. WHITWORTH has served as a director of Biokeys Pharmaceuticals, Inc. since August, 1998. Mr. Whitworth began his business career in 1976 with Charles Martin, Inc., a petroleum inspection company, and ultimately served as Chief Chemist for Europe, Africa, and the Middle East. In 1979, Mr. Whitworth became Vice President, Logistics and Quality Control, at Hydrocarbon Trading and Transport, Inc., a Houston, Texas, company, which at the time was the largest private supplier of jet fuel in the U.S. From 1989 to 1994, Mr. Whitworth was a Vice President of Croydon Resources, Inc., a provider of crude oil and refined petroleum products for refinery processing. From 1994 to the present, Mr. Whitworth has served as Manager of International Fuel Sales and Operations for Mercury Group, Inc., a jet fuel supplier for the airline industry. Mr. Whitworth is the holder of 22 U.S. and international patents in chemical and petroleum engineering, and is a member of the American Chemical Society, the American Society for Testing and Materials and the International Standards Association. Mr. Whitworth holds a B.S. degree in Chemistry from Southern Methodist University.

KEY CONSULTANT

         The Company also utilizes the consulting services of Chris Chapman, M.D., who advises the Company on planning, preparation and implementation of the Company's clinical trials.

         CHRIS CHAPMAN, M.D. (MEDICAL DIRECTOR) is a consultant to the pharmaceutical industry; he is President of Chapman Pharmaceutical Consulting. Prior to starting his consulting practice, Dr. Chapman was Executive Director, Medical Affairs, Quintiles Consulting and a founding Co-Director of Quintiles BRI (QBRI) Medical Affairs, Drug Safety and Medical Writing Departments, where he served from 1995 to 1999. At Quintiles, he developed a team of medical professionals, including Board-certified physicians in Infectious Disease, Internal Medicine, Cardiology, Allergy- Immunology, and Neurology to spearhead clinical activities with a focus toward FDA drug approvals. Dr. Chapman was responsible for overseeing the work of other physicians on clinical trials, the domestic and international Serious Adverse Event Database, and the departments performing adverse event coding and medical writing for a wide range of clinical trial documents. Prior to Quintiles, Dr. Chapman served as Medical Director/Safety Officer for Regeneration Pharmaceuticals, Inc. Dr. Chapman received his M.D. degree from Georgetown University in Washington, D.C., where he completed his internship in Internal Medicine, a residency in Anesthesiology, and a fellowship in cardiovascular and Obstetric Anesthesiology. He is currently a critical care physician on the staff at Doctor's Community Hospital, Lanham, Maryland. As a consultant to the pharmaceutical industry, Dr. Chapman has been instrumental in achieving FDA approval of many drugs including Corolopam(R), Agrylin(TM), Zyvox(R), Arava(TM), and Integrilin(R). He is a Diplomat, National Board of Medical Examiners, and a member of the American Medical Association, American Society of Anesthesiologists and Academy of Pharmaceutical Physicians.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid to each executive officer of Biokeys Pharmaceuticals, Inc. and Biokeys, Inc., for each of the three fiscal years ended December 31, 2001:


                         Annual Compensation                                      Awards                Payouts
                                                                                                                      (i)
(a)                        (b)        (c)          (d)         (e)          (f)            (g)            (h)
Name                      Year       Salary       Bonus       Other      Restricted     Securities       LTIP         All
and                                   ($)          ($)       Annual        Stock        Underlying      Payouts      Other
Principal                                                     Compe       Award(s)       Options/         ($)       Compen-
Position                                                     nsation        ($)          SARs (#)                    sation
                                                               ($)                                                    ($)
Nicholas Jon Virca      2001      124,000          -0-         -0-          -0-            -0-            -0-         -0-
President and CEO       2000       30,000(1)
Biokeys, Inc.           1999

Warren C. Lau           2001      114,000                      -0-          -0-            -0-            -0-         -0-
President               2000      114,000
Biokeys                 1999      114,000       5,000
Pharmaceuticals,
Inc.,
CFO, Biokeys
Pharmaceuticals,
Inc.

Louis R. Reif (2)          -0-        -0-          -0-         -0-          -0-            -0-            -0-         -0-
CEO and
Chairman, Biokeys
Pharmaceuticals,
Inc.

----------
Notes:    (1) Includes salary only for the last quarter of 2000, during which
              Biokeys, Inc. was a subsidiary.
          (2) Mr. Reif has not been paid compensation, but is reimbursed for actual expenses.

         The Company has an employment agreement with Warren C. Lau, President of Biokeys Pharmaceuticals, Inc., expiring November 30, 2002. The agreement provides for an annual salary of $114,000, plus cost-of-living increases based on percentage changes in the Consumer Price Index among other things. In the event of a change of control of the Company and a related termination of the employment agreement, Mr. Lau will be entitled to a severance payment equal to one year's salary.

         Nicholas Jon Virca, the President and Chief Executive Officer of Biokeys, Inc., does not presently have an employment agreement. He receives a salary of $124,000 per year.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information known to the Company regarding beneficial ownership of the Common Stock of the Company as of December 31, 2001, of (i) each person who is known to the Company to own of record or beneficially more than five percent (5%) of such Common Stock, (ii) each director and executive officer of the Company (including Biokeys, Inc.)

and (iii) all directors and executive officers of the Company (including Biokeys, Inc.) as a group. All share amounts shown here and elsewhere in this registration have been adjusted to reflect a reverse stock split of approximately one for 1.9899 in 2000.


Name and Address of Beneficial Owners                               Number of Shares                  Percent of Class
-------------------------------------                               ----------------                  ----------------
Louis R. Reif                                                               201,0101                             1.35%
c/o Biokeys Pharmaceuticals, Inc.
333 N. Sam Houston Pkwy, Suite 1035
Houston, Texas 77060

Warren C. Lau                                                               885,7972                             5.94%
c/o Biokeys Pharmaceuticals, Inc.
333 N. Sam Houston Pkwy, Suite 1035
Houston, Texas  77060

Nicholas Jon Virca                                                          476,6933                             3.20%
c/o Biokeys Pharmaceuticals, Inc.
9948 Hibert Street, Suite 100
San Diego, CA 92131

Robert D. Whitworth                                                           50,205                             0.34%
c/o Biokeys Pharmaceuticals, Inc.
333 N. Sam Houston Pkwy, Suite 1035
Houston, Texas 77060

Francis E. O'Donnell, Jr., M.D.                                           1,323,6464                             8.88%
709 The Hamptons Lane
Town & Country, Missouri 63017

Thomas DePetrillo                                                           957,9225                             6.57%
988 Centerville Road
Warwick, Rhode Island 02886

Matthew Balk                                                                976,2756                             6.69%
245 Park Avenue, 44th Floor
New York, NY 10167

--------
      (1) Does not include a total of 703,536 shares held by the adult children of Mr. Reif, as trustees of family trusts, as to which Mr.Reif disclaims any voting power or beneficial ownership.

      (2) Includes 6,000 shares held by Mr. Lau as custodian for his minor children, as to which he has voting power but disclaims any beneficial ownership.

      (3) Includes currently exercisable warrants for the purchase of 144,435 shares.

      (4) Includes shares held by family trust and children, as to which Dr. O'Donnell has voting power but disclaims any beneficial interest.

      (5) Includes warrants held by Mr. DePetrillo to purchase 366,430 shares, currently exercisable, and shares held by family members. Mr. DePetrillo has voting power but disclaims any beneficial interest as to such family-owned shares.

      (6) Does not include other shares held by certain adult relatives of Mr. Balk, as to which he disclaims any voting power or beneficial ownership.


Name and Address of Beneficial Owners                               Number of Shares                  Percent of Class
-------------------------------------                               ----------------                  ----------------
M. Ross Johnson, Ph.D.                                                       532,538(7)                          3.50%
53524 Bickett Street
Chapel Hill, North Carolina 27514

Jonnie R. Williams                                                         1,072,085                             7.35%
1 Starwood Lane
Manakin Sabot, VA 23103

All directors and executive officers of the                                3,469,889                            23.12%
Company (including the directors and
executive officers of Biokeys, Inc.) as a
group (6 persons)


ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Warren C. Lau, a founder, stockholder, officer and director of Biokeys Pharmaceuticals Inc., is party to an executive employment agreement providing for a salary of $114,000 per year. Nicholas Jon Virca, an officer and director of Biokeys, Inc. and a stockholder of the Company, is paid a salary of $124,000. (See Item 10 above).

         Louis R. Reif, a founder, stockholder, officer and director of Biokeys Pharmaceuticals, Inc., is not compensated, but receives reimbursement of actual expenses incurred in performing services for the Company, including attending meetings and undertaking business trips for the Company. Directors who are not executive officers of the Company are similarly reimbursed, but are not paid a salary.

         M. Ross Johnson, a Director and Chairman of Biokeys, Inc., has provided consulting services to the Company from time to time. In consideration of such services, the Company issued warrants to Dr. Johnson in 1999 for the purchase of up to 502,528 shares of Common Stock. From time to time, the Company has also paid Dr. Johnson cash consulting fees which amounted to $15,000 in the aggregate as of December 31, 2001.

         Matthew Balk, a principal stockholder of the Company, is affiliated with H.C. Wainwright & Co., Inc., a brokerage and investment banking firm. H.C. Wainwright & Co., Inc. represented the Company in its 2000 merger arrangements with Biokeys, Inc., for which the Company issued 150,000 shares of Common Stock in payment of such services.

         In connection with the Merger Agreement, the directors of BioQuest, Inc. and Biokeys, Inc. authorized the issuance of warrants (referred to as the "Incentive Warrants") for the purchase of an aggregate of 229,482 shares of Common Stock at an exercise price of $0.49 per share. These Incentive Warrants constituted a portion of the total number of warrants which were permitted to be outstanding for the combined companies under the terms of the Merger

--------
      (7) Represents currently exercisable warrants.

Agreement. The Incentive Warrants were not initially assigned to specific individuals, but were issued to the Company's directors, and held by its counsel under the terms of an Escrow Agreement which provided for the directors to designate, from time to time, employees, officers, consultants, directors and others whose present or future services were deemed to be of substantial benefit to the Company and who would become recipients of the Incentive Warrants. As of December 31, 2001, none of such Incentive Warrants had been assigned to any individuals. Because the Incentive Warrants had not been so assigned by the directors, they were not recorded in the Company's financial statements through December 31, 2001. In late March 2002, the Board of Directors determined that the Incentive Warrants should not be granted to any individuals for services, but should instead be assigned to several investors who had offered to exercise such warrants for cash, as a means of generating additional working capital for the Company. All of the Incentive Warrants were exercised in March 2002 and are no longer outstanding.

                                     PART IV

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KSB

(a)      The following documents are filed as part of this report of Form
         10-KSB:

         1. Financial Statements - See Financial Statements and Supplementary Data in Item 7 of this report on Form 10KSB.

         2.       Financial Statement Schedules - None

         3. The following Exhibits are incorporated by reference pursuant to Rule 12b-23 of the Securities and Exchange Commission:


Exhibit                                     DESCRIPTION
Number
--------------------------------------------------------------------------------

2.1 o             Agreement and Plan of Merger dated May 19, 2000 among BioQuest, Inc.;
                  BioQuest Acquisition Corp.; and Biokeys, Inc.

3.1 o             Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc. -
                  October 12, 2000

3.2 o             Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc. -
                  October 12, 2000

3.3 o             Certificate of Merger of BioQuest Acquisition Corp. into Biokeys, Inc. -
                  October 12, 2000

3.4 o             Certificate of Incorporation of BioQuest Acquisition Corp. - May 19, 2000

3.6 o             Amended and Restated Bylaws of Biokeys Pharmaceuticals, Inc.

4.1 o             Certificate of Designation of BioQuest, Inc. - September 11, 2000

10.1*             Patent and Technology License Agreement with M.D. Anderson - June, 1996
                  (Request for confidential treatment of certain data)

10.2*             Amendment to M.D. Anderson Licensing Agreement June 15, 2000 (Request for
                  confidential treatment of certain data)

10.3*             Option and License Agreement with USC - June 23, 1998 (Co Factor and Selone) (Request for confidential treatment of certain data)

10.4 o            Amendment to Option and License Agreement with USC dated August 16, 2000 (Co Factor and Selone)
                  (Request for confidential treatment of certain data)

10.5*             Option and License Agreement with USC dated August 17, 2000 (Thiovir)
                  (Request for confidential treatment of certain data)



10.6 o            Employment Agreement with Warren C. Lau

11.1  o           Statement Regarding Computation of Per Share Earnings

21.1  o           Subsidiaries of the Registrant

24.1  o           Powers of Attorney (included on signature pages)

o Filed with Form 10-SB (October 2, 2001)

* Refiled with amendment on Form 10-SB/A (January 11, 2002)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BIOKEYS PHARMACEUTICALS, INC.

                            By: /s/ LOUIS R. REIF
                                -------------------
                            Louis R. Reif, Chairman and Chief Executive Officer

                            By: /s/ WARREN C. LAU
                                -------------------
                            Warren C. Lau, President and Chief Financial Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                 Date

/s/ LOUIS R. REIF                           Director              April 15, 2002
    -----------------------------
Louis R. Reif

/s/ ROBERT D. WHITWORTH                     Director              April 15, 2002
    -----------------------------
Robert D. Whitworth

/s/ WARREN C. LAU                           Director              April 15, 2002
    -----------------------------
Warren C. Lau

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Biokeys Pharmaceuticals, Inc.:


We have audited the accompanying consolidated balance sheets of Biokeys Pharmaceuticals, Inc. and subsidiary (a development stage enterprise) (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended, and for the period from inception (June 12, 1996) through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biokeys Pharmaceuticals, Inc. and subsidiary (a development stage enterprise) as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, and for the period from inception (June 12, 1996) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 12 to the consolidated financial statements, the Company has suffered recurring losses from operations; this fact raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Houston, Texas
April 10, 2002

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets


                                                                                    DECEMBER 31,
                                                                           ------------------------------
                                                                               2001              2000
                                                                           ------------      ------------
                                   Assets

Current assets:
     Cash and cash equivalents                                             $    164,476           467,878
     Certificate of deposit                                                          --         1,016,330
     Advances to employees                                                       29,872            10,500
     Prepaid expenses                                                                --            71,624
     Note receivable - related party (note 9)                                    35,993                --
                                                                           ------------      ------------
                 Total current assets                                           230,341         1,566,332
Property and equipment, net (note 4)                                             13,612             6,356
Goodwill, net of accumulated amortization of $1,900,709 in 2000                      --        13,304,966
Other assets                                                                     34,053             1,180
                                                                           ------------      ------------
                 Total assets                                              $    278,006        14,878,834
                                                                           ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and accrued liabilities                              $    430,216            67,537
     Accrued salary and related taxes                                           303,837           116,034
     Accrued dividends payable                                                  128,000            85,000
     Notes payable (note 5)                                                      54,439                --
                                                                           ------------      ------------
                 Total current liabilities                                      916,492           268,571
                                                                           ------------      ------------
Shareholders' equity (deficit) (notes 1 and 8):
     Cumulative convertible preferred stock, $0.01 par value
        Authorized 1,000,000 shares; issued and outstanding, 3,337 shares in 2001 and 3,200 shares in 2000 (aggregate involuntary
        liquidation preference $3,337,000 at December 31, 2001)                      33                32
     Common stock, $0.001 par value. Authorized 50,000,000 shares;
        issued and outstanding, 15,005,191 shares in 2001 and
        14,586,984 shares in 2000                                                15,005            14,587
     Additional paid-in capital                                              23,389,818        22,299,866
     Deficit accumulated during the development stage                       (24,043,342)       (7,704,222)
                                                                           ------------      ------------
                 Total shareholders' equity (deficit)                          (638,486)       14,610,263
Commitments and contingencies (notes 5, 6, 8, 12, and 13)
                                                                           ------------      ------------
                 Total liabilities and shareholders' equity (deficit)      $    278,006        14,878,834
                                                                           ============      ============

See accompanying notes to consolidated financial statements.

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations

                                                                                      INCEPTION
                                                                                    (JUNE 12, 1996)
                                                     YEAR ENDED DECEMBER 31,           THROUGH
                                                 ------------------------------      DECEMBER 31,
                                                     2001              2000              2001
                                                 ------------      ------------      ------------
Net sales                                        $         --                --           174,830
Cost of goods sold                                         --                --            51,094
                                                 ------------      ------------      ------------
           Gross margin                                    --                --           123,736
Grant revenue                                              --                --            80,338
Interest income                                        31,690            40,922            88,695
                                                 ------------      ------------      ------------
                                                       31,690            40,922           292,769
                                                 ------------      ------------      ------------
Operating expenses:
     Research and development                         946,419         1,017,198         3,697,963
     General and administrative                     2,038,130           793,970         5,441,228
     Depreciation and amortization                  7,672,112         1,907,341         9,661,628
     Impairment loss - write off of goodwill
        (note 2)                                    5,702,130                --         5,702,130
     Interest expense                                  12,019            23,497           124,008
     Equity in loss of subsidiary                          --                --           178,936
                                                 ------------      ------------      ------------
           Total operating expenses                16,370,810         3,742,006        24,805,893
                                                 ------------      ------------      ------------
           Loss before cumulative effect of
              change in accounting principle      (16,339,120)       (3,701,084)      (24,513,124)
Cumulative effect of change in accounting
     principle                                             --                --           (25,821)
                                                 ------------      ------------      ------------
           Net loss                              $(16,339,120)       (3,701,084)      (24,538,945)
                                                 ============      ============      ============
           Loss per common share - basic and
              diluted (note 11)                  $      (1.12)            (0.44)
                                                 ============      ============

See accompanying notes to consolidated financial statements.

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
            Consolidated Statements of Shareholders' Equity (Deficit)
               Inception (June 12, 1996) through December 31, 2001


                                                                                  CUMULATIVE CONVERTIBLE
                                                                                     PREFERRED STOCK           COMMON STOCK
                                                                               ---------------------------------------------------
                                                                                 SHARES       AMOUNT       SHARES        AMOUNT
                                                                               -----------  -----------  -----------   -----------
Balances at June 12, 1996 (date of  incorporation)                                      --  $        --           --   $        --
Sale of common stock without par value                                                  --           --          503             5
Change in par value of common stock                                                     --           --           --            (4)
Issuance of common stock and net liabilities assumed in acquisition                     --           --    1,716,132         1,716
Issuance of common stock                                                                --           --    2,010,111         2,010
Net loss                                                                                --           --           --            --
                                                                               -----------  -----------  -----------   -----------

Balances at December 31, 1996                                                           --           --    3,726,746         3,727
Sale of common stock, net of offering costs of $9,976                                   --           --    1,004,554         1,004
Issuance of common stock in acquisition                                                 --           --      375,891           376
Minority interest deficiency at acquisition charged to the Company                      --           --           --            --
Net loss                                                                                --           --           --            --
                                                                               -----------  -----------  -----------   -----------

Balances at December 31, 1997                                                           --           --    5,107,190         5,107
Rescission of acquisition                                                               --           --     (375,891)         (376)
Issuance of common stock at conversion of notes payable                                 --           --      450,264           451
Expense related to stock warrants issued                                                --           --           --            --
Net loss                                                                                --           --           --            --
                                                                               -----------  -----------  -----------   -----------

Balances at December 31, 1998                                                           --           --    5,181,564         5,182
Sale of common stock                                                                    --           --      678,412           678
Expense related to stock warrants issued                                                --           --           --            --
Net loss                                                                                --           --           --            --
                                                                               -----------  -----------  -----------   -----------

Balances at December 31, 1999                                                           --           --    5,859,976         5,860
Sale of preferred stock, net of offering costs of $76,500 (note 8)                   3,200           32           --            --
Issuance of common stock at conversion of notes and interest payable (note 8)           --           --      412,487           412
Issuance of common stock at conversion of notes payable (note 8)                        --           --       70,354            70
Issuance of common stock to settle obligations (notes 1 and 6)                          --           --      495,111           496
Issuance of common stock for acquisition (note 1)                                       --           --    6,999,990         7,000
Issuance of warrants for acquisition (note 1)                                           --           --           --            --
Stock issued for acquisition costs (note 1)                                             --           --      150,000           150
Expense related to stock warrants issued (note 8)                                       --           --           --            --
Dividends payable on preferred stock                                                    --           --           --            --
Cashless exercise of warrants (note 8)                                                  --           --      599,066           599
Net loss                                                                                --           --           --            --
                                                                               -----------  -----------  -----------   -----------

Balances at December 31, 2000                                                        3,200           32   14,586,984        14,587
Dividends payable on preferred stock                                                    --           --           --            --
Repurchase of  warrants (note 8)                                                        --           --           --            --
Sale of warrants (note 8)                                                               --           --           --            --
Cashless exercise of warrants (note 8)                                                  --           --      218,493           219
Issuance of common stock to pay preferred dividends (note 8)                            --           --       93,421            93
Detachable  warrants issued with notes payable (note 6)                                 --           --           --            --
Issuance of warrants to pay operating expenses (note 8)                                 --           --           --            --
Issuance of common stock to pay operating expenses (note 8)                             --           --      106,293           106
Issuance of preferred stock to pay operating expenses (note 8)                         137            1           --            --
Net loss                                                                                --           --           --            --
                                                                               -----------  -----------  -----------   -----------

Balances at December 31, 2001                                                        3,337  $        33   15,005,191   $    15,005
                                                                               ===========  ===========  ===========   ===========








                                                                                              DEFICIT
                                                                                             ACCUMULATED      TOTAL
                                                                               ADDITIONAL    DURING THE   SHAREHOLDERS'
                                                                                 PAID-IN     DEVELOPMENT     EQUITY
                                                                                 CAPITAL       STAGE        (DEFICIT)
                                                                               -----------   -----------   -----------
Balances at June 12, 1996 (date of  incorporation)                                      --            --            --
Sale of common stock without par value                                                   5            --            10
Change in par value of common stock                                                      4            --            --
Issuance of common stock and net liabilities assumed in acquisition                  3,224       (18,094)      (13,154)
Issuance of common stock                                                               456        (2,466)           --
Net loss                                                                                --      (259,476)     (259,476)
                                                                               -----------   -----------   -----------

Balances at December 31, 1996                                                        3,689      (280,036)     (272,620)
Sale of common stock, net of offering costs of $9,976                            1,789,975            --     1,790,979
Issuance of common stock in acquisition                                            887,874            --       888,250
Minority interest deficiency at acquisition charged to the Company                      --       (45,003)      (45,003)
Net loss                                                                                --    (1,979,400)   (1,979,400)
                                                                               -----------   -----------   -----------

Balances at December 31, 1997                                                    2,681,538    (2,304,439)      382,206
Rescission of acquisition                                                         (887,874)      561,166      (327,084)
Issuance of common stock at conversion of notes payable                            363,549            --       364,000
Expense related to stock warrants issued                                           260,000            --       260,000
Net loss                                                                                --    (1,204,380)   (1,204,380)
                                                                               -----------   -----------   -----------

Balances at December 31, 1998                                                    2,417,213    (2,947,653)     (525,258)
Sale of common stock                                                               134,322            --       135,000
Expense related to stock warrants issued                                           212,000            --       212,000
Net loss                                                                                --    (1,055,485)   (1,055,485)
                                                                               -----------   -----------   -----------

Balances at December 31, 1999                                                    2,763,535    (4,003,138)   (1,233,743)
Sale of preferred stock, net of offering costs of $76,500 (note 8)               3,123,468            --     3,123,500
Issuance of common stock at conversion of notes and interest payable (note 8)      492,085            --       492,497
Issuance of common stock at conversion of notes payable (note 8)                    83,930            --        84,000
Issuance of common stock to settle obligations (notes 1 and 6)                   1,201,664            --     1,202,160
Issuance of common stock for acquisition (note 1)                                9,325,769            --     9,332,769
Issuance of warrants for acquisition (note 1)                                    4,767,664            --     4,767,664
Stock issued for acquisition costs (note 1)                                        487,350            --       487,500
Expense related to stock warrants issued (note 8)                                  140,000            --       140,000
Dividends payable on preferred stock                                               (85,000)           --       (85,000)
Cashless exercise of warrants (note 8)                                                (599)           --            --
Net loss                                                                                --    (3,701,084)   (3,701,084)
                                                                               -----------   -----------   -----------

Balances at December 31, 2000                                                   22,299,866    (7,704,222)   14,610,263
Dividends payable on preferred stock                                              (256,000)           --      (256,000)
Repurchase of  warrants (note 8)                                                   (55,279)           --       (55,279)
Sale of warrants (note 8)                                                           47,741            --        47,741
Cashless exercise of warrants (note 8)                                                (219)           --            --
Issuance of common stock to pay preferred dividends (note 8)                       212,907            --       213,000
Detachable  warrants issued with notes payable (note 6)                            450,000            --       450,000
Issuance of warrants to pay operating expenses (note 8)                            167,138            --       167,138
Issuance of common stock to pay operating expenses (note 8)                        387,165            --       387,271
Issuance of preferred stock to pay operating expenses (note 8)                     136,499            --       136,500
Net loss                                                                                --   (16,339,120)  (16,339,120)
                                                                               -----------   -----------   -----------

Balances at December 31, 2001                                                   23,389,818   (24,043,342)     (638,486)
                                                                               ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows

                                                                                                                   INCEPTION
                                                                                                                (JUNE 12, 1996)
                                                                                YEAR ENDED DECEMBER 31,             THROUGH
                                                                             ------------------------------       DECEMBER 31,
                                                                                 2001              2000              2001
                                                                             ------------      ------------      --------------
Cash flows from operating activities:
     Net loss                                                                $(16,339,120)       (3,701,084)      (24,538,945)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation and amortization                                        7,617,673         1,907,341         9,607,189
           Amortization of debt discount                                           54,439                --            54,439
           Impairment loss - write off of goodwill                              5,702,130                --         5,702,130
           Expenses paid by warrants                                              167,138                --           167,138
           Expenses paid by preferred stock                                       136,500                             136,500
           Expenses related to stock warrants issued                                   --           140,000           612,000
           Expenses paid by issuance of common stock                              387,271           211,209           598,480
           Equity in loss of subsidiary                                                --                --           178,936
           Write-off of license agreement                                              --                --           152,866
           Cumulative effect of change in accounting principle                         --                --            25,821
           Changes in assets and liabilities, net of effect of
             acquisitions:
              (Increase) decrease in other assets                                  12,386           (81,382)         (143,257)
              Increase (decrease) in accounts payable and accrued
                 liabilities                                                      550,482          (624,376)           75,343
              Increase in sponsored research payable and
                 license obligation                                                    --                --           924,318
                                                                             ------------      ------------      ------------
                    Net cash used in operating activities                      (1,711,101)       (2,148,292)       (6,447,042)
                                                                             ------------      ------------      ------------
Cash flows from investing activities:
     Purchase of certificate of deposit                                                --        (1,016,330)       (1,016,330)
     Maturity of certificate of deposit                                         1,016,330                --         1,016,330
     Purchases of property and equipment                                          (16,093)           (3,745)         (103,723)
     Payment on obligation under license agreement                                     --                --          (106,250)
     Cash acquired in acquisition of subsidiary                                        --                --            64,233
     Issuance of notes receivable - related party                                 (35,000)               --           (35,000)
     Payments on note receivable                                                       --                --           370,000
     Advance to subsidiary                                                             --                --           (90,475)
     Cash transferred in rescission of acquisition                                     --                --           (19,475)
     Cash received in rescission of acquisition                                        --                --           230,000
                                                                             ------------      ------------      ------------
                    Net cash provided by (used in) investing activities           965,237        (1,020,075)          309,310
                                                                             ------------      ------------      ------------
Cash flows from financing activities:
     Proceeds from sale of preferred stock                                             --         3,200,000         3,200,000
     Proceeds from sale of common stock                                                --                --         1,935,965
     Proceeds from sale of warrants                                                47,741                --            47,741
     Repurchase of warrants                                                       (55,279)               --           (55,279)
     Payment of financing and offering costs                                           --           (76,500)          (98,976)
     Payments of notes payable and long-term debt                                      --           (17,718)          (71,961)
     Proceeds from issuance of notes payable and detachable warrants              450,000           472,000         1,344,718
                                                                             ------------      ------------      ------------
                    Net cash provided by financing activities                     442,462         3,577,782         6,302,208
                                                                             ------------      ------------      ------------
                    Net increase (decrease) in cash and cash equivalents         (303,402)          409,415           164,476
Cash and cash equivalents at beginning of period                                  467,878            58,463                --
                                                                             ------------      ------------      ------------
Cash and cash equivalents at end of period                                   $    164,476           467,878           164,476
                                                                             ============      ============      ============

See accompanying notes to consolidated financial statements.

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(1)    DESCRIPTION OF THE COMPANY

       Biokeys Pharmaceuticals, Inc., a Delaware corporation, formerly known as BioQuest, Inc. (the Company), is a development stage enterprise, which conducts biomedical research and development focused on treatments for cancer and certain viral infections, including HIV. The Company currently does not market any product. Through its license agreements with University of Texas M.D. Anderson Cancer Center (M.D. Anderson) and University of Southern California (USC), the Company has rights to drug candidates in varying early stages of development.

       On October 10, 2000, a wholly owned subsidiary of BioQuest, Inc. merged with Biokeys, Inc. (Biokeys) of San Diego, California (see note 3). BioQuest, Inc. (BioQuest) changed its name to Biokeys Pharmaceuticals Inc. Pursuant to the merger, Biokeys shareholders received 6,999,990 shares of BioQuest common stock, representing 49.9999% of the total common stock of BioQuest outstanding upon consummation of the merger. Shareholders of BioQuest maintained 50.0001% of the shares of the combined entity and the combined entity retained the management of BioQuest. All previously outstanding Biokeys shares were canceled, and all outstanding Biokeys warrants were replaced with warrants to purchase a total of 1,468,018 shares of Company common stock at $0.49 per share expiring December 15, 2003, representing 50% of the outstanding warrants to purchase common stock upon consummation of the merger. A Biokeys liability was settled through the issuance of 8,727 shares of Company common stock. The Company issued 150,000 shares of common stock in payment of certain direct acquisition costs. The officers and directors of BioQuest have continued as the officers and directors of the Company after consummation of the merger. For financial reporting purposes, the merger was accounted for as a purchase and BioQuest was considered the acquirer for accounting purposes. Biokeys operating activity is included in the Company's consolidated financial statements from the date of the merger.

       The Company's shares trade in the over-the-counter market and are quoted in the so-called "pink sheets" under the symbol BKYS.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements of the Company include the accounts of Biokeys Pharmaceuticals, Inc. and its wholly owned subsidiary, Biokeys. All intercompany balances and transactions have been eliminated in consolidation.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates.


                                       6                             (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       The most significant accounting estimates relate to valuing equity transactions. The value assigned to stock warrants granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES, which require that such costs be measured at the end of each reporting period to account for changes in the fair value of the Company's common stock until the options are vested. The Company values warrants using the Black-Scholes pricing model. Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. Preferred stock is valued at the liquidation value of $1,000 per share.

       ACCOUNTING FOR STOCK-BASED COMPENSATION

       The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for employee stock-based compensation, and includes the required footnote disclosures of Statement of Financial Accounting Standards No. 123.

       The Company accounts for nonemployee stock-based compensation in accordance with EITF 96-18. Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued whichever is more reliably measurable.

       CASH EQUIVALENTS

       Highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.

       FINANCIAL INSTRUMENTS

       The carrying amounts of cash and cash equivalents, certificate of deposit, advances to employees, note receivable, and accounts payable are a reasonable estimate of their fair values at the balance sheet dates due to the short-term nature of these instruments. The fair value of notes payable at the date of issuance and at December 31, 2001 was not determinable. The Company maintains cash, cash equivalents, and certificates of deposit with banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

       GOODWILL

       Goodwill (excess of purchase price over fair value of net assets acquired) was being amortized using the straight-line method over two years. The Company recorded amortization of goodwill of $7,602,836 and $1,900,709 during the years ended December 31, 2001 and 2000, respectively. Through December 31, 2001, the Company had not been able to raise sufficient capital to ensure future funding of its research and development; consequently, the Company reviewed the carrying value of goodwill for impairment and reduced its carrying value to zero through a noncash charge of $5,702,130 at December 31, 2001.


                                       7                             (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The costs of improvements that extend the lives of the assets are capitalized. Repairs and maintenance are expensed as incurred.

       DEFERRED FINANCING COSTS

       Costs associated with arranging debt financing are deferred and amortized using the effective interest method over the term of the notes payable.

       DEBT DISCOUNT

       The discount on notes payable is being amortized using the effective interest method through the stated due date.

       RESEARCH AND DEVELOPMENT COSTS

       All research and development costs are expensed as incurred and include Company-sponsored research and development.

       LICENSE AGREEMENTS

       Costs of license agreements for patent rights and technology rights that currently have no alternative future uses are expensed as research and development costs.

       IMPAIRMENT OF LONG-LIVED ASSETS

       In the event that facts and circumstances indicate that property and equipment and intangible or other noncurrent assets may be impaired, an evaluation of the recoverability of currently recorded costs will be made. If an evaluation is required, the estimated value of undiscounted future net cash flows associated with the asset is compared to the asset's carrying value to determine if impairment exists. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

       INCOME TAXES

       Income taxes are accounted for using the asset and liability method under which deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is recognized as a result of the change in the asset or liability during the period.


                                       8                             (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       COMMON STOCK

       On June 20, 2000, the Company effected a reverse stock split of its common stock of approximately 1.9899 to 1. All share and per-share information included in the accompanying consolidated financial statements and related notes has been adjusted to reflect the stock split.

       RECLASSIFICATIONS

       Certain amounts presented in the accompanying consolidated financial statements for 2000 have been reclassified to conform with the presentation used for 2001.

       SUPPLEMENTARY CASH FLOW INFORMATION

       Interest of $0 and $3,000 was paid during 2001 and 2000, respectively. No income taxes were paid during 2001 and 2000.

       Noncash investing and financing transactions excluded from the statements of cash flows for the years ended December 31, 2001 and 2000 are as follows:


                                                                                  2001         2000
                                                                               ---------    ----------
      Issuance of common stock to pay preferred dividends (note 8)             $ 213,000            --
      Detachable warrants issued with notes payable (note 5)                     450,000            --
      Issuance of warrants, common stock, and preferred stock to pay
          operating expenses (note 8)                                            690,909       140,000
      Dividends payable (note 8)                                                 256,000        85,000
      Cashless exercise of warrants (note 8)                                         219           599
      Conversion of notes payable and accrued interest into common stock
          (note 8)                                                                    --        84,000
      Issuance of common stock to settle obligations (note 6)                         --     1,172,490
      Issuance of common stock for acquisition (note 1)                               --     9,332,769
      Issuance of warrants for acquisition (note 1)                                   --     4,767,664
      Acquisition liability settled with stock (note 1)                               --        29,670
      Issuance of common stock for direct costs of acquisition (note 1)               --       487,500
      Issuance of common stock at conversion of notes and interest payable
          (note 8)                                                                    --       492,497

      Acquisition of Biokeys, Inc.:
          Other assets                                                                --         5,812
          Current liabilities                                                         --       582,260


                                       9                             (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       NEW ACCOUNTING PRONOUNCEMENTS

       The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS (SFAS No.
       141). SFAS No. 141 eliminates the pooling of interests method of accounting and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Adoption of SFAS No. 141 had no material impact on the Company.

       The FASB has also issued Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142), which will be effective for the Company as of January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS No. 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. Adoption of SFAS No. 142 will result in the elimination of annual amortization expense related to goodwill. The Company does not expect the adoption of SFAS No. 142 will have a material impact on its business because, as of December 31, 2001, it has no goodwill or other intangible assets with indefinite lives.

       The FASB issued Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (SFAS No. 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets. SFAS No. 143 will be effective for the Company as of January 1, 2003. The Company does not expect the adoption of SFAS No. 143 will have a significant impact on its financial condition or results of operations.

       The FASB issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No.
       144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL, AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. SFAS No. 144 will be effective for the Company as of January 1, 2002. The Company does not expect the adoption of SFAS No. 144 will have a significant impact on its financial condition or results of operations.


                                       10                            (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(3)    ACQUISITION OF BIOKEYS, INC.

       On October 10, 2000, the Company merged with Biokeys, Inc. (see note 1). The cost of the acquisition follows:

        Value of 6,999,990 shares of common stock           $ 9,332,769
        Value of warrants to purchase 1,468,018 shares
            of common stock, including warrants to
            purchase 103,904 shares of common stock to
            settle Biokeys, Inc. obligations at closing       4,767,664
        Value of common stock issued to settle
            Biokeys, Inc. liability at closing                   29,670
        Direct costs of acquisition                             580,850
                                                            -----------
                                                            $14,710,953
                                                            ===========


       The value of the 6,999,990 shares of common stock is based on the average closing price of BioQuest's common stock between the dates the acquisition was agreed to and announced. The value of the warrants to purchase 1,468,018 shares of common stock was based on the Black-Scholes pricing model with assumptions of expected life of 3.2 years, risk-free interest rate of 5.91%, volatility of 160%, and no dividends.

       The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This allocation resulted in goodwill of $15,205,675, which was being amortized using the straight-line method over two years. In connection with the acquisition, net liabilities were assumed by the Company as follows:

                       Other assets            $   5,812
                       Current liabilities      (500,534)
                                               ---------
                                               $(494,722)
                                               =========



                                       11                            (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       The following unaudited pro forma results of operations for the year ended December 31, 2000 have been prepared as though the merger occurred January 1, 2000. The pro forma results include amortization of goodwill arising from the merger of $1,900,709 per quarter. This pro forma information is not necessarily indicative of any future results of the Company.

                   Interest income                              $     40,922
                   Operating expenses                            (11,706,535)
                                                                ------------
                                 Net loss                       $(11,665,613)
                                                                ============
                   Loss per common share                        $      (0.83)
                                                                ============
                   Weighted average number of common shares
                       outstanding                                14,027,144
                                                                ============

(4)    PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 2001 and 2000 were as follows:


                                                          USEFUL
                                                          LIVES         2001          2000
                                                      --------------  --------      --------
       Office furniture and equipment                     5 years     $ 32,198        13,420
       Computer software and equipment                    3 years        9,160        11,845
                                                                      --------      --------
                                                                        41,358        25,265

       Less accumulated depreciation and amortization                  (27,746)      (18,909)
                                                                      --------      --------
                                                                      $ 13,612         6,356
                                                                      ========      ========


 (5)   NOTES PAYABLE

       At December 31, 1999, the Company had overdue unsecured promissory notes payable to investors in the principal amounts of $80,000 and $17,718, bearing interest at 8% and 12% per annum, respectively. The notes had original maturity dates of November 30, 1999 and July 31, 1999, respectively, but the investors agreed to forbear any action to collect the notes in 1999. The two notes were paid in full, including accrued interest, during 2000. The $80,000 note and accrued interest were converted to common stock (see note 8). The $17,718 note and accrued interest were repaid with cash.


                                       12                            (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       In October and December 2001, the Company issued notes payable totaling $300,000 and $150,000 respectively. The notes bear interest at 12% and are due on the earlier of November 1, 2002 or the date of receipt by the Company of gross proceeds of at least $600,000 from private placement offerings. Interest accrues at 12% annually and will be paid in shares of common stock when the notes are repaid, based on the five-day average closing price of common stock preceding the date when interest is due. The notes were issued with detachable warrants to purchase a total of 450,000 shares of common stock through November 2006 at an exercise price of $4.00 per share through December 31, 2002, and thereafter at an exercise price that will be fixed at the higher of $2.50 or the average closing price of the Company's common stock during the 20 trading days prior to December 31, 2002, not to exceed $4.00 per share.

       The entire proceeds of $450,000 were allocated to the warrants. The fair value of the warrants, calculated using the Black-Scholes pricing model, is greater than the proceeds. The fair value of the notes payable was not determinable at the dates of issuance. Of the original debt discount of $450,000, $54,439 was amortized during 2001. The discount is being amortized to the redemption value of the debt through the stated due date of the notes payable.

(6)    LICENSE AGREEMENTS

       M.D. ANDERSON

       Pursuant to a patent and technology license agreement dated June 14, 1996 between M.D. Anderson and the Company (the M.D. Anderson License Agreement), the Company acquired a license to seven patents and patent applications related to technology for HIV/AIDS therapy and prevention. Under the M.D. Anderson License Agreement, the Company is obligated to pay M.D. Anderson for all out-of-pocket expenses incurred in filing, prosecuting, enforcing, and maintaining the licensed patent rights and all future patent-related expenses paid by M.D. Anderson as long as the M.D. Anderson License Agreement remains in effect.

       The M.D. Anderson License Agreement was amended effective June 15, 2000 (the Amendment). The Amendment incorporated additional licensed subject matter, revised certain royalty rates due to M.D. Anderson upon commercialization, and settled past due patent and research and development amounts from the Company to M.D. Anderson. The Company gave consideration valued at approximately $172,000 through the issuance of 71,555 shares of common stock to reimburse M.D. Anderson for patent costs incurred through June 15, 2000. The Company also issued 414,829 shares of common stock to M.D. Anderson valued at $1,000,000, based on the market value of the Company's stock at the date of the settlement agreement, to settle past due research and development obligations. In addition, the Company committed to funding at least $1,000,000 of research and development activity through December 31, 2001, including the amounts referred to in note 7. Finally, the Amendment defined a milestone payment of common stock with a value of $1,000,000 due to M.D.
       Anderson upon the enrollment of the first patient in the first FDA
       Phase I human trial of any product that utilizes licensed subject matter.


                                       13                            (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       Under the amended M.D. Anderson License Agreement, the Company has the right to a royalty-bearing, exclusive license to manufacture, have manufactured, and use and/or sell licensed products. M.D. Anderson's retained interest consists of royalties on net sales of licensed products and a share of consideration received by the Company from all sublicenses and assignments. No royalties were paid under this agreement during the years ended December 31, 2001 and 2000. The M.D. Anderson License Agreement continues in effect until all patent rights have expired.

       USC

       Under an Option and License Agreement with USC dated January 23, 1998, amended August 16, 2000, Biokeys acquired license rights to a total of three patents, two relating to Biokeys' CoFactor product and one relating to Selone, both of which are intended for use in connection with cancer chemotherapy. In addition, under a second Option and License Agreement dated August 17, 2000, Biokeys acquired rights under four patents related to its Thiovir anti-viral technologies. These agreements with USC (the USC License Agreements) grant Biokeys exclusive worldwide licenses to study, use, manufacture and market drug products covered by the subject patents. Under the USC License Agreements, Biokeys is obligated to pay USC for out-of-pocket expenses incurred in filing, prosecuting, enforcing, and maintaining the licensed patent rights and all future patent-related expenses paid by USC as long as the USC License Agreements remain in effect and until the patent rights have expired. USC's retained interest consists of royalties on net sales of licensed products and a share of consideration received by Biokeys from all sublicenses and assignments. No royalties have been paid under this agreement. The USC License Agreements continue in effect until all patent rights have expired.

(7)    SPONSORED RESEARCH

       Since September 1996, the Company has entered into a total of four Sponsored Research Agreements (SRAs) with M.D. Anderson. Under the SRAs, M.D. Anderson agreed to conduct specific research activities for the Company, at the expense of the Company, into various aspects of treating HIV infections using technologies made available under the M.D. Anderson License Agreement. All amounts due to M.D. Anderson under the first three SRAs were paid or settled as of December 31, 2000, and such SRAs have been terminated. The most recent SRA with M.D. Anderson, entered into September 7, 2000, provides for studies to test the ability of a mixture of synthetic HIV derived peptides to elicit an antibody-negative cell mediated immune response. The testing will seek to determine if this immune response can protect against new infection and if the preparation can be administered after HIV infection as a therapeutic. This SRA requires a total of $814,490 payable in two equal installments for research to be conducted through 2001 and into 2002. The first installment was paid by the Company in 2000 and the second in 2001.

       Biokeys has entered into an SRA with USC under which USC will continue studies in the therapeutic potential of Thiovir and its analogues as anti-viral agents. The Company has entered into a grant agreement with USC effective November 1, 2000, under which USC will perform research into Thiovir and its analogues as inhibitors for HPV and other pathogenic viruses. The budgeted research costs for this study are approximately $217,000, which sum has been paid and expensed by the Company in 2000.


                                       14                            (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(8)    EQUITY TRANSACTIONS

       In August 1999, the Company borrowed $80,000 from two investors who had previously purchased common stock. The notes issued to the investors were due in November 1999 and carried interest at an annual rate of 8%. The Company issued warrants to purchase 40,202 shares of common stock at $0.49 per share to the investors as part of the same transaction. The notes, which were due November 30, 1999, were repaid in March 2000 through the conversion of principal and interest into common stock at $1.19 per share and the issuance of additional warrants to purchase 40,202 shares of common stock at $0.49 per share.

       In November and December 1999, the Company agreed to sell to four investors a total of 678,412 shares of its common stock at a price of approximately $0.20 per share for a total of $135,000. Each share was accompanied by a warrant to purchase shares of common stock at an exercise price of $0.40 cents per share. The warrants were exercised in March 2000 under a provision permitting cashless exercise, with 599,066 shares being issued to the holders as a result of such exercise.

       Beginning in April 2000, the Company sold an aggregate of $472,000 principal amount of 8.5% subordinated convertible promissory notes in a private placement offering to accredited investors. The principal amounts of the notes, together with accrued interest of $20,497, was converted into shares of common stock at a conversion price of $1.19 per share, effective as of the consummation of the merger between the Company and Biokeys.

       In a private placement offering to European investors pursuant to Regulation S of the Securities and Exchange Commission, the Company sold a total of 3,200 shares of its Series A 8% Convertible Preferred Stock for gross proceeds of $3,200,000 between August and September 2000. In addition to the shares of Series A Convertible Preferred Stock, which are convertible into common stock at $4.00 per share, the offering included warrants to purchase a total of 400,000 shares of common stock at $5.00 per share. The preferred stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends, carries cumulative dividends at 8% per annum payable semi-annually, and provides for future adjustments in conversion price if specified dilutive events take place. The preferred stock is redeemable at the option of the Company at any time the closing price of common stock remains at a level of at least $8 per share for 20 consecutive days if the Company is listed on the American Stock Exchange or NASDAQ at such time, with the redemption price being equal to the liquidation preference. In addition, at any time after July 1, 2003, the Company may call all of any portion of the outstanding preferred stock for redemption on at least 30 days notice, at a redemption price equal to 105% of the liquidation preference plus all accrued and unpaid dividends. The Company incurred consulting fees totaling $76,500, paid to a stockholder who acted as a finder and agent in this transaction.

       In October 2001, the Company issued 93,421 shares of common stock valued at $213,000 to pay dividends on preferred stock through June 30, 2001.

       In May 2000, the Company issued warrants to two of its research scientists for the purchase of a total of 100,506 shares of common stock. The fair value of the warrants on the date of issue, $140,000, has been recorded as a noncash research and development expense. The warrants are exercisable at $0.49 per share and expire in May 2003. No such warrants have been exercised as of December 31, 2001.


                                       15                            (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       In February 2001, the Company granted 100,000 shares of common stock to a consulting firm for financial consulting services to be provided in 2001. The Company recognized the value of these shares, $375,000, as a noncash charge to expense during 2001.

       In May 2001, the Company repurchased warrants to purchase 50,254 shares of common stock and sold the same warrants in June 2001. The warrants have an exercise price of $0.49 per share.

       In August 2001, two warrant holders exercised warrants through a cashless exercise. Warrants to purchase a total of 271,758 shares of common stock were exchanged for a total of 218,493 shares of common stock.

       In December 2001, the Company entered into a consulting agreement with a third party for financial consulting services. The services are being paid through the issuance of 273 shares of preferred stock, 12,585 shares of common stock, and five-year warrants to purchase 34,125 shares of common stock at an exercise price of $5.00 per share. The compensation vests 50% in December 2001 and 50% in December 2002. The Company recognized the value of 50% of these equity instruments, $315,909, as a noncash charge to expense in 2001. The warrants were valued using the Black-Scholes pricing model. Common stock was valued using the market price of common stock as defined in EITF 96-18. Preferred stock was valued at the liquidation value of $1,000 per share. The Company will measure the costs at the end of each reporting period, until the second vesting date in December 2002, to account for changes in the fair value of the unvested equity instruments.

       In conjunction with the acquisition of Biokeys as discussed in note 1, all outstanding Biokeys warrants were replaced with warrants to purchase a total of 1,468,018 shares of the Company's common stock at $0.49 per share that expire December 15, 2003.

       Nonemployee stock-based compensation that is not valued at the fair value of consideration received is valued, as of the grant date, using the Black-Scholes pricing model with the following assumptions for grants in 2001 and 2000: no dividend yield for either year; expected volatility of 125% to 170%; risk-free interest rates 6.1% to 6.8%; and expected lives of three and seven years, respectively.


                                       16                            (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       At December 31, 2001, there were outstanding warrants to purchase a total of 3,468,094 shares of common stock as follows:

                                              EXERCISE
                      WARRANTS                 PRICE              EXPIRATION DATE
                ----------------------   --------------------   -------------------
                          80,404           $    0.49            August 2002
                         100,506                0.49            May 2003
                         400,000                4.00            August 2003
                       1,246,513                0.49            December 2003
                          17,125                4.00            December 2003
                         620,622                0.49            September 2005
                          33,333                3.00            April 2006
                         502,528                0.49            June 2006
                         450,000                4.00*           November 2006
                          17,063                5.00            December 2006

       *Subject to repricing, see note 5.

(9)    NOTE RECEIVABLE - RELATED PARTY

       In August 2001, the Company loaned $35,000 to a company whose owner is also the co-founder of Biokeys. The note accrues interest at prime plus one percent (5.75% at December 31, 2001). The note receivable on the consolidated balance sheet includes accrued interest.

(10)   INCOME TAXES

       Significant components of income tax expense for the years ended December 31, 2001 and 2000 are as follows:

                                                                           2001           2000
                                                                         ---------      ---------

             Deferred tax benefit                                        $ 799,623        487,617
             Increase in valuation allowance for deferred tax assets      (799,623)      (487,617)
                                                                         ---------      ---------
                           Income tax expense                            $      --             --
                                                                         =========      =========



                                       17                            (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2001 and 2000 are as follows:

                                                                              2001              2000
                                                                           -----------      -----------
       Net operating loss carryforward                                     $ 3,436,311        2,642,171
       Organization costs and license agreement, due to differences in
           amortization                                                         44,538           39,055
                                                                           -----------      -----------
                     Total deferred tax assets                               3,480,849        2,681,226

       Less valuation allowance                                             (3,480,849)      (2,681,226)
                                                                           -----------      -----------
                     Net deferred tax assets                               $        --               --
                                                                           ===========      ===========


       At December 31, 2001, the Company had an unused net operating loss carryforward of approximately $10,107,000 for tax reporting purposes, which expires in 2111 through 2112 and 2118 through 2121. Included in the 2000 carryforward is a net operating loss carryforward acquired from Biokeys, Inc. of approximately $3,475,000.

 (11)  NET LOSS PER COMMON SHARE

       The computation of basic and diluted net loss per share for the years ended December 31, 2001 and 2000 is as follows:


                                                                                  2001               2000
                                                                               ------------      ------------
       Numerator:
           Net loss                                                            $(16,335,346)       (3,701,084)
           Less preferred stock dividends                                          (256,000)          (85,000)
                                                                               ------------      ------------
                     Numerator for basic and diluted loss per share             (16,591,346)       (3,786,084)
                                                                               ============      ============

       Denominator for basic and diluted loss per share - weighted average
           shares                                                                14,805,150         8,582,707
                                                                               ============      ============
       Loss per common share - basic and diluted                               $      (1.12)            (0.44)
                                                                               ============      ============


       Net loss per common share is calculated according to Statement of Financial Accounting No. 128, EARNINGS PER SHARE, using the weighted average number of shares of common stock outstanding during the period. At December 31, 2001 and 2000, 3,826,409 and 4,022,331 potentially dilutive shares, respectively, were not included in the computation of net loss per common share - diluted, as their effect would have been antidilutive due to the Company's net loss incurred in 2001 and 2000.


                                       18                            (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


 (12)  OPERATIONAL STATUS

       The accompanying consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and had net losses of $16,335,346 and $3,701,084 for the years ended December 31, 2001 and 2000, respectively.

       To date, the Company has been principally engaged in licensing and research and development efforts. The Company has no current revenues, is not marketing any products, and projects a loss from operations for 2002. The Company will require additional capital, which it intends to obtain through equity and debt offerings and/or strategic partnership in order to continue to operate its business. The Company's ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties and delays frequently encountered in operating a new business, particularly since the Company will focus on research, development and unproven technology which may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products or technologies, there can be no assurance that the Company will generate sufficient revenues from the sale or licensing of such products and technologies to be profitable. Management believes that the Company's ability to meet its obligations as they become due and to continue as a going concern through December 2002 are dependent upon obtaining additional financing.

(13)   COMMITMENTS AND CONTINGENCIES

       LITIGATION

       In the normal course of business, the Company may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuit or proceeding that would have a material adverse effect on the Company's financial position, liquidity or results of operations.

       OPERATING LEASES

       The Company has operating leases for office space and equipment. A lease for office space expired in November 2000 and is currently being paid on a month by month basis. Rent expense was $51,609 and $23,500 during the years ended December 31, 2001 and 2000, respectively.

       In February 2001, the Company leased office facilities in San Diego, California. The lease has a monthly payment of $2,900 and expires in January 2004.