Form 10KSB
period 2002-03-31
BIOKEYS PHARMACEUTICALS INC
filed 2002-05-20
CIK 1160308

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

COMMISSION FILE NO. 0 - 33219

BIOKEYS PHARMACEUTICALS, INC.
(Exact name of small business issuer in its charter)

Delaware State or other jurisdiction of incorporation or organization	84-1318182 (I.R.S. Employer Identification No.)
9948 Hibert St., Suite 100 San Diego, California (Address of principal executive offices)	92131 (Zip Code)
Issuer's telephone number: (858) 271-9671

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,235,764 shares as of March 31, 2002

        Transitional Small Business Disclosure Format (Check One): Yes ☐    No ☒

Forward Looking Statements

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

        These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate," "plan," "will" and other similar words and expressions. Discussions containing these forward-looking statements may be found in "Management's Discussion and Analysis or Plan of Operations," as well as at other locations in this report. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those contemplated in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events or circumstances after the date of this document.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

        The Consolidated Financial Statements of Biokeys Pharmaceuticals, Inc. for the three months ended March 31, 2002 include:

  •
  Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001

  •
  Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001, and for the period from inception (June 12,1996) through March 31, 2002 (unaudited).

  •
  Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001, and for the period from inception (June 12,1996) through March 31, 2002 (unaudited).

  •
  Notes to Consolidated Financial Statements

BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

(A Development Stage Enterprise)

Consolidated Financial Statements

Three months ended March 31, 2002 and 2001

(Unaudited)

BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,892	164,476
Advances to employees	29,872	29,872
Note receivable—related party (note 7)	36,489	35,993

Total current assets	101,253	230,341
Property and equipment, net (note 3)	12,793	13,612
Other assets, net	25,053	34,053

Total assets	$139,099	278,006

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$453,919	430,216
Accrued salary and related taxes	303,971	303,837
Accrued dividends payable	194,740	128,000
Notes payable (note 4)	173,106	54,439

Total current liabilities	1,125,736	916,492

Shareholders' equity (deficit) (notes 5 and 6):
Cumulative convertible preferred stock, $0.01 par value.
Authorized 1,000,000 shares; issued and outstanding, 3,337 shares on March 31, 2002 and December 31, 2001 (aggregate liquidation preference $3,337,000 on March 31, 2002 and December 31, 2001)	33	33
Common stock, $0.001 par value. Authorized 50,000,000 shares; issued and outstanding, 15,235,764 shares on March 31, 2002 and 15,005,191 shares on December 31, 2001	15,236	15,005
Additional paid-in capital	23,792,680	23,389,818
Deficit accumulated during the development stage	(24,794,586)	(24,043,342)

Total shareholders' equity (deficit)	(986,637)	(638,486)
Commitments and contingencies (notes 4, 5, 6, 10, and 11)

Total liabilities and shareholders' equity (deficit)	$139,099	278,006

See accompanying notes to consolidated financial statements.

BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,		Inception (June 12, 1996) through March 31, 2002
	2002	2001
Net sales	$—	—	174,830
Cost of goods sold	—	—	51,094

Gross margin	—	—	123,736
Grant revenue	—	—	80,338
Interest income	500	19,984	89,195

	500	19,984	293,269

Operating expenses:
Research and development	38,178	67,874	3,736,141
General and administrative	571,765	247,704	6,012,993
Depreciation and amortization	128,486	1,902,367	9,790,114
Interest expense	13,315	—	137,323
Impairment loss—write off of goodwill (note 2)	—	—	5,702,130
Equity in loss of subsidiary	—	—	178,936

Total operating expenses	751,744	2,217,945	25,557,637

Loss before cumulative effect of change in accounting principle	(751,244)	(2,197,961)	(25,264,368)
Cumulative effect of change in accounting principle	—	—	(25,821)

Net loss	$(751,244)	(2,197,961)	(25,290,189)

Loss per common share—basic and diluted (note 9)	$(0.05)	(0.15)

See accompanying notes to consolidated financial statements.

BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,		Inception (June 12, 1996) through March 31, 2002
	2002	2001
Cash flows from operating activities:
Net loss	$(751,244)	(2,197,961)	(25,290,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,819	1,902,367	9,617,008
Amortization of debt discount	118,667	—	173,106
Impairment loss—write off of goodwill	—	—	5,702,130
Expenses paid by warrants	31,222	—	198,360
Expenses paid by preferred stock	34,125	—	170,625
Expenses related to stock warrants issued	289,262	—	901,262
Expenses paid by common stock	2,753	—	601,233
Equity in loss of subsidiary	—	—	178,936
Write-off of license agreement	—	—	152,866
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
Increase in other assets	(496)	(290,624)	(143,753)
Increase in accounts payable and accrued liabilities	23,836	55,075	99,179
Increase in sponsored research payable and license obligation	—	—	924,318

Net cash used in operating activities	(242,056)	(531,143)	(6,689,098)

Cash flows from investing activities:
Purchase of certificate of deposit	—	(532,562)	(1,016,330)
Maturity of certificate of deposit	—	1,016,330	1,016,330
Purchases of property and equipment	—	(7,679)	(103,723)
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired in acquisition of subsidiary	—	—	64,233
Issuance of note receivable—related party	—	—	(35,000)
Payments on note receivable	—	—	370,000
Advance to subsidiary	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by investing activities	—	476,089	309,310

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	3,200,000
Proceeds from sale of common stock	—	375,000	1,935,965
Proceeds from exercise and sale of warrants	112,472	—	160,213
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	—	—	(98,976)
Payments of notes payable and long-term debt	—	—	(71,961)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718

Net cash provided by financing activities	112,472	375,000	6,414,680

Net increase (decrease) in cash and cash equivalents	(129,584)	319,946	34,892
Cash and cash equivalents at beginning of period	164,476	467,878	—

Cash and cash equivalents at end of period	$34,892	787,824	34,892

See accompanying notes to consolidated financial statements.

BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
March 31, 2002
(Unaudited)

(1)  Description of the Company and Basis of Presentation

        Biokeys Pharmaceuticals, Inc., a Delaware corporation, (the Company) is a development stage enterprise, which conducts biomedical research and development focused on treatments for cancer and certain viral infections, including HIV. The Company currently does not market any product. Through its license agreements with University of Texas M.D. Anderson Cancer Center (M.D. Anderson) and University of Southern California (USC), the Company has rights to drug candidates in varying early stages of development.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

        In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented.

        Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results expected for any other interim period or for the entire year.

(2)  Summary of Significant Accounting Policies

  Principles of Consolidation

        The consolidated financial statements of the Company include the accounts of Biokeys Pharmaceuticals, Inc. and its wholly owned subsidiary, Biokeys, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

        The most significant accounting estimates relate to valuing equity transactions. The values assigned to stock warrants granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that such costs be measured at the end of each reporting period to account for changes in the fair value of the Company's common stock until the options are vested. The Company values warrants using the Black-Scholes pricing model. Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. Preferred stock is valued at the liquidation value of $1,000 per share.

  Accounting for Stock-Based Compensation

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for employee stock-based compensation, and includes the required footnote disclosures of Statement of Financial Accounting Standards No. 123 in its audited financial statements included in the Company's Form 10-KSB.

        The Company accounts for nonemployee stock-based compensation in accordance with EITF 96-18. Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

  Cash Equivalents

        Highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.

  Goodwill

        Goodwill (excess of purchase price over fair value of net assets acquired) was being amortized using the straight-line method over two years. The Company recorded amortization of goodwill of $1,900,709 during the three months ended March 31, 2001. Through December 31, 2001, the Company had not been able to raise sufficient capital to ensure future funding of its research and development; consequently, the Company reviewed the carrying value of goodwill for impairment and reduced its carrying value to zero through a noncash charge of $5,702,130 at December 31, 2001.

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

  Supplementary Cash Flow Information

        Noncash investing and financing transactions excluded from the statements of cash flows for the three months ended March 31, 2002 and 2001 are accrued preferred stock dividends payable of $66,740 and $64,000, respectively.

  New Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) which eliminates the pooling of interests method of accounting and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations.

        The FASB also issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which was effective for the Company as of January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS No. 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. Adoption of SFAS No. 142 did not have an impact on the Company's financial condition or results of operations because, as of December 31, 2001, it had no goodwill or other intangible assets with indefinite lives.

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

        The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—

Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 was effective for the Company as of January 1, 2002. Adoption of SFAS No. 144 did not have an impact on the Company's financial condition or results of operations.

(3)  Property and Equipment

        Property and equipment at March 31, 2002 and December 31, 2001 were as follows:

	Useful lives	2002	2001
Office furniture and equipment	5 years	$32,198	32,198
Computer software and equipment	3 years	9,160	9,160

		41,358	41,358
Less accumulated depreciation and amortization		(28,565)	(27,746)

		$12,793	13,612

(4)  Notes Payable

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

        The entire proceeds of $450,000 were allocated to the warrants. The fair value of the warrants, calculated using the Black-Scholes pricing model, is greater than the proceeds. The fair value of the notes payable was not determinable at the dates of issuance. Of the original debt discount of $450,000, $118,667 was amortized during the three months ended March 31, 2002. The discount is being amortized to the redemption value of the debt through the stated due date of the notes payable.

(5)  Preferred Stock

        Shares of Series A 8% Convertible Preferred Stock are convertible into common stock at $4.00 per share. The preferred stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends, carries cumulative dividends at 8% per annum payable semi-annually, and provides for future adjustments in conversion price if specified dilutive events take place. The preferred stock is redeemable at the option of the Company at any time the closing price of common stock remains at a level of at least $8 per share for 20 consecutive days if the Company is listed on the American Stock Exchange or NASDAQ at such time, with the redemption price being equal to the liquidation preference. In addition, at any time after July 1, 2003, the Company may call all or any portion of the outstanding preferred stock for redemption on at least 30 days' notice, at a redemption price equal to 105% of the liquidation preference plus all accrued and unpaid dividends.

(6)  Equity Transactions

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

        In December 2001, the Company entered into a consulting agreement with a third party for financial consulting services. The services are being paid through the issuance of 273 shares of preferred stock, 12,585 shares of common stock, and five-year warrants to purchase 34,125 shares of common stock at an exercise price of $5.00 per share. The compensation vests 50% in December 2001 and 50% in December 2002. The Company recognized the value of 50% of these equity instruments, $179,911, as a noncash charge to expense in 2001. The warrants were valued using the Black-Scholes pricing model. Common stock was valued using the market price of common stock as defined in EITF 96-18. Preferred stock was valued at the liquidation value of $1,000 per share. The Company will measure the costs at the end of each reporting period, until the second vesting date in December 2002, to account for changes in the fair value of the unvested equity instruments. The Company recognized expense of $43,728 for the three months ended March 31, 2002.

        In March 2002, the Company transferred warrants which had previously been held in escrow to three investors, who immediately exercised the warrants for the purchase of a total of 229,573 shares of common stock at $0.49 per share. The Company recognized general and administrative expense of $289,262, which represents the difference between the fair value and exercise price on the date of the transfer.

        At March 31, 2002, there were outstanding warrants to purchase a total of 3,468,094 shares of common stock as follows:

Warrants	Exercise price		Expiration date
80,404	$0.49		August 2002
100,506	0.49		May 2003
400,000	4.00		August 2003
1,246,513	0.49		December 2003
17,125	4.00		December 2003
620,622	0.49		September 2005
33,333	3.00		April 2006
502,528	0.49		June 2006
450,000	4.00	*	November 2006
17,063	5.00		December 2006

        *Subject to repricing, see note 4.

(7)  Note Receivable—Related Party

        In August 2001, the Company loaned $35,000 to a company whose owner is also the co-founder of Biokeys, Inc. The note accrues interest at prime plus one percent (5.75% at March 31, 2002). The note receivable on the consolidated balance sheet includes accrued interest.

(8)  Income Taxes

        Significant components of income tax expense for the three months ended March 31, 2002 and 2001 are as follows:

	2002	2001
Deferred tax benefit	$125,093	94,053
Increase in valuation allowance for deferred tax assets	(125,093)	(94,053)

Income tax expense	$—	—

        The tax effects of temporary differences that give rise to deferred tax assets at March 31, 2002 and December 31, 2001 are as follows:

	2002	2001
Net operating loss carryforward	$3,570,893	3,436,311
Organization costs and license agreement, due to differences in amortization	35,049	44,538

Total deferred tax assets	3,605,942	3,480,849
Less valuation allowance	(3,605,942)	(3,480,849)

Net deferred tax assets	$—	—

        At March 31, 2002, the Company had an unused net operating loss carryforward of approximately $10,502,000 for tax reporting purposes, which expires in 2011 through 2012 and 2018 through 2022.

(9)  Net Loss per Common Share

        The computation of basic and diluted net loss per share for the three months ended March 31, 2002 and 2001 is as follows:

	2002	2001
Numerator:
Net loss	$(751,244)	(2,197,961)
Less preferred stock dividends	(66,740)	(64,000)

Numerator for basic and diluted loss per share	$(817,984)	(2,261,961)

Denominator for basic and diluted loss per share — weighted average shares	15,038,467	14,633,450

Loss per common share — basic and diluted	$(0.05)	(0. 15)

        Net loss per common share is calculated according to Statement of Financial Accounting Standards No. 128, Earnings per Share, using the weighted average number of shares of common stock outstanding during the period. At March 31, 2002 and 2001, 4,304,205 and 3,750,573 potentially dilutive shares, respectively, were not included in the computation of net loss per common share—diluted, as their effect would have been antidilutive.

(10) Operational Status

        The accompanying consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and had a net loss of $751,244 for the three months ended March 31, 2002.

        To date, the Company has been principally engaged in licensing and research and development efforts. The Company has no current revenues, is not marketing any products, and projects a loss from operations for 2002. The Company will require additional capital, which it intends to obtain through equity and debt offerings and/or strategic partnership in order to continue to operate its business. The Company's ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties and delays frequently encountered in operating a new business, particularly since the Company will focus on research, development and unproven technology which may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products or technologies, there can be no assurance that the Company will generate sufficient revenues from the sale or licensing of such products and technologies to be profitable. Management believes that the Company's ability to meet its obligations as they become due and to continue as a going concern are dependent upon obtaining additional financing.

(11) Litigation

        In the normal course of business, the Company may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuit or proceeding that would have a material adverse effect on the Company's financial position, liquidity or results of operations.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

        Biokeys Pharmaceuticals, Inc., a Delaware corporation formerly known as BioQuest, Inc. (the "Company" or "we"), is a development stage enterprise which conducts biomedical research and development focused on treatments for cancer and certain viral infections, including HIV. The Company currently does not market any product. Through its license agreements with the University of Texas M.D. Anderson Cancer Center and the University of Southern California, the Company has rights to drug candidates in varying early stages of development.

        On October 10, 2000, a wholly-owned subsidiary of BioQuest, Inc. merged with Biokeys, Inc., a Delaware corporation, the Company changed its name from BioQuest, Inc. to Biokeys Pharmaceuticals, Inc. and the shareholders of Biokeys, Inc. became stockholders of the Company. For financial reporting purposes, the merger was accounted for as a purchase and the Company was considered the acquirer for accounting purposes.

        As a development-stage biomedical research company, we have not yet generated any revenues from our anticancer and antiviral drug candidates and have had no earnings since inception. Our expenses from inception have related to costs incurred in research activities for the development of our drug candidates and administrative expenses required to support these efforts. We have an accumulated development-stage deficit of $24,794,586, which includes charges totaling $15,205,675 during 2000 and 2001 for amortization of goodwill and an impairment loss resulting in a write-off of the goodwill resulting from the merger with Biokeys, Inc.

        We expect losses to continue for the foreseeable future, and such losses will likely increase as we approach human clinical trials for our CoFactor drug and our HIV drugs. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. Also, future profitability will require that the Company establish agreements with other parties for the clinical testing, manufacturing, commercialization and sale of its products.

        We will need to obtain significant additional financing in order to sustain our efforts, as discussed below under "Liquidity and Capital Resources." The Company is subject to the risk of not being able to arrange such financing and the other risk factors listed under "Management's Discussion and Analysis—Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Critical Accounting Policies

Valuation of Equity Transactions

        The most significant accounting estimates relate to valuing equity transactions. The values assigned to stock options or warrants granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which require that such costs be measured at the end of each reporting period to account for changes in the fair value of the Company's common stock until the options or warrants are vested.

        Preferred stock is valued at the liquidation value of $1,000 per share. Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. The Company values warrants using the Black-Scholes pricing model. The model considers a number of factors, including the market price and expected volatility of our common stock at the date of measurement or re-measurement. The expense related to all equity transactions is amortized over the vesting period of the related equity instruments.

        The amount of compensation expense we record in future periods could fluctuate significantly from period to period as a result of: (a) the periodic re-measurement of equity instruments issued to non-employees principally as a result of fluctuations in the market price of our common stock; (b) the method and period over which the value is amortized as charges to operations; (c) additional equity instruments granted; and (d) subsequent forfeitures or cancellations of unvested instruments.

Research and Development Costs

        Research and development costs consist of costs incurred for company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses and are expensed as incurred. Patent costs and technology license fees for technologies that are utilized in research and development and have no alternative future use are expensed when incurred.

  Comparison of Three Months Ended March 31, 2002 and March 31, 2001

        The Company continued its research and development efforts in the calender quarter ended March 31, 2002, and no revenues were received. The Company earned only minimal interest income, compared with $19,984 earned in the comparable earlier quarter, as interest-earning funds received in the Company's 2000 overseas private placement were applied to operations.

        During the first three months of 2002, we continued our research and development efforts in connection with our CoFactor product for colorectal cancer and our EradicAide and BlockAide products for HIV/AIDS. We incurred research and development expenses of $38,178 for the quarter, down from $67,874 in the year-earlier period. Research and development expenses are constituted primarily of payments for drug product and sponsored research activities, which vary from quarter to quarter.

        General and Administrative expenses for the quarter increased to $571,765 from $247,704 in the year-earlier period. The increase was due almost entirely to a non-cash expense of $289,262 resulting from the transfer and exercise in March 2002 of escrowed warrants, originally issued in 2000 at an exercise price of $0.49, in order to generate working capital for the Company during the current quarter.

        Depreciation and amortization amounted to $128,486 for the interim period, compared with $1,902,367 for the three months ended March 31, 2001. The larger amount in 2001 included quarterly goodwill amortization expense of $1,900,709 resulting from the October 2000 merger with Biokeys, Inc., which expense is now eliminated for periods subsequent to December 31, 2001 because of a write down of the carrying value of such goodwill through a non-cash charge of $5,702,130 as of December 31, 2001. Pro forma results for the three months ended March 31, 2001, reflecting an add-back of 1,900,709 for goodwill amortization that was recorded in that period, would result in a net loss of $(297,252) or $(0.02) per share for that quarter.

        Interest expense amounted to $13,315 for the current three months, compared with no such expense in the prior period, as interest was accrued on $450,000 of notes issued to investors in late 2001 to obtain working capital.

        As result of the substantial reduction in amortization expense and the other factors noted above, the Company's loss for the quarter declined to $(751,244) from a loss of $(2,197,961) for the year-earlier period, and the loss per share decreased to $(0.05) from $(0.15) per share in the year-earlier period.

Liquidity and Capital Resources

        The Company has incurred negative cash flows since its inception, and has funded its activities primarily through short-term loans and sales of equity securities. As of March 31, 2002, cash amounted to $34,892, compared with $164,476 on December 31, 2001.

        The Company does not have any bank or any other commercial financing arrangements. The Company's operations since the merger have been funded primarily from the proceeds of its overseas private placement offering consummated in August and September 2000, by which the Company raised a total of $3.2 million through the issuance of its Series A 8% Convertible Preferred Stock.

        As previously reported, the Company intends to move its CoFactor product into human clinical trials in the U.S., since the FDA has approved the Company's Investigational New Drug Application ("IND") for Phase II studies. Also, the Company intends to seek approval and begin trials in Sweden for Phase II and Phase III testing of CoFactor during the second half of 2002. In addition, the Company intends to pursue a study of its BlockAide drug candidate for HIV/AIDS beginning during the second half of 2002, and plans to file an IND for its EradicAide product for HIV/AIDS by early 2003. The Company will need significant funding to conduct these trials, either through a commercial partnership, additional financing, or a combination of both, the cost of which is expected to total between $8 million and $10 million for both product groups over the next 18 months.

        We raised approximately $450,000 through the issuance of short-term notes and warrants in October and December 2001. We believe our current resources are sufficient to fund our general and administrative overhead until the end of August 2002, at which time we will need to obtain additional financing of approximately $1,000,000 to cover corporate overhead until early 2003. We are seeking the additional resources required to fund the research projects described above, as well as general and administrative expenses, and such activities can proceed only after such financing is available. We are currently formulating plans for such financing and, while the Company is actively seeking such financing, no commitments have been obtained.

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

        The Company will be required to obtain its funding through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. The Company cannot guarantee that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The Company was a defendant in an action entitled Karo Bio USA, Inc. vs. Biokeys Pharmaceuticals, Inc., commenced in the United States District Court for the District of Delaware on July 3, 2001. The action alleged infringement of Karo Bio's federal trademark registration for the name "Biokey," based upon a claimed prior use in connection with a particular Karo Bio product, and the use of "Biokeys" in the Company's name. The plaintiff sought to prevent the Company from continuing to use "Biokeys" as part of its name, as well as an unspecified amount of damages.

        The action was settled and discontinued in March, 2002 without monetary liability by either party. The Company agreed to a cessation of the commercial use of "Biokeys", with certain permitted exceptions through a period of transition. However, the Company will retain the use of its corporate name, Biokeys Pharmaceuticals, Inc. We believe that the settlement with Karo Bio will not have a material adverse effect on the Company.

Item 2. Changes in Securities.

Transfer and Exercise of Warrants

        In 2000, the directors of BioQuest, Inc. and Biokeys, Inc. authorized the issuance of warrants (referred to as the "Escrow Warrants") for the purchase of an aggregate of 229,573 shares of Common Stock at an exercise price of $0.49 per share. The Escrow Warrants were not initially assigned to specific individuals, but were issued under the terms of an Escrow Agreement which provided for the Company's directors to designate, from time to time, employees, officers, consultants, directors and others whose present or future services were deemed to be of substantial benefit to the Company and who would become recipients of the Escrow Warrants. The Escrow Warrants had not been assigned to any grantees and were not recorded in the Company's financial statements through December 31, 2001. In February 2002, the Board of Directors determined that the Escrow Warrants should instead be assigned to several investors who had offered to exercise such warrants for cash, as a means of generating immediate additional working capital for the Company. All of the Escrow Warrants were exercised in March 2002 and are no longer outstanding.

        The Escrow Warrants and the shares issued to the investors who exercised such Warrants were delivered under agreements containing appropriate investment representations, were endorsed with the Company's restricted stock legend, and are subject to a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the Escrow Warrants and such shares as exempt from registration under Section 4(2) and/or 4(6) of the Securities Act.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of securities holders, through solicitation of proxies or otherwise, during the first quarter of 2002.

Item 5. Other Information

        No additional information is included in this report.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following Exhibits are incorporated by reference pursuant to Rule 12b-23 of the Securities and Exchange Commission:

Exhibit Number	Description
2.1†	Agreement and Plan of Merger dated May 19, 2000 among BioQuest, Inc.; BioQuest Acquisition Corp.; and Biokeys, Inc.
3.1†	Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.—October 12, 2000
3.2†	Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.—October 12, 2000
3.3†	Certificate of Merger of BioQuest Acquisition Corp. into Biokeys, Inc.—October 12, 2000
3.4†	Certificate of Incorporation of BioQuest Acquisition Corp.—May 19, 2000
3.6†	Amended and Restated Bylaws of Biokeys Pharmaceuticals, Inc.
4.1†	Certificate of Designation of BioQuest, Inc.—September 11, 2000
10.1*	Patent and Technology License Agreement with M.D. Anderson—June, 1996 (Request for confidential treatment of certain data)
10.2*	Amendment to M.D. Anderson Licensing Agreement June 15, 2000 (Request for confidential treatment of certain data)
10.3*	Option and License Agreement with USC—June 23, 1998 (Co Factor and Selone) (Request for confidential treatment of certain data)
10.4†	Amendment to Option and License Agreement with USC dated August 16, 2000 (Co Factor and Selone) (Request for confidential treatment of certain data)
10.5*	Option and License Agreement with USC dated August 17, 2000 (Thiovir) (Request for confidential treatment of certain data)
10.6†	Employment Agreement with Warren C. Lau
11.1†	Statement Regarding Computation of Per Share Earnings
24.1†	Powers of Attorney (included on signature pages)

  †
  Filed with Form 10-SB (October 2, 2001)
  *
  Refiled with amendment on Form 10-SB/A (January 11, 2002)

  (b)
  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2002	BIOKEYS PHARMACEUTICALS, INC.
	By:	/s/ LOUIS R. REIF Louis R. Reif Chairman and Chief Executive Officer
	By:	/s/ WARREN C. LAU Warren C. Lau President and Chief Financial Officer

QuickLinks

Forward Looking Statements
PART I—FINANCIAL INFORMATION
BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY (A Development Stage Enterprise) Consolidated Financial Statements Three months ended March 31, 2002 and 2001 (Unaudited)
BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY (A Development Stage Enterprise) Consolidated Balance Sheets
BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY (A Development Stage Enterprise) Consolidated Statements of Operations (unaudited)
BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY (A Development Stage Enterprise) Consolidated Statements of Cash Flows (unaudited)
BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY (A Development Stage Enterprise) Notes to Consolidated Financial Statements March 31, 2002 (Unaudited)
General
Critical Accounting Policies
Liquidity and Capital Resources
PART II—OTHER INFORMATION
SIGNATURES