Form 10QSB
period 2002-06-30
BIOKEYS PHARMACEUTICALS INC
filed 2002-08-20
CIK 1160308

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------

                                 FORM 10-QSB



         /X/    QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______________TO ___________________

                        COMMISSION FILE NO. 0 - 33219



                        BIOKEYS PHARMACEUTICALS, INC.
             (Exact name of small business issuer in its charter)


             DELAWARE                           84-1318182
  ------------------------------    ------------------------------------
  State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization

    9948 HIBERT ST., SUITE 100
       SAN DIEGO, CALIFORNIA                      92131
----------------------------------------        ----------
(Address of principal executive offices)        (Zip Code)


      Issuer's telephone (858) 271-9671

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             15,574,965 shares of Common Stock as of June 30, 2002

  transitional Small Business Disclosure Format ( Check One): Yes [ ] No [x]

                          FORWARD LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements include, but are not limited to, statements about our strategy, our research and development efforts, our potential products, our license rights and the sufficiency and anticipated sources of our cash and other resources. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate," "plan," "will" and other similar words and expressions. Text containing these forward-looking statements may be found in "Management's Discussion and Analysis," as well as at other locations in this report. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those contemplated in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events or circumstances after the date of this document.


                       PART I --- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The Consolidated Financial Statements of Biokeys Pharmaceuticals, Inc. for the three and six months ended June 30, 2002 include:

* Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001
* Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001, and for the period from inception (June 12,1996) through June 30, 2002 (unaudited).
* Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001, and for the period from inception (June 12,1996) through June 30, 2002 (unaudited).
*     Notes to Consolidated Financial Statements

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

                     Six months ended June 30, 2002 and 2001

                                   (Unaudited)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets


                                                                                          JUNE 30,          DECEMBER 31,
                                                                                            2002                2001
                                                                                      -----------------   -----------------
                                                                                        (UNAUDITED)

                                      ASSETS
Current assets:
     Cash and cash equivalents                                                     $         56,446             164,476
     Advances to employees                                                                   33,433              29,872
     Note receivable - related party (note 7)                                                36,990              35,993
                                                                                      -----------------   -----------------
                 Total current assets                                                       126,869             230,341
Property and equipment, net (note 3)                                                         12,404              13,612
Other assets, net                                                                            16,053              34,053
                                                                                      -----------------   -----------------
                 Total assets                                                      $        155,326             278,006
                                                                                      =================   =================
                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued liabilities                                      $        580,302             430,216
     Accrued salary and related taxes                                                       300,680             303,837
     Accrued dividends payable                                                              263,518             128,000
     Notes payable (note 4)                                                                 291,774              54,439
                                                                                      -----------------   -----------------
                 Total current liabilities                                                1,436,274             916,492
                                                                                      -----------------   -----------------
Shareholders' equity (deficit) (notes 5 and 6):
     Series A convertible preferred stock, $0.01 par value.
        Authorized 8,000 shares; issued and outstanding,
        3,337 shares on June 30, 2002 and December 31, 2001
        (aggregate liquidation preference $3,337,000 on June 30, 2002
        and December 31, 2001)                                                                   33                  33
     Series B convertible preferred stock, $0.01 par value.
        Authorized 300,000 shares; issuable,
        200,000 shares on June 30, 2002 (aggregate liquidation
        preference $300,000 on June 30, 2002)                                                 2,000                 --
     Common stock, $0.001 par value. Authorized 50,000,000 shares;
        issued and outstanding, 15,574,965 shares on June 30, 2002
        and 15,005,191 shares on December 31, 2001                                           15,575              15,005
     Additional paid-in capital                                                          24,181,141          23,389,818
     Deficit accumulated during the development stage                                   (25,479,697)        (24,043,342)
                                                                                      -----------------   -----------------
                 Total shareholders' equity (deficit)                                    (1,280,948)           (638,486)
Commitments and contingencies (notes 4, 5, 6, 10, and 11)
                                                                                      -----------------   -----------------
                 Total liabilities and shareholders' equity (deficit)              $        155,326             278,006
                                                                                      =================   =================

See accompanying notes to consolidated financial statements.

                       BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                                                       INCEPTION
                                                                                                                    (JUNE 12, 1996)
                                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,      THROUGH
                                                           ---------------------------   -------------------------      JUNE 30,
                                                              2002             2001         2002           2001           2002
                                                           ----------       ----------   ----------     ----------   -------------
Net sales                                                  $       --               --           --             --        174,830
Cost of goods sold                                                 --               --           --             --         51,094
                                                           ----------       ----------   ----------     ----------   ------------
                Gross margin                                       --               --           --             --        123,736
Grant revenue                                                      --               --           --             --         80,338
Interest income                                                   559            8,758        1,059         28,741         89,754
                                                          -----------       ----------   ----------     ----------   ------------
                                                                  559            8,758        1,059         28,741        293,828
                                                          -----------       ----------   ----------     ----------   ------------
Operating expenses:
    Research and development                                  146,449          441,670      184,627        509,544      3,882,590
    General and administrative                                397,484          805,109      969,249      1,052,827      6,410,477
    Depreciation and amortization
          (notes 2 and 4)                                     128,272        1,902,367      256,758      3,804,734      9,918,386
    Interest expense                                           13,465               --       26,780             --        150,788
    Impairment loss - write off of goodwill
          (note 2)                                                 --               --           --             --      5,702,130
    Equity in loss of subsidiary                                   --               --           --             --        178,936
                                                          -----------       ----------   ----------     ----------   ------------
                Total operating expenses                      685,670        3,149,146    1,437,414      5,367,105     26,243,307
                                                          -----------       ----------   ----------     ----------   ------------
                Loss before cumulative effect of
                     change in accounting principle          (685,111)      (3,140,388)  (1,436,355)    (5,338,364)   (25,949,479)
Cumulative effect of change in accounting
    principle                                                      --               --           --             --        (25,821)
                                                          -----------       ----------   ----------     ----------   ------------
                Net loss                                  $  (685,111)      (3,140,388)  (1,436,355)    (5,338,364)   (25,975,300)
                                                          ===========       ==========   ==========     ==========    ===========
                Loss per common share - basic and
                     diluted (note 9)                     $     (0.05)           (0.22)       (0.10)         (0.37)
                                                          ===========       ==========   ==========     ==========



See accompanying notes to consolidated financial statements

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                  INCEPTION
                                                                                                (JUNE 12, 1996)
                                                                   SIX MONTHS ENDED JUNE 30,       THROUGH
                                                                   -------------------------       JUNE 30,
                                                                       2002            2001          2002
                                                                       ----            ----      ------------
Cash flows from operating activities:
 Net loss                                                          $(1,436,355)    (5,338,364)   (25,975,300)
 Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                      1,208      3,804,734      9,608,397
      Amortization of debt discount                                    237,335             --        291,774
      Impairment loss - write off of goodwill                               --             --      5,702,130
      Expenses paid by warrants                                         36,072             --        203,210
      Expenses paid by preferred stock                                  68,250             --        204,750
      Expenses related to stock warrants issued                        289,262        115,000        901,262
      Expenses paid by issuance of common stock                          5,504        375,000        603,984
      Equity in loss of subsidiary                                          --             --        178,936
      Write-off of license agreement                                        --             --        152,866
      Cumulative effect of change in accounting principle                   --             --         25,821
      Changes in assets and liabilities, net of effect of
      acquisitions:
        (Increase) decrease in other assets                             13,442         68,751       (129,815)
        Increase in accounts payable and accrued liabilities           146,929         71,677        222,272
        Increase in sponsored research payable and
         license obligation                                                 --             --        924,318
                                                                   -----------    -----------    -----------
          Net cash used in operating activities                       (638,353)      (903,202)    (7,085,395)
                                                                   -----------    -----------    -----------
Cash flows from investing activities:
 Purchase of certificate of deposit                                         --             --     (1,016,330)
 Maturity of certificate of deposit                                         --        476,086      1,016,330
 Purchases of property and equipment                                        --        (13,388)      (103,723)
 Payment on obligation under license agreement                              --             --       (106,250)
 Cash acquired in acquisition of subsidiary                                 --             --         64,233
 Issuance of note receivable - related party                                --             --        (35,000)
 Payments on note receivable                                                --             --        370,000
 Advance to subsidiary                                                      --             --        (90,475)
 Cash transferred in rescission of acquisition                              --             --        (19,475)
 Cash received in rescission of acquisition                                 --             --        230,000
                                                                   -----------    -----------    -----------
          Net cash provided by investing activities                         --        462,698        309,310
                                                                   -----------    -----------    -----------
Cash flows from financing activities:
 Proceeds from sale of preferred stock                                 300,000             --      3,500,000
 Proceeds from sale of common stock                                         --             --      1,935,965
 Proceeds from exercise and sale of warrants                           230,323         47,741        278,064
 Repurchase of warrants                                                     --        (55,279)       (55,279)
 Payment of financing and offering costs                                    --             --        (98,976)
 Payments of notes payable and long-term debt                               --             --        (71,961)
 Proceeds from issuance of notes payable and detachable warrants            --             --      1,344,718
                                                                   -----------    -----------    -----------
          Net cash provided by (used in) financing activities          530,323         (7,538)     6,832,531
                                                                   -----------    -----------    -----------
          Net increase (decrease) in cash and cash equivalents        (108,030)      (448,042)        56,446
Cash and cash equivalents at beginning of period                       164,476        467,878             --
                                                                   -----------    -----------    -----------
Cash and cash equivalents at end of period                         $    56,446         19,836         56,446
                                                                   ===========    ===========    ===========


See accompanying notes to consolidated financial statements

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

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

       The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the interim statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Form 10-KSB.

       In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented.

       Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results expected for any other interim period or for the entire year.

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

                                      -7-                            (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                   (unaudited)


       The most significant accounting estimates relate to valuing equity transactions. The values assigned to stock warrants granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES, which require that such costs be measured at the end of each reporting period to account for changes in the fair value of the Company's common stock until the options or warrants are vested. The Company values warrants using the Black-Scholes pricing model. Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. Preferred stock is valued at its liquidation value.

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

       GOODWILL

       Goodwill (excess of purchase price over fair value of net assets acquired) was being amortized using the straight-line method over two years. The Company recorded amortization of goodwill of $1,900,709 and $3,801,418 during the three months and six months ended June 30, 2001. Through December 31, 2001, the Company had not been able to raise sufficient capital to ensure future funding of its research and development; consequently, the Company reviewed the carrying value of goodwill for impairment and reduced its carrying value to zero through a noncash charge of $5,702,130 at December 31, 2001.

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


                                      -8-                            (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                   (unaudited)



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

       SUPPLEMENTARY CASH FLOW INFORMATION

       Noncash investing and financing transactions excluded from the statements of cash flows for the six months ended June 30, 2002 and 2001 are accrued Series A preferred stock dividends payable of $135,518 and $128,000, respectively.


                                      -9-                            (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                   (unaudited)



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



                                      -10-                           (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                   (unaudited)




       The FASB issued Statement of Financial Accounting Standards No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENTS NO. 13 AND TECHNICAL CORRECTIONS (SFAS No. 145), which provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for the Company on January 1, 2003. The Company does not expect the adoption of SFAS No. 145 will have a significant impact on its financial condition or results of operations.

       The FASB issued Statement of Financial Accounting Standards No. 146, ACCOUNTING FOR EXIT OR DISPOSAL ACTIVITIES (SFAS No. 146), which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant the guidance set forth in EITF Issue No. 94-3, LIABILITY RECOGNITION OF CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY. SFAS No. 146 will be effective for the Company on January 1, 2003. The Company does not expect the adoption of SFAS No. 146 will have a significant impact on its financial condition or results of operations.

(3)    PROPERTY AND EQUIPMENT

       Property and equipment at June 30, 2002 and December 31, 2001 were as follows:

                                                                 USEFUL               JUNE 30,
                                                                 LIVES                  2002             DECEMBER 31, 2001
                                                           -------------------   --------------------   --------------------

      Office furniture and equipment                            5 years       $            32,198                 32,198
      Computer software and equipment                           3 years                     9,160                  9,160
                                                                                 --------------------   --------------------

                                                                                           41,358                 41,358

      Less accumulated depreciation and amortization                                      (28,954)               (27,746)
                                                                                 --------------------   --------------------

                                                                              $            12,404                 13,612
                                                                                 ====================   ====================


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



                                      -11-                           (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                   (unaudited)



       The entire proceeds of $450,000 were allocated to the warrants. The fair value of the warrants, calculated using the Black-Scholes pricing model, is greater than the proceeds. Of the original debt discount of $450,000, $118,668 and $237,335 was amortized during the three months and six months ended June 30, 2002, respectively, and the debt is reported at $291,774, net of debt discount of $158,226, at June 30, 2002. The discount is being amortized to the redemption value of the debt through the stated due date of the notes payable.

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

       The Company entered into an agreement with a corporate investor under which the investor purchased, for $300,000 in cash in April 2002, 200,000 shares of a new class of Series B Convertible Preferred Stock which will be authorized and issued by the Company. The new Series B shares will have a par value of $0.01 per share and a liquidation preference of $1.50 per share and, at the election of the investor, will be convertible into shares of common stock on a share for share basis after a date to be determined. Under the agreement with the investor, the Company will be obligated to issue and deliver the new Series B shares to the investor, as well as five-year warrants entitling the investor to purchase, after a date to be determined, up to 50,000 shares of the Company's common stock at an exercise price of $2.50 per share.

(6)    EQUITY TRANSACTIONS

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

       In October 2001, the Company issued 93,421 shares of common stock valued at $213,000 to pay dividends on the Series A convertible preferred stock through June 30, 2001.


                                      -12-                           (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                   (unaudited)


       In December 2001, the Company entered into a consulting agreement with a third party for financial consulting services. The services are being paid through the issuance of 273 shares of Series A preferred stock, 12,585 shares of common stock, and five-year warrants to purchase 34,125 shares of common stock at an exercise price of $5.00 per share. The compensation vests 50% in December 2001 and 50% in December 2002. The Company recognized the value of 50% of these equity instruments, $179,911, as a noncash charge to expense in 2001. The warrants were valued using the Black-Scholes pricing model. Common stock was valued using the market price of common stock as defined in EITF 96-18. Series A preferred stock was valued at the liquidation value of $1,000 per share. The Company will measure the costs at the end of each reporting period, until the second vesting date in December 2002, to account for changes in the fair value of the unvested equity instruments. The Company recognized expense of $43,724 and $87,452 for the three and six months ended June 30, 2002, respectively.

       In March 2002, the Company transferred warrants which had previously been held in escrow to three investors who immediately exercised the warrants for the purchase of a total of 229,573 shares of common stock at $0.49 per share. The Company recognized general and administrative expense of $289,262, which represents the difference between the fair value and exercise price on the date of the transfer.

       In April 2002, warrants to purchase a total of 240,000 shares of common stock at $.49 per share were exercised.

       In June 2002, a warrant holder exercised warrants through a cashless exercise. Warrants to purchase a total of 144,435 shares of common stock were exchanged for a total of 100,201 shares of common stock.

       At June 30, 2002, there were outstanding warrants to purchase a total of 3,166,992 shares of common stock as follows:

                                       EXERCISE
                    WARRANTS             PRICE           EXPIRATION DATE
               ------------------   ----------------   --------------------
               ------------------   ----------------   --------------------

                       80,404    $       0.49          August 2002
                      100,506            0.49          May 2003
                      400,000            5.00          August 2003
                      862,078            0.49          December 2003
                       17,125            4.00          December 2003
                      620,622            0.49          September 2005
                       66,666            3.00          April 2006
                      502,528            0.49          June 2006
                      450,000            4.00*         November 2006
                       17,063            5.00          December 2006
                       50,000            2.50          April 2007

       *Subject to repricing, see note 4.


                                      -13-                           (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                   (unaudited)


(7)    NOTE RECEIVABLE - RELATED PARTY

       In August 2001, the Company loaned $35,000 to a company whose owner is also the co-founder of Biokeys, Inc. The note accrues interest at prime plus one percent (5.75% at June 30, 2002). The note receivable on the consolidated balance sheet includes accrued interest. The note was repaid with interest in July 2002.

(8)    INCOME TAXES

       Significant components of income tax expense for the three months and six months ended June 30, 2002 and 2001 are as follows:


                                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                            JUNE 30,                                JUNE 30,
                                             ---------------------------------------  --------------------------------------
                                                    2002                2001                2002                2001
                                             -------------------  ------------------  ------------------  ------------------

      Deferred tax benefit                $           160,094              165,826             285,187             259,879
      Increase in valuation allowance
          for deferred tax assets                    (160,094)            (165,826)           (285,187)           (259,879)
                                             -------------------  ------------------  ------------------  ------------------

                    Income tax expense    $                --                   --                  --                  --
                                             ===================  ==================  ==================  ==================


       The tax effects of temporary differences that give rise to deferred tax assets at June 30, 2002 and December 31, 2001 are as follows:



                                                                                      JUNE 30,              DECEMBER 31,
                                                                                        2002                    2001
                                                                                 --------------------   --------------------

      Net operating loss carryforward                                         $         3,730,083              3,436,311
      Organization costs and license agreement, due to differences in
          amortization                                                                     35,953                 44,538
                                                                                 --------------------   --------------------

                    Total deferred tax assets                                           3,766,036              3,480,849

      Less valuation allowance                                                         (3,766,036)            (3,480,849)
                                                                                 --------------------   --------------------

                    Net deferred tax assets                                   $                --                     --
                                                                                 ====================   ====================


       At June 30, 2002, the Company had an unused net operating loss carryforward of approximately $10,971,000 for tax reporting purposes, which expires in 2011 through 2012 and 2018 through 2022.



                                      -14-                           (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                   (unaudited)


(9)    NET LOSS PER COMMON SHARE

       The computation of basic and diluted net loss per share for the three months and six months ended June 30, 2002 and 2001 is as follows:

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                      -------------------------------  --------------------------------
                                                          2002             2001             2002             2001
                                                      --------------   --------------  ---------------  ---------------
      Numerator:
          Net loss                                  $     (685,111)        (3,140,388)      (1,436,355)       (5,338,364)
          Less preferred stock dividends                   (68,778)           (64,000)        (135,518)         (128,000)
                                                      --------------   --------------  ---------------    --------------
                    Numerator for basic and
                      diluted loss per share        $     (753,889)        (3,204,388)      (1,571,873)       (5,466,364)
                                                      ==============   ==============   ==============    ==============

      Denominator for basic and diluted loss
          share - weighted average shares               15,445,457         14,660,672       15,241,781        14,624,283
                                                      ==============   ==============   ==============    ==============

      Loss per common share - basic and diluted     $        (0.05)             (0.22)           (0.10)           (0. 37)
                                                       ==============   ==============   ==============   ==============

       Net loss per common share is calculated according to Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, using the weighted average number of shares of common stock outstanding during the period. Potentially dilutive shares relating to warrants and convertible preferred stock were not included in the computation of net loss per common share - diluted, as their effect would have been antidilutive.

(10)   OPERATIONAL STATUS

       The accompanying consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and had a net loss of $1,436,355 for the six months ended June 30, 2002.



                                      -15-                           (Continued)

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                   (unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      As a development-stage biomedical research company, we have not yet generated any revenues from our anticancer and antiviral drug candidates and have had no earnings since inception. Our expenses from inception have related to costs incurred in research activities for the development of our drug candidates and administrative expenses required to support these efforts. As of June 30, 2002 we have an accumulated development-stage deficit of $(25,479,697), which includes charges totaling $15,205,675 during 2000 and 2001 for amortization of goodwill and an impairment loss resulting in a write-off of the goodwill resulting from the merger with Biokeys, Inc.

      We expect losses to continue for the foreseeable future, and such losses will likely increase as we approach human clinical trials for our CoFactor drug and our HIV drugs. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and effectively market such products. Also, the Company, which has only limited resources, will be required to establish agreements with other parties for the clinical testing, manufacturing, commercialization and sale of its products.

      The Company's efforts are currently being hampered by a lack of working capital, and we will need to obtain significant additional financing in order to conduct clinical trials and support our operations, as discussed below under "Liquidity and Capital Resources." The Company is subject to the risks of not being able to arrange such financing and the other risk factors listed under "Management's Discussion and Analysis - Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

      Series A preferred stock is valued at the liquidation preference of $1,000 per share and Series B preferred stock is being valued at its liquidation preference of $1.50 per share. Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. The Company values warrants using the Black-Scholes pricing model. The model considers a number of factors, including the market price and expected volatility of our common stock at the date of measurement or re-measurement. The expense related to all equity transactions is amortized over the vesting period of the related equity instruments.

      The amount of compensation expense we record in future periods could fluctuate significantly from period to period as a result of: (a) the periodic re-measurement of equity instruments from non-employees principally as a result of fluctuations in the market price of our common stock; (b) the method and period over which the value is amortized as charges to operations; (c) additional equity instruments granted; and (d) subsequent forfeitures or cancellations of unvested instruments.

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


               THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002

      The Company continued to have no revenues and only minimal interest income in the calender quarter and six months ended June 30, 2002, compared with $28,741 of interest income for the six months ended June 30, 2001, earned on the balance of funds from the Company's 2000 private placement which were applied to operations.

      During the second quarter of 2002, we continued our research and development efforts in connection with our CoFactor product for colorectal cancer and our EradicAide and BlockAide products for HIV/AIDS. We incurred research and development expenses of $146,449 for the quarter, down from $509,544 in the year-earlier period. The earlier period reflected a front-end payment of $407,245 on account of the Company's Sponsored Research Agreement No. 4 for
                                      -18-
research being conducted for the Company at University of Texas M.D. Anderson Cancer Center. Such research provided further pre-clinical data on the Company's EradicAide and BlockAide HIV therapeutic products under development.

      General and Administrative expenses for the second quarter of 2002 decreased to $397,484 from $805,109 in the year-earlier period. The year-earlier period included a non-cash expense of $359,375 in the second quarter of 2001 relating to a consulting agreement for which the Company issued 100,000 shares of its common stock. General and administrative expenses for the six months ended June 30, 2002 were $969,249 compared to $1,052,827 in the year-earlier period. During the first quarter of 2002, the Company incurred a non-cash expense of $289,262 resulting from the transfer and exercise in March 2002 of escrowed warrants, originally issued in 2000 at an exercise price of $0.49, in order to generate working capital for the Company.

      Depreciation and amortization amounted to $128,272 for the second quarter and $256,758 for the six-month period ended June 30, 2002, compared with $1,902,367 for the three months and $3,804,734 for the six months ended June 30, 2001. The larger amounts in 2001 included quarterly goodwill amortization expense of $1,900,709 resulting from the October 2000 merger with Biokeys, Inc., which expense is now eliminated for periods subsequent to December 31, 2001 because of a write down of the carrying value of such goodwill through a non-cash charge of $5,702,130 as of December 31, 2001. During the second quarter and six months ended June 30, 2002, the Company amortized debt discount of $118,668 and $237,335 relating to $450,000 of notes payable that were issued in the fourth quarter of 2001.

      Interest expense amounted to $13,465 for the three months and $26,780 for the six months ended June 30, 2002, compared with no such expense in the year-earlier periods, as interest was accrued on $450,000 of notes issued to investors in late 2001 to obtain working capital. Debt discount related to the $450,000 of notes payable is being amortized through the stated due date of November 1, 2002, and amortization of debt discount recorded during 2002 is discussed above.

      As a result of the substantial reduction in amortization expense primarily related to goodwill resulting from the merger with Biokeys, Inc. and the other factors noted above, the Company's loss for the second quarter declined to $(685,111) from a loss of $(3,140,388) for the year-earlier period, and the loss per share decreased to $(0.05) from $(0.22) per share in the year-earlier period. For the six-month period, the loss declined to $(1,436,355) or $(0.10) per share from $(5,338,367) or $(0.37) per share in the first half of 2001.

                       LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred negative cash flows since its inception, and has funded its activities primarily through short-term loans and sales of equity securities. As of June 30, 2002, cash amounted to $56,446, compared with $164,476 on December 31, 2001.

      The Company does not have any bank or any other commercial financing arrangements. The Company's operations since the merger with Biokeys, Inc. have been funded primarily from the proceeds of its overseas private placement offering consummated in August and September 2000, by which the Company raised a total of $3.2 million through the issuance of its Series A 8% Convertible Preferred Stock.

      As previously reported, the Company intends to move its CoFactor product into human clinical trials in the U.S., since the FDA has approved the Company's Investigational New Drug Application ("IND") for Phase II studies. Also, the Company intends to seek approval and begin trials in Sweden for Phase II and Phase III testing of CoFactor during the second half of 2002. In addition, the Company intends to pursue a study of its BlockAide drug candidate for HIV/AIDS beginning during the second half of 2002, and plans to file an IND for its EradicAide product for HIV/AIDS by early 2003. The Company will need, and continues to seek, significant funding to conduct these trials and studies, either through a commercial partnership, additional financing, or a combination of both, the cost of which is expected to total between $8 million and $10 million for both product groups over the next 18 months.

      In the second quarter, we were able to obtain $300,000 in funding from the sale of Series B Convertible Preferred Stock to a corporate investor, and $117,600 in funding through the exercise of outstanding warrants. We believe our current resources are sufficient to fund our general and administrative overhead until the end of September 2002, at which time we will need to obtain additional financing of approximately $1,000,000 to cover corporate overhead, including accounts payable, through the first quarter of 2003. We are seeking the additional resources required to fund the research projects described above, as well as general and administrative expenses, and such activities can proceed only after such financing is available. We are currently formulating plans for such financing and, while the Company is actively seeking such financing, no commitments have been obtained. The Company raised approximately $450,000 through the issuance of short-term notes and warrants to nine accredited investors in October and December 2001.
 The notes mature November 1, 2002, and the Company will be required to negotiate an extension of such maturity date or make other provision for the disposition of the notes in connection with seeking additional financing for 2002 and 2003.

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

                         PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      [None]

ITEM 2. CHANGES IN SECURITIES.

AUTHORIZATION OF SERIES B CONVERTIBLE PREFERRED STOCK

      In April 2002, the Company entered into a preliminary agreement (the "Preliminary Agreement") with a corporate investor under which the investor agreed to subscribe for 200,000 shares of a new class of Series B Convertible Preferred Stock to be authorized and issued by the

Company. The Preliminary Agreement contemplated an initial subscription payment of $300,000, which was received by the Company in April 2002, with an option to purchase additional shares of Series B Preferred Stock. The subscription also included the issuance 5-year warrants entitling the investor to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $2.50 per share. The Company also granted the investor a right of first refusal to serve as a provider of an oral delivery system for future company products, which expired in June 2002.

      The Preliminary Agreement was to be replaced with more detailed and definitive agreements. However, the Company and the corporate investor have agreed not to proceed with such definitive agreements. Accordingly, the Company will be required to issue 200,000 shares of the Series B Convertible Preferred Stock and 50,000 warrants to the investor, which issuance is expected to take place in the third quarter.

      During the second quarter, the Company received $117,600 in funding from the exercise of outstanding warrants for the purchase of a total of 240,000 shares of Common Stock. Such warrants were transferred from Dr. Francis O'Donnell, a stockholder of the Company and a director of its Biokeys, Inc. subsidiary, to accredited investors who agreed to exercise such warrants as a means of providing cash for the Company's working capital needs. The warrants were contributed for the benefit of the Company by Dr. O'Donnell, who received no consideration from the Company or the investors in connection with the transfer.

      The warrants, and the shares being issued to the investors described above, were delivered under agreements containing appropriate investment representations, were endorsed with the Company's restricted stock legend, and are subject to a stop transfer instruction recorded by the transfer agent. Accordingly, the Company views the warrants and such shares as exempt from registration under Section 4(2) and/or 4(6) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of securities holders, through solicitation of proxies or otherwise, during the first six months of 2002.

ITEM 5. OTHER INFORMATION

      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, copies of certifications of the Company's Chief Executive Officer and Chief Financial Officer with respect to the financial statements included with this report are appended as Exhibits 99.1 and 99.2, filed with this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are incorporated by reference pursuant to Rule 12b-23 of the Securities and Exchange Commission:

Exhibit                                  Description
Number                                   -----------
------
2.1 o          Agreement and Plan of Merger dated May 19, 2000 among BioQuest, Inc.;
               BioQuest Acquisition Corp.; and Biokeys, Inc.

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

11.1  o        Statement Regarding Computation of Per Share Earnings

24.1  o        Powers of Attorney (included on signature pages)


      o Filed with Form 10-SB (October 2, 2001)


    * Refiled with amendment on Form 10-SB/A (January 11, 2002)

(b)   The following exhibits are being filed with this report:

99.1 and 99.2  Certifications of Chief Executive Officer and Chief Financial
               Officer

(2) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 19, 2002     BIOKEYS PHARMACEUTICALS, INC.

                           By: /s/ LOUIS R. REIF
                               -----------------------------------------------
                           Louis R. Reif, Chairman and Chief Executive Officer

                           By: /s/ WARREN C. LAU
                               ------------------------------------------------
                           Warren C. Lau, President and Chief Financial Officer