Form 10QSB
period 2002-09-30
BIOKEYS PHARMACEUTICALS INC
filed 2002-11-26
CIK 1160308

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                        COMMISSION FILE NUMBER 000-33219

                         BIOKEYS PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        84-1318182
 (State or other jurisdiction of                          (I.R.S. Employer
  Incorporation or organization)                        Identification Number)

                         9948 HIBERT STREET, SUITE 100
                          SAN DIEGO, CALIFORNIA 92131
              (Address of principal executive office and zip code)

                                 (858) 271-9671
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                   YES [X]                      NO []

     As of November 25, 2002, 15,689,965 shares of the Registrant's common stock, $0.001 par value, were outstanding.

     Transitional Small Business Disclosure Format ( Check One): YES [] NO |X|

                         BIOKEYS PHARMACEUTICALS, INC.

                                  FORM 10-QSB
                               SEPTEMBER 30, 2002

                                     INDEX


PART I        FINANCIAL INFORMATION...........................................3

     Item 1.  Financial Statements............................................3

         a.   Consolidated Balance Sheets as of September 30, 2002
              (Unaudited) and December 31, 2001...............................3

         b.   Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001, the nine months ended September 30, 2002 and 2001 and for the period from inception through September 30, 2002 (Unaudited)..........................4

         c. Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 and for the period from inception through September 30, 2002 (Unaudited)..........................5

         d.   Notes to Consolidated Financial Statements (Unaudited)..........6

     Item 2.  Management's Discussion and Analysis...........................14

     Item 3.  Controls and Procedures........................................18

Part II       Other Information..............................................19

     Item 1.  Legal Proceedings..............................................19

     Item 2.  Changes In Securities..........................................19

     Item 3.  Defaults Upon Senior Securities................................20

     Item 4.  Submission Of Matters To A Vote Of Security Holders............20

     Item 5.  Other Information..............................................20

     Item 6.  Exhibits And Reports On Form 8-K...............................20

PART I -   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                                    BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
                                          (A Development Stage Enterprise)
                                            Consolidated Balance Sheets
                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                      2002                2001
                                                                                -----------------   -----------------
                                                                                  (UNAUDITED)
                                   ASSETS
Current assets:
   Cash and cash equivalents                                                   $       89,658             164,476
   Advances to employees                                                               37,461              29,872
   Note receivable - related party (note 8)                                               --               35,993
                                                                                -----------------   -----------------
                     Total current assets                                             127,119             230,341
Property and equipment, net (note 3)                                                   11,800              13,612
Other assets, net                                                                       7,053              34,053
                                                                                -----------------   -----------------
                     Total assets                                              $      145,972             278,006
                                                                                =================   =================
               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities                                    $      957,896             430,216
   Accrued salary and related taxes                                                   325,681             303,837
   Accrued dividends payable                                                          328,220             128,000
   Deposit  (note 13)                                                                  80,000                 --
   Notes payable (notes 4 and 13)                                                     410,442              54,439
                                                                                -----------------   -----------------
                     Total current liabilities                                      2,102,239             916,492
                                                                                -----------------   -----------------
Shareholders' equity (deficit) (notes 5 and 6): Series A convertible preferred stock, $0.01 par value.
          Authorized 8,000 shares; issued and outstanding, 3,337 shares on
          September 30, 2002 and December 31, 2001 (aggregate liquidation preference $3,337,000 on
          September 30, 2002 and December 31, 2001)                                        33                  33
   Series B convertible preferred stock, $0.01 par value.
          Authorized 300,000 shares; issuable,
          200,000 shares on September 30, 2002 (aggregate liquidation
          preference $300,000 on September 30, 2002)                                    2,000                 --
   Common stock, $0.001 par value. Authorized 50,000,000 shares;
          issued and outstanding, 15,689,965 shares on September 30, 2002
          and 15,005,191 shares on December 31, 2001                                   15,690              15,005
   Additional paid-in capital                                                      24,184,941          23,389,818
   Deficit accumulated during the development stage                               (26,158,931)        (24,043,342)
                                                                                -----------------   -----------------
                     Total shareholders' equity (deficit)                          (1,956,267)           (638,486)
Commitments and contingencies (notes 4, 5, 6, 7, 11, 12, and 13)
                                                                                -----------------   -----------------
                     Total liabilities and shareholders' equity (deficit)      $      145,972             278,006
                                                                                =================   =================
See accompanying notes to consolidated financial statements.


                                   BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
                                         (A Development Stage Enterprise)
                                       Consolidated Statements of Operations
                                                    (unaudited)
                                                                                                    INCEPTION
                                                                                              (SEPTEMBER 12, 1996)
                                               THREE MONTHS ENDED       NINE MONTHS ENDED            THROUGH
                                                  SEPTEMBER 30,           SEPTEMBER 30,         SEPTEMBER 30, 2002
                                             -------------------------------------------------
                                                2002        2001         2002        2001
                                             -----------------------------------------------------------------------
Net sales                                   $     --          --           --          --               174,830
Cost of goods sold                                --          --           --          --                51,094
                                             -----------------------------------------------------------------------
             Gross margin                         --          --           --          --               123,736
Grant revenue                                     --          --           --          --                80,338
Interest income                                   --        8,014          948      30,693               89,643
                                             -----------------------------------------------------------------------
                                                  --        8,014          948      30,693              293,717
                                             -----------------------------------------------------------------------
Operating expenses:
    Research and development                  205,701      81,840      390,328     591,384            4,088,291
    General and administrative                331,644     502,970    1,301,001   1,555,539            6,742,229
    Depreciation and amortization (note 2)    128,272   1,902,367      384,815   5,707,101           10,046,443
    Interest expense                           13,613         --        40,393         --               164,401
    Impairment loss - write off of goodwill
             (note 2)                             --          --           --          --             5,702,130
    Equity in loss of subsidiary                  --          --           --          --               178,936
                                             -----------------------------------------------------------------------
         Total operating expenses             679,230   2,487,177    2,116,537   7,854,024           26,922,430
                                             -----------------------------------------------------------------------
         Loss before cumulative effect of
           change in accounting principle    (679,230) (2,479,163)  (2,115,589) (7,823,331)         (26,628,713)
Cumulative effect of change in accounting
    principle                                     --          --           --          --               (25,821)
                                             -----------------------------------------------------------------------
         Net loss                           $(679,230) (2,479,163)  (2,115,589) (7,823,331)         (26,654,534)

                                             =======================================================================
         Loss per common share -
              basic and diluted (note 10)   $   (0.05)      (0.17)       (0.15)      (0.55)
                                             =================================================

See accompanying notes to consolidated financial statements.



                                    BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
                                          (A Development Stage Enterprise)
                                       Consolidated Statements of Cash Flows
                                                    (unaudited)
                                                                                                     INCEPTION
                                                                                               (SEPTEMBER 12, 1996)
                                                                                                      THROUGH
                                                              NINE MONTHS ENDED SEPTEMBER 30,    SEPTEMBER 30, 2002
                                                              ---------------------------------
                                                                   2002             2001
                                                              -------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                   $   (2,115,589)      (7,823,331)         (26,654,534)
 Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                  1,812        5,707,101            9,609,001
      Amortization of debt discount                                356,003              --               410,442
      Impairment loss - write off of goodwill                          --               --             5,702,130
      Expenses paid by warrants                                     17,121              --               184,259
      Expenses paid by preferred stock                             102,375              --               238,875
      Expenses related to stock warrants issued                    289,262          135,998              901,262
      Expenses paid by common stock                                  2,595              --               601,075
      Equity in loss of subsidiary                                     --               --               178,936
      Write-off of license agreement                                   --               --               152,866
      Cumulative effect of change in accounting principle              --               --                25,821
      Changes in assets and liabilities, net of effect of acquisitions:
         (Increase) decrease in other assets                        19,411           33,508             (123,846)
         Increase in accounts payable and accrued
         liabilities                                               549,524          273,978              624,867
         Increase in sponsored research payable and
         license obligation                                            --               --               924,318
                                                              -------------------------------------------------------
          Net cash used in operating activities                   (777,486)      (1,672,746)           (7,224,528)
                                                              -------------------------------------------------------
Cash flows from investing activities:
 Purchase of certificate of deposit                                    --               --            (1,016,330)
 Maturity of certificate of deposit                                    --         1,016,330            1,016,330
 Purchases of property and equipment                                   --           (13,389)            (103,723)
 Payment on obligation under license agreement                         --               --              (106,250)
 Cash acquired in acquisition of subsidiary                            --               --                64,233
 Issuance of note receivable - related party                           --               --               (35,000)
 Payments on note receivable                                       35,993               --               405,993
 Advance to subsidiary                                                 --               --               (90,475)
 Cash transferred in rescission of acquisition                         --               --               (19,475)
 Cash received in rescission of acquisition                            --               --               230,000
                                                              -------------------------------------------------------
          Net cash provided by investing activities                 35,993        1,002,941               345,303
                                                              -------------------------------------------------------
Cash flows from financing activities:
 Proceeds from sale of preferred stock                             300,000              --             3,500,000
 Proceeds from sale of common stock                                    --           375,000            1,935,965
 Proceeds from exercise and sale of warrants                       286,675           47,741              334,416
 Deposit                                                            80,000              --                80,000
 Repurchase of warrants                                                --           (55,279)             (55,279)
 Payment of financing and offering costs                               --               --               (98,976)
 Payments of notes payable and long-term debt                          --               --               (71,961)
 Proceeds from issuance of notes payable and detachable
 warrants                                                              --               --             1,344,718
                                                              -------------------------------------------------------
          Net cash provided by financing activities                666,675          367,462             6,968,883
                                                              -------------------------------------------------------
          Net increase (decrease) in cash and cash                 (74,818)        (302,343)               89,658
          equivalents
Cash and cash equivalents at beginning of period                   164,476          467,878                   --
                                                              -------------------------------------------------------
Cash and cash equivalents at end of period                  $       89,658          165,535                89,658
                                                              =======================================================
See accompanying notes to consolidated financial statements.

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                       Consolidated Financial Statements
                 Nine months ended September 30, 2002 and 2001

                                  (Unaudited)

(1)    DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

       Biokeys Pharmaceuticals, Inc., a Delaware corporation, (the Company) is a development stage enterprise, which conducts biomedical research and development focused on treatments for cancer and certain viral infections, including HIV. The Company currently does not market any product. Through its license agreements with University of Texas M.D. Anderson Cancer Center (M.D. Anderson), University of Southern California (USC), and the National Institutes of Health (NIH), the Company has rights to drug candidates in varying early stages of development.

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

       In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's financial position, results of operations, and cash flows for the interim periods presented.

       Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results expected for any other interim period or for the entire year.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements of the Company include the accounts of Biokeys Pharmaceuticals, Inc. and its wholly owned subsidiary, Biokeys, Inc. All intercompany balances and transactions have been eliminated in consolidation.

       (B)    USE OF ESTIMATES

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

              The most significant accounting estimates relate to valuing equity transactions. The values assigned to stock warrants granted to nonemployees are accounted for in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123), and Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18), which require that such costs be measured at the end of each reporting period to account for changes in the fair value of the Company's common stock until the options or warrants are vested. The Company values warrants using the Black-Scholes pricing model. Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. Preferred stock is valued at its liquidation value.

       (C)    ACCOUNTING FOR STOCK-BASED COMPENSATION

              The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock-based compensation, and includes the required footnote disclosures of SFAS No. 123 in its audited financial statements included in the Company's Form 10-KSB.

              The Company accounts for nonemployee stock-based compensation in accordance with EITF 96-18. Amounts are based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

       (D)    CASH EQUIVALENTS

              Highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.

       (E)    GOODWILL

              Goodwill (excess of purchase price over fair value of net assets acquired) was being amortized using the straight-line method over two years. The Company recorded amortization of goodwill of $1,900,709 and $5,702,127 during the three months and nine months ended September 30, 2001. Through December 31, 2001, the Company had not been able to raise sufficient capital to ensure future funding of its research and development; consequently, the Company reviewed the carrying value of goodwill for impairment and reduced its carrying value to zero through a noncash charge of $5,702,130 at December 31, 2001.

       (F)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The costs of improvements that extend the lives of the assets are capitalized. Repairs and maintenance are expensed as incurred.

       (G)    DEFERRED FINANCING COSTS

              Costs associated with arranging debt financing are deferred and amortized using the effective interest method over the term of the notes payable.

       (H)    DEBT DISCOUNT

              The discount on notes payable is being amortized using the effective interest method through the stated due date.

       (I)    RESEARCH AND DEVELOPMENT COSTS

              All research and development costs are expensed as incurred and include Company-sponsored research and development.

       (J)    LICENSE AGREEMENTS

              Costs of license agreements for patent rights and technology rights that currently have no alternative future uses are expensed as research and development costs.

       (K)    IMPAIRMENT OF LONG-LIVED ASSETS

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

       (L)    INCOME TAXES

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

       (M)    SUPPLEMENTARY CASH FLOW INFORMATION

              Noncash investing and financing transactions excluded from the statements of cash flows for the nine months ended September 30, 2002 and 2001 are accrued Series A preferred stock dividends payable of $328,220 and $277,000, respectively.

       (N)    NEW ACCOUNTING PRONOUNCEMENTS

              The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combination (SFAS No. 141), which eliminates the pooling of interests method of accounting and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations.

              The FASB also issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which was effective for the Company as of January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS No. 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually, and upon the occurrence of certain events and be written down to fair value if considered impaired. Adoption of SFAS No. 142 did not have an impact on the Company's financial condition or results of operations because, as of December 31, 2001, it had no goodwill or other intangible assets with indefinite lives.

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

              The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the

              Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 was effective for the Company as of January 1, 2002. Adoption of SFAS No. 144 did not have an impact on the Company's financial condition or results of operations.

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

              The FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities (SFAS No. 146), which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 will be effective for the Company on January 1, 2003. The Company does not expect the adoption of SFAS No. 146 will have a significant impact on its financial condition or results of operations.

(3)    PROPERTY AND EQUIPMENT

       Property and equipment at September 30, 2002 and December 31, 2001 were as follows:

                                                     USEFUL             SEPTEMBER 30,           DECEMBER 31,
                                                      LIVES                 2002                    2001
                                                 -----------------   -------------------    -------------------

Office furniture and equipment                       5 years      $            32,198                 32,198
Computer software and equipment                      3 years                    9,160                  9,160
                                                                     -------------------    -------------------

                                                                               41,358                 41,358

Less accumulated depreciation and
    amortization                                                              (29,558)               (27,746)
                                                                     -------------------    -------------------

                                                                  $            11,800                 13,612
                                                                     ===================    ===================


(4)    NOTES PAYABLE

       In October and December 2001, the Company issued notes payable totaling $300,000 and $150,000, respectively. The notes bear interest at 12% and are due as follows: $300,000 and $150,000 on the earlier of November 1, 2002 and December 19, 2002, respectively, or the date of receipt by the Company of gross proceeds of at least $600,000 from private placement offerings. Interest accrues at 12% annually and will be paid in shares of common stock when the notes are repaid, based on the five-day average closing price of common stock preceding the date when interest is due. The notes were issued with detachable warrants to purchase a total of 450,000 shares of common stock through November 2006 at an exercise price of $4.00 per share through December 31, 2002, and thereafter at an exercise price that will be fixed at the higher of $2.50 or the average closing price of the Company's common stock during the 20 trading days prior to December 31, 2002, not to exceed $4.00 per share.

       The entire proceeds of $450,000 were allocated to the warrants. The fair value of the warrants, calculated using the Black-Scholes pricing model, is greater than the proceeds. Of the original debt discount of $450,000, $118,668 and $356,003 was amortized during the three months and nine months ended September 30, 2002, respectively, and the debt is reported at $410,442, net of debt discount of $39,558, at September 30, 2002. The discount is being amortized to the redemption value of the debt through the stated due date of the notes payable.

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

       The Company entered into an agreement with a corporate investor under which the investor purchased, for $300,000 in cash in April 2002, 200,000 shares of a new class of Series B Convertible Preferred Stock which will be authorized and issued by the Company. The new Series B shares will have a par value of $0.01 per share and a liquidation preference of $1.50 per share and, at the election of the investor, will be convertible into shares of common stock on a share-for-share basis after a date to be determined. Under the agreement with the investor, the Company will be obligated to issue and deliver the new Series B shares to the investor, as well as five-year warrants entitling the investor to purchase, after a date to be determined, up to 50,000 shares of the Company's common stock at an exercise price of $2.50 per share.

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

       In December 2001, the Company entered into a consulting agreement with a third party for financial consulting services. The services are being paid through the issuance of 273 shares of Series A preferred stock, 12,585 shares of common stock, and five-year warrants to purchase 34,125 shares of common stock at an exercise price of $5.00 per share. The compensation vests 50% in December 2001 and 50% in December 2002. The Company recognized the value of 50% of these equity instruments, $179,911, as a noncash charge to expense in 2001. The warrants were valued using the Black-Scholes pricing model. Common stock was valued using the market price of common stock as defined in EITF 96-18. Series A preferred stock was valued at the liquidation value of $1,000 per share. The Company will measure the costs at the end of each reporting period, until the second vesting date in December 2002, to account for changes in the fair value of the unvested equity instruments. The Company recognized expense of $23,453 and $110,905 for the three and nine months ended September 30, 2002, respectively.

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

       In July 2002, warrants to purchase a total of 115,000 shares of common stock at $0.49 per share were exercised.

       At September 30, 2002, there were outstanding warrants to purchase a total of 3,051,992 shares of common stock as follows:


                                       EXERCISE
               WARRANTS                  PRICE                EXPIRATION DATE
          ----------------------   --------------------   ----------------------

                 80,404           $  0.49                   August 2002
                100,506              0.49                   May 2003
                400,000              5.00                   August 2003
                747,078              0.49                   December 2003
                 17,125              4.00                   December 2003
                620,622              0.49                   September 2005
                 66,666              3.00                   April 2006
                502,528              0.49                   June 2006
                450,000              4.00*                  November 2006
                 17,063              5.00                   December 2006
                 50,000              2.50                   April 2007
          *Subject to repricing, see note 4.

(7)    LICENSE AGREEMENT

         Pursuant to a patent license agreement dated August 1, 2002 between the Company and the National Institutes of Health (NIH), the Company acquired a license to two patents related to technology for an HIV therapeutic and vaccine (the NIH License). This agreement grants the Company an exclusive worldwide license to study, use, manufacture, and market products covered by the subject patents. Under the NIH License, the Company is obligated to pay the NIH for all out-of-pocket expenses incurred in filing, prosecuting, enforcing, and maintaining the licensed patent rights and all future patent-related expenses paid by the NIH as long as the NIH License remains in effect.

         The NIH's retained interest consists of an initial nonrefundable license fee of $50,000; a minimum annual royalty of $25,000 regardless of whether any sales have occurred; royalties on net sales (as defined in the agreement) of 1.5% of net sales up to $200 million and 2% of net sales in excess of $200 million; benchmark royalties due upon the achievement of certain milestones that could total $1 million if all milestones are met; and 10% of the fair market value of any consideration received for granting each sublicense.

         The NIH licensed this technology from a third party that retained a nonexclusive license for activity in the United States of America. At September 30, 2002, the Company has accrued the initial nonrefundable license fee, the pro rata minimum annual royalty for 2002, and $60,000 of patent-related expenses incurred by the NIH to date.

(8)    NOTE RECEIVABLE - RELATED PARTY

       In August 2001, the Company loaned $35,000 to a company whose owner is also the co-founder of Biokeys, Inc. The note accrued interest at prime plus one percent. The note receivable on the December 31, 2001 consolidated balance sheet includes accrued interest. The note was repaid with interest in July 2002.

(9)    INCOME TAXES

       Significant components of income tax expense for the three months and nine months ended September 30, 2002 and 2001 are as follows:

                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                   SEPTEMBER 30,                           SEPTEMBER 30,
                                       --------------------------------------  --------------------------------------
                                             2002                2001                2002                2001
                                       ------------------  ------------------  -----------------   ------------------

      Deferred tax benefit          $           382,638             282,562             667,825             542,441
      Increase in valuation
          allowance for deferred
          tax assets                           (382,638)           (282,562)           (667,825)           (542,441)
                                       ------------------  ------------------  -----------------   ------------------

                    Income tax
                      expense       $                --                  --                  --                  --
                                       ==================  ==================  =================   ==================

       The tax effects of temporary differences that give rise to deferred tax assets at September 30, 2002 and December 31, 2001 are as follows:

                                                                     SEPTEMBER 30,           DECEMBER 31,
                                                                         2002                   2001
                                                                  --------------------   --------------------

Net operating loss carryforward                                $         4,117,237              3,436,311
Organization costs and license agreement, due to differences
    in amortization                                                         31,437                 44,538
                                                                  --------------------   --------------------

              Total deferred tax assets                                  4,148,674              3,480,849

Less valuation allowance                                                (4,148,674)            (3,480,849)
                                                                  --------------------   --------------------

              Net deferred tax assets                          $                --                     --
                                                                  ====================   ====================

       At September 30, 2002, the Company had an unused net operating loss carryforward of approximately
       $12,110,000 for tax reporting purposes, which expires in 2011 through 2012 and 2018 through 2022.

(10)   NET LOSS PER COMMON SHARE

       The computation of basic and diluted net loss per share for the three months and nine months ended
       September 30, 2002 and 2001 is as follows:

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                -------------------------------   -------------------------------
                                                     2002            2001             2002             2001
                                                ---------------  --------------   --------------  ---------------
Numerator:
    Net loss                                  $ (679,230)        (2,479,163)         (2,115,589)     (7,823,331)
    Less preferred stock dividends              (64,702)         (64,000)              (200,220)       (192,000)
                                                ---------------  --------------   --------------  ---------------
              Numerator for basic and
                diluted loss per share        $ (743,932)        (2,543,163)         (2,315,809)     (8,015,331)
                                                ===============  ==============   ==============  ===============


Denominator for basic and diluted loss per
    share - weighted average shares             15,679,743       14,718,240          15,322,340      14,679,929
                                                ===============  ==============   ==============  ===============

Loss per common share - basic and diluted     $     (0.05)          (0.17)           (0.15)          (0.55)
                                                ===============  ==============   ==============  ===============

       Net loss per common share is calculated according to Statement of Financial Accounting Standards No. 128, Earnings per Share, using the weighted average number of shares of common stock outstanding during the period. Potentially dilutive shares relating to warrants and convertible preferred stock, totaling 4,086,242 and 4,268,094 at September 30, 2002 and 2001, respectively, were not included in the computation of net loss per common share - diluted, as their effect would have been antidilutive.

(11)   OPERATIONAL STATUS

       The accompanying consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and had a net loss of $2,115,589 for the nine months ended September 30, 2002.

       To date, the Company has been principally engaged in licensing and research and development efforts. The Company has no current revenues, is not marketing any products, and projects a loss from operations for 2002. The Company will require additional capital, which it intends to obtain through equity and debt offerings and/or strategic partnership in order to continue to operate its business. The Company's ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties, and delays frequently encountered in operating a new business, particularly since the Company will focus on research, development, and unproven technology which may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products or technologies, there can be no assurance that the Company will generate sufficient revenues from the sale or licensing of such products and technologies to be profitable. Management believes that the Company's ability to meet its obligations as they become due and to continue as a going concern are dependent upon obtaining additional financing.

(12)   LITIGATION

       In the normal course of business, the Company may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuit or proceeding that would have a material adverse effect on the Company's financial position, liquidity, or results of operations.

(13)   SUBSEQUENT EVENTS

       (A)    SERIES C CONVERTIBLE PREFERRED STOCK

              On October 3 and 4, 2002, the Company issued 61,300 shares of Series C Convertible Preferred Stock in exchange for gross proceeds of $393,000 in cash and cancellation of $220,000 of outstanding debt (see note 4). The shares of Series C Convertible Preferred Stock are convertible by the holders at any time after March 1, 2003 into common stock at the initial conversion rate of 200 shares of common stock per share of Series C Convertible Preferred Stock. All outstanding shares of Series C Convertible Preferred Stock will automatically convert into common stock on June 30, 2003 at the then-applicable conversion price.

              In connection with the Series C financing, the Company and five investors executed amendments to warrants to purchase a total of 375,000 shares of common stock. Pursuant to the amendments, the per share exercise price of each warrant was reduced to $0.50.

              Prior to the execution of the amendments, each of these warrants had a per share exercise price of $4.00 through December 31, 2002, and thereafter a per share exercise price equal to the higher of $2.50 or the average closing price of the common stock during the 20 trading days prior to December 31, 2002, not to exceed $4.00.

              The Company received $80,000 as a deposit for the purchase of Series C Convertible Preferred Stock as of September 30, 2002.

       (B)    NOTES PAYABLE

              In conjunction with the issuance of the Series C Convertible Preferred Stock on October 3 and 4, 2002, lenders representing $120,000 in notes payable (see note 4) agreed to extend the due date of their notes payable with the Company until April 1, 2003. On November 1, 2002, $60,000 in notes payable matured and was repaid on November 19, 2002. The remaining balance of $50,000 matures December 19, 2002.

       (C)    STOCK OPTIONS

              In October 2002, the Compensation Committee granted incentive options to employees to purchase a total of 1,790,000 shares of common stock at exercise prices of either $0.20 or $0.50 per share. Options to purchase 1,290,000 shares vested upon grant. The options to purchase 500,000 shares will vest at the closing of either a joint venture for HIV products, a pharmaceutical venture, or additional financing and may result in compensation expense depending on the market price of the Company's common stock at the measurement date. These options expire December 31, 2008.

       (D)    EXCHANGE OFFER

              On October 31, 2002, the Company offered each holder of its Series A 8% Convertible Preferred Stock the right to exchange their shares of Series A 8% Convertible Preferred Stock for shares of common stock at a conversion rate of 600 shares of common stock for each share of Series A 8% Convertible Preferred Stock. The exchange offer will expire on November 27, 2002. As of November 25, 2002, none of the holders of Series A 8% Convertible Preferred Stock had accepted the exchange offer and exchanged their shares of Series A 8% Convertible Preferred Stock into common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I., and other aspects of our business identified in the Company's most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission and in other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "expects," "intends," "projects," or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

CoFactor(TM), BlockAide(TM), Thiovir(TM) and EradicAide(TM) are our trademarks. Product names, trade names and trademarks of other entities are also referred to in this report.

GENERAL

Biokeys Pharmaceuticals, Inc., a Delaware corporation formerly known as BioQuest, Inc. (the "Company" or "we"), is a development stage enterprise which conducts biomedical research and development focused on treatments for cancer and certain viral infections, including HIV. The Company currently does not market any product. Through its license agreements with the University of Texas M.D. Anderson Cancer Center, the National Institutes of Health ("NIH"), and the University of Southern California, the Company has rights to drug candidates in varying early stages of development.

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

As a development-stage biomedical research company, we have not yet generated any revenues from our anticancer and antiviral drug candidates and have had no earnings since inception. Our expenses from inception have related to costs incurred in research activities for the development of our drug candidates and administrative expenses required to support these efforts. As of September 30, 2002 we have an accumulated development-stage deficit of $(26,158,931), which includes charges totaling $15,205,675 during 2000 and 2001 for amortization of goodwill and an impairment loss resulting in a write-off of the goodwill resulting from the merger with Biokeys, Inc.

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

                          CRITICAL ACCOUNTING POLICIES

ACCOUNTING FOR EQUITY TRANSACTIONS

The most significant accounting estimates relate to recording equity transactions. The values assigned to stock options or warrants granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which require that such costs be measured at the end of each reporting period to account for changes in the fair value of the Company's common stock until the options or warrants are vested.

Series A preferred stock is recorded at the liquidation preference of $1,000 per share and Series B Convertible Preferred Stock is recorded at its liquidation preference of $1.50 per share. The value of the warrants issued with the Series B Convertible Preferred Stock was deemed de minimus. Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. The Company values warrants using the Black-Scholes pricing model. The model considers a number of factors, including the market price and expected volatility of our common stock at the date of measurement or re-measurement. The expense related to all equity transactions is amortized over the vesting period of the related equity instruments.

The amount of compensation expense we record in future periods could fluctuate significantly from period to period as a result of: (a) the periodic re-measurement of equity instruments from non-employees principally as a result of fluctuations in the market price of our common stock; (b) the method and period over which the value is amortized as charges to operations;
(c)additional equity instruments granted; and (d) subsequent forfeitures or cancellations of unvested instruments.

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

             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002

The Company continued to have no revenues and only minimal interest income in the calendar quarter and nine months ended September 30, 2002, compared with $30,693 of interest income for the nine months ended September 30, 2001, earned on the balance of funds from the Company's 2000 private placement which were applied to operations.

During the third quarter of 2002, we continued our research and development efforts in connection with our CoFactor product for colorectal cancer and our EradicAide and BlockAide products for HIV/AIDS. We incurred research and development expenses of $205,701 for the quarter, up from $81,840 in the year-earlier period on account of the Company's new license agreement with the NIH and additional amounts due to USC related to the Company's license agreement for the product Thiovir for a minimum royalty payment and patent expenses.

On July 8, 2002, the Company announced it had been granted an exclusive worldwide license by the NIH for an issued US patent and issued and applied for foreign patents for Europe, Australia, Japan, Israel and Canada. The technology covered by these patents and patent applications complements patents and technology licensed to the Company from the University of Texas MD Anderson Cancer Center for the development of the Company's viral entry inhibitor, BlockAide/CR. The license agreement requires the Company to pay NIH previously incurred patent expenses, ongoing patent maintenance fees, minimum annual royalties, milestone payments related to the progress of the product from preclinical status through various stages of human clinical trials and application for marketing approval by the US Food and Drug Administration (FDA), and royalties of 1.5 to 2.0 percent on net sales, if and when they occur.

General and Administrative expenses for the third quarter of 2002 decreased to $331,644 from $502,970 in the year-earlier period. General and administrative expenses for the nine months ended September 30, 2002 were $1,301,001 compared to $1,555,539 in the year-earlier period.

Depreciation and amortization amounted to $128,272 for three months and $384,815 for nine months ended September 30, 2002, compared with $1,902,367 for the three months and $5,707,101 for the nine months ended September 30, 2001. The larger amounts in 2001 included quarterly goodwill amortization expense of $1,900,709 resulting from the October 2000 merger with Biokeys, Inc., which expense is now eliminated for periods subsequent to December 31, 2001 because of a write down of the carrying value of such goodwill through a non-cash charge of $5,702,130 as of December 31, 2001. For nine months ended September 30, 2002, the Company amortized debt discount of $356,003 relating to $450,000 of notes payable that were issued in the fourth quarter of 2001.

Interest expense amounted to $13,613 for the three months and $40,393 for the nine months ended September 30, 2002, compared with no such expense in the year-earlier periods, as interest was accrued on $450,000 of notes issued to investors in late 2001 to obtain working capital. Debt discount related to the $450,000 of notes payable is being amortized through the stated due date of November 1, 2002, and amortization of debt discount recorded during 2002 is discussed above.

As a result of the substantial reduction in amortization expense primarily related to goodwill resulting from the merger with Biokeys, Inc. and the other factors noted above, the Company's loss for the third quarter declined to $(679,230) from a loss of $(2,479,163) for the year-earlier period, and the loss per share decreased to $(0.05) from $(0.17) per share in the year-earlier period. For the nine-month period, the loss declined to $(2,115,589) or $(0.15) per share from $(7,823,331) or $(0.55) per share in the first nine months of 2001.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred negative cash flows since its inception, and has funded its activities primarily through short-term loans and sales of equity securities. As of September 30, 2002, cash amounted to $89,658, compared with $164,476 on December 31, 2001.

The Company does not have any bank or any other commercial financing arrangements. The Company's operations since the merger with Biokeys, Inc. have been funded primarily from the proceeds of its overseas private placement offering consummated in August and September 2000, by which the Company raised a total of $3.2 million through the issuance of its Series A 8% Convertible Preferred Stock.

As previously reported, the Company intends to move its CoFactor product into human clinical trials in the U.S., since the FDA has approved the Company's Investigational New Drug Application ("IND") for Phase II studies. Also, the Company intends to seek approval and begin trials in Sweden for Phase II and Phase III testing of CoFactor during 2003, if it is able to finance the trials directly or through an agreement with a development and marketing partner. In addition, the Company intends to pursue a study of its BlockAide drug candidate for HIV/AIDS beginning during the first half of 2003 and plans to file an IND for its EradicAide product for HIV/AIDS by the second half of 2003. The Company will need, and continues to seek, significant funding to conduct these trials and studies, either through a commercial partnership, additional financing, or a combination of both, the cost of which is expected to total between $8 million and $10 million for both product groups over the next 18 months.

In April 2002, the Company entered into a letter agreement (the "Series B Agreement") with a corporate investor pursuant to which the investor purchased 200,000 shares of the Company's Series B Convertible Preferred Stock for $300,000. Each share of Series B Convertible Preferred Stock is convertible at the option of the holder into one share of Common Stock. Pursuant to the terms of the Series B Agreement, the Company is also obligated to issue to the investor a warrant, with a five year term, to purchase up to 50,000 shares of Common Stock at an exercise price of $2.50 per share. The Company anticipates issuing the warrant and a stock certificate representing 200,000 shares of Series B Convertible Preferred Stock to the investor in the fourth quarter of 2002.

On October 3 and 4, 2002, the Company closed the sale of a total of 61,300 shares of its Series C Convertible Preferred Stock to 17 investors for gross proceeds of $393,000 in cash and cancellation of $220,000 of outstanding debt. Shares of Series C Convertible Preferred Stock are convertible at any time after March 1, 2003 by the holders into shares of Common Stock of the Company at the initial conversion rate of 200 shares of Common Stock per share of Series C Convertible Preferred Stock (an effective initial conversion price of $0.05 per share). All outstanding shares of Series C Convertible Preferred Stock will automatically convert into Common Stock on June 30, 2003 at the then-applicable conversion price.

In connection with the purchase and sale of Series C Convertible Preferred Stock, the Company and five of the purchasers of Series C Convertible Preferred Stock executed amendments to warrants to purchase a total of 375,000 shares of Common Stock held by such purchasers. Pursuant to the amendments, the per share exercise price of each warrant was reduced to $0.50. Prior to the execution of the amendments, each of these warrants had a per share exercise price of $4.00 through December 31, 2002, and thereafter a per share exercise price equal to the higher of $2.50 or the average closing price of the Common Stock during the 20 trading days prior to December 31, 2002, not to exceed $4.00.

The Company raised approximately $450,000 through the issuance of short-term notes ("Bridge Notes") and warrants to nine accredited investors ("Bridge Investors") in October and December 2001. In conjunction with the issuance of the Series C Convertible Preferred Stock on October 3 and 4, 2002, five of the Bridge Investors converted $220,000 of their Bridge Notes into shares of Series C Convertible Preferred Stock. In addition, two of the Bridge Investors agreed to extend the due date of $120,000 of their Bridge Notes until April 1, 2003. On November 1, 2002, $60,000 of the remaining Bridge Notes became due and payable, which amount the Company paid on November 19, 2002. The remaining $50,000 of Bridge Notes will become due on December 19, 2002.

On September 12, 2002, the Company announced, in conjunction with BioDelivery Sciences International ("BDSI") of Newark, New Jersey that the National Institutes of Health awarded an SBIR (Small Business Innovation Research) grant to BDSI to further develop the formulation of the Company's EradicAide HIV drug. BDSI will work with the Company, via its researchers at the University of

Texas MD Anderson Cancer Center, to test technology for oral delivery of EradicAide. BDSI will begin receiving funding from the grant during the first quarter of 2003, in periodic installments totaling $300,000 per year over two years, as work progresses. These funds will be divided approximately equally between BDSI and MD Anderson Cancer Center on behalf of the Company, based upon actual expenditures which will be reimbursed from the grant.

We continue to seek the additional capital necessary to fund the research projects described above, as well as general and administrative expenses. Continuation of our research and development activities can proceed only after additional financing is obtained. We are currently formulating plans for such financing and, while the Company is actively seeking such financing, no commitments have been obtained. The Company anticipates obtaining additional capital through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. The Company cannot guarantee that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

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

ITEM 3.  CONTROLS AND PROCEDURES.

(A)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that significant deficiencies and material weaknesses exist in the Company's disclosure controls and procedures that may adversely impact and have adversely impacted the timely recording, processing, summarization and reporting of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(B)      CHANGES IN INTERNAL CONTROLS

         The Company has started implementing policies and procedures designed to ensure that (i) appropriate reviews of accounting information are performed on a timely basis, (ii) cash management tasks are segregated among various officers and employees of the Company, and (iii) corporate records, including minutes books and executed contracts, are properly maintained. The Company has engaged an outside accounting consultant, not associated with the independent auditors, to assist and advise the Company in the implementation of policies and procedures to correct the significant deficiencies and material weaknesses identified by the Company's management pursuant to their review and evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company has also determined to develop, in consultation with its outside accounting consultant, a formal policies and procedures manual for operational and accounting functions to better ensure that information is timely recorded, processed, summarized and reported to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure in the reports that the Company files or submits under the Exchange Act.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

On September 23, 2002, the Company filed a Certificate of Designation of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. The Certificate of Designation authorizes the Company to issue up to 200,000 shares of Series B Convertible Preferred Stock and 125,000 shares of Series C Convertible Preferred Stock.

On October 3 and 4, 2002, the Company closed the sale of a total of 61,300 shares of its Series C Convertible Preferred Stock to 17 investors for gross proceeds of $393,000 in cash and cancellation of $220,000 of outstanding debt. Shares of Series C Convertible Preferred Stock are convertible at any time after March 1, 2003 by the holders into shares of Common Stock of the Company at the initial conversion rate of 200 shares of Common Stock per share of Series C Convertible Preferred Stock (an effective initial conversion price of $0.05 per share). All outstanding shares of Series C Convertible Preferred Stock will automatically convert into Common Stock on June 30, 2003 at the then-applicable conversion price. The purchasers of Series C Convertible Preferred Stock represented their intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends will be affixed to the share certificates to be issued to the purchasers of Series C Convertible Preferred Stock.

In connection with the purchase and sale of Series C Convertible Preferred Stock, the Company and five of the purchasers of Series C Convertible Preferred Stock executed amendments to warrants to purchase a total of 375,000 shares of Common Stock held by such purchasers. Pursuant to the amendments, the per share exercise price of each warrant was reduced to $0.50. Prior to the execution of the amendments, each of these warrants had a per share exercise price of $4.00 through December 31, 2002, and thereafter a per share exercise price equal to the higher of $2.50 or the average closing price of the Common Stock during the 20 trading days prior to December 31, 2002, not to exceed $4.00. The Company received no remuneration for the amendment of the warrants.

On October 28, 2002, the Compensation Committee of the Board of Directors of the Company authorized and directed the Company to issue to the Company's Chief Executive Officer an option to purchase up to 1,500,000 shares of Common Stock at $0.20 per share, the fair market value of a share of Common Stock as quoted on the OTC Bulletin Board on October 28, 2002. The foregoing option will vest as to 1,000,000 shares on the date of issuance and as to 500,000 shares upon a significant milestone that has not yet been defined. The Compensation Committee also authorized and directed the Company to issue to the Company's Chief Executive Officer a fully-vested option to purchase up to 165,000 shares of Common Stock at $0.50 per share. The Compensation Committee also authorized and directed the Company to issue to an employee of the Company an option to purchase up to 25,000 shares of Common Stock at $0.20 per share. The foregoing option will vest as to 12,500 shares on the date of issuance and as to 12,500 shares on December 30, 2003. Each of the foregoing options will expire on December 30, 2008.

On October 31, 2002, the Company offered each holder of its Series A 8% Convertible Preferred Stock the right to exchange their shares of Series A 8% Convertible Preferred Stock for shares of Common Stock at an exchange rate of 600 shares of Common Stock for each share of Series A 8% Convertible Preferred Stock. The exchange offer will expire on November 27, 2002. As of November 25, 2002, none of the holders of Series A 8% Convertible Preferred Stock had accepted the exchange offer and exchanged their shares of Series A 8% Convertible Preferred Stock for shares of Common Stock. The Company will receive no remuneration for the exchange of shares of Series A 8% Convertible Preferred Stock for shares of Common Stock.

No commission was paid or given, or will be paid or given in the case of the exchange offer, directly or indirectly for soliciting any of the above sales, amendments, issuances or exchanges.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act, as transactions by an issuer not involving a public offering. Any issuance of Common Stock to a holder of Series

A 8% Convertible Preferred Stock pursuant to such holder's acceptance of the Company's exchange offer will be deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(9) of the Securities Act, as an exchange by the Company with its security holders where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of securities holders, through solicitation of proxies or otherwise, during the first nine months of 2002.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS.

EXHIBIT                                                  DESCRIPTION
NUMBER
2.1*          Agreement and Plan of Merger dated May 19, 2000 among BioQuest, Inc.; BioQuest Acquisition
              Corp.; and Biokeys, Inc.
3.1*          Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.
3.2*          Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.
3.3*          Certificate of Merger of BioQuest Acquisition Corp. into Biokeys, Inc.
3.4*          Certificate of Incorporation of BioQuest Acquisition Corp.
3.6*          Amended and Restated Bylaws of Biokeys Pharmaceuticals, Inc.
4.1*          Certificate of Designation of BioQuest, Inc.
4.2           Certificate of Designation of Series B Convertible Preferred Stock and Series C Convertible
              Preferred Stock of Biokeys Pharmaceuticals, Inc. effective September 23, 2002
10.1**        Patent and Technology License Agreement with M.D. Anderson - June, 1996 (Request for confidential treatment of certain data)
10.2**        Amendment to M.D. Anderson Licensing Agreement June 15, 2000 (Request for confidential treatment of certain data)
10.3**        Option and License Agreement with USC - June 23, 1998 (Co Factor and Selone) (Request for confidential treatment of certain data)
10.4*         Amendment to Option and License Agreement with USC dated August 16, 2000 (Co Factor and Selone)
              (Request for confidential treatment of certain data)
10.5**        Option and License Agreement with USC dated August 17, 2000 (Thiovir) (Request for confidential treatment of certain data)
10.6*         Employment Agreement with Warren C. Lau
10.7          Patent License Agreement, effective August 1, 2002, between Biokeys, Inc. and the National Institute of Health
11.1*         Statement Regarding Computation of Per Share Earnings
24.1*         Powers of Attorney (included on signature pages)
99.1          Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

* Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10-SB, filed October 2, 2001 (Commission file No. 000-33219). ** Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10-SB/A, filed January 11, 2002 (Commission file No. 000-33219).

(b)      REPORTS ON FORM 8-K.

         No Current Report on Form 8-K was filed by the Company during the quarterly period ending September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 25, 2002
                                      /s/ WARREN C. LAU
                                      ---------------------------------
                                      Warren C. Lau
                                      Chief Financial Officer

                         BIOKEYS PHARMACEUTICALS, INC.
                            CERTIFICATE PURSUANT TO
 RULE 13A-14 PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Nicholas J. Virca, Chief Executive Officer of Biokeys Pharmaceuticals, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Biokeys Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 25, 2002
                                      /s/ NICHOLAS J. VIRCA
                                      ---------------------------------
                                      Nicholas J. Virca
                                      Chief Executive Officer

                         BIOKEYS PHARMACEUTICALS, INC.
                            CERTIFICATE PURSUANT TO
 RULE 13A-14 PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Warren C. Lau, Chief Financial Officer of Biokeys Pharmaceuticals, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Biokeys Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

       d) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       e) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 25, 2002
                                      /s/ WARREN C. LAU
                                      ---------------------------------
                                      Warren C. Lau
                                      Chief Financial Officer


                                 EXHIBIT INDEX


EXHIBIT                                                  DESCRIPTION
NUMBER
2.1*      Agreement and Plan of Merger dated May 19, 2000 among BioQuest, Inc.; BioQuest Acquisition Corp.;
          and Biokeys, Inc.
3.1*      Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.
3.2*      Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.
3.3*      Certificate of Merger of BioQuest Acquisition Corp. into Biokeys, Inc.
3.4*      Certificate of Incorporation of BioQuest Acquisition Corp.
3.6*      Amended and Restated Bylaws of Biokeys Pharmaceuticals, Inc.
4.1*      Certificate of Designation of BioQuest, Inc.
4.2       Certificate of Designation of Series B Convertible Preferred Stock and Series C Convertible
          Preferred Stock of Biokeys Pharmaceuticals, Inc. effective September 23, 2002
10.1**    Patent and Technology License Agreement with M.D. Anderson - June, 1996 (Request for confidential treatment of certain data)
10.2**    Amendment to M.D. Anderson Licensing Agreement June 15, 2000 (Request for confidential treatment of certain data)
10.3**    Option and License Agreement with USC - June 23, 1998 (Co Factor and Selone) (Request for confidential treatment of certain data)
10.4*     Amendment to Option and License Agreement with USC dated August 16, 2000 (Co Factor and Selone)
          (Request for confidential treatment of certain data)
10.5**    Option and License Agreement with USC dated August 17, 2000 (Thiovir) (Request for confidential treatment of certain data)
10.6*     Employment Agreement with Warren C. Lau
10.7      Patent License Agreement, effective August 1, 2002, between Biokeys, Inc. and the National Institute of Health
11.1*     Statement Regarding Computation of Per Share Earnings
24.1*     Powers of Attorney (included on signature pages)
99.1      Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                                                                    Exhibit 4.2

                           CERTIFICATE OF DESIGNATION

                                       OF

                      SERIES B CONVERTIBLE PREFERRED STOCK

                                      AND

                      SERIES C CONVERTIBLE PREFERRED STOCK

                                       OF

                         BIOKEYS PHARMACEUTICALS, INC.

(Pursuant to Section 151 of the General Corporation Law of the state of Delaware)

     Warren C. Lau and Robert Whitworth hereby certify that they are, respectively, the President and Secretary, of Biokeys Pharmaceuticals, Inc. (the "Corporation"), a corporation organized and existing under the laws of the State of Delaware, and that, pursuant to (i) authority conferred upon the Board of Directors by the Corporation's Certificate of Incorporation and (ii) Section 151 of the Delaware General Corporation Law, the Board of Directors of the Corporation has duly adopted the following resolution providing for the designation of two series of Preferred Stock of the Corporation, as follows:

          RESOLVED, that, pursuant to authority expressly granted to and vested in the Board of Directors by the provisions of the Certificate of Incorporation and Section 151 of the Delaware General Corporation Law, the Board of Directors hereby designates a series of Preferred Stock consisting of 200,000 shares of Series B Convertible Preferred Stock and a series of Preferred Stock consisting of 125,000 shares of Series C Convertible Preferred Stock of the Corporation, and hereby fixes the powers, designation, preferences and rights of the shares of each such series, and the qualifications, limitations, or restrictions thereof (in addition to those provisions set forth in the Certificate of Incorporation which may be applicable to the Preferred Stock), as follows:

     FIRST: Pursuant to authority contained in the Corporation's Certificate of Incorporation, Two Hundred Thousand (200,000) authorized but unissued shares of the Corporation's Preferred Stock, $0.01 par value per share, have been duly reclassified by the Board of Directors of the Corporation (the "Board") as authorized but unissued shares of Series B Convertible Preferred Stock and One Hundred Twenty-five Thousand (125,000) authorized but unissued shares of the Corporation's Preferred Stock, $0.01 par value, have been duly reclassified by the Board as authorized but unissued shares of Series C Convertible Preferred Stock.

     SECOND: A description of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock and of the powers, designation, preferences and rights of the shares of such Series, and the qualifications, limitations, or restrictions thereof, is as follows:

1. DESIGNATION AND PAR VALUE. The formal designation of the shares so reclassified by the Board shall be Series B Convertible Preferred Stock (the "Series B Preferred Stock") and Series C Convertible Preferred Stock (the "Series C Preferred Stock"). The par value of each of the Series B Preferred Stock and Series C Preferred Stock is $0.01 per share.

2.   LIQUIDATION PREFERENCE.

          (A) Upon any voluntary or involuntary liquidation, dissolution or winding up of the business and affairs of the Corporation, and after the payment or the setting apart for payment of the Liquidation Preference (as such term is defined in the Certificate of Designations, Preferences, Rights and Limitations of Series A 8% Convertible Preferred Stock of the Corporation) and before the holders of shares of Common Stock of the Corporation ("Common Stock"), Series B Preferred Stock or any other class or series of stock of the Corporation shall be entitled to any payment on account of such shares, the holders of the shares of Series C Preferred Stock then outstanding shall be entitled to receive, as a liquidation preference, an amount equal to Ten Dollars ($10.00) per share (the "Series C Original Cost"), plus any declared but unpaid dividends (the Series C Original Cost plus such declared but unpaid dividends being referred to as the "Series C Liquidation Preference") to which such stockholders have become entitled and which have not theretofore been paid. After the holders of Series C Preferred Stock shall have received such payment of the Series C Liquidation Preference plus all accrued and unpaid dividends in the course of such liquidation, dissolution or winding up, they shall have no right or claim to any of the remaining assets of the Corporation.

          (B) If upon any liquidation, dissolution or winding up, the Corporation shall have insufficient funds to permit payment to the holders of Series C Preferred Stock then outstanding of the entire amount to which they are entitled as a Series C Liquidation Preference hereunder, then such funds as are available for such purpose shall be distributed among such holders on the basis of the number of shares of Series C Preferred Stock held by each such holder so that, as nearly as may be practicable, the amount each such holder shall receive shall represent the same proportion of such available funds as such holder's total holding of shares of Series C Preferred Stock represents of the total shares of Series C Preferred Stock at the time outstanding.

          (C) For purposes of this Section 2, a liquidation, dissolution or winding up of the Company shall be deemed to occur in the event of a merger, reorganization, consolidation or sale of all or substantially all of the fair market value of the Company's property or business or any other kind of transaction or series of related transactions in which more than 50 percent of the outstanding voting power of the Company is transferred by the stockholders of the Company (each a "Change of Control Transaction"), provided that this Section 2(d) shall not apply to a merger effected exclusively for the purpose of changing the domicile of the Company, or to any Change of Control Transaction in which stockholders who are the beneficial owners of 50 percent or more the Company's voting shares prior to the transaction beneficially own more than 50 percent of the outstanding voting shares of the Company, or the surviving corporation or any merger or consolidation of the purchaser of the assets of the Company or such purchaser's direct or indirect parent corporation. For purposes of this section, the term "beneficial owner" shall be determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended.

3.       DIVIDENDS.

          (A) The holders of Series C Preferred Stock shall be entitled to receive dividends, when, as and if declared by the Board, out of capital surplus or earnings at the time legally available therefor, payable (at the election of the holder) in cash or in fully-paid and non-assessable shares of Common Stock which shall be valued, for this purpose, at an amount equal to the Conversion Price (as herein defined).

          (B) Except as may be otherwise provided in this Certificate of Designation, so long as any shares of Series C Preferred Stock are outstanding, no dividends shall be declared or paid or set aside for payment, and no other distribution shall be declared or made, upon any Common Stock, Series B Preferred Stock or upon any other shares of a class or series of stock of the Corporation, other than shares of Series A 8% Convertible Preferred Stock, unless (i) all amounts then due to the holders of Series C Preferred Stock, including the dividends provided for herein, have been paid, or (ii) if greater, an amount equal to that paid on the shares of such other class or series of stock (as determined on a per annum, as converted basis).

4.   VOTING RIGHTS.

     In addition to any other rights provided by law, so long as any shares of Series C Preferred Stock shall be outstanding, except as otherwise required by law, the Corporation, without first obtaining the affirmative vote or written consent of the holders of at least a majority of the then outstanding shares of Series C Preferred Stock, will not:

          (I) amend the Certificate of Incorporation to change the preferences, rights, privileges or powers of, or the restrictions provided for the benefit of, the Series C Preferred Stock so as to adversely affect the Series C Preferred Stock;

          (II) increase or decrease the authorized number of shares of the Series C Preferred Stock or the Preferred Stock;

          (III) create, whether by reclassification or otherwise, any shares of any class or series of stock having preferences, rights or privileges senior to the Series C Preferred Stock;

          (IV) amend or waive any provision of the Certificate of Incorporation relating to the Series C Preferred Stock;

          (V) enter into any agreement that would restrict the Corporation's ability to perform under the stock purchase agreement between the Corporation and the holders of the Series C Preferred Stock;

          (VI) effect a Change of Control Transaction or any transaction in which a substantial portion of the assets of the Corporation is sold;

          (VII) effect a recapitalization or reclassification of the Corporation's capital stock;

          (VIII) repurchase or redeem any shares of the Common Stock or Preferred Stock;

          (IX) declare or pay any dividends on, or make any distribution on account of, the Common Stock;

          (X) permit a subsidiary of the Corporation to sell shares of its capital stock to any third party; or

          (XI)   voluntarily liquidate, dissolve or wind up the Corporation.

5. CONVERSION RIGHTS. The Series B Preferred Stock and the Series C Preferred Stock will be entitled to the following rights of conversion, subject to any limitations and conditions provided in this Certificate of Designation:

          (A) Each share of Series B Preferred Stock will be convertible, at the option of the holder thereof, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing $1.50 by the Conversion Price then applicable to the Series B Preferred Stock. After March 1, 2003, each share of Series C Preferred Stock will be convertible, at the option of the holder thereof, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Series C Original Cost by the Conversion Price then applicable to the Series C Preferred Stock. As of September 23, 2002, the Conversion Price per share shall be $1.50 for each share of Series B Preferred Stock and $0.05 for each share of Series C Preferred Stock; such Conversion Prices shall be subject to adjustment as set forth in Section 6.

          (B) Each share of Series C Preferred Stock shall automatically convert into shares of Common Stock at the then applicable Conversion Price on June 30, 2003.

          (C) The right to convert shares of Series B Preferred Stock or Series C Preferred Stock into shares of Common Stock under this Section 5 shall be exercised by a holder of such shares by delivering to the Corporation during regular business hours, or to such agent as may be designated by the Corporation, the original certificate or certificates for the shares of Series B Preferred Stock or Series C Preferred Stock to be converted, as the case may be, duly endorsed or assigned either in blank or to the Corporation, accompanied by written notice in substantially the form annexed hereto as Exhibit A, stating that the holder elects to convert such shares and stating the name or names (with address and Social Security or Federal Taxpayer Identification Number or other applicable governmental identification) in which the certificate or certificates for the shares of Common Stock are to be issued. Conversion shall be deemed to have been effected on the date when the aforesaid delivery is made (the "Conversion Date"). As promptly as practicable thereafter, the Corporation shall issue and deliver to such holder (or upon the written order of such holder) to the place designated by such holder, a certificate or certificates for the number of shares of Common Stock to which such holder is entitled. The person in whose name the certificate or certificates for Common Stock are to be issued shall be deemed to have become a stockholder of record on the applicable Conversion Date unless the transfer books of the Corporation are closed on that date, in which event such person shall be deemed to have become a stockholder of record on the next succeeding date on which the transfer books are open. Upon conversion of only a portion of the number of shares covered by a certificate representing shares of Series B Preferred Stock or Series C Preferred Stock, as the case may be, surrendered for conversion, the Corporation shall issue and deliver to such holder, or upon the written order of the holder of the certificate so surrendered for conversion, at the expense of the Corporation, a new certificate covering the number of shares of Series B Preferred Stock or Series C Preferred Stock, as the case may be, representing the unconverted portion of the certificate so surrendered.

          (D) The Corporation shall, at all times when Series B Preferred Stock or Series C Preferred Stock shall be outstanding, reserve and keep available out of its authorized but unissued stock, for the purpose of effecting the conversion of Series B Preferred Stock and Series C Preferred Stock, such number of its duly authorized shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of Series B Preferred Stock and Series C Preferred Stock.

          (E) All shares of Common Stock which may be issued in connection with the conversion provisions set forth herein will, upon issuance by the Corporation, be validly issued, fully paid and non-assessable. No adjustment shall be made for dividends on any share of Series B Preferred Stock or Series C Preferred Stock which is being converted (unless such dividends have been accrued and are unpaid as of the Conversion Date) or on any share of Common Stock issued on exercise of a holder's Conversion Right.

          (F) All shares of Series B Preferred Stock or Series C Preferred Stock which shall have been surrendered for conversion as herein provided shall no longer be deemed to be outstanding, and all rights with respect to such shares, including the rights, if any, to receive notices and to vote, shall immediately cease and terminate on the Conversion Date. Except only the right of the holders thereof to receive shares of Common Stock in conversion thereof. Any shares of Series B Preferred Stock or Series C Preferred Stock so converted shall be retired and canceled and shall not be reissued, and the Corporation (without the need for stockholder action) may from time to time take such appropriate action as may be necessary to reduce the authorized number of shares of Series B Preferred Stock or Series C Preferred Stock accordingly.

          (G) The Corporation shall pay any and all issue and other taxes that may be payable in respect of any issuance or delivery of shares of Common Stock upon conversion of shares of Series B Preferred Stock or Series C Preferred Stock pursuant to this Section 6. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of shares of Common Stock in a name other than that in which the shares of Series B Preferred Stock or Series C Preferred Stock so converted were registered, and no such issuance or delivery shall be made unless and until the person or entity requesting such issuance has paid to the Corporation the amount of any such tax or has established, to the satisfaction of the Corporation, that such tax has been paid.

6. ADJUSTMENTS TO CONVERSION PRICE. The Conversion Price of the Series B Preferred Stock and Series C Preferred Stock shall be adjusted (to the nearest cent) from time to time as follows:

          (A) If the Corporation, at any time after the date of the first issuance of shares of Series C Preferred Stock shall have subdivided its outstanding shares of Common Stock by recapitalization, reclassification or split-up thereof, or if the Corporation shall have declared a stock dividend or distributed shares of Common Stock to its stockholders, then in each such event the Conversion Price then in effect shall be proportionately decreased; and if the Corporation, prior to such conversion, shall have at any time combined the outstanding shares of Common Stock by recapitalization, reclassification or comparable combination thereof, then in each such event the Conversion Price then in effect shall be proportionately increased.

          (B) In case the Corporation shall consolidate with or merge into another corporation or convey all or substantially all of its assets to another corporation, then, and in each such case, the Conversion Price shall be adjusted in such manner that the holder of shares of Series B Preferred Stock or Series C Preferred Stock, upon the conversion thereof as provided in Section 5 above, at any time after the consummation of such consolidation, merger or conveyance, shall be entitled to receive the securities or property to which such holder would have been entitled upon such consummation if such holder had exercised his right to convert such shares of Series B Preferred Stock or Series C Preferred Stock immediately prior thereto.

          (C) Notwithstanding anything to the contrary contained in this
     Section 6 or elsewhere in this Certificate of Designation, the accrual or payment in kind of dividends on the Series A Preferred Stock shall be excluded from those events requiring any adjustment in accordance with this Section 6.

          (D) The Corporation will not, by amendment of its Certificate of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section 6 and in the taking of all such action as may be necessary or appropriate in order to protect the conversion rights of the holders of the Series B Preferred Stock and Series C Preferred Stock against impairment.

          (E) Upon the occurrence of each adjustment or readjustment of the Conversion Price pursuant to this Section 6, the Corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and furnish to each holder of Series B Preferred Stock or Series C Preferred Stock a certificate setting forth such adjustment or readjustment and showing the facts upon which such adjustment or readjustment is based and the then effective Conversion Price.

7. REDEMPTION. Shares of Series B Preferred Stock and Series C Preferred Stock shall not be redeemable.

8. WAIVER. Any of the rights of the holders of Series C Preferred Stock set forth herein may be waived by the affirmative vote of the holders of a majority of the shares of Series C Preferred Stock then outstanding.

9.   NOTICES.

          (A) Any notices required to be given to any holder of Series B Preferred Stock or Series C Preferred Stock shall be deemed properly given if deposited in the United States mail, postage prepaid, or sent by facsimile or by overnight or express delivery service, followed by duplicate notice via United States first class mail, postage prepaid, and addressed to the holder of record at such holder's address appearing at the books of the Corporation.

          (B) In case of any (i) capital reorganization of the Corporation, any reclassification of the capital stock of the Corporation, any consolidation or merger of the Corporation with or into another corporation, or any conveyance of all or substantially all of the assets of the Corporation to another corporation; (ii) voluntary or involuntary dissolution, liquidation or winding up of the Corporation; or (iii) other event specified in this Certificate requiring the taking of such a record, then, and in each such case, the Corporation shall mail or cause to be mailed to each holder a notice specifying, as the case may be, the date on which a record is to be taken for the foregoing purposes and providing the information reasonably required in order enable the holders of record of shares of Series B Preferred Stock and Series C Preferred Stock to exercise the rights conferred by this Certificate of Designation.

10. LOST CERTIFICATES. The Corporation shall issue a new share certificate representing shares of Series C Preferred Stock in the place of any certificate theretofore issued by the Corporation, alleged to have been lost, stolen or destroyed. The Corporation may require the holder of such lost, stolen or destroyed certificate or the owner's legal representative to give the Corporation a bond (or other adequate security) sufficient to indemnify it against any claim that may be made against it (including any expense or liability) on account of the alleged loss, theft or destruction of such certificate or the issuance of such new certificate.

     THIRD: The reclassification of authorized but unissued shares as set forth in this Certificate of Designation does not increase the authorized capital of the Corporation or the aggregate par value thereof.

     IN WITNESS WHEREOF, the Corporation has caused this Certificate of Designation of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock to be duly executed by its President and by its Secretary, respectively, this 23rd day of September, 2002.



                                      BIOKEYS PHARMACEUTICALS, INC.



                                      By:  /s/ WARREN C. LAU
                                           -----------------
                                           Warren C. Lau, President



                                      By:  /s/ ROBERT D. WHITWORTH
                                           ------------------------
                                           Robert D. Whitworth, Secretary

                                   EXHIBIT A

                         BIOKEYS PHARMACEUTICALS, INC.

                            NOTICE OF CONVERSION OF

                    SERIES B CONVERTIBLE PREFERRED STOCK OR

                      SERIES C CONVERTIBLE PREFERRED STOCK

(To be Executed by the Registered Holder in order to Convert shares of Series B Preferred Stock or Series C Preferred Stock)

The undersigned Holder hereby irrevocably elects to convert ____ shares of Series __ Convertible Preferred Stock, represented by stock certificate No(s). ___________ (the "Preferred Stock Certificates") into shares of Common Stock of Biokeys Pharmaceuticals, Inc. ("Common Stock") according to the conditions set forth in the Certificate of Designation of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, as of the date written below. If shares are to be issued in the name of a person other than the undersigned, the undersigned will pay all transfer taxes payable with respect thereto and is delivering herewith such certificates. No fee will be charged to the holder for any conversion, except for transfer taxes, if any. A copy of each of the Preferred Stock Certificates being converted is attached hereto.

Date of Submission:  _________________________

Number of Shares of Series __ Convertible Preferred Stock to be
Converted: ___________________

Name of Holder: _____________________________

By:  _____________________________________
                           (Signature)

Title: _____________________________________

Address:  ___________________________________

Social Security or Federal Taxpayer ID No:_______________________

IMPORTANT

No shares of Common Stock will be issued until the original stock certificate(s) representing shares of Series B Convertible Preferred Stock or Series C Convertible Preferred Stock to be converted and the Notice of Conversion are received by the Corporation. The holder shall fax, or otherwise deliver, a copy of this completed and fully executed Notice of Conversion to the Corporation at the office of the Corporation or such other location designated by the Corporation and shall deliver, at the same time, the original stock certificate(s) representing such converted shares duly endorsed for transfer.

                                                                   EXHIBIT 10.7

                             PUBLIC HEALTH SERVICE
                       PATENT LICENSE AGREEMENT-EXCLUSIVE

                                   COVER PAGE


For PHS internal use only:

       Patent License Number:

       L-284-98/0

       Serial Number(s) of Licensed Patent(s) and/or Patent Application(s):

       07/324,027 - U.S. Patent Number 5,562,905

       07/148,692 - Abandoned in U.S. and pending or issued in foreign countries

       Licensee:

       Biokeys, Inc.

       Additional Remarks:

       The inventions named above were the subject of interference number J 03,499 between PHS and E.I. Du Pont de Nemours and Company. As a result of a settlement agreement (OTT Reference No. L-182-95) PHS abandoned its application and E.I. Du Pont de Nemours and Company granted an exclusive license to PHS with the right to sublicense to the issued patent named above.

       Public Benefit(s):

       Potential HIV therapeutic and/or vaccine,

This Patent License Agreement, hereinafter referenced to as the "Agreement", consists of this Cover Page, an attached Agreement, a Signature Page, Appendix A (List of Patent(s) and/or Patent Application(s), Appendix B (Fields of Use and Territory), Appendix C (Royalties), Appendix D (Benchmarks and Performance), Appendix E (Commercial Development Plan), and Appendix F (Developing Countries), The Parties to this Agreement are:

       1) The National Institutes of Health ("NIH"), the Centers for
              Disease Control and Prevention ("CDC"), or the Food and Drug Administration ("FDA"), hereinafter singly or collectively referred to as "PHS", agencies of the United States Public Health Service within the Department of Health and Human Services ("DHHS"); and

       2) The person, corporation, or institution identified above and/or on the Signature Page, having offices at the address indicated on the Signature Page, hereinafter referred to as "Licensee",

                     PHS PATENT LICENSE AGREEMENT-EXCLUSIVE

PHS and Licensee agree as follows:

1.   BACKGROUND

1.01 In the course of conducting biomedical and behavioral research, PHS and E.I. Du Pont de Nemours and Company investigators made inventions that may have commercial applicability.

1.02 The inventions were the subject of interference number 103.499 between PHS and E.I. Du Pont de Nemours and Company. Under a settlement agreement (OTT Reference No. L-182-95) PHS abandoned its U.S. application and E.I. Du Pont de Nemours and Company granted an exclusive license to PHS with the right to sublicense. E.I. Du Pont de Nemours and Company retains a nonexclusive license limited to the United States to make, have made, use, offer to sell. sell and import without the right to sublicense.

1.03 By assignment of non U.S. rights from PHS employees and other inventors to DHHS and U.S. rights from E.I. Du Pont de Nemours and Company employees to E.I. Du Pont de Nemours and Company, DHHS and E.I. Du Pont de Nemours and Company, on behalf of the United States Government and E.I. Du Pont de Nemours and Company, own intellectual property rights claimed in any United States and/or foreign patent applications or patents corresponding to the assigned inventions.

1.04 The Secretary of DHHS has delegated to PHS the authority to enter into this Agreement for the licensing of rights to these inventions.

1.05 PHS desires to transfer these inventions to the private sector through commercialization licenses to facilitate the commercial development of products and processes for public use and benefit.

1.06 Licensee desires to acquire commercialization rights to certain of these inventions in order to develop processes, methods, and/or marketable products for public use and benefit.

2.   DEFINITIONS

2.01 "Benchmarks" mean the performance milestones that are set forth in Appendix D.

2.02 "Commercial Development Plan" means the written commercialization plan attached as Appendix E.

2.03 "First Commercial Sale" means the initial transfer by or on behalf of Licensee or its sublicensees of Licensed Products or the initial practice of a Licensed Process by or on behalf of Licensee or its sublicensees in exchange for cash or some equivalent to which value can be assigned for the purpose of determining Net Sales.

2.04 "Government" means the Government of the United States of America.

2.05 "Licensed Fields of Use" means the fields of use identified in Appendix B.

2.06 "Licensed Patent Rights" shall mean:

A) Patent applications (including provisional patent applications and PCT patent applications) and/or patents listed in Appendix A, all divisions and continuations of these applications, all patents issuing from such applications, divisions, and continuations, and any reissues, reexaminations and extensions of all such patents;

B) to the extent that the following contain one or more claims directed to the invention or inventions disclosed in a) above: i) continuations-in-part of a) above; ii) all divisions and continuations of these continuations-in-part; iii) all patents issuing from such continuations-in-part. divisions. and continuations; iv) priority patent application(s) of a) above; and v) any reissues, reexaminations, and extensions of all such patents;

C) to the extent that the following contain one or more claims directed to the invention or inventions disclosed in a) above: all counterpart foreign and U.S. patent applications and patents to a) and b) above, including those listed in Appendix A.

Licensed Patent Rights shall not include b) or c) above to the extent that they contain one or more claims directed to new matter which is not the subject matter disclosed in a) above.

2.07 "Licensed Process(es)" means processes which, in the course of being practiced would be within the scope of one or more claims of the Licensed Patent Rights that have not been held unpatentable, invalid or unenforceable by an unappealed or unappealable judgment of a court of competent jurisdiction.

2.08 "Licensed Product(s)" means tangible materials which, in the course of manufacture, use, sale, or importation would be within the scope of one or more claims of the Licensed Patent Rights that have not been held unpatentable, invalid or unenforceable by an unappealed or unappealable judgment of a court of competent jurisdiction.

2.09 "Licensed Territory" means the geographical area identified in Appendix B.

2.10 "Net Sales" means the total gross receipts for sales of Licensed Products or practice of Licensed Processes by or on behalf of Licensee or its sublicensees, and from leasing, renting, or otherwise making Licensed Products available to others without sale or other dispositions, whether invoiced or not, less returns and allowances, packing costs, insurance costs, freight out, taxes or excise duties imposed on the transaction (if separately invoiced), and wholesaler and cash discounts in amounts customary in the trade to the extent actually granted. No deductions shall be made for commissions paid to individuals, whether they be with independent sales agencies or regularly employed by Licensee, or sublicensees, and on its payroll, or for the cost of collections.

2.11 "Practical Application" means to manufacture in the case of a composition or product, to practice in the case of a process or method, or to operate in the case of a machine or system; and in each case, under such conditions as to establish that the invention is being utilized and that its benefits are to the extent permitted by law or Government regulations available to the public on reasonable terms.

2.12 "Research License" means a nontransferable, nonexclusive license to make and to use the Licensed Products or Licensed Processes as defined by the Licensed Patent Rights for purposes of research and not for purposes of commercial manufacture or distribution or in lieu of purchase.

2.13 "Public Sector" means the government of a Developing Country, or any entity empowered by the government of a Developing Country to act for said government in matters applicable to this Agreement, organizations within the United Nations system, including the World Health Organization and UNICEF, and other non-profit agencies which may purchase (drugs or vaccines) for delivery, manufacture and/or sale in Developing Countries.

2.14 "Developing Country" means countries eligible for support from the Global Alliance for Vaccine and Immunization (GA VI), which at the effective date of this Agreement are those countries with a Gross National Product of less than US $1.000 per capita per year and at the effective date of this Agreement include the countries designated in Appendix F of this Agreement.

3.   GRANT OF RIGHTS

3.01 PHS hereby grants and Licensee accepts, subject to the terms and conditions of this Agreement, an exclusive license under the Licensed Patent Rights in the Licensed Territory to make and have made, to use and have used, to sell and have sold, to offer to sell, and to import any Licensed Products in the Licensed Fields of Use and to practice and have practiced any Licensed Processes in the Licensed Fields of Use. Licensee acknowledges that the above grant of rights is subject to limitation as per 1.02.

3.02 This Agreement confers no license or rights by implication, estoppel. or otherwise under any patent applications or patents of PHS other than Licensed Patent Rights regardless of whether such patents are dominant or subordinate to Licensed Patent Rights.

4.   SUBLICENSING

4.01 Upon written approval by PHS, which approval will not be unreasonably withheld, Licensee may enter into sublicensing agreements under the Licensed Patent Rights.

4.02 Licensee agrees that any sublicenses granted by it shall provide that the obligations to PHS of Paragraphs 5.01-5.04, 8.01. 10.01,10.02,12.05, and
13.07-13.09 of this Agreement shall be binding upon the sublicensee as if it were a party to this Agreement. Licensee further agrees to attach copies of these Paragraphs to all sublicense agreements.

4.03 Any sublicenses granted by Licensee shall provide for the termination of the sublicense, or the conversion to a license directly between such sublicensees and PHS, at the option of the sublicensee, upon termination of this Agreement under Article 13. Such conversion is subject to PHS approval, which shall not be unreasonably denied, and contingent upon acceptance by the sublicensee of the remaining provisions of this Agreement.

4.04 Licensee agrees to forward to PHS a copy of each fully executed sublicense agreement postmarked within thirty (30) days of the execution of such agreement. To the extent permitted by law, PHS agrees to maintain each such sublicense agreement in confidence.

5.   STATUTORY AND PHS REQUIREMENTS AND RESERVED GOVERNMENT RIGHTS

5.01 PHS reserves on behalf of the Government an irrevocable, nonexclusive, nontransferable, royalty-free license for the practice of all inventions licensed under the Licensed Patent Rights throughout the world by or on behalf of the Government and on behalf of any foreign government or international organization pursuant to any existing or future treaty or agreement to which the Government is a signatory. Prior to the First Commercial Sale, Licensee agrees to provide PHS reasonable research quantities of Licensed Products or materials made through the Licensed Processes for PHS research use.

5.02 Licensee agrees that products used or sold in the United States embodying Licensed Products 01 produced through use of Licensed Processes shall be manufactured substantially in the United States, unless a written waiver is obtained in advance from PHS.

5.03 Licensee acknowledges that PHS may enter into future Cooperative Research and Development Agreements (CRADAs) under the Federal Technology Transfer Act of 1986 that relate to the subject matter of this Agreement. Licensee agrees not to unreasonably deny requests for a Research License from such future collaborators with PHS when acquiring such rights is necessary in order to make a Cooperative Research and Development Agreement (CRADA) project feasible. Licensee may request an opportunity to join as a party to the proposed Cooperative Research and Development Agreement (CRADA).

5.04 In addition to the reserved license of Paragraph 5.01 above, PHS reserves the right to grant nonexclusive Research Licenses directly or to require Licensee to grant nonexclusive Research Licenses on reasonable terms. The purpose of this Research License is to encourage basic research, whether conducted at an academic or corporate facility. In order to safeguard the Licensed Patent Rights, however, PHS shall consult with Licensee before granting to commercial entities a Research License or providing to them research samples of materials made through the Licensed Processes; provided, however, that PHS will not provide materials obtained from Licensee under paragraph 5.01 to third parties, except with Licensee's consent; Licensee shall not unreasonably deny such consent.

5.05 PHS retains the right to grant additional nonexclusive licenses to the Public Sector for manufacturing and sales of an HIV vaccine made from Licensed Products.

6.   ROYALTIES AND REIMBURSEMENT

6.01 Licensee agrees to pay to PHS a noncreditable, nonrefundable license issue royalty as set forth in Appendix C within thirty (30) days from the date that this Agreement becomes effective.

6.02 Licensee agrees to pay to PHS a nonrefundable minimum annual royalty as set forth in Appendix C. The minimum annual royalty is due and payable on January I of each calendar year and may be credited against any earned royalties due for sales made in that year. The minimum annual royalty due for the first calendar year of this Agreement may be prorated according to the fraction of the calendar year remaining between the effective date of this Agreement and the next subsequent January 1.

6.03  Licensee agrees to pay PHS earned royalties as set forth in Appendix C.

6.04  Licensee agrees to pay PHS benchmark royalties as set forth in Appendix C.

6.05  Licensee agrees to pay PHS sublicensing royalties as set forth in Appendix
C.

6.06 A patent or patent application licensed under this Agreement shall cease to fall within the Licensed Patent Rights for the purpose of computing earned royalty payments in any given country on the earliest of the dates that a) the application has been abandoned and not continued, b) the patent expires or irrevocably lapses, or c) the claims have been held to be invalid or unenforceable by an unappealed or unappealable decision of a court of competent jurisdiction or administrative agency.

6.07 No multiple royalties shall be payable because any Licensed Products or Licensed Processes are covered by more than one of the Licensed Patent Rights.

6.08 On sales of Licensed Products by Licensee to sublicensees or on sales made in other than an arm's-length transaction, the value of the Net Sales attributed under this Article 6 to such a transaction shall be that which would have been received in an arm's-length transaction, based on sales of like quantity and quality products on or about the time of such transaction.

6.09 With regard to expenses associated with the preparation, filing, prosecution, and maintenance of all foreign (non U.S.) patent applications and patents included within the Licensed Patent Rights incurred by PHS prior to the effective date of this Agreement, Licensee shall pay to PHS, as an additional royalty, within sixty (60) days of PHS' submission of a statement and request for payment to Licensee, an amount equivalent to such patent expenses previously incurred by PHS.

6.10 With regard to expenses associated with the preparation, filing, prosecution, and maintenance of all foreign (non U.S.) patent applications and patents included within the Licensed Patent Rights incurred by PHS on or after the effective date of this Agreement, PHS, at its sole option, may require
Licensee:

(a) to pay PHS on an annual basis, within sixty (60) days of PHS' submission of a statement and request for payment, a royalty amount equivalent to all such foreign (non U.S.) patent expenses incurred during the previous calendar year(s); or

(b) to pay such foreign (non U.S.) patent expenses directly to the law firm employed by PHS to handle such functions. However, in such event, PHS and not Licensee shall be the client of such law firm.

In limited circumstances, Licensee may be given the right to assume responsibility for the preparation, filing, prosecution, or maintenance of any foreign (non U.S.) patent application or patent included with the Licensed Patent Rights. In that event, Licensee shall directly pay the attorneys or agents engaged to prepare, file, prosecute, or maintain such foreign (non U.S.) patent applications or patents and shall provide to PHS copies of each invoice associated with such services as well as documentation that such invoices have been paid.

6.11 Licensee may elect to sun-ender its rights in any country of the Licensed Territory under any Licensed Patent Rights upon ninety (90) days written notice to PHS and owe no payment obligation under Article 6.10 for patent-related expenses incurred in that country after ninety (90) days of the effective date of such written notice.

6.12 In making royalty payments under Article 6 of this Agreement not specifically identified as a United States or foreign royalty obligation under Licensed Patent Rights. Licensee attributes the value of such payments equally between the United States and foreign portions of the Licensed Patent Rights.

7.   PATENT FILING, PROSECUTION, AND MAINTENANCE

7.01 Except as otherwise provided in this Article 7. PHS agrees to take responsibility for, but to consult with, the Licensee in the preparation. filing, prosecution. and maintenance of any and all patent applications or patents included in the Licensed Patent Rights and shall furnish copies of relevant patent-related documents to Licensee.

7.02 Upon PHS's written request, Licensee shall assume the responsibility for the preparation, filing, prosecution, and maintenance of any and all patent applications or patents included in the Licensed Patent Rights and shall on an ongoing basis promptly furnish copies of all patent-related documents to PHS. In such event, Licensee shall, subject to the prior approval of PHS, select registered patent attorneys or patent agents to provide such services on behalf of Licensee and PHS. PHS shall provide appropriate powers of attorney and other documents necessary to undertake such actions to the patent attorneys or patent agents providing such services. Licensee and its attorneys or agents shall consult with PHS in all aspects of the preparation. filing, prosecution and maintenance of patent applications and patents included within the Licensed Patent Rights and shall provide PHS sufficient opportunity to comment on any document that Licensee intends to file or to cause to be filed with the relevant intellectual property or patent office.

7.03 At any time, PHS may provide Licensee with written notice that PHS wishes to assume control of the preparation, filing, prosecution, and maintenance of any and all patent applications or patents included in the Licensed Patent Rights. If PHS elects to assume such responsibilities, Licensee agrees to cooperate fully with PHS. Its attorneys, and agents in the preparation, filing, prosecution, and maintenance of any and all patent applications or patents included in the Licensed Patent Rights and to provide PHS with complete copies of any and all documents or other materials that PHS deems necessary to undertake such responsibilities. Licensee shall be responsible for all costs associated with transferring patent prosecution responsibilities to an attorney or agent of PHS's choice.

7.04 Each party shall promptly inform the other as to all matters that come to its attention that may affect the preparation, tiling, prosecution, or maintenance of the Licensed Patent Rights and permit each other to provide comments and suggestions with respect to the preparation, tiling, prosecution, and maintenance of Licensed Patent Rights, which comments and suggestions shall be considered by the other party.

8.   RECORD KEEPING

8.01 Licensee agrees to keep accurate and correct records of Licensed Products made, used, sold, or imported and Licensed Processes practiced under this Agreement appropriate to determine the amount of royalties due PHS. Such records shall be retained for at least five (5) years following a given reporting period and shall be available during normal business hours for inspection at the expense of PHS by an accountant or other designated auditor selected by PHS for the sole purpose of verifying reports and payments hereunder. The accountant or auditor shall only disclose to PHS information relating to the accuracy of reports and payments made under this Agreement. If an inspection shows an underreporting or underpayment in excess of five percent (5%) for any twelve (12) month period, then Licensee shall reimburse PHS for the cost of the inspection at the time Licensee pays the unreported royalties, including any late charges as required by Paragraph 9.08 of this Agreement. All payments required under this Paragraph shall be due within thirty (30) days of the date PHS provides Licensee notice of the payment due.

8.02 Licensee agrees to have an audit of sales and royalties conducted by an independent auditor at least every two (2) years if annual sales of the Licensed Product or Licensed Processes are over two (2) million dollars. The audit shall address, at a minimum, the amount of gross sales by or on behalf of Licensee during the audit period, terms of the license as to percentage or fixed royalty to be remitted to the Government, the amount of royalty funds owed to the Government under this Agreement, and whether the royalty amount owed has been paid to the Government and is reflected in the records of the Licensee. The audit shall also indicate the PHS license number, product, and the time period being audited. A report certified by the auditor shall be submitted promptly by the auditor directly to PHS on completion. Licensee shall pay for the entire cost of the audit.

9.   REPORTS ON PROGRESS, BENCHMARKS, SALES, AND PAYMENTS

9.01 Prior to signing this Agreement, Licensee has provided to PHS the Commercial Development Plan at Appendix E, under which Licensee intends to bring the subject matter of the Licensed Patent Rights to the point of Practical Application. This Commercial Development Plan is hereby incorporated by reference into this Agreement. Based on this plan, performance Benchmarks are determined as specified in Appendix D.

9.02 Licensee shall provide written annual reports on its product development progress or efforts to commercialize under the Commercial Development Plan for each of the Licensed Fields of Use within sixty (60) days after December 31 of each calendar year. These progress reports shall include, but not be limited to: progress on research and development, status of applications for regulatory approvals, manufacturing, sublicensing, marketing, importing, and sales during the preceding calendar year, as well as plans for the present calendar year. PHS also encourages these reports to include information on any of Licensee's public service activities that relate to the Licensed Patent Rights. If reported progress differs from that projected in the Commercial Development Plan and Benchmarks, Licensee shall explain the reasons for such differences. In any such annual report, Licensee may propose amendments to the Commercial Development Plan, acceptance of which by PHS may not be denied unreasonably. Licensee agrees to provide any additional information reasonably required by PHS to evaluate Licensee's performance under this Agreement. Licensee may amend the Benchmarks at any time upon written consent by PHS. PHS shall not unreasonably withhold approval of any request of Licensee to extend the time periods of this schedule if such request is supported by a reasonable showing by Licensee of diligence in its performance under the Commercial Development Plan and toward bringing the Licensed Products to the point of Practical Application as defined in 37 CFR 404.3(d). Licensee shall amend the Commercial Development Plan and Benchmarks at the request of PHS to address any Licensed Fields of Use not specifically addressed in the plan originally submitted.

9.03 Licensee shall report to PHS the dates for achieving Benchmarks specified in Appendix D and the First Commercial Sale in each country in the Licensed Territory within thirty (30) days of such occurrences.

9.04 Licensee shall submit to PHS within sixty (60) days after each calendar half-year ending June 30 and December 31 a royalty report setting forth for the preceding half-year period the amount of the Licensed Products sold or Licensed Processes practiced by or on behalf of Licensee in each country within the Licensed Territory, the Net Sales, and the amount of royalty accordingly due. With each such royalty report, Licensee shall submit payment of the earned royalties due. If no earned royalties are due to PHS for any reporting period, the written report shall so state. The royalty report shall be certified as correct by an authorized officer of Licensee and shall include a detailed listing of all deductions made under Paragraph 2.10 to determine Net Sales made under Article 6 to determine royalties due.

9.05 Licensee agrees to forward semi-annually to PHS a copy of such reports received by Licensee from its sublicensees during the preceding half-year period as shall be pertinent to a royalty accounting to PHS by Licensee for activities under the sublicense.

9.06 Royalties due under Article 6 shall be paid in U.S. dollars. For conversion of foreign currency to U.S. dollars, the conversion rate shall be the New York foreign exchange rate quoted in The Wall Street Journal on the day that the payment is due. All checks and bank drafts shall be drawn on United States banks and shall be payable, as appropriate, to "NIH/Patent Licensing." All such payments shall be sent to the following address: NIH, P.O. Box 360120. Pittsburgh, PA 15251-6120. Any loss of exchange, value, taxes, or other expenses incurred in the transfer or conversion to U.S. dollars shall be paid entirely by Licensee. The royalty report required by Paragraph 9.04 of this Agreement shall accompany each such payment. and a copy of such report shall also be mailed to PHS at its address for notices indicated on the Signature Page of this Agreement.

9.07 Licensee shall be solely responsible for determining if any tax on royalty income is owed outside the United States and shall pay any such tax and be responsible for all filings with appropriate agencies of foreign governments.

9.08 Interest and penalties may be assessed by PHS on any overdue payments in accordance with the Federal Debt Collection Act. The payment of such late charges shall not prevent PHS from exercising any other rights it may have as a consequence of the lateness of any payment.

9.09 All plans and reports required by this Article 9 and marked "confidential" by Licensee shall, to the extent permitted by law, be treated by PHS as commercial and financial information obtained from a person and as privileged and confidential, and any proposed disclosure of such records by the PHS under the Freedom of Information Act (FOIA), 5 U.S.C. ss. 552 shall be subject to the predisclosure notification requirements of 45 CFR ss. 5.65(d).

10.   PERFORMANCE

10.01 Licensee shall use its reasonable best efforts to bring the Licensed Products and Licensed Processes to Practical Application. "Reasonable best efforts" for the purposes of this provision shall include adherence to the Commercial Development Plan at Appendix E and performance of the Benchmarks at Appendix D. The efforts of a sublicensee shall be considered the efforts of Licensee.

10.02 Upon the First Commercial Sale, until the expiration of this Agreement. Licensee shall use its Reasonable best efforts to make Licensed Products and Licensed Processes reasonably accessible to the United States Public.

10.03 Following regulatory approval for marketing Licensed Products in the United States, Licensee Agrees to set up an indigent patient access program for Licensed Products (or to include Licensed Products in an existing indigent patient access program) such that Licensed Products may be provided to qualified indigent citizens of the United States who are not covered under any public or private health plan.

11.  INFRINGEMENT AND PATENT ENFORCEMENT

11.01 PHS and Licensee agree to notify each other promptly of each infringement or possible infringement of the Licensed Patent Rights, as well as any facts which may affect the validity, scope, or enforceability of the Licensed Patent Rights of which either Party becomes aware.

11.02 Pursuant to this Agreement and the provisions of Chapter 29 of title 35, United States Code, Licensee may: a) bring suit in its own name, at its own expense, and on its own behalf for infringement of presumably valid claims in the Licensed Patent Rights; b) in any such suit, enjoin infringement and collect for its use, damages, profits, and awards of whatever nature recoverable for such infringement; and c) settle any claim or suit for infringement of the Licensed Patent Rights provided, however, that PHS and appropriate Government authorities shall have the first right to take such actions. If Licensee desires to initiate a suit for patent infringement, Licensee shall notify PHS in writing. If PHS does not notify Licensee of its intent to pursue legal action within ninety (90) days, Licensee will be free to initiate suit. PHS shall have a continuing right to intervene in such suit. Licensee shall take no action to compel the Government either to initiate or to join in any such suit for patent infringement. Licensee may request the Government to initiate or join in any such suit if necessary to avoid dismissal of the suit. Should the Government be made a party to any such suit initiated by Licensee, Licensee shall reimburse the Government for any costs, expenses, or fees which the Government incurs as a result of such motion or other action, including any and all costs incurred by the Government in opposing any such motion or other action. In all cases, Licensee agrees to keep PHS reasonably apprised of the status and progress of any litigation. Before Licensee commences an infringement action, Licensee shall notify PHS and give careful consideration to the views of PHS and to any potential effects of the litigation on the public health in deciding whether to bring suit.

11.03 In the event that a declaratory judgment action alleging invalidity or non-infringement of any of the Licensed Patent Rights shall be brought against Licensee or raised by way of counterclaim or affirmative defense in an infringement suit brought by Licensee under Paragraph 1.02, pursuant to this Agreement and the provisions of Chapter 29 of Title 35, United States Code or other statutes, Licensee may: a) defend the suit in its own name, at its own expense, and on its own behalf for presumably valid claims in the Licensed Patent Rights; b) in any such suit, ultimately to enjoin infringement and to collect for its use, damages, profits, and awards of whatever nature recoverable for such infringement; and c) settle any claim or suit for declaratory judgment involving the Licensed Patent Rights-provided, however, that PHS and appropriate Government authorities shall have the first right to take such actions and shall have a continuing right to intervene in such suit. If PHS does not notify Licensee of its intent to respond to the legal action within a reasonable time, Licensee will be free to do so. Licensee shall take no action to compel the Government either to initiate or to join in any such declaratory judgment action. Licensee may request the Government to initiate or to join any such suit if necessary to avoid dismissal of the suit. Should the Government be made a party to any such suit by motion or any other action initiated by Licensee, Licensee shall reimburse the Government for any costs, expenses, or fees which the Government incurs as a result of such motion or other action. If Licensee elects not to defend against such declaratory judgment action, PHS, at its option, may do so at its own expense. In all cases, Licensee agrees to keep PHS reasonably apprised of the status and progress of any litigation. Before Licensee commences an infringement action, Licensee shall notify PHS and give careful consideration to the views of PHS and to any potential effects of the litigation on the public health in deciding whether to bring suit.

11.04 In any action under Paragraphs 11.02 or 11.03, the expenses including costs, fees, attorney fees, and disbursements, shall be paid by Licensee. The value of any recovery made by Licensee through court judgment or settlement shall be treated as Net Sales and subject to earned royalties.

11.05 PHS shall cooperate fully with Licensee in connection with any action under Paragraphs 11.02 or 11.03. PHS agrees promptly to provide access to all necessary documents and to render reasonable assistance in response to a request by Licensee.

12.   NEGATION OF WARRANTIES AND INDEMNIFICATION

12.01 PHS offers no warranties other than those specified in Article I.

12.02 PHS does not warrant the validity of the Licensed Patent Rights and makes no representations whatsoever with regard to the scope of the Licensed Patent Rights, or that the Licensed Patent Rights may be exploited without infringing other patents or other intellectual property rights of third parties.

12.03 PHS MAKES NO WARRANTIES, EXPRESSED OR IMPLIED, OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OF ANY SUBJECT MATTER DEFINED BY THE CLAIMS OF THE LICENSED PATENT RIGHTS OR TANGIBLE MATERIALS RELATED THERETO.

12.04 PHS does not represent that it will commence legal actions against third parties infringing the Licensed Patent Rights.

12.05 Licensee shall indemnify and hold PHS, its employees, students, fellows, agents, and consultants harmless from and against all liability, demands, damages, expenses, and losses, including but not limited to death, personal injury, illness, or property damage in connection with or arising out of a) the use by or on behalf of Licensee, its sublicensees, directors, employees. or third parties of any Licensed Patent Rights; or b) the design, manufacture, distribution, or use of any Licensed Products, Licensed Processes or materials by Licensee, or other products or processes developed in connection with or arising out of the Licensed Patent Rights; provided, however, that Licencee's indemnification obligations hereunder shall not extend to any exercise by PHS or any third parties of a Research License provided by PHS or rights to Licensed Products or Licensed Processes provided to PHS or third parties under Paragraph 5.04 or any other provision of this Agreement. Licensee agrees to maintain a liability insurance program consistent with sound business practice.

13.   TERM. TERMINATION AND MODIFICATION OF RIGHTS

13.01 This Agreement is effective when signed by all parties and shall extend to the expiration of the last to expire of the Licensed Patent Rights unless sooner terminated as provided in this Article 13.

13.02 In the event that either party is in default in the performance of any material obligations under this Agreement, including but not limited to the obligations listed in Article 13.05, and if the default has not been remedied within ninety (90) days after the date of notice in writing of such default, the other party may terminate this Agreement by written notice. In the event that PHS terminates this Agreement because of Licensee's default, PHS may pursue outstanding amounts owed through procedures provided by the Federal Debt Collection Act.

13.03 In the event that Licensee becomes insolvent, files a petition in bankruptcy, has such a petition Filed against it, determines to file a petition in bankruptcy, or receives notice of a third party's Intention to file an involuntary petition in bankruptcy, Licensee shall immediately notify PHS in writing. Furthermore, PHS shall have the right to terminate this Agreement immediately upon Licensee's receipt of written notice.

13.04 Licensee shall have a unilateral right to terminate this Agreement and/or any licenses in any country or territory by giving PHS sixty (60) days written notice to that effect.

13.05 PHS shall specifically have the right to terminate or modify, at its option, this Agreement, if PHS determines that the Licensee: I) is not executing the Commercial Development Plan submitted with its request for a license and the Licensee cannot otherwise demonstrate to PHS's reasonable satisfaction that the Licensee has taken, or can be expected to take within a reasonable time, effective steps to achieve Practical Application of the Licensed Products or Licensed Processes; 2) has not achieved the Benchmarks as may be modified under Paragraph 9.02; 3) has willfully made a false statement of, or willfully omitted, a material fact in the license application or in any report required by the license Agreement; 4) has committed a material breach of a covenant or agreement contained in the license; 5) is not keeping Licensed Products or Licensed Processes reasonably available to the public after commercial use commences; 6) cannot reasonably satisfy unmet health and safety needs; or 7) cannot reasonably justify a failure to comply with the domestic production requirement of Paragraph 5.02 unless waived. In making this determination, PHS will take into account the normal course of such commercial development programs conducted with sound and reasonable business practices and judgment and the annual reports submitted by Licensee under Paragraph 9.02. Prior to invoking this right, PHS shall give written notice to Licensee providing Licensee specific notice of, and a ninety (90) day opportunity to respond to, PHS's concerns as to the previous items]) to 7). If Licensee fails to alleviate PHS's concerns as to the previous items]) to 7) or fails to initiate corrective action to PHS's satisfaction, PHS may terminate this Agreement.

13.06 When the public health and safety so require, and after written notice to Licensee providing Licensee a sixty (60) day opportunity to respond, PHS shall have the right to require Licensee to grant sublicenses to responsible applicants, on reasonable terms, in any Licensed Fields of Use under the Licensed Patent Rights, unless Licensee can reasonably demonstrate that the granting of the sublicense would not materially increase the availability to the public of the subject matter of the Licensed Patent Rights. PHS will not require the granting of a sublicense unless the responsible applicant has first negotiated in good faith with Licensee.

13.07 PHS reserves the right according to 35 U.S.C. ss. 209(0(4) to terminate or modify this Agreement if it is determined that such action is necessary to meet requirements for public use specified by federal regulations issued after the date of the license and such requirements are not reasonably satisfied by Licensee.

13.08 Within thirty (30) days of receipt of written notice of PHS's unilateral decision to modify or terminate this Agreement, Licensee may, consistent with the provisions of 37 CFR 404.11, appeal the decision by written submission to the designated PHS official. The decision of the designated PHS official shall be the final agency decision. Licensee may thereafter exercise any and all administrative or judicial remedies that may be available.

13.09 Within ninety (90) days of expiration or termination of this Agreement under this Article 13, a final report shall be submitted by Licensee. Any royalty payments, including those incurred but not yet paid (such as the full minimum annual royalty), and those related to patent expense, due to PHS shall become immediately due and payable upon termination or expiration. If terminated under this Article 13, sublicensees may elect to convert their sublicenses to direct licenses with PHS pursuant to Paragraph 4.03. Unless otherwise specifically provided for under this Agreement. Upon termination or expiration of this Agreement, Licensee shall return all Licensed Products or other materials included within the Licensed Patent Rights to PHS or provide PHS with certification of the destruction thereof.

14.   GENERAL PROVISIONS

14.01 Neither Party may waive or release any of its rights or interests in this Agreement except in writing. The failure of the Government to assert a right hereunder or to insist upon compliance with any term or condition of this Agreement shall not constitute a waiver of that right by the Government or excuse a similar subsequent failure to perform any such term or condition by Licensee.

14.02 This Agreement constitutes the entire agreement between the Parties relating to the subject matter of the Licensed Patent Rights, and all prior negotiations, representations, agreements, and understandings are merged into, extinguished by, and completely expressed by this Agreement.

14.03 The provisions of this Agreement are severable, and in the event that any provision of this Agreement shall be determined to be invalid or unenforceable under any controlling body of law, such determination shall not in any way affect the validity or enforceability of the remaining provisions of this Agreement.

14.04 If either Party desires a modification to this Agreement, the Parties shall, upon reasonable notice of the proposed modification by the Party desiring the change. Confer in good faith to determine the desirability of such modification. No modification will be effective until a written amendment is signed by the signatories to this Agreement or their designees.

14.05 The construction, validity, performance, and effect of this Agreement shall be governed by Federal law as applied by the Federal courts in the District of Columbia.

14.06 All notices required or permitted by this Agreement shall be given by prepaid, first class, registered or certified mail or by an express/overnight delivery service provided by a commercial carrier, properly addressed to the other Party at the address designated on the following Signature Page, or to such other address as may be designated in writing by such other Party. Notices shall be considered timely if such notices are received on or before the established deadline date or sent on or before the deadline date as verifiable by U.S. Postal Service postmark or dated receipt from a commercial carrier. Parties should request a legibly dated U.S. Postal Service postmark or obtain a dated receipt from a commercial carrier or the U.S. Postal Service. Private metered postmarks shall not be acceptable as proof of timely mailing.

14.07 This Agreement shall not be assigned by Licensee except: a) with the prior written consent of PHS, such consent not to be withheld unreasonably; or
b) as part of a sale or transfer of substantially the entire business of Licensee relating to operations which concern this Agreement. Licensee shall notify PHS within ten (10) days of any assignment of this Agreement by Licensee, and Licensee shall pay PHS, as an additional royalty, five percent (5%) of the fair market value of any consideration received for any assignment of this Agreement within thirty (30) days of such assignment.

14.08 Licensee agrees in its use of any PHS-supplied materials to comply with all applicable statutes, regulations, and guidelines, including PHS and OHHS regulations and guidelines. Licensee agrees not to use the materials for research involving human subjects or clinical trials in the United States without complying with 21 CFR Part 50 and 45 CFR Part 46. Licensee agrees not to use the materials for research involving human subjects or clinical trials outside of the United States without notifying PHS, in writing, of such research or trials and complying with the applicable regulations of the appropriate national control authorities. Written notification to PHS of research involving human subjects or clinical trials outside of the United States shall be given no later than sixty (60) days prior to commencement of such research or trials.

14.09 Licensee acknowledges that it is subject to and agrees to abide by the United States laws and regulations (including the Export Administration Act of 1979 and Arms Export Control Act) controlling the export of technical data, computer software, laboratory prototypes, biological material, and other commodities. The transfer of such items may require a license from the cognizant Agency of the U.S. Government or written assurances by Licensee that it shall not export such items to certain foreign countries without prior approval of such agency. PHS neither represents that a license is or is not required or that, if required, it shall be issued.

14.10 Licensee agrees to mark the Licensed Products or their packaging sold in the United States with all applicable U.S. patent numbers and similarly to indicate "Patent Pending" status. All Licensed Products manufactured in. shipped to, or sold in other countries shall be marked in such a manner as to preserve PHS patent rights in such countries.

14.11 By entering into this Agreement, PHS does not directly or indirectly endorse any product or service provided, or to be provided, by Licensee whether directly or indirectly related to this Agreement. Licensee shall not state or imply that this Agreement is an endorsement by the Government, PHS, any other Government organizational unit, or any Government employee. Additionally, Licensee shall not use the names of NIH. CDC, PHS, or DHHS or the Government or their employees in any advertising, promotional, or sales literature without the prior written consent of PHS.

14.12 The Parties agree to attempt to settle amicably any controversy or claim arising under this Agreement or a breach of this Agreement, except for appeals of modifications or termination decisions provided for in Article 13. Licensee agrees first to appeal any such unsettled claims or controversies to the designated PHS official, or designee, whose decision shall be considered the final agency decision. Thereafter, Licensee may exercise any administrative or judicial remedies that may be available.

14.13 Nothing relating to the grant of a license, nor the grant itself, shall be construed to confer upon any person any immunity from or defenses under the antitrust laws or from a charge of patent misuse, and the acquisition and use of rights pursuant to 37 CFR Part 404 shall not be immunized from the operation of state or Federal law by reason of the source of the grant.

14.14 Paragraphs 4.03.8.01.9.05-9.07,12.01-12.05,13.08.13.09, and 14.12 of this
Agreement shall survive termination of this Agreement.

      SIGNATURES BEGIN ON NEXT PAGE

                     PHS PATENT LICENSE AGREEMENT-EXCLUSIVE

                                 SIGNATURE PAGE



For PHS:

/s/ JACK SPIEGEL                                     06/24/2002
----------------                                     ----------
Jack Speigel, Ph.D.                                  Date
Director Development and Transfer
Office of Technology Transfer
National Institutes of Health

Mailing Address for Notices:

Office of Technology Transfer
National Institutes of Health
6011 Executive Boulevard, Suite 325
Rockville, Maryland 20852-3804 U.S.A.

For Licensee (Upon, information and belief, the undersigned expressly certifies or affirms that the contents of any statements of Licensee made or referred to in this document are truthful and accurate.):

by:

/s/ WARREN C. LAU                                    08/01/2002
-----------------                                    ----------
Signature of Authorized Official                     Date

Warren C. Lau
-------------
Printed Name

Vice President and CFO
----------------------
Title

Official and Mailing Address for Notices:

         Biokeys Pharmaceuticals, Inc.

         9948 Hibert St., Suite 100

         San Diego, CA 92131

Any false or misleading statements made, presented, or submitted to the Government, including any relevant omissions, under this Agreement and during the course of negotiation of this Agreement are subject to all applicable civil and criminal statutes including Federal statutes 31 U.S.C. ss.ss. 3801-3812 (civil liability) and 18 U.S.C. ss. 1001 (criminal liability including fine(s) and/or imprisonment).

                 APPENDIX A-Patent(s) or Patent Application(s)

Patent(s) or Patent Applications


         07/324,027 - U.S. Patent number 5,562,905 issued October 8,1996 and entitled "Human Immunodeficiency Virus (HIV) EN V-Coded Peptide Capable of Eliciting HIV-Inhibiting Antibodies in Mammals"

         07/148,692 - U.S. application entitled "Synthetic Antigen Evoking
                  Anti-HIV Response" was abandoned. European Application Number 89903389.8 and Patent Number 0400076 issued May 15, 1996.
                  This application was formalized in Germany, Austria, Italy, Belgium, Great Britain, France, Switzerland, Sweden, Luxembourg and the Netherlands.
                  Australian Patent Application Number 37878/93
                  Japanese Patent Application Number 502867.1989
                  Israeli Patent Number 89102
                  Canadian Patent Application Number 588,557

                APPENDIX B-Licensed Fields of Use and Territory

Licensed Fields of Use:

         Treatment or prevention of HIV using the specific 15 amino acid peptide RIQRGPGRAFVTIGK, unconjugated to other peptides or carriers.


Licensed Territory:

         Worldwide

                             APPENDIX C--Royalties

Royalties:

Licensee agrees to pay to PHS a noncreditable, nonrefundable license issue royalty in the amount of Fifty Thousand Dollars ($50,000). Licensee agrees to pay to PHS Twenty Five thousand Dollars ($25,000) of the license issue royalty within thirty (30) days from the date that this Agreement becomes effective and another Twenty Five Thousand Dollars ($25,000) on the one year anniversary of the date that this Agreement becomes effective.

Licensee agrees to pay to PHS a nonrefundable minimum annual royalty in the amount of Twenty Five Thousand Dollars ($25,000).

Licensee agrees to pay PHS earned royalties on Net Sales by or on behalf of Licensee and its sublicensees as follows:

     One and One Half Percent (1.5%) of the Net Sales from $0 to Two Hundred Million dollars ($0-$200,000,000).

And

Two Percent (2.0%) of the Net Sales over Two Hundred Million dollars (>$200,000,000).

Two Licensee agrees to pay PHS benchmark royalties (due 30 days from achieving benchmark) as follows:

1) Benchmark royalty of $25,000.00 (Twenty Five Thousand Dollars) upon the initiation of first phase I clinical trials for HIV therapeutic or vaccine.

2) Benchmark royalty of $75,000.00 (Seventy Five Thousand Dollars) upon the initiation of the first phase II clinical trials for HIV therapeutic or vaccine.

3) Benchmark royalty of $150,000.00 (One Hundred and Fifty Thousand Dollars) upon the initiation of the first phase III clinical trials for HIV therapeutic or vaccine.

4) Benchmark royalty of $750,000.00 (Seven Hundred and Fifty Thousand
     Dollars) upon first approval of Product License Application for HIV therapeutic or vaccine in the U.S. and an additional 5750,000.00 (Seven Hundred and Fifty Thousand Dollars) for first approval of product license application in Europe.

Licensee agrees to pay PHS additional sublicensing royalties (due within 30 days of Licensee's receipt of consideration) as follows:

$200,000,000).

Ten percent (10%) of the fair market value of any consideration received for granting each sublicense.

                     APPENDIX D--Benchmarks and Performance

Licensee agrees to the following Benchmarks for its performance under this Agreement and, within thirty (30) days of achieving a Benchmark, shall notify PHS that the Benchmark has been achieved.

Filing of IND By February, 2003
Safety Study in Germany by November, 2002
Phase IA Begin by September. 2002
Phase IB Begin by December. 2002
Phase IC Begin by March. 2003
Phase II Begin by June, 2003
Phase III Begin by April, 2004
Approval By April, 2006
Launch By July, 2006

Within 6 months of NDA/PLA approval in the US or its equivalent in Europe, Licensee shall send a written report to PHS detailing the potential Public Sector market to fulfill the public health need for the approved drug or vaccine in Developing Countries, including the impact of any approved competing drug or vaccine. The report shall also include Licensee's amendment to the Commercial Development Plan, Appendix E, and the Benchmarks and Performance, Appendix D, to satisfy said potential Public Sector market either directly with Licensee's own resources and/or through joint ventures with third parties. Acceptance of this report and amendment is required by PHS in writing, such acceptance will not be unreasonably denied.

Licensee agrees:

a) To the extent that Licensee shall satisfy the potential Public Sector market through its own resources, Licensee shall deliver the first allotment of a safe and effective drug or vaccine to the Public Sector for distribution and/or sale in Developing Countries within two years of First Commercial Sale and thereafter Licensee agrees to use commercially reasonable efforts to meet any delivery date and in the quantities required in an order placed by the Public Sector.

b) To the extent that Licensee shall satisfy the potential Public Sector market through joint ventures with third parties, Licensee shall:

     i. Within one year after First Commercial Sale, make reasonable efforts to negotiate with third parties in order to effect joint ventures or other partnership agreements to make and sell the Licensed Products and Licensed Processes and to provide know-how and effect technology transfer to said third parties that will allow them to manufacture a safe and effective drug or vaccine for distribution and/or sale in Developing Countries.

     ii. Within two years of First Commercial Sale, have entered into at least one joint venture or other partnership agreement with at least one third party for the purpose of manufacturing a safe and effective drug or vaccine for distribution and/or sale in Developing Countries.

     iii. Within four years of First Commercial Sale, ensure that said third party(ies) have delivered a first allotment of a safe and effective drug or vaccine to the Public Sector for distribution and/or sale in Developing Countries, and thereafter ensure that said third party(ies) use commercially reasonable efforts to meet any delivery date(s) and in the quantities required in an order placed by the Public Sector.

                    APPENDIX E--Commercial Development Plan

See License Application (attached).

                       Appendix F - Developing Countries

For the purpose of this Agreement, Developing Country will include the following countries:

1 Afghanistan                           53 Nigeria
2 Albania                               54 Pakistan
3 Angola                                55 Papua New Guinea
4 Annenia                               56 Rwanda
5 Azerbaijan                            57 Sao Thome
6 Bangladesh                            58 Senegal
7 Benin                                 59 Sierra Leone
8 Bhutan                                60 Solomon Islands
9 Bolivia                               61 Somalia
10 Bosnia & Herzegov                    62 Sri Lanka
11 Burkina Faso                         63 Sudan
12 Burundi                              64 Tajikistan
13 Cambodia                             65 Tanzania
14 Cameroon                             66 Togo
15 Central Afr Rep                      67 Turkmenistan
16 Chad                                 68 Ukraine
17 China                                69 Uganda
18 Comoros                              70 Uzbekistan
19 Congo, Oem Rep                       71 Vietnam
20 Congo, Rep                           72 Yemen
21 Cote d'lvoire                        73 Zambia
22 Cuba                                 74 Zimbabwe
23 Djibouti
24 Eritrea
25 Ethiopia
26 Gambia
27 Georgia
28 Ghana
29 Guinea
30 Guinea-Bissau
31 Guyana
32 Haiti
33 Honduras
34 India
35 Indonesia
36 Kenya
37 Korea, DPR
38 Kyrgyz Republic
39 Lao PDR
40 Lesotho
41 Liberia
42 Madagascar
43 Malawi
44 Mali
45 Mauritania
46 Moldova
47 Mongolia
48 Mozambique
49 Myanmar
50 Nepal
51 Nicaragua
52 Niger

                                                                   EXHIBIT 99.1

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                            18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                 Section 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Biokeys Pharmaceuticals, Inc. (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of Nicholas J. Virca, Chief Executive Officer of the Company, and Warren C. Lau, Vice President and Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 /s/ NICHOLAS J. VIRCA
--------------------------------
Nicholas J. Virca
Chief Executive Officer
November 25, 2002

/s/ WARREN C. LAU
--------------------------------
Warren C. Lau
Vice President and Chief Financial Officer
November 25, 2002


     This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, or otherwise required, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.