Form 10QSB
period 2003-03-31
BIOKEYS PHARMACEUTICALS INC
filed 2003-05-15
CIK 1160308

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________

                        Commission file number 000-33219

                         BIOKEYS PHARMACEUTICALS, INC.
       (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                    84-1318182
     (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                     Identification No.)

                         9948 HIBERT STREET, SUITE 100
                          SAN DIEGO, CALIFORNIA 92131
                    (Address of principal executive offices)

                                 (858) 271-9671
                (Issuer's telephone number, including area code)

     As of April 30, 2003, 32,751,824 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

     Transitional Small Business Disclosure Format (Check One): YES [ ] NO [X]



                                        BIOKEYS PHARMACEUTICALS, INC.
                                                FORM 10-QSB
                                              MARCH 31, 2003

                                                   INDEX

PART I     FINANCIAL INFORMATION..............................................................................1

       Item 1. Financial Statements...........................................................................1

               a.  Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002.........1

               b.  Consolidated Statements of Operations for the three months ended March 31, 2003 and
                   2002 and for the period from inception through March 31, 2003 (Unaudited)..................2

               c.  Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and
                   2002 and for the period from inception through March 31, 2003 (Unaudited)..................3

               d.  Notes to Consolidated Financial Statements (Unaudited).....................................4

       Item 2. Management's Discussion and Analysis or Plan of Operation.....................................15

       Item 3. Controls and Procedures.......................................................................24

PART II    Other Information.................................................................................24

       Item 1. Legal Proceedings.............................................................................24

       Item 2. Changes In Securities.........................................................................25

       Item 3. Defaults Upon Senior Securities...............................................................26

       Item 4. Submission of Matters to a Vote of Security Holders...........................................26

       Item 5. Other Information.............................................................................26

       Item 6. Exhibits and Reports on Form 8-K..............................................................26

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets
                                  (unaudited)


                                                                             MARCH 31,         DECEMBER 31,
                                                                               2003                2002
                                                                           (UNAUDITED)
                               ASSETS
Current asset - cash and cash equivalents                             $       456,033     $      103,928
Property and equipment, net                                                    11,940             13,434
Other assets                                                                   16,673             12,983
                                                                       ------------------  -----------------
                                                                      $       484,646     $      130,345
               Total assets                                            ==================  =================
               LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities                           $       455,729     $      579,146
   Accrued salary and related taxes                                           111,089            115,021
   Accrued dividends payable                                                   44,420             34,960
   Current portion of notes payable                                           210,767            197,075
                                                                       ------------------  -----------------
               Total current liabilities                                      822,005            926,202
Notes payable, net of current portion                                          43,181             56,873
                                                                       ------------------  -----------------
               Total liabilities                                              865,186            983,075
                                                                       ------------------  -----------------
Commitments and contingencies                                                      --                 --
Shareholders' deficit:
   Series A cumulative convertible preferred stock, $0.01 par value.
     Authorized 8,000 shares; issued and outstanding, 473
     shares (aggregate involuntary liquidation preference
     $473,000 at March 31, 2003 and December 31, 2002)                              4                  4
   Series B convertible preferred series stock, $0.01 par value.
     Authorized 200,000 shares; issued and outstanding, 200,000
     shares in 2002                                                             2,000              2,000
   Series C convertible preferred stock, $0.01 par value.
     Authorized 125,000 shares; issued and outstanding, 70,109.3 shares in 2002 (aggregate involuntary liquidation preference
      $701,093 at December 31, 2002)                                               --                701
   Common stock, $0.001 par value. Authorized 50,000,000 shares;
      issued 33,352,427 and outstanding 32,751,824 shares in 2003
      and issued and outstanding 17,496,257 shares in 2002                     33,351             17,496
   Additional paid-in capital                                              26,189,520         25,276,138
   Deficit accumulated during the development stage                       (26,554,563)       (26,149,069)
   Treasury stock, at cost                                                    (50,852)                --
                                                                       ------------------  -----------------
               Total shareholders' deficit                                   (380,540)          (852,730)
                                                                       ------------------  -----------------

               Total liabilities and shareholders' deficit            $       484,646     $      130,345
                                                                       ==================  =================



                          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                       1

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                     Consolidated Statements of Operations
                                  (unaudited)


                                                                                         INCEPTION
                                                                                      (JUNE 12, 1996)
                                                                                          THROUGH
                                                  THREE MONTHS ENDED MARCH 31,            MARCH 31,
                                                  ------------------------------
                                                       2003             2002                2003
                                                  ---------------   ------------      ----------------
Net sales                                        $           --    $        --       $     174,830
Cost of goods sold                                           --             --              51,094
                                                  --------------    ------------      ----------------
        Gross margin                                         --              --            123,736
Grant revenue                                             3,603              --            129,733
                                                  --------------    ------------      ----------------
Interest income                                             675             500             90,642
                                                          4,278             500            344,111
                                                  --------------    ------------      ----------------
Operating expenses:
   Research and development                             (16,188)         38,178          3,964,741
   General and administrative                           423,504         571,765          7,252,752
   Depreciation and amortization                          1,494         128,486         10,091,231
   Impairment loss - write off of goodwill                   --              --          5,702,130
   Interest expense                                         962          13,315            178,666
   Equity in loss of investee                                --              --            178,936
                                                  --------------    ------------      ----------------
         Total operating expenses                       409,772         751,744         27,368,456
                                                  --------------    ------------      ----------------
         Loss before cumulative effect of
           change in accounting principle              (405,494)       (751,244)       (27,024,345)
Cumulative effect of change in accounting
  principle                                                  --              --            (25,821)
                                                  --------------    ------------      ----------------
         Net loss                                      (405,494)       (751,244)       (27,050,166)
         Preferred stock dividends                       (9,460)        (66,740)          (592,860)
                                                  --------------    ------------      ----------------
         Net loss applicable to common stock     $     (414,954)   $   (817,984)    $  (27,643,026)
                                                  ==============    ============      ================
         Loss per common share - basic and
                  diluted                        $         (.02)   $      (.05)
                                                  ==============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                       2

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                                             INCEPTION
                                                                                                          (JUNE 12, 1996)
                                                                                                              THROUGH
                                                                     THREE MONTHS ENDED MARCH 31,             MARCH 31,
                                                                       2003                2002                  2003


Cash flows from operating activities:
   Net loss                                                         $    (405,494)   $     (751,244)      $   (27,050,166)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
         Depreciation and amortization                                      1,494             9,819             9,641,231
         Amortization of debt discount                                         --           118,667               450,000
         Forgiveness of employee receivable                                    --                --                30,036
         Impairment loss - write off of goodwill                               --                --             5,702,130
         Expenses paid by warrants                                        105,883            31,222               436,129
         Expenses paid by preferred stock                                      --            34,125               142,501
         Expenses related to stock warrants issued                             --           289,262               612,000
         Expenses related to employee stock options issued                 49,919                --               379,215
         Expenses paid by issuance of common stock                         68,750             2,753               679,499
         Equity in loss of investee                                            --                --               178,936
         Write-off of license agreement                                        --                --               152,866
         Cumulative effect of change in accounting principle                   --                --                25,821
         Changes in assets and liabilities, net of effect of acquisitions:
            Increase in other assets                                        (3,690)            (496)             (156,041)
            Increase (decrease) in accounts payable and accrued
               liabilities                                                (100,703)          23,836                18,703
            Increase in sponsored research payable and
               license obligation                                              --                --               924,318
                                                                         ------------    ------------        --------------
                  Net cash used in operating activities                   (283,841)        (242,056)           (7,832,822)
                                                                         ------------    ------------        --------------
Cash flows from investing activities:
   Purchase of certificate of deposit                                          --                --            (1,016,330)
   Maturity of certificate of deposit                                          --                --             1,016,330
   Purchases of property and equipment                                         --                --              (106,093)
   Payment on obligation under license agreement                               --                --              (106,250)
   Cash acquired in acquisition of subsidiary                                  --                --                64,233
   Issuance of note receivable - related party                                 --                --               (35,000)
   Payments on note receivable                                                 --                --               405,993
   Advance to investee                                                         --                --               (90,475)
   Cash transferred in rescission of acquisition                               --                --               (19,475)
   Cash received in rescission of acquisition                                  --                --               230,000
                                                                         ------------    ------------        --------------
                     Net cash provided by investing activities                 --                --               342,933
                                                                         ------------    ------------        --------------
Cash flows from financing activities:
   Proceeds from sale of preferred stock                                       --                --             4,200,993
   Proceeds from sale of common stock                                      635,946               --             2,571,911
   Proceeds from sale or exercise of warrants                                  --           112,472               334,516
   Repurchase of warrants                                                      --                --               (55,279)
   Payment of financing and offering costs                                     --                --               (98,976)
   Payments of notes payable and long-term debt                                --                --              (351,961)
   Proceeds from issuance of notes payable and detachable warrants             --                --             1,344,718
                                                                         ------------    ------------        --------------
                    Net cash provided by financing activities              635,946          112,472             7,945,922
                                                                         ------------    ------------        --------------
                    Net increase (decrease) in cash and cash equivalents   352,105         (129,584)              456,033
Cash and cash equivalents at beginning of period                           103,928          164,476                    --
                                                                         ------------    ------------        --------------
Cash and cash equivalents at end of period                              $  456,033          $34,892          $    456,033
                                                                         ============    ============        ==============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                       3

                  BIOKEYS PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                       Consolidated Financial Statements
                   Three months ended March 31, 2003 and 2002
                                  (Unaudited)
(1)      DESCRIPTION OF THE COMPANY

         Biokeys Pharmaceuticals, Inc., a Delaware corporation, (the Company), is a development stage enterprise, that conducts biomedical research and development focused on treatments for cancer and certain viral infections, including HIV. The Company currently does not manufacture, market, sell or distribute any product. Through its license agreements with University of Texas M.D. Anderson Cancer Center (M.D. Anderson), University of Southern California (USC), and the National Institutes of Health (NIH), the Company has rights to drug candidates in varying early stages of development.

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

         The value assigned to stock warrants granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company values warrants using the Black-Scholes pricing model. Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. Series A and Series B preferred stock are valued at the liquidation value of $1,000 and $10 per share, respectively.

         CASH EQUIVALENTS

         Highly liquid investments with original maturities of three months when purchased or less are considered to be cash equivalents.

         FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, certificate of deposit, advances to employees, note receivable, and accounts payable are a reasonable estimate of their fair values at the balance sheet dates due to the short-term nature of these instruments. The fair value of notes payable at the date of issuance and at March 31, 2003 was not determinable.

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

         REVENUE RECOGNITION

         The Company recognizes revenue at the time service is performed on commercial contracts and collectability is reasonably assured. Revenue from government grants is a reimbursement for expenditures associated with the research. The Company submits bills to the grant agency and revenue is recognized at the time the expenses are reimbursed.

         RESEARCH AND DEVELOPMENT COSTS

         All research and development costs are expensed as incurred, including Company-sponsored research and development and cost of patent rights and technology rights under license agreements that have no alternative future use when incurred.

         IMPAIRMENT OF LONG-LIVED ASSETS

         In the event that facts and circumstances indicate that property and equipment and intangible or other long-lived assets with finite lives may be impaired, an evaluation of the recoverability of currently recorded costs will be made. If an evaluation is required, the estimated value of undiscounted future net cash flows associated with the asset is compared to the asset's carrying value to determine if impairment exists. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

         SUPPLEMENTARY CASH FLOW INFORMATION

         Interest of $961 and $13,315 was paid during the three months ended March 31, 2003 and 2002, respectively. No income taxes were paid during 2003 and 2002.

         Noncash investing and financing transactions excluded from the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 are as follows:


                                                                                  2003             2002

          Dividends accrued                                                  $        9,460     $      66,740
          Conversion of accrued interest into common stock                           26,649                --
          Issuance of common stock upon conversion of preferred stock               701,093                --
          Issuance of warrants for return of common stock                            50,852                --


         NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which was effective for the Company as of January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS No. 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. SFAS No. 142 eliminates the annual amortization expense related to goodwill. The adoption of SFAS No. 142 did not have a material impact on the Company's financial statements.

         The FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets. SFAS No. 143 was effective for the Company as of January 1, 2003. The adoption of SFAS No. 143 did not have a significant impact on the Company's financial condition or results of operations.

         The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 was effective for the Company as of January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial condition or results of operations.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (SFAS No. 148). SFAS No. 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the fiscal years beginning after December 15, 2002.

         The adoption of these new pronouncements did not have a material effect on the Company's consolidated financial position or results of operations.

(3)      PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2003 and December 31, 2002 were as follows:

                                                          USEFUL            2003               2002
                                                           LIVES
                                                       --------------   --------------    ---------------

          Office furniture and equipment                  5 years       $       31,883    $        31,883
          Computer software and equipment                 3 years               11,845             11,845
                                                                        --------------    ---------------

                                                                                43,728            43,728

          Less accumulated depreciation and
            amortization                                                       (31,788)          (30,294)
                                                                        --------------    ---------------

                                                                        $       11,940    $       13,434
                                                                        ==============    ===============

(4)      NOTES PAYABLE

         In October and December 2001, the Company issued notes payable totaling $300,000 and $150,000, respectively. The notes bear interest at 12% and were originally due on the earlier of November 1, 2002 or the date of receipt by the Company of gross proceeds of at least $600,000 from private placement offerings. Interest accrues at 12% annually and was to be paid in shares of common stock when the notes were to be repaid, based on the five-day average closing price of common stock preceding the date when interest is due. The notes were issued with detachable warrants to purchase a total of 450,000 shares of common stock through November 2006 at an exercise price of $4.00 per share through December 31, 2002, and thereafter at an exercise price that will be fixed at the higher of $2.50 or the average closing price of the Company's common stock during the 20 trading days prior to December 31, 2002, not to exceed $4.00 per share.

         The entire proceeds of $450,000 were allocated to the warrants and debt discount. The fair value of the warrants, calculated using the Black-Scholes pricing model, is greater than the proceeds. The fair value of the notes payable was not determinable at the dates of issuance. Of the original debt discount of $450,000, amortized to the redemption value of the debt through the initial stated due date of the notes payable, $118,667 was amortized during the three months ended March 31, 2002.

         Between October and December 2002, the notes and warrants were amended and $220,000 in notes were converted to preferred stock in the Company. $60,000 in notes were repaid and the due date of the $170,000 in remaining notes were extended to April 1, 2003. The exercise price of the warrants was amended to $.50 per share. The outstanding balance on the notes was $170,000 at March 31, 2003 and December 31, 2002.

         Subsequent to March 31, 2003, the Company converted a trade payable into a note payable in the amount of $83,948. The note carries interest at 10% per year and calls for eighteen monthly payments of $5,000 per month beginning July 1, 2003. The trade payable was reclassified as of March 31, 2003 with current and long term portions of $40,767 and $43,181, respectively.

         The maturity of notes payable in years subsequent to March 31, 2003 are as follows:

               Twelve Months Ended March 31,                Amount

                      2004                            $    210,767
                      2005                                  43,181
                                                 -------------------
                      Total                           $    253,948
                                                 ===================

(5)      INCOME TAXES

         Significant components of income tax expense for the three months ended March 31, 2003 and 2002 are as follows:

                                                                               2003               2002
                                                                         ---------------    ---------------

          Deferred tax benefit                                           $        49,728    $       125,093
          Increase in valuation allowance for deferred tax assets                (49,728)          (125,093)
                                                                         ---------------    ---------------

                        Income tax expense                               $           --     $            --
                                                                         ===============    ===============

         The tax effects of temporary differences that give rise to deferred tax assets at March 31, 2003 and December 31, 2002 are as follows:

                                                                               2003               2002
                                                                         ---------------    ---------------

          Net operating loss carryforward                                $     4,102,057     $    4,051,425
          Organization costs and license agreement, due to
              differences in amortization                                         29,631             30,534
                                                                         ---------------    ---------------

                        Total deferred tax assets                              4,131,688          4,081,959

          Less valuation allowance                                            (4,131,688)        (4,081,959)
                                                                         ---------------    ---------------

                        Net deferred tax assets                          $            --     $           --
                                                                         ===============    ===============


         At March 31, 2003, the Company had unused net operating loss carryforwards of approximately $11,950,000 for tax reporting purposes, which expire from 2112 through 2114 and from 2119 through 2123.

(6)      EQUITY TRANSACTIONS

         In a private placement offering to European investors pursuant to Regulation S of the Securities and Exchange Commission, the Company sold a total of 3,200 shares of its Series A 8% Convertible Preferred Stock for gross proceeds of $3,200,000 between August and September 2000. In addition to the shares of Series A Convertible Preferred Stock (Series A preferred stock), which are convertible into common stock at $4.00 per share, the offering included warrants to purchase a total of 400,000 shares of common stock at $5.00 per share. The Series A preferred stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends, carries cumulative dividends at 8% per annum payable semi-annually, and provides for future adjustments in conversion price if specified dilutive events take place. The

         Series A preferred stock is redeemable at the option of the Company at any time the closing price of common stock remains at a level of at least $8 per share for 20 consecutive days if the Company is listed on the American Stock Exchange or NASDAQ at such time, with the redemption price being equal to the liquidation preference. In addition, at any time after July 1, 2003, the Company may call all or any portion of the outstanding Series A preferred stock for redemption on at least 30 days' notice, at a redemption price equal to 105% of the liquidation preference plus all accrued and unpaid dividends. The Company incurred consulting fees totaling $76,500, paid to a stockholder who acted as a finder and agent in this transaction.

         In May 2000, the Company issued warrants to two of its research scientists for the purchase of a total of 100,506 shares of common stock. The fair value of the warrants on the date of issue, $140,000, has been recorded as a noncash research and development expense. The warrants are exercisable at $0.49 per share and expire in May 2003. No such warrants have been exercised as of March 31, 2003.

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

         In October 2001, the Company issued 93,421 shares of common stock valued at $213,000 to pay dividends on Series A preferred stock that had accrued through June 30, 2001.

         In December 2001, the Company entered into a consulting agreement with a third party for financial consulting services. The services are being paid through the issuance of 273 shares of Series A preferred stock with a fair value of $273,000, 12,585 shares of common stock with a fair value of $24,541, and five-year warrants to purchase 34,125 shares of common stock at an exercise price of $5.00 per share with a fair value of $62,280. The compensation vested 50% in December 2001 and 50% in December 2002. The Company recognized the value of 50% of these equity instruments in 2002 and 2001 and recorded a noncash charge to expense of $154,769 and $315,909, respectively. The warrants were valued using the Black-Scholes pricing model. Common stock was valued using the market price of common stock as defined in EITF 96-18. Series A preferred stock was valued at the liquidation value of $1,000 per share.

         In March 2002, the Company transferred warrants which had previously been held in escrow to three investors who immediately exercised the warrants for the purchase of a total of 229,573 shares of common stock at $0.49 per share.

         In April 2002, warrants to purchase a total of 240,000 shares of common stock at $0.49 per share were exercised for $117,600 in proceeds to the Company.

         In June 2002, a warrant holder exercised warrants through a cashless exercise. Warrants to purchase a total of 144,435 shares of common stock were exchanged for a total of 100,201 shares of common stock.

         In July 2002, warrants to purchase a total of 115,000 shares of common stock at $0.49 per share were exercised for $46,000 in proceeds to the Company.

         In October and December 2002, the Company issued an aggregate of 70,109.3 shares of Series C Convertible Preferred Stock with a par value of $0.01 per share. The Series C preferred stock is convertible into common stock at $0.05 per share and has a liquidation preference of $10 per share plus accrued and unpaid dividends. The purchase price of 22,000 shares of Series C preferred stock was paid by the conversion of $220,000 of notes payable. In addition, warrants that were issued in conjunction with the converted notes payable were amended to modify the purchase price of the common stock to $0.50 per share.

         On November 21, 2002, the Company exchanged 3,000 shares of Series A preferred stock for 1,800,000 shares of common stock. In conjunction with this transaction the Company purchased 375,000 warrants from the preferred stockholder for $100. In conjunction with the exchange, accumulated preferred dividends in the amount of $335,440, which had been accrued through the date of the exchange, were forgiven by the shareholder.

         In January 2003, the Company initiated a private placement offering in an effort to raise $1,200,000 in additional capital. Through March 31, 2003, the Company has raised $635,946 in connection with this offering through the issuance of 1,589,856 shares of common stock.

         In January 2003, the Company paid accrued interest on notes payable through the issuance of 119,454 shares of common stock, having a fair market value on the date of issuance of $26,649.

         In March 2003, the holders of 70,109.3 shares of Series C convertible preferred stock elected to convert their shares of Series C preferred stock into 14,021,860 shares of common stock.

         In March 2003, the Company paid two consulting firms for services rendered with 125,000 shares of common stock with a fair market value on the date of issuance of $68,750, and two warrants to purchase 37,500 shares of Common Stock at an exercise price of $0.50 per share. Each warrant will expire on March 25, 2006. The fair market value of the warrants was $33,777.

         In March 2003, the Company issued four warrants to four individuals in consideration of certain investment banking advice. The four warrants represent the right to purchase 25,783, 50,000, 50,000 and 10,000 shares of Common Stock at an exercise price of $0.50 per share. Each warrant will expire on March 25, 2006. The fair market value of the warrants was $61,151.

         In March 2003, the Company issued a warrant to a former executive in consideration of certain covenants related to his separation from the Company. In exchange the former executive returned 649,747 shares of common stock previously held by the former executive. The warrant represents the right to purchase 150,000 shares of Common Stock at an exercise price of $1.25 per share. The warrant will expire on December 12, 2005. The Company recorded the resulting treasury stock using the cost method at the value of the warrant, $50,852.

         During the three months ended March 31, 2003, $10,955 was recognized in conjunction with the vesting of warrants previously issued for consulting services.

         Nonemployee stock-based compensation that is not valued at the fair value of consideration received is valued, as of the grant date, using the Black-Scholes pricing model with the following assumptions for grants in 2003 and 2002: no dividend yield for either year; expected volatility of 125% to 199%; risk-free interest rates 2.78% to 6.8%; and expected lives of three and seven years, respectively.

         At March 31, 2003, there were outstanding warrants to purchase a total of 2,898,587 shares of common stock as follows:

                                                  EXERCISE
                          WARRANTS                 PRICE                  EXPIRATION DATE
                      ----------------------   --------------------   --------------------------

                           100,506             $   0.49                 May 2003
                            50,000                 4.00                 August 2003
                            25,000                 5.00                 August 2003
                           689,148                 0.49                 December 2003
                           620,622                 0.49                 September 2005
                           450,000                 0.50                 October 2005
                           150,000                 1.25                 December 2005
                           210,783                 0.50                 March 2006
                           100,000                 3.00                 April 2006
                           502,528                 0.49                 June 2006

(7)      STOCK COMPENSATION PLANS

         In October 2002, the Company granted to employees three non-statutory stock options to purchase an aggregate of 1,525,000 shares and one non-statutory stock option to purchase 165,000 shares of common stock at $.20 and $.50 per share, respectively.

         In March 2003, the Company granted non-statutory stock options to purchase 1,900,000 shares of the Company's stock at $.50 per share. The options were valued using the Black-Scholes pricing model. The value of the options on the date of the grant was $948,846. The Company recognized compensation expense of $49,919 in the three months ended March 31, 2003 related to the portion of the options which vested in that period.

                                                         MARCH 31, 2003

                                                  SHARES       WEIGHTED-AVERAGE
           NON-STATUTORY STOCK OPTIONS             (000)         EXERCISE PRICE

           Outstanding at January 1, 2003             1,690           $0.23
           Granted                                    1,900           $0.50
           Exercised                                     --            --
           Forfeited                                     --            --
                                               ------------
           Outstanding at March 31, 2003              3,590          $0.373
                                               ============

           Options exercisable at March 31, 2003      1,277
           Weighted-average fair value of options
             granted during the quarter               $0.50

                                              OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                              -----------------------------------------------------   ----------------------------------
                                                  WEIGHTED-
                                                   AVERAGE             WEIGHTED-                              WEIGHTED-
                                 NUMBER            REMAINING           AVERAGE              NUMBER            AVERAGE
            RANGE OF            OUTSTANDING        CONTRACTUAL         EXERCISE            EXERCISABLE        EXERCISE
           EXERCISE PRICE        AT 3/31/03         LIFE                PRICE              AT 3/31/03          PRICE
          ------------------  ----------------  ------------------   --------------   ----------------   ---------------
            $0.20 to $0.50        3,590,000       5.99 years           $0.373              1,277,500          $0.262


         None of the foregoing options were issued pursuant to a stock option plan. The options expire on December 30, 2008 and vest as follows:

               OPTIONS                EXERCISE                VESTING DATE
                                       PRICE
      ----------------------   -------------------    -------------------------

              1,012,500      $         0.20                  October 2002
                165,000                0.50                  October 2002
                100,000                0.50                   March 2003
                200,000                0.50                   April 2003
                325,000                0.50                   July 2003
                325,000                0.50                  October 2003
                 12,500                0.20                 December 2003
                325,000                0.50                  January 2004
                425,000                0.50                   April 2004
                200,000                0.50                   July 2004
                200,000                0.50                  October 2004
                200,000                0.50                  January 2005
                100,000                0.50                   April 2005

(8)      NET LOSS PER COMMON SHARE

         The computation of basic and diluted net loss per share for the three months ended March 31, 2003 and 2002 is as follows:

                                                                                    2003              2002
                                                                                --------------    -------------

          Numerator:
              Net loss                                                          $   (405,494)     $   (751,244)
              Preferred stock dividends                                               (9,460)          (66,740)
                                                                                --------------    -------------

                        Numerator for basic and diluted loss per share          $   (414,954)     $   (817,984)
                                                                                ==============    =============

          Denominator for basic and diluted loss per share - weighted             17,916,027        15,038,467
              average common shares outstanding
                                                                                ==============    =============

          Loss per common share - basic and diluted                             $      (0.02)     $      (0.05)
                                                                                ==============    =============

         Net loss per common share is calculated according to Statement of Financial Accounting No. 128, Earnings per Share, using the weighted average number of shares of common stock outstanding during the period. At March 31, 2003 and 2002, 2,823,586 and 2,537,803, respectively, potentially dilutive shares, respectively, were not included in the computation of net loss per common share - diluted, as their effect would have been antidilutive due to the Company's net loss incurred in 2003 and 2002.

(9)      LICENSE AGREEMENTS

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

         Under the amended M.D. Anderson License Agreement, the Company has the right to a royalty-bearing, exclusive license to manufacture, have manufactured, and use and/or sell licensed products. M.D. Anderson's retained interest consists of royalties on net sales of licensed products and a share of consideration received by the Company from all sublicenses and assignments. No royalties were paid under this agreement during the quarters ended March 31, 2003 and 2002, respectively. The M.D. Anderson License Agreement continues in effect until all patent rights have expired.

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

         NIH AGREEMENT

         During December 2002, the Company entered into a worldwide exclusive patent license agreement with the Public Health Service National Institutes of Health (NIH) concerning composition of matter for its drug, BlockAide/CR. Under the terms of the agreement, the Company agrees to pay minimum royalty payments during the first year of the license and minimum annual royalties thereafter or the higher amount based upon a percentage of net sales. In addition, there are benchmark royalties based upon: initiation of Phase I trials, initiation of Phase II trials, initiation of Phase III trials, and upon first approval of a Product License Application for an HIV therapeutic or vaccine in the US and for first approval in Europe.

(10)     SPONSORED RESEARCH

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

(11)     OPERATIONAL STATUS

         The accompanying consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and had net losses of $405,494 and $2,105,727 for the three months ended March 31, 2003 and the year ended December 31, 2002, respectively. In addition the Company had a working capital deficiency and a stockholders' deficit at March 31, 2003.

         Through March 31, 2003 the Company has been principally engaged in licensing and research and development efforts. The Company has no current revenues, is not marketing any products, and projects a loss from operations for 2003. The Company will require additional capital, which it intends to obtain through equity and debt offerings and/or strategic partnership in order to continue to operate its business.

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

(12)     COMMITMENTS AND CONTINGENCIES

         LITIGATION

         In the normal course of business, the Company may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Management is not aware of any pending or threatened lawsuit or proceeding that would have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

         OPERATING LEASES

         The Company is obligated under operating leases for office space and equipment. A lease for office space expired in November 2000 and was continued on a month to month basis through October 31, 2002. Rent expense was $15,039 and $15,573 during the three months ended March 31, 2003 and 2002, respectively.

         In February 2001, the Company leased office facilities in San Diego, California. The lease requires a monthly payment of $3,028 and expires in January 2004.

         Future rental commitments under all operating leases amounts to $30,262 in 2004.

(13)     SUBSEQUENT EVENTS

         Effective April 1, 2003, the Company employed a Chief Technical Officer at an annual salary of $170,000 per year, plus benefits.

         On April 11, 2003, the Company issued 25,783 shares of common stock to an entity in consideration of such entity's introduction of the Company to investors that purchased shares of common stock in January 2003.

         In April 2003, pursuant to the terms of notes payable issued by the Company in October and December 2001, the Company issued an aggregate of 23,411 shares of common stock to the holders of such notes in payment of accrued interest that was due such holders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Management Discussion and Analysis or Plan of Operation should be read in conjunction with the accompanying consolidated financial statements and notes included in this report. This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our products and technology, our strategy, competition, expected financial performance and other aspects of our business identified in this Quarterly Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "expects," "intends," "projects," or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

CoFactorTM, BlockAideTM, ThiovirTM, EradicAideTM and SeloneTM are our trademarks. Product names, trade names and trademarks of other entities are also referred to in this report.

GENERAL

     In this report, the terms "Company," "we," "us" and "our" refer to Biokeys Pharmaceuticals, Inc. The term "Common Stock" refers to the Company's Common Stock, par value $0.001 per share.

     We were initially organized as a corporation under the Delaware General Corporation Law in December 1995. In October 2000, we closed the merger of our wholly owned subsidiary, Biokeys Acquisition Corp., with and into Biokeys, Inc. In consideration of the merger, we issued an aggregate of 6,999,990 shares of Common Stock to the holders of capital stock of Biokeys, Inc.

     The Company is a development stage enterprise which conducts biomedical research and development focused on treatments for cancer and certain viral infections, including HIV. Our business is in the development stage; we have not generated any significant revenues and we have not yet marketed any product. Pursuant to license agreements with the University of Texas M.D. Anderson Cancer Center ("M.D. Anderson"), the National Institutes of Health ("NIH") and the University of Southern California ("USC"), we have been granted development, commercialization, manufacturing and marketing rights to a number of drug candidates in the fields of antiviral and anticancer therapy, which are in varying stages of development. Our goal is to become a leading developer of drug therapies for the treatment of the Human Immunodeficiency Virus ("HIV"), Acquired Immune Deficiency Syndrome ("AIDS") and cancer.

     As a development-stage biomedical research company, we have not yet generated any revenues from our anticancer and antiviral drug candidates and have had no earnings since inception. Our expenses from inception have related to costs incurred in research activities for the development of our drug candidates and administrative expenses required to support these efforts. As of March 31, 2003 we have an accumulated development stage deficit of $(26,554,563).

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

     The Company's efforts are currently being hampered by a lack of working capital, and we will need to obtain significant additional financing in order to conduct clinical trials and support our operations, as discussed below under "Liquidity and Capital Resources." The Company is subject to the risks of not being able to arrange such financing and the other risk factors listed under "Management's Discussion and Analysis - Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

     Series A preferred stock is recorded at the liquidation preference of $1,000 per share and Series B Convertible Preferred Stock is recorded at its liquidation preference of $10 per share. The value of the warrants issued with the Series B Convertible Preferred Stock was deemed de minimus. Series C Convertible Preferred Stock is recorded at its liquidation preference of $10 per share. Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. The Company values warrants using the Black-Scholes pricing model. The model considers a number of factors, including the market price and expected volatility of our common stock at the date of measurement or re-measurement. The expense related to all equity transactions is amortized over the vesting period of the related equity instruments.

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

                       THREE MONTHS ENDED MARCH 31, 2003

     The Company continued to have no significant revenues and only minimal interest income in the calendar quarters and three months ended March 31, 2003 and 2002, earned on the balance of funds maintained in the Company's bank accounts.

     During the first quarter of 2003, we continued our research and development efforts in connection with our CoFactor product for colorectal cancer and our EradicAide and BlockAide products for HIV/AIDS. We incurred research and development expenses of $(16,188) for the quarter; down from $38,178 in the year-earlier period on account of the Company's revised license agreement with USC related to the Company's license agreement for the product Thiovir for a minimum royalty payment and patent expenses.

     On July 8, 2002, the Company announced it had been granted an exclusive worldwide license by the United States Public Health Service National Institutes of Health (NIH) for an issued US patent and issued and applied for foreign patents for Europe, Australia, Japan, Israel and Canada. The technology covered by these patents and patent applications complements patents and technology licensed to the Company from the University of Texas MD Anderson Cancer Center for the development of the Company's viral entry inhibitor, BlockAide/CR. The agreement requires the Company to pay NIH previously incurred patent expenses, ongoing patent maintenance fees, minimum annual royalties, milestone payments related to the progress of the product from preclinical status through various stages of human clinical trials and application for marketing approval by the US Food and Drug Administration (FDA), and royalties of 1.5 to 2.0 percent on net sales, if and when they occur.

     General and administrative expenses for the first quarter of 2003 decreased by $148,261 to $423,504 from $571,765 in the year-earlier period due to interest expense recorded in the prior period that was not incurred in the current period and the expensing of a warrant donated to the Company during the three months ended March 31, 2002 and subsequently sold during the three months ended March 31, 2002, valued at $289,262. General and administrative expenses for the three months ended March 31, 2003 were $423,504 compared to $571,765 in the year-earlier period.

     Depreciation and amortization amounted to $1,494 and $128,486 for three months ended March 31, 2003 and 2002, respectively. The larger amount in 2002 included amortized debt discount relating to $450,000 of notes payable that were issued in the fourth quarter of 2001 of $118,667 and amortized other assets of $9,000.

     Interest expense amounted to $962 and $13,315 for the three months ended March 31, 2003 and 2002, respectively. The decrease is due to the maturation and retirement of $280,000 of $450,000 in notes payable during 2002.

     As a result of the increase in compensation expense recorded related to the issuance and recording of employee stock options and the reduction in debt discount amortization, and the other factors noted above, the Company's loss for the first quarter decreased to $(405,494) from a loss of $(751,244) for the year-earlier period, and the loss per share decreased to $(0.02) from $(0.05) per share in the year-earlier period.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred negative cash flows since its inception, and has funded its activities primarily through short-term loans and sales of equity securities. As of March 31, 2003, cash amounted to $456,033, compared with $103,928 on December 31, 2002.

     The Company does not have any bank or any other commercial financing arrangements. The Company's operations since the merger with Biokeys, Inc. have been funded primarily from the proceeds of equity placements during the preceding twelve months.

     As previously reported, the Company intends to move its CoFactor product into human clinical trials in the U.S., since the FDA has approved the Company's Investigational New Drug Application ("IND") for Phase II studies. Also, the Company intends to seek approval and begin trials in Sweden for Phase II and Phase III testing of CoFactor during 2003, if it is able to finance the trials directly or through an agreement with a development and marketing partner. In addition, the Company intends to pursue a study of its BlockAide drug candidate for HIV/AIDS beginning during the second half of 2003 and plans to file an IND for its EradicAide product for HIV/AIDS during the second half of 2003. The Company will need, and continues to seek, significant funding to conduct these trials and studies, either through a commercial partnership, additional financing, or a combination of both, the cost of which is expected to total between $8 million and $10 million for both product groups over the next 18 months.

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

     WE HAVE A SUBSTANTIAL ACCUMULATED DEFICIT AND LIMITED WORKING CAPITAL.

     The Company had an accumulated deficit of $26,554,563 as of March 31, 2003. Since the Company presently has no source of revenues and is committed to continuing its product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA and successfully marketed. In addition, the Company has funded its operations primarily through the sale of Company securities, and has had limited working capital for its product development and other activities.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES.

     In January 2003, pursuant to the terms of promissory notes issued by the Company in October and December 2001, the Company issued an aggregate of 119,454 shares of Common Stock to the holders of such notes in payment of accrued interest that was due such holders.

     In March 2003, the Company issued a warrant to a former executive in consideration of certain covenants related to his separation from the Company. In exchange the former executive returned 649,747 shares of common stock previously held by the former executive. The warrant represents the right to purchase 150,000 shares of Common Stock at an exercise price of $1.25 per share. The warrant will expire on December 12, 2005. The Company recorded the resulting treasury stock using the cost method at the value of the warrant, $50,852.

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

     On March 25, 2003, the Company issued four warrants to four individuals in consideration of certain investment banking advice. The four warrants represent the right to purchase 25,783, 50,000, 50,000 and 10,000 shares of Common Stock at an exercise price of $0.50 per share. Each warrant will expire on March 25, 2006. The fair market value of the warrants was $61,151.

     On March 25, 2003, the Company issued 75,000 shares of Common Stock and two warrants to one entity in consideration of such entity's introduction of the Company to investors that purchased shares of Common Stock between January 2003 and March 2003. Each of the two warrants represents the right to purchase 37,500 shares of Common Stock at an exercise price of $0.50 per share. Each warrant will expire on March 25, 2006. The fair market value of the common stock and warrants was $41,250 and $37,777, respectively.

     In March 2003, the Company issued 50,000 shares of Common Stock to a company in consideration of such company's marketing efforts on behalf of the Company. The fair market value of the common stock was $27,500.

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

     The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering or, in the case of the conversion of all of the outstanding shares of Series C Preferred Stock into Common Stock, in reliance on 3(a)(9) of the Securities Act, as an exchange by the Company with one of its security holders where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of securities holders, through solicitation of proxies or otherwise, during the first three months of 2003.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS.

EXHIBIT
NUMBER                                                  DESCRIPTION

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

EXHIBIT
NUMBER                           DESCRIPTION
10.2** Amendment to M.D. Anderson Licensing Agreement June 15, 2000 (Request for confidential treatment of certain data)
10.3** Option and License Agreement with USC - June 23, 1998 (Co Factor and Selone) (Request for confidential treatment of certain data)
10.4* Amendment to Option and License Agreement with USC dated August 16, 2000 (Co Factor and Selone)(Request for confidential treatment of certain data)
10.5** Option and License Agreement with USC dated August 17, 2000 (Thiovir) (Request for confidential treatment of certain data)
10.6     Not currently in use
10.7*** Patent License Agreement, effective August 1, 2002, between Biokeys, Inc. and the National Institutes of Health
10.8+ Letter Agreement, effective January 1, 2003, between Biokeys Pharmaceuticals, Inc. and Steven M. Plumb, P.C.
10.9+ Offer Letter, dated March 5, 2003, from Biokeys Pharmaceuticals, Inc. to Joan M. Robbins, Ph.D.
11.1*    Statement Regarding Computation of Per Share Earnings
21.1+    Subsidiaries of Biokeys Pharmaceuticals, Inc.
24.1*    Powers of Attorney (included on signature pages)
99.1 Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

* Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10-SB, filed October 2, 2001.
** Incorporated by
reference to the same-numbered exhibit to the Company's Registration Statement on Form 10-SB/A, filed January 11, 2002.
*** Incorporated by reference to the same-numbered exhibit to the Company's Quarterly Report on Form 10-QSB, filed November 26, 2002.
+   Incorporated by reference to the same numbered exhibit to the Company's
Annual Report on Form 10-KSB filed April 16, 2003.

(B)      REPORTS ON FORM 8-K.

     On February 10, 2003, we filed a current report on Form 8-K to report a change in independent accountants.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2003                  /s/ Steven M. Plumb
                              ---------------------------------
                              Steven M. Plumb, CPA
                              Chief Financial Officer

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

         b) evaluatedthe effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presentedin this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 15, 2003                  /s/ NICHOLAS J. VIRCA
                              ---------------------------------
                              Nicholas J. Virca
                              Chief Executive Officer

                         BIOKEYS PHARMACEUTICALS, INC.
                            CERTIFICATE PURSUANT TO
 RULE 13A-14 PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Steven M. Plumb, Chief Financial Officer of Biokeys Pharmaceuticals, Inc., certify that:

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

         b) evaluatedthe effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presentedin this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


May 15, 2003                  /s/ STEVEN M. PLUMB
                              ---------------------------------
                              Steven M. Plumb, CPA
                              Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
NUMBER
2.1*          Agreement and Plan of Merger dated May 19, 2000 among BioQuest,
              Inc.; BioQuest Acquisition Corp.; and Biokeys, Inc.
3.1*          Certificate of Amendment of Certificate of Incorporation of
              BioQuest, Inc.
3.2*          Certificate of Amendment of Certificate of Incorporation of
              BioQuest, Inc.
3.3*          Certificate of Merger of BioQuest Acquisition Corp. into Biokeys,
              Inc.
3.4*          Certificate of Incorporation of BioQuest Acquisition Corp.
3.6*          Amended and Restated Bylaws of Biokeys Pharmaceuticals, Inc.
4.1*          Certificate of Designation of BioQuest, Inc.
4.2           Certificate of Designation of Series B Convertible Preferred
              Stock and Series C Convertible Preferred Stock of Biokeys
              Pharmaceuticals, Inc. effective September 23, 2002
10.1**        Patent and Technology License Agreement with M.D. Anderson -
              June, 1996 (Request for confidential
              treatment of certain data)
10.2**        Amendment to M.D. Anderson Licensing Agreement June 15, 2000
              (Request for confidential treatment of certain data)
10.3**        Option and License Agreement with USC - June 23, 1998 (Co Factor and Selone) (Request for confidential treatment of certain data)
10.4*         Amendment to Option and License Agreement with USC dated August
              16, 2000 (Co Factor and Selone) (Request for confidential
              treatment of certain data)
10.5**        Option and License Agreement with USC dated August 17, 2000
              (Thiovir) (Request for confidential treatment of certain data)
10.6          Not currently in use
10.7***       Patent License Agreement, effective August 1, 2002, between
              Biokeys, Inc. and the National Institutes of Health
10.8+         Letter Agreement, effective January 1, 2003, between Biokeys
              Pharmaceuticals, Inc. and Steven M. Plumb, P.C.
10.9+         Offer Letter, dated March 5, 2003, from Biokeys Pharmaceuticals,
              Inc. to Joan M. Robbins, Ph.D.
11.1*         Statement Regarding Computation of Per Share Earnings
21.1+         Subsidiaries of Biokeys Pharmaceuticals, Inc. as of December 31,
              2002
24.1*         Powers of Attorney (included on signature pages)
99.1          Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002, 18 U.S.C. Section 1350

* Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10-SB, filed October 2, 2001.
** Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10-SB/A, filed January 11, 2002.
*** Incorporated by reference to the same-numbered exhibit to the Company's Quarterly Report on Form 10-QSB, filed November 26, 2002. + Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-KSB filed April 16, 2003.