Form 10QSB
period 2003-06-30
ADVENTRX PHARMACEUTICALS INC
filed 2003-08-14
CIK 1160308

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____________to_____________

Commission file number 000-33219

ADVENTRX Pharmaceuticals, Inc.

(formerly Biokeys Pharmaceuticals, Inc.)
(Exact name of small business issuer as specified in its charter)

Delaware	84-1318182
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

9948 Hibert Street, Suite 100
San Diego, California 92131
(Address of principal executive offices)

(858) 271-9671
(Issuer’s telephone number, including area code)

     As of August 11, 2003, 37,874,887 shares of the issuer’s common stock, par value $0.001 per share, were outstanding.

     Transitional Small Business Disclosure Format (Check One): YES [  ]    NO [X]

ADVENTRX PHARMACEUTICALS, INC.
(formerly Biokeys Pharmaceuticals, Inc.)
FORM 10-QSB
June 30, 2003
INDEX

PART I FINANCIAL INFORMATION		1
Item 1. Financial Statements		1
a.	Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002	1
b.	Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002 and for the period from inception through June 30, 2003 (Unaudited)	2
c.	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 and for the period from inception through June 30, 2003 (Unaudited)	3
d.	Notes to Consolidated Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis or Plan of Operation		17
Item 3. Controls and Procedures		27
PART II Other Information		27
Item 1. Legal Proceedings		27
Item 2. Changes In Securities		27
Item 3. Defaults Upon Senior Securities		28
Item 4. Submission of Matters to a Vote of Security Holders		28
Item 5. Other Information		28
Item 6. Exhibits and Reports on Form 8-K		28

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ADVENTRX PHARMACEUTICALS, INC.
(Formerly Biokeys Pharmaceuticals, Inc.)

(A Development Stage Enterprise)

Consolidated Balance Sheets

		December
	June 30,	31,
	2003	2002

	(unaudited)
Assets
Current asset - cash and cash equivalents	$1,698,807	$103,928
Property and equipment, net	13,274	13,434
Other assets	16,673	12,983

Total assets	$1,728,754	$130,345

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$438,108	$579,146
Accrued salary and related taxes	71,086	115,021
Accrued dividends payable	53,880	34,960
Current portion of notes payable	—	197,075

Total current liabilities	563,074	926,202
Notes payable, net of current portion	—	56,873

Total liabilities	563,074	983,075

Commitments and contingencies	—	—
Shareholders’ equity / (deficit):
Series A cumulative convertible preferred stock, $0.01 par value. Authorized 8,000 shares; issued and outstanding, 473 shares (aggregate involuntary liquidation preference $473,000 at June 30, 2003 and December 31, 2002)	4	4
Series B convertible preferred series stock, $0.01 par value. Authorized 200,000 shares; issued and outstanding, 200,000 shares in 2002 (no liquidation preference)	2,000	2,000
Series C convertible preferred stock, $0.01 par value. Authorized 125,000 shares; issued and outstanding, 70,109 shares in 2002 (aggregate involuntary liquidation preference $701,093 at December 31, 2002)	—	701
Common stock, $0.001 par value. Authorized 50,000,000 shares; issued 38,524,684 and outstanding 37,874,887 shares in 2003 and issued and outstanding 17,460,275 shares in 2002	38,559	17,496
Additional paid-in capital	28,356,528	25,276,138
Deficit accumulated during the development stage	(27,180,559)	(26,149,069)
Treasury stock, at cost	(50,852)	—

Total shareholders’ equity / (deficit)	1,165,680	(852,730)

Total liabilities and shareholders’ equity / (deficit)	$1,728,754	$130,345

See accompanying notes to consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC.
(Formerly Biokeys Pharmaceuticals, Inc.)

(A Development Stage Enterprise)

Consolidated Statements of Operations

(unaudited)

					Inception
					(June 12, 1996)
					through
	Three months ended June 30,		Six months ended June 30,		June 30,

	2003	2002	2003	2002	2003

Net sales	$—	$—	—	—	$174,830
Cost of goods sold	—	—	—	—	51,094

Gross margin	—	—	—	—	123,736
Grant revenue	—	—	3,603	—	129,733
Interest income	1,049	559	1,724	1,059	91,691

	1,049	559	5,327	1,059	345,160

Operating expenses:
Research and development	222,359	146,449	206,513	184,627	4,187,442
General and administrative	402,662	397,484	826,165	969,249	7,655,338
Depreciation and amortization	1,683	128,272	3,177	256,758	10,092,914
Impairment loss – write off of goodwill	—	—	—	—	5,702,130
Interest expense	—	13,465	962	26,780	178,666
Equity in loss of investee	—	—	—	—	178,936

Total operating expenses	626,704	685,670	1,036,817	1,437,414	27,995,426

Loss before cumulative effect of change in accounting principle	(625,655)	(685,111)	(1,031,490)	(1,436,355)	(27,650,266)
Cumulative effect of change in accounting principle	—	—	—	—	(25,821)

Net loss	(625,655)	(685,111)	(1,031,490)	(1,436,355)	(27,676,087)
Preferred stock dividends	(9,460)	(68,778)	(18,920)	(135,518)	(592,860)

Net loss applicable to common stock	$(635,115)	$(753,889)	(1,050,410)	$(1,571,873)	$(28,268,947)

Loss per common share – basic and diluted	$(.03)	$(.05)	(0.05)	(0.10)

See accompanying notes to consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC.
(Formerly Biokeys Pharmaceuticals, Inc.)

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(unaudited)

			Inception
			(June 12, 1996)
	Six months ended June 30,		through
			June 30,
	2003	2002	2003

Cash flows from operating activities:
Net
loss	$(1,031,490)	$(1,436,355)	$(27,676,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,177	1,208	9,642,914
Amortization of debt discount	—	237,335	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss – write off of goodwill	—	—	5,702,130
Expenses paid by warrants	105,883	36,072	436,130
Expenses paid by preferred stock	—	68,250	142,501
Expenses related to stock warrants issued	—	289,262	612,000
Expenses related to employee stock options issued	151,816	—	481,112
Expenses paid by issuance of common stock	160,250	5,504	770,999
Equity in loss of investee	—	—	178,936
Write-off of license agreement	—	—	152,866
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in other assets	(3,690)	13,442	(156,041)
Increase (decrease) in accounts payable and accrued liabilities	(131,481)	146,929	(12,076)
Increase in sponsored research payable and license obligation	—	—	924,318

Net cash used in operating activities	(745,535)	(638,353)	(8,294,516)

Cash flows from investing activities:
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Purchases of property and equipment	(3,017)	—	(109,110)
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired in acquisition of subsidiary	—	—	64,233
Issuance of note receivable – related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by (used in) investing activities	(3,017)	—	339,916

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	300,000	4,200,993
Proceeds from sale of common stock	2,597,379	—	4,533,344
Proceeds from sale or exercise of warrants	—	230,323	334,516
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	—	—	(98,976)
Payments of notes payable and long-term debt	(253,948)	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718

Net cash provided by financing activities	2,343,431	530,323	9,653,407

Net increase (decrease) in cash and cash equivalents	1,594,879	(108,030)	1,698,807
Cash and cash equivalents at beginning of period	103,928	164,476	—

Cash and cash equivalents at end of period	$1,698,807	$56,446	$1,698,807

See accompanying notes to consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
Financial Statements
Six months ended June 30, 2003 and 2002
(Unaudited)

(1)	Description of the Company

ADVENTRX Pharmaceuticals, Inc., a Delaware corporation, (the Company), is a development stage enterprise, that conducts biomedical research and development focused on treatments for cancer and certain viral infections, including HIV. The Company currently does not manufacture, market, sell or distribute any product. Through its license agreements with University of Texas M.D. Anderson Cancer Center (M.D. Anderson), University of Southern California (USC), and the National Institutes of Health (NIH), the Company has rights to drug candidates in varying early stages of development.

On May 30, 2003, the Company merged its wholly-owned subsidiary, Biokeys, Inc., into itself and changed the name of the Company from Biokeys Pharmaceuticals, Inc. to ADVENTRX Pharmaceuticals, Inc. The merger had no effect on the financial statements of the Company.

The Company’s shares of common stock trade in the over-the-counter market under the symbol AVRX.

(2)	Summary of Significant Accounting Policies

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

The most significant accounting estimates relate to valuing equity transactions as described below. The value assigned to stock warrants granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18). The Company values warrants using the Black-Scholes pricing model. Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18. Series A 8% convertible preferred stock is valued at the liquidation value of $1,000 per share. Series B preferred stock is valued at the purchase price of $1 per share.

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

The value assigned to stock warrants granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company values warrants using the Black-Scholes pricing model. Common stock is valued using the market price of common stock on the measurement date as defined in EITF 96-18.

Cash Equivalents

Highly-liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents.

Financial Instruments

The carrying amounts of cash and cash equivalents and accounts payable are a reasonable estimate of their fair values at the balance sheet dates due to the short-term nature of these instruments. The fair value of notes payable at the date of issuance and at June 30, 2003 was not determinable.

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

Impairment of Long-lived Assets

In the event that facts and circumstances indicate that property and equipment and intangible or other long-lived assets with finite lives may be impaired, an evaluation of the recoverability of currently recorded costs will be made. If an evaluation is required, the estimated value of undiscounted future net cash flows associated with the asset is compared to the asset’s carrying value to determine if impairment exists. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Supplementary Cash Flow Information

Interest of $961 and $13,465 was paid during the six months ended June 30, 2003 and 2002, respectively. No income taxes were paid during 2003 and 2002.

Noncash investing and financing transactions excluded from the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 are as follows:

	2003	2002

Dividends accrued	$18,920	$66,740
Conversion of accrued interest into common stock	53,326	—
Issuance of common stock upon conversion of preferred stock	701,093	—
Issuance of warrants for return of common stock	50,852	—

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which was effective for the Company as of January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS No. 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. SFAS No. 142 eliminates the annual amortization expense related to goodwill. The adoption of SFAS No. 142 did not have a material impact on the Company’s financial statements.

The FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets. SFAS No. 143 was effective for the Company as of January 1, 2003. The adoption of SFAS No. 143 did not have a significant impact on the Company’s financial condition or results of operations.

The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 was effective for the Company as of January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial condition or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) which addressed consolidation by business enterprises of variable interest entities that meet certain criteria. FIN 46 was effective upon issuance, but did not have an impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150), which establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is generally effective for interim periods beginning after June 15, 2003.

The adoption of these new pronouncements did not have, or are not expected to have, a material effect on the Company’s consolidated financial position or results of operations.

(3)	Property and Equipment

Property and equipment at June 30, 2003 and December 31, 2002 were as follows:

	Useful
	lives	2003	2002

Office furniture and equipment	5 years	$34,900	$31,883
Computer software and equipment	3 years	11,845	11,845

		46,745	43,728
Less accumulated depreciation and amortization		(33,471)	(30,294)

		$13,274	$13,434

(4)	Notes Payable

In October and December 2001, the Company issued notes payable totaling $300,000 and $150,000, respectively. The notes bear interest at 12% and were originally due on the earlier of November 1, 2002 or the date of receipt by the Company of gross proceeds of at least $600,000 from private placement offerings. Interest accrues at 12% annually and was to be paid in shares of common stock when the notes were to be repaid, based on the five-day average closing price of common stock preceding the date when interest is due. The notes were issued with detachable warrants to purchase a total of 450,000 shares of common stock through November 2006 at an exercise price of $4.00 per share through December 31, 2002, and thereafter at an exercise price that will be fixed at the higher of $2.50 or the average closing price of the Company’s common stock during the 20 trading days prior to December 31, 2002, not to exceed $4.00 per share.

The entire proceeds of $450,000 were allocated to the warrants and debt discount. The fair value of the warrants, calculated using the Black-Scholes pricing model, is greater than the proceeds. The fair value of the notes payable was not determinable at the dates of issuance. Of the original debt discount of $450,000, amortized to the redemption value of the debt through the initial stated due date of the notes payable, $118,667 and $237,335 was amortized during the three and six months ended June 30, 2002, respectively.

Between October and December 2002, some of the notes and warrants were amended and $220,000 in notes were converted to Series C preferred stock of the Company. $60,000 in notes were repaid and the due date of the $170,000 in remaining notes were extended to April 1, 2003. The exercise price of nine warrants to purchase an aggregate of 420,000 shares of common stock was amended to $.50 per share. The outstanding balance on the notes was $170,000 at December 31, 2002. In April 2003, the Company converted a trade payable into a note payable in the amount of $83,948. The note carried interest at 10% per year and called for eighteen monthly payments of $5,000 per month beginning July 1, 2003. The trade payable was reclassified as of December 31, 2002 with current and long term portions of $27,075 and $56,873. The note was repaid in full in June 2003.

(5)	Income Taxes

Significant components of income tax expense for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three months ended
	June 30,		Six months ended June 30,

	2003	2002	2003	2002

Deferred tax benefit	$163,672	160,094	$190,787	285,187
Increase in valuation allowance for deferred tax assets	(163,672)	(160,094)	(190,787)	(285,187)

Income tax expense	$—	—	$—	—

The tax effects of temporary differences that give rise to deferred tax assets at June 30, 2003 and December 31, 2002 are as follows:

	2003	2002

Net operating loss carryforward	$4,266,631	$4,051,425
Organization costs and license agreement, due to differences in amortization	28,728	30,534

Total deferred tax assets	4,295,359	4,081,959
Less valuation allowance	(4,295,359)	(4,081,959)

Net deferred tax assets	$—	$—

At June 30, 2003, the Company had unused net operating loss carryforwards of approximately $12,500,000 for tax reporting purposes, which expire from 2112 through 2114 and from 2119 through 2123.

(6)	Equity Transactions

In a private placement offering to European investors pursuant to Regulation S of the Securities and Exchange Commission, the Company sold a total of 3,200 shares of its Series A 8% Convertible Preferred Stock (Series A preferred stock) for gross proceeds of $3,200,000 between August and September 2000. In addition to the shares of Series A preferred stock, which are convertible into common stock at $4.00 per share, the offering included warrants to purchase a total of 400,000 shares of common stock at $5.00 per share. The Series A preferred stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends, carries cumulative dividends at 8% per annum payable semi-annually, and provides for future adjustments in conversion price if specified dilutive events take place. The Series A preferred stock is redeemable at the option of the Company at any time the closing price of common stock remains at a level of at least $8 per share for 20 consecutive days if the Company is listed on the American Stock Exchange or NASDAQ at such time, with the redemption price being equal to the liquidation preference. In addition, at any time after July 1, 2003, the Company may call all of any portion of the outstanding Series A preferred stock for redemption on at least 30 days’ notice, at a redemption price equal to 105% of the liquidation preference plus all accrued and unpaid dividends. The Company incurred consulting fees totaling $76,500, paid to a stockholder who acted as a finder and agent in this transaction.

In May 2000, the Company issued warrants to two of its research scientists for the purchase of a total of 100,506 shares of common stock. The fair value of the warrants on the date of issue, $140,000, has been recorded as a noncash research and development expense. The warrants are exercisable at $0.49 per share and expired in May 2003. The warrants were not exercised prior to their expiration.

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

In December 2001, the Company entered into a consulting agreement with a third party for financial consulting services. The services were paid through the issuance of 273 shares of Series A preferred stock with a fair value of $273,000, 12,585 shares of common stock with a fair value of $24,541, and five-year warrants to purchase 34,125 shares of common stock at an exercise price of $5.00 per share with a fair value of $62,280. The compensation vested 50% in December 2001 and 50% in December 2002. The Company recognized the value of 50% of these equity instruments in 2002 and 2001 and recorded a noncash charge to expense of $154,769 and $315,909, respectively. The warrants were valued using the Black-Scholes pricing model. Common stock was valued using the market price of common stock as defined in EITF 96-18. Series A preferred stock was valued at the liquidation value of $1,000 per share.

In February 2002, the Company issued 200,000 shares of Series B Preferred Stock at $1.50 per share for proceeds of $300,000. The par value of the Series B Preferred Stock is $0.01 and there is no liquidation preference.

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

On November 21, 2002, the Company exchanged 3,000 shares of Series A preferred stock for 1,800,000 shares of common stock. In conjunction with this transaction the Company purchased 375,000 warrants from the preferred stockholder for $100. In conjunction with the exchange, accumulated preferred dividends in the amount of $335,440, which had been accrued through the date of the exchange, were extinguished upon conversion. In January 2003, the Company paid accrued interest on notes payable through the issuance of 119,454 shares of common stock, having a fair market value on the date of issuance of $26,649.

In January 2003, the Company completed a private placement of 1,589,872 shares of common stock and warrants to purchase an additional 476,962 share of common stock at $0.40 per share to private investors for gross proceeds of $635,949 in cash.

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

In March 2003, the Company issued a warrant to a former executive in consideration of certain covenants related to his separation from the Company. The warrant represents the right to purchase 150,000 shares of common stock at an exercise price of $1.25 per share. The warrant will expire on December 12, 2005. The Company recognized compensation expense of $50,852 in connection with the issuance of this warrant.

During the three months ended March 31, 2003, $10,955 was recognized in conjunction with the vesting of warrants previously issued for consulting services.

In April 2003, the Company paid accrued interest on notes payable through the issuance of 46,376 shares of common stock, having a fair market value on the date of issuance of $26,845.

In June 2003, the Company completed a private placement of 5,027,312 shares of common stock and warrants to purchase an additional 1,508,199 shares of common stock at $0.60 per share to private investors for gross proceeds of $2,010,829 in cash.

The Company paid cash commissions of $49,400 in connection with the private placement.

In June 2003 the Company issued 59,535 shares of common stock as commissions on the private placement. The value of the commission was $56,099.

In June 2003 the Company issued warrants to purchase 43,422 shares of common stock at $0.60 per share and warrants to purchase 86,844 shares of common stock at $0.10 per share as commissions on the private placement. The value of these warrants was $129,521.

In June 2003, the Company paid a consulting firm for services rendered with 75,000 shares of common stock with a fair market value on the date of issuance of $91,500.

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

At June 30, 2003, there were outstanding warrants to purchase a total of 4,537,473 shares of common stock as follows:

	Exercise
Warrants	price	Expiration date

50,000	$4.00	August 2003
25,000	5.00	August 2003
689,148	0.49	December 2003
620,622	0.49	September 2005
450,000	0.50	October 2005
150,000	1.25	December 2005
185,000	0.50	March 2006
100,000	3.00	April 2006
1,634,911	0.60	May 2006
86,844	0.01	June 2006
502,528	0.49	June 2006
43,422	0.60	June 2006

(7)	Stock Compensation Plans

In October 2002, the Company granted to employees three non-statutory stock options to purchase an aggregate of 1,525,000 shares and one non-statutory stock option to purchase 165,000 shares of common stock at $.20 and $.50 per share, respectively.

In March 2003, the Company granted three non-statutory stock options to purchase an aggregate of 1,900,000 shares of the Company’s common stock at $.50 per share. The options were valued using the Black-Scholes pricing model. The value of the options on the date of the grant was $948,846. The Company recognized compensation expense of $49,919 and $151,816 in the three and six month periods ended June 30, 2003, respectively, related to the portion of the options which vested in that period.

In April and June 2003, the Company and the option holder voluntarily modified the vesting schedules of four of the previously issued non-statutory stock options. No other terms were changed. In addition, in June 2003 one non-statutory stock option was modified such that any portion of the option that was not vested after July 1, 2003 was cancelled in exchange for cash compensation.

	June 30, 2003

	Shares	Weighted-Average
Non-statutory Stock Options	(000)	Exercise Price

Outstanding at January 1, 2003	1,690	$0.23
Granted	1,900	$0.50
Exercised	—	—
Forfeited	750	$0.50

Outstanding at June 30, 2003	2,840	$0.29

Options exercisable at June 30, 2003	1,477
Weighted-average fair value of options granted during the six months	$0.50

	Options Outstanding			Options Exercisable

Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Price	at 6/30/03	Life	Price	at 6/30/03	Price

$0.20 to $0.50	2,840,000	5.74 years	$.373	1,477,500	$.294

None of the foregoing options were issued pursuant to a stock option plan. The options expire on December 30, 2008 and vest as follows:

	Exercise
Options	price	Vesting date

1,012,500	$0.20	October 2002
165,000	0.50	October 2002
100,000	0.50	March 2003
200,000	0.50	April 2003
241,667	0.50	July 2003
116,667	0.50	October 2003
12,500	0.20	December 2003
116,667	0.50	January 2004
216,667	0.50	April 2004
116,667	0.50	July 2004
116,667	0.50	October 2004
116,667	0.50	January 2005
204,167	0.50	April 2005
41,667	0.50	July 2005
41,667	0.50	October 2005
41,667	0.50	January 2006
41,663	0.50	April 2006

(8)	Net Loss per Common Share

The computation of basic and diluted net loss per share for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Net loss	$(625,655)	(685,111)	$(1,031,490)	(1,436,355)
Preferred stock dividends	(9,460)	(68,778)	(18,920)	(135,518)

Numerator for basic and diluted loss per share	$(616,195)	(753,889)	$(1,050,410)	(1,571,873)

Denominator for basic and diluted loss per share – weighted average common shares outstanding	22,836,485	15,445,457	21,544,254	15,241,781

Loss per common share – basic and diluted	$(0.03)	(0.05)	$(0.05)	(0.10)

Net loss per common share is calculated according to Statement of Financial Accounting No. 128, Earnings per Share, using the weighted average number of shares of common stock outstanding during the period. At June 30, 2003 and 2002, 4,462,473 and 2,827,238 potentially dilutive shares, respectively, were not included in the computation of net loss per common share – diluted, as their effect would have been antidilutive due to the Company’s net loss incurred in 2003 and 2002.

(9)	License Agreements

M. D. Anderson

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

Anderson upon commercialization, and settled past due patent and research and development amounts from the Company to M.D. Anderson. The Company gave consideration valued at approximately $172,000 through the issuance of 71,555 shares of common stock to reimburse M.D. Anderson for patent costs incurred through June 15, 2000. The Company also issued 414,829 shares of common stock to M.D. Anderson valued at $1,000,000, based on the market value of the Company’s stock at the date of the settlement agreement, to settle past due research and development obligations. In addition, the Company committed to funding at least $1,000,000 of research and development activity through December 31, 2001. Finally, the Amendment defined a milestone payment of common stock with a value of $1,000,000 due to M.D. Anderson upon the enrollment of the first patient in the first FDA Phase I human trial of any product that utilizes licensed subject matter.

Under the amended M.D. Anderson License Agreement, the Company has the right to a royalty-bearing, exclusive license to manufacture, have manufactured, and use and/or sell licensed products. M.D. Anderson’s retained interest consists of royalties on net sales of licensed products and a share of consideration received by the Company from all sublicenses and assignments. No royalties were paid under this agreement during the quarters ended June 30, 2003 and 2002, respectively. The M.D. Anderson License Agreement continues in effect until all patent rights have expired.

USC

Under an Option and License Agreement with USC dated January 23, 1998, amended August 16, 2000, Biokeys acquired license rights to a total of three patents, two relating to Biokeys’ CoFactor product and one relating to Selone, both of which are intended for use in connection with cancer chemotherapy. In addition, under a second Option and License Agreement dated August 17, 2000, Biokeys acquired rights under four patents related to its Thiovir anti-viral technologies. These agreements with USC (the USC License Agreements) grant Biokeys exclusive worldwide licenses to study, use, manufacture and market drug products covered by the subject patents. Under the USC License Agreements, Biokeys is obligated to pay USC for out-of-pocket expenses incurred in filing, prosecuting, enforcing, and maintaining the licensed patent rights and all future patent-related expenses paid by USC as long as the USC License Agreements remain in effect and until the patent rights have expired. USC’s retained interest consists of royalties on net sales of licensed products and a share of consideration received by Biokeys from all sublicenses and assignments. No royalties have been paid under this agreement. The USC License Agreements continue in effect until all patent rights have expired.

In May 2003, the Option and License Agreement dated August 17, 2000 was amended to eliminate minimum royalty payments and instead require payments upon the achievement of certain milestones.

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

The accompanying consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and had net losses of $1,031,490 and $2,105,727 for the six months ended June 30, 2003 and the year ended December 31, 2002, respectively.

Through June 30, 2003 the Company has been principally engaged in licensing and research and development efforts. The Company has no current revenues, is not marketing any products, and projects a loss from operations for 2003. The Company will require additional capital, which it intends to obtain through equity and debt offerings and/or strategic partnership in order to continue to operate its business. The Company’s ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties and delays frequently encountered in operating a new business, particularly since the Company will focus on research, development and unproven technology which may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products or technologies, there can be no assurance that the Company will generate sufficient revenues from the sale or licensing of such products and technologies to be profitable. Management believes that the Company’s ability to meet its obligations as they become due and to continue as a going concern through at least December 31, 2003 is dependent upon obtaining additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(12)	Commitments and Contingencies

Litigation

In the normal course of business, the Company may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Management is not aware of any pending or threatened lawsuit or proceeding that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Employment Contracts

Effective January 1, 2003 the Company entered into a letter agreement with its Chief Financial Officer to retain his services for a period of one year at a monthly cost of $5,000. The letter agreement will automatically renew for additional one-year terms unless either the Company or the Chief Financial Officer gives notice to the other party at least 60 days prior to the end of the then current term of such party’s termination of the letter agreement.

Effective April 1, 2003 the Company entered into a contract to retain the services of a Chief Technical Officer to oversee the Company’s research and development efforts and FDA trials at an annual salary of $170,000 per year, plus benefits.

Operating Leases

The Company is obligated under operating leases for office space and equipment. The Company had a lease for office space which expired in November 2000 and was continued on a month-to-month basis through October 31, 2002 at which point it was terminated. In February 2001, the Company leased office space in San Diego, California. The lease requires a monthly payment of $3,038 and expires in January 2004. Rent expense was $18,782 and $29,703 during the six months ended June 30, 2003 and 2002, respectively.

Future rental commitments under all operating leases amounts to $20,406 in 2004.

(13)	Subsequent Events

Effective July 1, 2003, the Company retained Evan Levine as Chief Operating Officer at an annual salary of $170,000.

On July 1, 2003, the Company formed a Scientific Advisory Board (the SAB). Members of the SAB have been granted options to purchase 30,000 shares of the Company’s common stock at a purchase price of $1.25 per share. As of July 31, 2003, there are three members of the SAB. The value of the options on the date of grant, July 1, 2003, is $97,086.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Management Discussion and Analysis or Plan of Operation should be read in conjunction with the accompanying consolidated financial statements and notes included in this report. This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our products and technology, our strategy, competition, expected financial performance and other aspects of our business identified in this Quarterly Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future

CoFactor™, BlockAide/CR™, BlockAide/VP™, Thiovir™, EradicAide™ and Selone™ are our trademarks. Product names, trade names and trademarks of other entities are also referred to in this report.

General

          In this report, the terms “Company,” “we,” “us” and “our” refer to ADVENTRX Pharmaceuticals, Inc. The term “Common Stock” refers to the Company’s Common Stock, par value $0.001 per share.

          We were initially organized as a corporation under the Delaware General Corporation Law in December 1995. In October 2000, we closed the merger of our wholly -owned subsidiary, Biokeys Acquisition Corp., with and into Biokeys, Inc. In consideration of the merger, we issued an aggregate of 6,999,990 shares of Common Stock to the holders of capital stock of Biokeys, Inc. In May 2003, we merged Biokeys, Inc., our wholly -owned subsidiary, into the Company and changed our name from Biokeys Pharmaceuticals, Inc. to ADVENTRX Pharmaceuticals, Inc.

          The Company is a development stage enterprise which conducts biomedical research and development focused on treatments for cancer and certain viral infections, including HIV. Our business is in the development stage; we have not generated any significant revenues and we have not yet marketed any product. Pursuant to license agreements with the University of Texas M.D. Anderson Cancer Center (“M.D. Anderson”), the National Institutes of Health (“NIH”) and the University of Southern California (“USC”), we have been granted development, commercialization, manufacturing and marketing rights to a number of drug candidates in the fields of antiviral and anticancer therapy, which are in varying stages of development. Our goal is to become a leading developer of drug therapies for the treatment of the Human Immunodeficiency Virus (“HIV”), Acquired Immune Deficiency Syndrome (“AIDS”) and cancer.

          As a development-stage biomedical research company, we have not yet generated any revenues from our anticancer and antiviral drug candidates and have had no earnings since inception. Our expenses from inception have related to costs incurred in research activities for the development of our drug candidates and administrative expenses required to support these efforts. As of June 30, 2003, we have an accumulated development stage deficit of $(27,180,559).

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

          Our drug candidate CoFactor™, a chemotherapy biomodulator also known as 5, 10 methylenetetrahydrofolate, a naturally occurring substance necessary for cell growth, is scheduled to begin human clinical trials in QIV 2003 for a front-line, 48 patient Phase II human trial in the United States. The trial design is a Simon Two Phase study to treat metastatic colorectal cancer. The first phase of the trial will consist of 23 newly diagnosed patients. Each patient will be dosed with 60mg/m2 of bolus CoFactor 20 minutes before receiving 450mg/m2 of 5-FU once a week for two -eight week cycles, consisting of six weekly treatments, followed by two weeks of rest. Patients will be evaluated after each eight -week cycle for tumor response. If four or more patients exhibit a response to treatment, defined as measurable tumor reduction of greater than 50%, 25 additional patients will be enrolled in Stage 2. The Company expects similar results as experienced in 33 metastatic colorectal cancer patients in Sweden where time to tumor progression (the length of time that tumors are stable or responding to treatment) and remission rates were doubled and less toxicity was observed over the current approved therapy. The Simon Two Phase trial is designed to study safety and efficacy and has the potential to be merged into a Phase III clinical trial depending on response rates, toxicities and time to progression. The Company has contracted for the manufacturing of CoFactor for our Phase II clinical trial. CoFactor will be manufactured according to cGMP (current good manufacturing practices) standards with Merck Eprova AG in Schaffhausen, Switzerland. We will sign a contract with a principal investigator and a clinical research organization (CRO) for the trial. Each phase of the trial is expected to cost approximately $600,000 for a total of $1,200,000. Depending on patient recruitment rates, the Company expects this trial to last for approximately one year. The Company has allocated resources to fund the first half of the trial and plans to either raise additional capital or enter into a development partnership to continue the trial. We cannot assure that we will be able to raise additional capital or enter into any development partnerships to continue the trial. The inability to fund the second half of this clinical trial could have a material adverse effect on the Company.

          Our drug candidate BlockAide/CR™, an HIV Viral Entry Inhibitor, composed of a fifteen amino acid peptide which mimics a portion of the V3 loop of HIV, is scheduled to begin human clinical trials in QIV 2003 for the treatment of Human Immunodeficiency Virus (HIV) and Acquired Immunodeficiency Syndrome (AIDS). The trial will consist of 16 HIV- infected patients in a Phase Ib/IIa trial that will take place at the VA Hospital at the University of California at San Diego (“UCSD”). The Company has contracted for the manufacture of BlockAide/CR under cGMP standards with Multiple Peptide Systems in San Diego, CA. Dr. David Looney, Associate Professor of Medicine at UCSD, will act as principal investigator for the trial and Synteract, will serve as the clinical research organization (CRO). The purpose of the trial is to investigate safety, pharmacology, and virological effects of BlockAide/CR in HIV- infected patients not currently on HAART (highly active antiretroviral therapy). Efficacy parameters to be examined will include response of plasma HIV levels and CD4 (immune system cell) count. The first six patients will receive 10mg of BlockAide/CR by intravenous injection once per day for two weeks. The second ten patients will receive 100mg of BlockAide/CR for two weeks by intravenous injection once per day. The trial is expected to cost approximately $450,000. The Company has allocated resources to fund this clinical trial.

          Our drug candidate EradicAide™, is an HIV therapeutic vaccine, composed of six synthetic peptides, which stimulates a killer-T cell response to clear HIV-infected cells. This drug is scheduled to begin human trials during QIV 2003. The Company intends to file an investigational new drug application with the Food and Drug Administration (the “FDA”) for permission to treat HIV-infected individuals in a Phase Ib/IIa trial, which will enable collection of safety and early efficacy data. The intended protocol is a 10-patient study consisting of HIV-infected individuals who will be treated with autologous (the patient’s own) dendritic cells (cells that present antigens to other immune system cells, such as CD4 cells) that have been pulsed with EradicAide peptides. The Company expects to determine the virologic response to this treatment, while establishing the safety and tolerability of the peptides in human use. In addition, the Company is in the process of evaluating several adjuvant (immune stimulator) systems as delivery vehicles for the EradicAide peptides. The initial trial is expected to cost approximately $500,000. Cost will increase as additional studies are implemented to test different adjuvant systems that would enable universal treatment without the need for autologous dendritic cells. The Company has allocated resources for the initial trial. We cannot assure that we will be able to raise additional capital or enter into any development partnerships to conduct subsequent trials. The inability to fund the subsequent clinical trials of EradicAide could have a material adverse effect on the Company.

Critical Accounting Policies

Accounting for Equity Transactions

          The most significant accounting estimates relate to recording equity transactions. The values assigned to stock options or warrants granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that such costs be measured at the end of each reporting period to account for changes in the fair value of our Common Stock until the options or warrants are vested.

          Our Series A 8% Convertible Preferred Stock is recorded at the liquidation preference of $1,000 per share and Series B Convertible Preferred Stock is recorded at its purchase price of $1.00 per share. The value of the warrants issued with the Series B Convertible Preferred Stock was deemed de minimus. Series C Convertible Preferred Stock is recorded at its liquidation preference of $10 per share. Our Common Stock is valued using the market price of Common Stock on the measurement date as defined in EITF 96-18. The Company values warrants using the Black-Scholes pricing model. The model considers a number of factors, including the market price and expected volatility of our Common Stock at the date of measurement or re-measurement. The expense related to all equity transactions is amortized over the vesting period of the related equity instruments.

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

Three and Six Months Ended June 30, 2003

          The Company continued to have no operating revenue and only minimal interest income earned on the balance of funds maintained in the Company’s bank accounts in the calendar quarters and six months ended June 30, 2003 and 2002.

          During the second quarter of 2003, we continued our research and development efforts in connection with our CoFactor product for colorectal cancer and our EradicAide and BlockAide products for HIV/AIDS. We incurred research and development expenses of $222,359 for the quarter; up from $146,449 in the year-earlier period on account of the Company’s addition of a Chief Technical Officer and increased spending in preparation for drug trials that are scheduled to begin in the fourth quarter of 2003. Research and development expenses for the six months ended June 30, 2003 were $206,513, up from $184,627, in the year-earlier period.

          On July 8, 2002, the Company announced it had been granted an exclusive worldwide license by the United States Public Health Service National Institutes of Health (NIH) for an issued US patent and issued and applied for foreign patents for Europe, Australia, Japan, Israel and Canada. The technology covered by these patents and patent applications complements patents and technology licensed to the Company from the University of Texas M.D. Anderson Cancer Center for the development of the Company’s viral entry inhibitor, BlockAide/CR. The agreement requires the Company to pay NIH previously incurred patent expenses, ongoing patent maintenance fees, minimum annual royalties, milestone payments related to the progress of the product from preclinical status through various stages of human clinical trials and application for marketing approval by the FDA, and royalties of 1.5 to 2.0 percent on net sales, if and when they occur.

          General and administrative expenses for the second quarter of 2003 increased by $5,178 to $402,662 from $397,484 in the year-earlier. General and administrative expenses for the six months ended June 30, 2003 were $826,165 compared to $969,249 in the year-earlier period. The decrease of $143,084 was due to lower legal and professional fees in 2003.

          Depreciation and amortization amounted to $1,683 for the three months and $3,177 for six months ended June 30, 2003 compared with $128,272 for the three months and $256,758 for the six months ended June 30, 2002. The larger amounts in 2002 included amortized debt discount relating to $450,000 of notes payable that were issued in the fourth quarter of 2001 of $118,667 and $237,334 in the three and six months ended June 30, 2002, respectively, and amortized other assets of $9,000 and $18,000 in the three and six months ended June 30, 2002, respectively.

          Interest expense amounted to $0 for the three months and $962 for six months ended June 30, 2003 compared with $13,465 for the three months and $26,780 for the six months ended June 30, 2002. The decrease is due to the maturation and retirement of notes payable during 2002 and 2003.

          As a result of the increase in compensation expense recorded related to the issuance and recording of employee stock options and the reduction in debt discount amortization, and the other factors noted above, the Company’s loss for the second quarter decreased to $(625,580) from a loss of $(753,889) for the year-earlier period, and the loss per share decreased to $(0.03) from $(0.05) per share in the year-earlier period. For the six-month period, the loss declined to $(1,040,875) or $(0.05) per share from $(1,571,873) or $(0.10) per share in the first six months of 2002.

Liquidity And Capital Resources

          The Company has incurred negative cash flows since its inception, and has funded its activities primarily through short-term loans and sales of equity securities. As of June 30, 2003, cash amounted to $1,698,807, compared with $103,928 on December 31, 2002.

          The Company does not have any bank or any other commercial financing arrangements. The Company’s operations since the merger with Biokeys, Inc. have been funded primarily from the proceeds of private equity placements during the preceding twelve months.

          On September 12, 2002, the Company announced, in conjunction with BioDelivery Sciences International (“BDSI”) that the NIH awarded a $300,000 SBIR (Small Business Innovation Research) grant to BDSI to further develop the formulation of the Company’s EradicAide HIV drug. BDSI is working with the Company, via its researchers at the University of Texas M.D. Anderson Cancer Center, to test technology for oral delivery of EradicAide. BDSI began receiving funding from the $300,000 grant during the first quarter of 2003 and will receive periodic installments over two years, as work progresses. These funds will be divided approximately equally between BDSI and MD Anderson Cancer Center on behalf of the Company, based upon actual expenditures which will be reimbursed from the grant.

          As discussed earlier in this report, the Company anticipates initiating human clinical trials for three of its drug candidates, the cost of which is expected to total between $8 million and $10 million over the next 18 months. We continue to seek the additional capital necessary to fund our research projects and clinical trials, as well as general and administrative expenses. Continuation of our research and development activities can proceed only after additional financing is obtained. We are currently formulating plans for such financing and, while the Company is actively seeking such financing, no commitments have been obtained. The Company anticipates obtaining additional capital through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. The Company cannot guarantee that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

          The Company’s dependence on obtaining additional capital will continue at least until the Company is able to begin marketing its new technologies. The Company’s future capital requirements and the adequacy of its financing will depend upon numerous factors, including the successful commercialization of the Company’s drug candidates, progress in its product development efforts, progress with preclinical studies and clinical trials, government grants, the cost and timing of production arrangements, the development of effective sales and marketing activities, the cost of filing, prosecuting, defending and enforcing intellectual property rights, competing technological and market developments, and the development of strategic alliances for the marketing of its products.

Risk Factors

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

          We have a substantial accumulated deficit and limited working capital.

          The Company had an accumulated deficit of $27,180,559 as of June 30, 2003. Since the Company presently has no source of revenues and is committed to continuing its product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA and successfully marketed. In addition, the Company has funded its operations primarily through the sale of Company securities, and has had limited working capital for its product development and other activities.

          We have no current product sales revenues or profits.

          The Company has devoted its resources to developing a new generation of therapeutic drug products, but such products cannot be marketed until clinical testing is completed and governmental approvals have been obtained. Accordingly, there is no current source of revenues, much less profits, to sustain the Company’s present activities, and no revenues will likely be available until, and unless the new products are clinically tested, approved by the FDA and successfully marketed, either by the Company or a marketing partner, an outcome which the Company is not able to guarantee.

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

          The Company is engaged in a segment of the pharmaceutical industry that is highly competitive and rapidly changing. If successfully developed and approved, any of the Company’s drug candidates will likely compete with several existing therapies. In addition, other companies are pursuing the development of pharmaceuticals that target the same diseases as are targeted by the drugs being developed by the Company. The Company anticipates that it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. We cannot assure that existing products or new products developed by competitors will not be more effective, or more effectively marketed and sold than those by the Company. Competitive products may render the Company’s drugs obsolete or noncompetitive prior to the Company’s recovery of development and commercialization expenses.

          Many of the Company’s competitors will also have significantly greater financial, technical and human resources and will likely be better equipped to develop, manufacture and market products. In addition, many of these competitors have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. A number of these competitors also have products that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, government agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are actively seeking to commercialize the technology they have developed. Accordingly, competitors may succeed in commercializing products more rapidly or effectively than the Company, which would have a material adverse effect on the Company.

          There is no assurance that the Company’s products will have market acceptance.

          The success of the Company will depend in substantial part on the extent to which a drug product achieves market acceptance. The degree of market acceptance will depend upon a number of factors, including (i) the receipt and scope of regulatory approvals, (ii) the establishment and demonstration in the medical community of the safety and efficacy of a drug product, (iii) the product’s potential advantages over existing treatment methods and (iv) reimbursement policies of government and third party payors. We cannot predict or guarantee that physicians, patients, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize any drug product of the Company.

          The unavailability of health care reimbursement for any of our products will likely adversely impact our ability to effectively market such products and whether health care reimbursement will be available for any of our products is uncertain.

          The Company’s ability to commercialize its technology successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly-approved medical products. The Company cannot guarantee that adequate third-party insurance coverage will be available for the Company to establish and maintain price levels sufficient for realization of an appropriate return on its investments in developing new therapies. Government, private health insurers, and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA. Accordingly, even if coverage and reimbursement are provided by government, private health insurers, and third-party payors for uses of the Company’s products, the market acceptance of these products would be adversely affected if the amount of reimbursement available for the use of the Company’s therapies proved to be unprofitable for health care providers.

          Uncertainties related to health care reform measures may affect the Company’s success.

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

          The effect of government regulation and the need for FDA approval may be to delay marketing of new products for a considerable period of time, to impose costly procedures upon the Company’s activities, and to provide an advantage to larger companies that compete with the Company. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis or at all. Any such delay in obtaining, or failure to obtain, such approvals would materially and adversely affect the marketing of any contemplated products and the ability to earn product revenue. Further, regulation of manufacturing facilities by state, local, and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on the Company’s ability to utilize any of its technologies, thereby adversely affecting the Company’s operations.

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

          The Company’s success will be dependent on licenses and proprietary rights it receives from other parties, and on any patents it may obtain.

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

          Litigation, which could result in substantial cost, may also be necessary to enforce any patents to which the Company has rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights, which may affect the rights of the Company. U.S. patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. There can be no assurance that the Company’s licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material adverse effect on the Company pending resolution of the disputed matters.

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

          The Company’s license agreements can be terminated in the event of a breach.

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

          The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in these companies’ patents or whether the Company may infringe or be infringing these claims. Patent disputes are common and could preclude the commercialization of our products. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

          The Company’s success is dependent on its key personnel.

          The Company is dependent on a small management group and on independent researchers, some of whom are inventors of the patents licensed to the Company for core technologies and drugs developed at M.D. Anderson and USC. Scientific personnel may from time to time serve as consultants to the Company and may devote a portion of their time to the Company’s business, as well as continue to devote substantial time to the furtherance of the Company’s sponsored research at M.D. Anderson, USC and other affiliated institutions as may be agreed to in the future, but such personnel are not employees of the Company and are not bound under written employment agreements. The services of such persons are important to the Company, and the loss of any of these services may adversely affect the Company.

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

          The Company will not have any manufacturing capacity. When required, the Company will seek to establish relationships with third-party manufacturers for the manufacture of clinical trial material and the commercial production of a drug product just as it has with Merck Eprova AG, Multiple Peptide Systems, Inc., and Peptisgatha, Inc. There can be no assurance that the Company will be able to establish relationships with third-party manufacturers on commercially acceptable terms or that third-party manufacturers will be able to manufacture a drug product on a cost-effective basis in commercial quantities under good manufacturing practices mandated by the FDA.

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

          The Company does not have its own research and development facilities and engages consultants and independent contract research organizations to design and conduct clinical trials in connection with the development of a drug. As a result, these important aspects of a drug’s development will be outside the direct control of the Company. In addition, there can be no assurance that such third parties will perform all of their obligations under arrangements with the Company or will perform those obligations satisfactorily.

          In the future, we anticipate that we will need to obtain additional or increased product liability insurance coverage and it is uncertain that such increased or additional insurance coverage can be obtained on commercially reasonable terms.

          The business of the Company will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. There can be no assurance that product liability claims will not be asserted against the Company. The Company intends to obtain additional limited product liability insurance for its clinical trials, directly or through its marketing development partners or contract research organization (CRO) partners, when they begin in the U.S. and to expand its insurance coverage if and when the Company begins marketing commercial products. However, there can be no assurance that the Company will be able to obtain product liability insurance on commercially acceptable terms or that the Company will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect against potential losses. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company.

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

          Market prices for the Company’s Common Stock and the securities of other medical and biomedical technology companies have been highly volatile and may continue to be highly volatile in the future. Factors such as announcements of technological innovations or new products by the Company or its competitors, government regulatory action, litigation, patent or proprietary rights developments, and market conditions for medical and high technology stocks in general can have a significant impact on any future market for the Common Stock.

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

          Under provisions of the Company’s certificate of incorporation, bylaws and Delaware law, the Company’s management may be able to block or impede a change in control.

          The Company’s Certificate of Incorporation authorizes the Board of Directors (the “Board”) to issue shares of undesignated preferred stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any such preferred stock that may be issued in the future. Moreover, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of the voting stock. These and other provisions of the Certificate of Incorporation and the by-laws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving a change of control of the Company, even if such events could be beneficial to the interest of the stockholders as a whole. Such provisions could limit the price that certain investors might be willing to pay in the future for the Common Stock.

          Officers’ and directors’ liabilities are limited under Delaware law.

          Pursuant to the Company’s Certificate of Incorporation and by-laws, as authorized under applicable Delaware law, directors are not liable for monetary damages for breach of fiduciary duty, except in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or for any transaction in which a director has derived an improper personal benefit. The Certificate of Incorporation and by-laws provide that the Company must indemnify its officers and directors to the fullest extent permitted by Delaware law for all expenses incurred in the settlement of any actions against such persons in connection with their having served as officers or directors.

Item 3. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures

          The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls

          There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

          None.

Item 2. Changes In Securities.

          In April 2003, pursuant to the terms of promissory notes issued by the Company in October and December 2001, the Company issued an aggregate of 46,376 shares of Common Stock to the holders of such notes in payment of accrued interest that was due such holders having a value of $26,845.

          In June 2003, the Company completed a private placement of 5,027,312 shares of common stock and warrants to purchase an additional 1,508,199 shares of common stock at $0.60 per share to private investors for gross proceeds of $2,010,829 in cash. As of June 30, 2003 the Company had $1,698,807 in cash.

          In June 2003, the Company issued warrants to purchase an additional 476,962 shares of common stock at $0.60 per share, in conjunction with the private placement completed in January 2003.

          In June 2003, the Company paid a consulting firm for services rendered with 75,000 shares of Common Stock with a fair market value on the date of issuance of $91,500.

          On July 1, 2003 the Company granted stock options to members of its Scientific Advisory Board to purchase 90,000 shares of Common Stock at $1.25 per share. The options expire on December 30, 2008. The value of the options on the date of grant was $97,086.

          Except as otherwise noted above, no commission was paid or given, directly or indirectly, for soliciting any of the above sales, amendments, issuances, exchanges or conversions.

          The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

          On June 17, 2003, the Company mailed to its stockholders of record a written consent of the stockholders without a meeting authorizing the Company to increase the authorized number of shares of capital stock of the Company from 51,000,000 shares to 101,000,000 shares by filing an amendment to the Company’s Certificate of Incorporation (the “Stockholder Consent”). As of the date of this report, the Company had received executed copies of the Stockholder Consent from holders of a majority of the outstanding capital stock of the Company. Pursuant to Rule 14c-2 under the Exchange Act, the Company may not take the actions authorized by the Stockholder Consent until 20 days after the filing of a Schedule 14C regarding the Stockholder Consent. The Company plans to file a Schedule 14C regarding the Stockholder Consent in the third quarter of 2003 and effect the actions authorized by the Stockholder Consent 20 days after the filing of the Schedule 14C. No other matters were submitted to a vote of the holders of the Company’s securities, through solicitation of proxies or otherwise, during the first six months of 2003.

Item 5. Other Information

          Not applicable.

Item 6. Exhibits And Reports On Form 8-K

(a)	Exhibits.

Exhibit
Number	Description

2.1*	Agreement and Plan of Merger dated May 19, 2000 among BioQuest, Inc.; BioQuest Acquisition Corp.; and Biokeys, Inc.

3.1*	Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.

3.2	Not currently in use.

3.3*	Certificate of Merger of BioQuest Acquisition Corp. into Biokeys, Inc.

3.4*	Certificate of Incorporation of BioQuest Acquisition Corp.

Exhibit
Number	Description

3.6*	Amended and Restated Bylaws of Biokeys Pharmaceuticals, Inc.

3.7	Certificate of Ownership and Merger Merging Biokeys, Inc. with and into Biokeys Pharmaceuticals, Inc.

4.1*	Certificate of Designation of BioQuest, Inc.

4.2***	Certificate of Designation of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of Biokeys Pharmaceuticals, Inc. effective September 23, 2002

10.1**	Patent and Technology License Agreement with M.D. Anderson - June, 1996 (Request for confidential treatment of certain data)

10.2**	Amendment to M.D. Anderson Licensing Agreement June 15, 2000 (Request for confidential treatment of certain data)

10.3**	Option and License Agreement with USC - June 23, 1998 (Co Factor and Selone) (Request for confidential treatment of certain data)

10.4*	Amendment to Option and License Agreement with USC dated August 16, 2000 (Co Factor and Selone) (Request for confidential treatment of certain data)

10.5**	Option and License Agreement with USC dated August 17, 2000 (Thiovir) (Request for confidential treatment of certain data)

10.6	Amendment to Option and License Agreement with USC dated April 21, 2003 (Request for confidential treatment of certain data)

10.7***	Patent License Agreement, effective August 1, 2002, between Biokeys, Inc. and the National Institutes of Health

10.8†	Letter Agreement, effective January 1, 2003, between Biokeys Pharmaceuticals, Inc. and Steven M. Plumb, P.C.

10.9†	Offer Letter, dated March 5, 2003, from Biokeys Pharmaceuticals, Inc. to Joan M. Robbins, Ph.D.

11.1*	Statement Regarding Computation of Per Share Earnings

21.1†	Subsidiaries of Biokeys Pharmaceuticals, Inc.

24.1*	Powers of Attorney (included on signature pages)

31.1	Section 302 – Principal Executive Officer Certification

31.2	Section 302 – Principal Financial Officer Certification

32.1	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*    Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10-SB, filed October 2, 2001.

**   Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10-SB/A, filed January 11, 2002.

***  Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed November 26, 2002.

†    Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-KSB filed April 16, 2003.

(b)	Reports on Form 8-K.

          We have not filed any current reports on Form 8-K since February 10, 2003.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2003	/s/ Steven M. Plumb
Steven M. Plumb, CPA
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description
2.1*	Agreement and Plan of Merger dated May 19, 2000 among BioQuest, Inc.; BioQuest Acquisition Corp.; and Biokeys, Inc.

3.1*	Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.

3.2	Not currently in use.

3.3*	Certificate of Merger of BioQuest Acquisition Corp. into Biokeys, Inc.

3.4*	Certificate of Incorporation of BioQuest Acquisition Corp.

3.6*	Amended and Restated Bylaws of Biokeys Pharmaceuticals, Inc.

3.7	Certificate of Ownership and Merger Merging Biokeys, Inc. with and into Biokeys Pharmaceuticals, Inc.

4.1*	Certificate of Designation of BioQuest, Inc.

4.2***	Certificate of Designation of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of Biokeys Pharmaceuticals, Inc. effective September 23, 2002

10.1**	Patent and Technology License Agreement with M.D. Anderson - June, 1996 (Request for confidential treatment of certain data)

10.2**	Amendment to M.D. Anderson Licensing Agreement June 15, 2000 (Request for confidential treatment of certain data)

10.3**	Option and License Agreement with USC - June 23, 1998 (Co Factor and Selone) (Request for confidential treatment of certain data)

10.4*	Amendment to Option and License Agreement with USC dated August 16, 2000 (Co Factor and Selone) (Request for confidential treatment of certain data)

10.5**	Option and License Agreement with USC dated August 17, 2000 (Thiovir) (Request for confidential treatment of certain data)

10.6	Amendment to Option and License Agreement with USC dated April 21, 2003 (Request for confidential treatment of certain data)

10.7***	Patent License Agreement, effective August 1, 2002, between Biokeys, Inc. and the National Institutes of Health

10.8†	Letter Agreement, effective January 1, 2003, between Biokeys Pharmaceuticals, Inc. and Steven M. Plumb, P.C.

10.9†	Offer Letter, dated March 5, 2003, from Biokeys Pharmaceuticals, Inc. to Joan M. Robbins, Ph.D.

11.1*	Statement Regarding Computation of Per Share Earnings

21.1†	Subsidiaries of Biokeys Pharmaceuticals, Inc. as of December 31, 2002

24.1*	Powers of Attorney (included on signature pages)

31.1	Section 302 – Principal Executive Officer Certification

31.2	Section 302 – Principal Financial Officer Certification

32.1	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*    Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10-SB, filed October 2, 2001.

**   Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10-SB/A, filed January 11, 2002.

***  Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed November 26, 2002.

†    Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-KSB filed April 16, 2003.