Form 10QSB
period 2003-09-30
ADVENTRX PHARMACEUTICALS INC
filed 2003-11-12
CIK 1160308

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     As of November 1, 2003, 40,804,118 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): YES [  ]    NO [X]

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION
   Item 1. Condensed Financial Statements
      Consolidated Balance Sheets
      Consolidated Statements of Operations
      Consolidated Statements of Cash Flows
   Item 2. Management's Discussion and Analysis or Plan of Operation
   Item 3. Controls and Procedures
PART II. OTHER INFORMATION
   Item 1. Legal Proceedings
   Item 2. Changes In Securities
   Item 3. Defaults Upon Senior Securities
   Item 4. Submission Of Matters To A Vote Of Security Holders
   Item 5. Other Information
   Item 6. Exhibits And Reports On Form 8-K
Signatures
Exhibit Index
Exhibit 3.7
Exhibit 10.6
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1


--------------------------------------------------------------------------------


                         ADVENTRX PHARMACEUTICALS, INC.
                    (formerly Biokeys Pharmaceuticals, Inc.)
                                   FORM 10-QSB
                               SEPTEMBER 30, 2003
                                      INDEX

PART I   FINANCIAL INFORMATION                                                          1
   Item 1. Condensed Financial Statements                                               1
         a. Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and        1
            December 31, 2002
         b. Consolidated Statements of Operations for the three months ended
            September 30, 2003 and 2002 and the nine months ended September 30, 2003
            and 2002 and for the period from inception through September 30, 2003       2
            (Unaudited)
         c. Consolidated Statements of Cash Flows for the nine months ended
            September 30, 2003 and 2002 and for the period from inception through       3
            September 30, 2003 (Unaudited)
         d. Notes to Consolidated Financial Statements (Unaudited)
   Item 2. Management's Discussion and Analysis or Plan of Operation                   17
   Item 3. Controls and Procedures                                                     27
PART II Other Information                                                              27
   Item 1. Legal Proceedings                                                           27
   Item 2. Changes In Securities                                                       27
   Item 3. Defaults Upon Senior Securities                                             28
   Item 4. Submission of Matters to a Vote of Security Holders                         28
   Item 5. Other Information                                                           28
   Item 6. Exhibits and Reports on Form 8-K                                            28

                                        i


--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         ADVENTRX PHARMACEUTICALS, INC.
                    (Formerly Biokeys Pharmaceuticals, Inc.)

                        (A Development Stage Enterprise)

                      Condensed Consolidated Balance Sheets

                                                                                      DECEMBER
                                                              SEPTEMBER 30,              31,
                                                                  2003                  2002
                                                          -------------------   ------------------
                                                               (UNAUDITED)
                         ASSETS
   Current asset - cash and cash equivalents              $         3,784,305   $          103,928
   Property and equipment, net                                         15,479               13,434
   Other assets                                                        55,690               12,983
                                                          -------------------   ------------------
      Total assets                                        $         3,855,474   $          130,345
                                                          ===================   ==================
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
   Current liabilities:
    Accounts payable and accrued liabilities              $           397,729   $          579,146
    Accrued salary and related taxes                                   57,994              115,021
    Accrued dividends payable                                          63,340               34,960
    Current portion of notes payable                                       --              197,075
                                                          -------------------   ------------------
      Total current liabilities                                       519,063              926,202
   Notes payable, net of current portion                                   --               56,873
                                                          -------------------   ------------------
      Total liabilities                                               519,063              983,075
                                                          -------------------   ------------------
   Commitments and contingencies                                           --                   --
   Shareholders' equity / (deficit):
                       Series A cumulative convertible
                         preferred stock, $0.01 par
                         value. Authorized 8,000 shares;
                         issued and outstanding, 473
                         shares (aggregate involuntary
                         liquidation preference $473,000
                         at September 30, 2003 and
                         December 31, 2002)                                 4                    4
                       Series B convertible preferred
                         series stock, $0.01 par value.
                         Authorized 200,000 shares;
                         issued and outstanding,
                         200,000 shares in 2002 (no
                         liquidation preference)                        2,000                2,000
                       Series C convertible preferred
                         stock, $0.01 par value.
                         Authorized 125,000 shares;
                         issued and outstanding, 70,109
                         shares in 2002 (aggregate
                         involuntary liquidation
                         preference $701,093 at December
                         31, 2002)                                         --                  701
                        Common stock, $0.001 par value.
                         Authorized 100,000,000 shares;
                         issued 41,363,915 and outstanding
                         40,714,118 shares in 2003 and
                         issued and outstanding 17,460,275
                         shares in 2002                                41,398               17,496
    Additional paid-in capital                                     31,009,872           25,276,138
    Deficit accumulated during the development stage              (27,666,011)         (26,149,069)
    Treasury stock, at cost                                           (50,852)                  --
                                                          -------------------   ------------------
       Total shareholders' equity / (deficit)                       3,336,411             (852,730)
                                                          -------------------   ------------------
     Total liabilities and shareholders' equity / (deficit)       $ 3,855,474            $ 130,345
                                                          ===================   ==================

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                         ADVENTRX PHARMACEUTICALS, INC.
                    (Formerly Biokeys Pharmaceuticals, Inc.)

                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Operations

                                   (unaudited)

                                                                                                                        INCEPTION
                                                                                                                     (JUNE 12, 1996)
                                                                                                                         THROUGH
                                     THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,         SEPTEMBER 30,
                                 --------------------------------------- ------------------------------------------ ----------------
                                        2003               2002                2003                 2002                2003
                                 ------------------  ----------------- ---------------------  ------------------- ----------------
                Net sales        $               --  $              --                   --                   --  $        174,830
                Cost of goods
                  sold                           --                 --                   --                   --            51,094
                                 ------------------  ----------------- ---------------------  ------------------- ----------------
   Gross margin                                  --                 --                   --                   --           123,736
                Grant revenue                    --                 --                3,603                   --           129,733
                Interest income               2,740                 --                4,464                  948            94,431
                                 ------------------  ----------------- ---------------------  ------------------- ----------------
                                              2,740                 --                8,067                  948           347,900
                                 ------------------  ----------------- ---------------------  ------------------- ----------------
                Operating
                  expenses:
                  Research and
                    development             208,778            205,700              415,301              390,327         4,396,230
                  General and
                    administrative          277,248            331,645            1,103,176            1,301,002         7,932,424
                  Depreciation
                    and
                    amortization              1,969            128,272                5,146              384,815        10,094,883
                  Impairment
                    loss -
                    write off
                    of goodwill                  --                 --                   --                   --         5,702,130
                  Interest
                    expense                     212             13,613                1,386               40,393           179,090
                  Equity in
                    loss of
                    investee                     --                 --                   --                   --           178,936
                                 ------------------  ----------------- ---------------------  ------------------- ----------------
  Total operating expenses                  488,207            679,230            1,525,009            2,116,537        28,483,693
                                 ------------------  ----------------- ---------------------  ------------------- ----------------
                    Loss before
                      cumulative
                       effect of
                       change in
                      accounting
                      principle            (485,467)          (679,230)          (1,516,942)          (2,115,589)      (28,135,793)
                 Cumulative
                 effect of
                 change in
                 accounting
                 principle                       --                 --                   --                   --           (25,821)
                                 ------------------  ----------------- ---------------------  ------------------- ----------------
  Net loss                                 (485,467)          (679,230)          (1,516,942)          (2,115,589)      (28,161,614)
  Preferred stock dividends                  (9,460)           (64,702)             (28,380)            (200,220)         (602,320)
                                 ------------------  ----------------- ---------------------  ------------------- ----------------
  Net loss applicable to common
   stock                         $         (494,927) $        (743,932)$         (1,545,322)  $       (2,315,809) $    (28,763,934)
                                 ==================  ================= =====================  =================== ================
  Loss per common share - basic
   and diluted                   $             (.02) $            (.05)$              (0.05) $             (0.15)
                                 ==================  ================= =====================  ===================

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                         ADVENTRX PHARMACEUTICALS, INC.
                    (Formerly Biokeys Pharmaceuticals, Inc.)

                        (A Development Stage Enterprise)

                 Condensed Consolidated Statements of Cash Flows

                                   (unaudited)

                                                                                           INCEPTION
                                                                                        (JUNE 12, 1996)
                                                  NINE MONTHS ENDED SEPTEMBER 30,           THROUGH
                                              ---------------------------------------    SEPTEMBER 30,
                                                     2003                 2002                2003
                                              ------------------  ------------------- -------------------
   Cash flows from operating activities:
     Net loss                                 $       (1,516,942) $        (2,115,589)$       (28,161,614)
   Adjustments to reconcile net loss to net
 cash used in operating activities:
    Depreciation and amortization                          5,146                1,812           9,644,883
    Amortization of debt discount                             --              356,003             450,000
    Forgiveness of employee receivable                        --                   --              30,036
    Impairment loss - write off of goodwill                   --                   --           5,702,130
    Expenses paid by warrants                            105,883               17,121             436,130
    Expenses paid by preferred stock                          --              102,375             142,501
    Expenses related to stock warrants issued                 --              289,262             612,000
    Expenses related to employee stock
  options issued                                         249,969                   --             579,265
    Expenses paid by issuance of common stock            160,299                2,595             771,048
    Equity in loss of investee                                --                   --             178,936
    Write-off of license agreement                            --                   --             152,866
    Cumulative effect of change in
  accounting principle                                        --                   --              25,821
    Changes in assets and liabilities,   net
  of effect of acquisitions:
    (Increase) decrease in other assets                  (42,707)              19,411            (195,058)
     Increase (decrease) in accounts payable
   and accrued liabilities                              (184,877)             549,524             (65,472)
     Increase in sponsored research payable
   and license obligation                                     --                   --             924,318
                                              ------------------  ------------------- -------------------
     Net cash used in operating activities            (1,223,229)            (777,486)         (8,772,210)
                                              ------------------  ------------------- -------------------
  Cash flows from investing activities:
   Purchase of certificate of deposit                         --                   --          (1,016,330)
   Maturity of certificate of deposit                         --                   --           1,016,330
   Purchases of property and equipment                    (7,191)                  --            (113,284)
   Payment on obligation under license
     agreement                                                --                   --            (106,250)
   Cash acquired in acquisition of subsidiary                 --                   --              64,233
   Issuance of note receivable - related
 party                                                        --                   --             (35,000)
   Payments on note receivable                                --               35,993             405,993
   Advance to investee                                        --                   --             (90,475)
   Cash transferred in rescission of
 acquisition                                                  --                   --             (19,475)
   Cash received in rescission of acquisition                 --                   --             230,000
                                              ------------------  ------------------- -------------------
     Net cash provided by (used in)
   investing activities                                   (7,191)              35,993             335,742
                                              ------------------  ------------------- -------------------
  Cash flows from financing activities:
   Proceeds from sale of preferred  stock                     --              300,000           4,200,993
   Proceeds from sale of common stock                  5,164,745                   --           7,100,710
   Proceeds from sale or exercise of
 warrants                                                     --              286,675             334,516
   Repurchase of warrants                                     --                   --             (55,279)
   Payment of financing and offering costs                    --                   --             (98,976)
   Payments of notes payable and long-term
    debt                                                (253,948)                  --            (605,909)
   Proceeds from issuance of notes payable
    and detachable warrants                                   --               80,000           1,344,718
                                              ------------------  ------------------- -------------------
     Net cash provided by financing
       activities                                      4,910,797              666,675          12,220,773
                                              ------------------  ------------------- -------------------
   Net increase (decrease) in cash and
   cash equivalents                                    3,680,377              (74,818)          3,784,305
  Cash and cash equivalents at beginning of
   period                                                103,928              164,476                  --
                                              ------------------  ------------------- -------------------
  Cash and cash equivalents at end of period  $        3,784,305  $            89,658 $         3,784,305
                                              ==================  =================== ===================

  See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                         ADVENTRX PHARMACEUTICALS, INC.
                        (A Development Stage Enterprise)
              Notes to Condensed Consolidated Financial Statements
                  Nine months ended September 30, 2003 and 2002
                                   (Unaudited)

(1)   DESCRIPTION OF THE COMPANY

      ADVENTRX Pharmaceuticals, Inc., a Delaware corporation (the Company), is a development stage enterprise, that conducts biomedical research and development focused on treatments for cancer and certain viral infections, including HIV. The Company currently does not manufacture, market, sell or distribute any product. Through its license agreements with University of Texas M.D. Anderson Cancer Center (M.D. Anderson), University of Southern California (USC), and the National Institutes of Health (NIH), the Company has rights to drug candidates in varying early stages of development.

      On May 30, 2003, the Company merged its wholly-owned subsidiary, Biokeys, Inc., into itself and changed the name of the Company from Biokeys Pharmaceuticals, Inc. to ADVENTRX Pharmaceuticals, Inc. The merger had no effect on the financial statements of the Company.

      The Company's shares of common stock trade in the over-the-counter market under the symbol AVRX.

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

--------------------------------------------------------------------------------

     CASH EQUIVALENTS

     Highly-liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents.

     FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents and accounts payable are a reasonable estimate of their fair values at the balance sheet dates due to the short-term nature of these instruments. The fair value of notes payable at the date of issuance and at September 30, 2003 was not determinable.

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

     INCOME TAXES

     Income taxes are accounted for using the asset and liability method under which deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in

--------------------------------------------------------------------------------
     income in the period that includes the enactment date. Deferred tax expense or benefit is recognized as a result of the change in the asset or liability during the period.

     SUPPLEMENTARY CASH FLOW INFORMATION

     Interest of $212 and $1,386 was paid during the nine months ended September 30, 2003 and 2002, respectively. No income taxes were paid during 2003 and 2002.

     Noncash investing and financing transactions excluded from the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 are as follows:

                                         2003                    2002
                                  -----------------      -----------------
  Dividends accrued                    $ 28,380               $ 200,220
  Conversion of accrued interest
    into common stock                    53,326                      --
  Issuance of common stock upon
    conversion of preferred stock       701,093                      --
  Issuance of warrants for
    return of common stock               50,852                      --
  Cashless exercise of a warrant             23

     NEW ACCOUNTING PRONOUNCEMENTS

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

--------------------------------------------------------------------------------

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) which addressed consolidation by business enterprises of variable interest entities that meet certain criteria. FIN 46 was effective upon issuance, but did not have an impact on the Company's financial position or results of operations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150), which establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is generally effective for interim periods beginning after June 15, 2003.

      The adoption of these new pronouncements did not have, or are not expected to have, a material effect on the Company's consolidated financial position or results of operations.

(3)   PROPERTY AND EQUIPMENT

      Property and equipment at September 30, 2003 and December 31, 2002 were as follows:

                                           USEFUL
                                           LIVES               2003                2002
                                     ----------------- -------------------  ------------------
  Office furniture and equipment          5 years       $           39,074  $           31,883
  Computer software and equipment         3 years                   11,845              11,845
                                                       -------------------  ------------------
                                                                    50,919              43,728
  Less accumulated depreciation and
    amortization                                                   (35,440)            (30,294)
                                                       -------------------  ------------------
                                                        $           15,479  $           13,434
                                                       -------------------  ------------------

(4)   NOTES PAYABLE

      In October and December 2001, the Company issued notes payable totaling $300,000 and $150,000, respectively. The notes bear interest at 12% and were originally due on the earlier of November 1, 2002 or the date of receipt by the Company of gross proceeds of at least $600,000 from private placement offerings. Interest accrues at 12% annually and was to be paid in shares of common stock when the notes were to be repaid, based on the five-day average closing price of common stock preceding the date when interest is due. The notes were issued with detachable warrants to purchase a total of 450,000 shares of common stock through November 2006 at an exercise price of $4.00 per share through December 31, 2002, and thereafter at

--------------------------------------------------------------------------------
      an exercise price that will be fixed at the higher of $2.50 or the average closing price of the Company's common stock during the 20 trading days prior to December 31, 2002, not to exceed $4.00 per share.

      The entire proceeds of $450,000 were allocated to the warrants and debt discount. The fair value of the warrants, calculated using the Black-Scholes pricing model, is greater than the proceeds. The fair value of the notes payable was not determinable at the dates of issuance. Of the original debt discount of $450,000, amortized to the redemption value of the debt through the initial stated due date of the notes payable, $118,667 and $237,335 was amortized during the three and nine months ended September 30, 2002, respectively.

      Between October and December 2002, some of the notes and warrants were amended and $220,000 in notes were converted to Series C preferred stock of the Company. $60,000 in notes were repaid and the due date of the $170,000 in remaining notes was extended to April 1, 2003. The exercise price of nine warrants to purchase an aggregate of 420,000 shares of common stock was amended to $0.50 per share. The outstanding balance on the notes was $170,000 at December 31, 2002. In April 2003, the Company converted a trade payable into a note payable in the amount of $83,948. The note carried interest at 10% per year and called for eighteen monthly payments of $5,000 per month beginning July 1, 2003. The trade payable was reclassified as of December 31, 2002 with current and long term portions of $27,075 and $56,873. The note was repaid in full in June 2003.

(5)   INCOME TAXES

      Significant components of income tax expense for the three and nine months ended September 30, 2003 and 2002 are as follows:

                      THREE MONTHS ENDED
                        SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
           --------------------------------------- ---------------------------------------
                   2003                2002                2003                2002
           -------------------  ------------------ -------------------  ------------------
Deferred
tax
benefit    $           148,058  $          382,638 $           344,280  $          667,825

Increase
in
valuation
allowance
for
deferred
tax assets            (148,058)           (382,638)           (344,280)           (667,825)
           -------------------  ------------------ -------------------  ------------------
  Income
  tax
  expense  $                --  $               -- $                --  $               --
           ===================  ================== ===================  ==================

     The tax effects of temporary differences that give rise to deferred tax assets at September 30, 2003 and December 31, 2002 are as follows:

--------------------------------------------------------------------------------

                                               2003                 2002
                                        ------------------  -------------------
Net operating loss carryforward         $        4,398,414  $         4,051,425
Organization costs and license
agreement, due to differences in
amortization                                        27,825               30,534
                                        ------------------  -------------------
  Total deferred tax assets                      4,426,239            4,081,959
Less valuation allowance                        (4,426,239)          (4,081,959)
                                        ------------------  -------------------
  Net deferred tax assets               $               --  $                --
                                        ------------------  -------------------

      At September 30, 2003, the Company had unused net operating loss carryforwards of approximately $13,000,000 for tax reporting purposes, which expire from 2112 through 2114 and from 2119 through 2123.

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

      In December 2001, the Company entered into a consulting agreement with a third party for financial consulting services. The services were paid through the issuance of 273 shares of Series A preferred stock

--------------------------------------------------------------------------------
     with a fair value of $273,000, 12,585 shares of common stock with a fair value of $24,541, and five-year warrants to purchase 34,125 shares of common stock at an exercise price of $5.00 per share with a fair value of $62,280. The compensation vested 50% in December 2001 and 50% in December 2002. The Company recognized the value of 50% of these equity instruments in 2002 and 2001 and recorded a noncash charge to expense of $154,769 and $315,909, respectively. The warrants were valued using the Black-Scholes pricing model. Common stock was valued using the market price of common stock as defined in EITF 96-18. Series A preferred stock was valued at the liquidation value of $1,000 per share.

     In February 2002, the Company issued 200,000 shares of Series B Convertible Preferred Stock at $1.50 per share for proceeds of $300,000. The par value of the Series B Convertible Preferred Stock is $0.01 and there is no liquidation preference.

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

     In October and December 2002, the Company issued an aggregate of 70,109.3 shares of Series C Convertible Preferred Stock (Series C preferred stock) with a par value of $0.01 per share. The Series C preferred stock is convertible into common stock at $0.05 per share and has a liquidation preference of $10 per share plus accrued and unpaid dividends. The purchase price of 22,000 shares of Series C preferred stock was paid by the conversion of $220,000 of notes payable. In addition, warrants that were issued in conjunction with the converted notes payable were amended to modify the purchase price of the common stock to $0.50 per share.

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

     In March 2003, the holders of 70,109.3 shares of Series C preferred stock elected to convert their shares of Series C preferred stock into 14,021,860 shares of common stock.

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

--------------------------------------------------------------------------------

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

     Between August 2003 and September 2003, the Company completed a private placement of 2,691,990 shares of common stock and warrants to purchase an additional 834,600 shares of common stock at $1.25 per share to private investors for gross proceeds of $2,691,990 in cash.

     The Company paid cash commissions of $124,500 in connection with the private placement.

     In September 2003 the Company issued 124,076 shares of common stock as commissions on the private placement. The value of the commission was $188,596.

     In September 2003, a warrant to purchase a total of 150,000 shares of common stock at $1.25 per share was exercised in a cashless exchange for 23,165 shares of common stock.

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

     At September 30, 2003, there were outstanding warrants to purchase a total of 5,651,617 shares of common stock as follows:

                                             EXERCISE
              WARRANTS                         PRICE           EXPIRATION DATE
       ---------------------         --------------------     ------------------
                 689,148                     $ 0.49           December 2003
                 620,622                       0.49           September 2005
                 450,000                       0.50           October 2005
                  85,000                       0.50           March 2006
                 100,000                       3.00           April 2006
                 144,740                       0.01           May 2006
                 150,000                       0.50           May 2006
               1,850,779                       0.60           May 2006
                 502,528                       0.49           June 2006
                 958,800                       1.25           October 2006

--------------------------------------------------------------------------------

(7)   STOCK COMPENSATION PLANS

      In October 2002, the Company granted three non-statutory stock options to purchase an aggregate of 1,525,000 shares and one non-statutory stock option to purchase 165,000 shares of common stock at $0.20 and $0.50 per share, respectively. The value of the options on the date of the grant was $329,296.

      In March 2003, the Company granted four non-statutory stock options to purchase an aggregate of 1,900,000 shares of the Company's common stock at $0.50 per share. The options were valued using the Black-Scholes pricing model. The value of the options on the date of the grant was $948,846. The Company recognized compensation expense of $98,153 and $249,969 in the three and nine month periods ended September 30, 2003, respectively, related to the portion of the options which vested in that period.

      In April and June 2003, the Company and four of its option holders agreed to revise the vesting schedules of the non-statutory stock options held by such optionholders. No other terms were changed. In addition, in June 2003 one non-statutory stock option was modified such that any portion of the option that was not vested as of July 1, 2003 was cancelled in exchange for cash compensation.

      On July 1, 2003, the Company formed a Scientific Advisory Board (the SAB). Each of the three SAB members were granted an option to purchase 30,000 shares of common stock at a purchase price of $1.25 per share. The value of the options on the date of grant, July 1, 2003, is $97,086.

                                                              SEPTEMBER 30, 2003
                                                    -------------------------------------
                                                           SHARES        WEIGHTED-AVERAGE
            NON-STATUTORY STOCK OPTIONS                    (000)          EXERCISE PRICE
-------------------------------------------------   ------------------- -----------------
Outstanding at January 1, 2003                                    1,690     $0.23
Granted                                                           1,990     $0.55
Exercised                                                            --        --
Forfeited                                                           750     $0.50
                                                     ------------------
Outstanding at September 30, 2003                                 2,930     $0.37
                                                     ==================
Options exercisable at September 30, 2003                         1,730
Weighted-average fair value of options granted
during the nine months                              $              0.55

--------------------------------------------------------------------------------

                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                  ------------------------------------------------    ----------------------------------
                                       WEIGHTED-
                                        AVERAGE        WEIGHTED-                             WEIGHTED-
                      NUMBER           REMAINING        AVERAGE            NUMBER             AVERAGE
   RANGE OF         OUTSTANDING       CONTRACTUAL       EXERCISE         EXERCISABLE          EXERCISE
EXERCISE PRICE      AT 9/30/03            LIFE           PRICE           AT 9/30/03            PRICE
----------------  ----------------  -----------------  ------------   -----------------   --------------
$0.20  to  $1.2       2,930,00                            0.36             1,730,40             0.31
        5                   0          7.4 years         $   7                   0             $   9

     None of the foregoing options were issued pursuant to a stock option plan. The options expire on December 30, 2008 and vest as follows:

                                            EXERCISE
            OPTIONS                          PRICE                      VESTING DATE
    -------------------------- -------------------------------    -------------------------
          1,012,500                          $0.20                       October 2002
            165,000                           0.50                       October 2002
            100,000                           0.50                        March 2003
            135,500                           0.50                        April 2003
             62,500                           0.20                        July 2003
            179,167                           0.50                        July 2003
             11,250                           0.20                        July 2003
             62,500                           0.20                       October 2003
             54,167                           0.50                       October 2003
             11,250                           1.25                       October 2003
             12,500                           0.20                      December 2003
             62,500                           0.20                       January 2004
             54,167                           0.50                       January 2004
             11,250                           1.25                       January 2004
             62,500                           0.20                        April 2004
            154,167                           0.50                        April 2004
             11,250                           1.25                        April 2004
             62,500                           0.20                        July 2004
             54,167                           0.50                        July 2004
             11,250                           1.25                        July 2004
             62,500                           0.20                       October 2004
             54,167                           0.50                       October 2004
             11,250                           1.25                       October 2004
             62,500                           0.20                       January 2005
             54,167                           0.50                       January 2005
             11,250                           1.25                       January 2005
             62,500                           0.20                        April 2005
            141,667                           0.50                        April 2005
             11,250                           1.25                        April 2005
             41,667                           0.50                        July 2005
             41,667                           0.50                       October 2005
             41,667                           0.50                       January 2006
             41,663                           0.50                        April 2006

--------------------------------------------------------------------------------

(8)   NET LOSS PER COMMON SHARE

      The computation of basic and diluted net loss per share for the three and nine months ended September 30, 2003 and 2002 is as follows:

                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                           SEPTEMBER 30,                           SEPTEMBER 30,
              --------------------------------------- ---------------------------------------
                      2003                2002                2003                2002
              -------------------  ------------------ -------------------  ------------------
Numerator:
  Net loss    $          (485,477)           (679,230)$        (1,516,942)         (2,115,589)
  Preferred
  stock
  dividends                (9,460)            (64,702)            (28,380)           (200,220)
              -------------------  ------------------ -------------------  ------------------
   Numerator
   for basic
   and
   diluted
   loss per
   share      $          (494,937)           (743,932)$        (1,545,322)         (2,315,809)
              ===================  ================== ===================  ==================
Denominator
for basic
and diluted
loss per
share -
weighted
average
common
shares
outstanding            23,839,669          15,679,743          30,245,421          15,322,340
              ===================  ================== ===================  ==================
Loss per
common share
- basic and
diluted       $             (0.02)              (0.05)$             (0.05)              (0.15)
              ===================  ================== ===================  ==================

      Net loss per common share is calculated according to Statement of Financial Accounting No. 128, Earnings per Share, using the weighted average number of shares of common stock outstanding during the period. At September 30, 2003 and 2002, 5,551,167 and 2,802,217 potentially dilutive shares, respectively, were not included in the computation of net loss per common share - diluted, as their effect would have been antidilutive due to the Company's net loss incurred in 2003 and 2002.

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

--------------------------------------------------------------------------------

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

      USC

      Under an Option and License Agreement with USC dated January 23, 1998, amended August 16, 2000, the Company acquired license rights to a total of three patents, two relating to the Company's CoFactor product and one relating to Selone, both of which are intended for use in connection with cancer chemotherapy. In addition, under a second Option and License Agreement dated August 17, 2000, the Company acquired rights under four patents related to its Thiovir anti-viral technologies. These agreements with USC (the USC License Agreements) grant the Company exclusive worldwide licenses to study, use, manufacture and market drug products covered by the subject patents. Under the USC License Agreements, the Company is obligated to pay USC for out-of-pocket expenses incurred in filing, prosecuting, enforcing, and maintaining the licensed patent rights and all future patent-related expenses paid by USC as long as the USC License Agreements remains in effect and until the patent rights have expired. USC's retained interest consists of royalties on net sales of licensed products and a share of consideration received by the Company from all sublicenses and assignments. No royalties have been paid under this agreement. The USC License Agreements continue in effect until all patent rights have expired.

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

(10) SPONSORED RESEARCH

      Since September 1996, the Company has entered into a total of four Sponsored Research Agreements (SRAs) with M.D. Anderson. Under the SRAs, M.D. Anderson agreed to conduct specific research activities for the Company, at the expense of the Company, into various aspects of treating HIV infections using technologies made available under the M.D. Anderson License Agreement. All amounts due to M.D. Anderson under the first three SRAs were paid or settled as of December 31, 2000, and such SRAs have been terminated. The most recent SRA with M.D. Anderson, entered into September 7, 2000, provides for studies to test the ability of a mixture of synthetic HIV derived peptides to elicit an antibody-negative cell mediated immune response. The testing will seek to determine if this immune response can protect against new infection and if the preparation can be administered after HIV infection as a therapeutic. This SRA requires a total of $814,490

--------------------------------------------------------------------------------
      payable in two equal installments for research to be conducted through 2001 and into 2002. The first installment was paid by the Company in 2000 and the second in 2001.

(11) OPERATIONAL STATUS

      The accompanying consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and had net losses of $1,516,942 and $2,105,727 for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively.

      Through September 30, 2003 the Company has been principally engaged in licensing and research and development efforts. The Company has no current revenues, is not marketing any products, and projects a loss from operations for 2003. The Company will require additional capital, which it intends to obtain through equity and debt offerings and/or strategic partnership in order to continue to operate its business. The Company's ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties and delays frequently encountered in operating a new business, particularly since the Company will focus on research, development and unproven technology which may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products or technologies, there can be no assurance that the Company will generate sufficient revenues from the sale or licensing of such products and technologies to be profitable. Management believes that the Company's ability to meet its obligations as they become due and to continue as a going concern through at least December 31, 2003 is dependent upon obtaining additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      OPERATING LEASES

      The Company is obligated under operating leases for office space and equipment. The Company had a lease for office space in Houston, Texas which expired in November 2000 and was continued on a month-to-month basis through October 31, 2002 at which point it was terminated. In February 2001, the Company leased office space in San Diego, California. The lease requires a monthly payment of $3,038 and expires in January 2004. Rent expense was $28,247 and $44,776 during the nine months ended September 30, 2003 and 2002, respectively.

      Future rental commitments under all operating leases amounts to $17,377 in 2004.

(13) SUBSEQUENT EVENTS

      In October 2003, the Company completed a private placement of 90,000 shares of common stock and warrants to purchase an additional 27,000 shares of common stock at $1.25 per share to private investors for gross proceeds of $90,000 in cash.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Management Discussion and Analysis or Plan of Operation should be read in conjunction with the accompanying consolidated financial statements and notes included in this report. This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our products and technology, our strategy, competition, expected financial performance and other aspects of our business identified in this Quarterly Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "expects," "intends," "projects," or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future

CoFactor(TM), BlockAide/CR(TM), BlockAide/VP(TM), Thiovir(TM), EradicAide(TM) and Selone(TM) are our trademarks. Product names, trade names and trademarks of other entities are also referred to in this report.

GENERAL

          In this report, the terms "Company," "we," "us" and "our" refer to ADVENTRX Pharmaceuticals, Inc. The term "Common Stock" refers to the Company's Common Stock, par value $0.001 per share.

          We were initially organized as a corporation under the Delaware General Corporation Law in December 1995. In October 2000, we closed the merger of our wholly owned subsidiary, Biokeys Acquisition Corp., with and into Biokeys, Inc. In consideration of the merger, we issued an aggregate of 6,999,990 shares of Common Stock to the holders of capital stock of Biokeys, Inc. In May 2003, we merged Biokeys, Inc., our wholly owned subsidiary, into the Company and changed our name from Biokeys Pharmaceuticals, Inc. to ADVENTRX Pharmaceuticals, Inc.

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

          As a development-stage biomedical research company, we have not yet generated any revenues from our anticancer and antiviral drug candidates and have had no earnings since inception. Our expenses from inception have related to costs incurred in research activities for the development of our drug candidates and administrative expenses required to support these efforts. As of September 30, 2003, we have an accumulated development stage deficit of $(27,666,011).

          We expect losses to continue for the foreseeable future, and such losses will likely increase as we approach human clinical trials for our CoFactor drug and our HIV drugs. Future profitability will be dependent upon our ability to complete the development of our pharmaceutical products, obtain necessary regulatory approvals and

--------------------------------------------------------------------------------
effectively market such products. Also, the Company, which has only limited resources, will be required to establish agreements with other parties for the clinical testing, manufacturing, commercialization and sale of its products.

          Our drug candidate CoFactor(TM), a chemotherapy biomodulator also known as 5, 10 methylenetetrahydrofolate, a naturally occurring substance necessary for cell growth, is scheduled to begin human clinical trials in QI 2004 for a front-line, 48 patient Phase II human trial in the United States. The trial design is a Simon Two Phase study to treat metastatic colorectal cancer. The first phase of the trial will consist of 23 newly diagnosed patients. Each patient will be dosed with 60mg/m2 of bolus CoFactor 20 minutes before receiving 450mg/m2 of 5-FU once a week for two eight week-cycles, consisting of six weekly treatments, followed by two weeks of rest. Patients will be evaluated after each eight week cycle for tumor response. If four or more patients exhibit a response to treatment, defined as measurable tumor reduction of greater than 50%, 25 additional patients will be enrolled in Stage 2. The Company expects similar results as experienced in 33 metastatic colorectal cancer patients in Sweden in a previous clinical trial where time to tumor progression (the length of time that tumors are stable or responding to treatment) and remission rates were doubled and less toxicity was observed over the current approved therapy. The Simon Two Phase trial is designed to study safety and efficacy and has the potential to be merged into a Phase III clinical trial depending on response rates, toxicities and time to progression. The Company has contracted for the manufacturing of CoFactor for our Phase II clinical trial. CoFactor has been manufactured according to cGMP (current good manufacturing practices) standards with Merck Eprova AG in Schaffhausen, Switzerland. We signed a contract with a principal investigator and a clinical research organization (CRO) for the trial. Each phase of the trial is expected to cost approximately $600,000 for a total of $1,200,000. Depending on patient recruitment rates, the Company expects this trial to last for approximately one year. The Company has allocated resources to fund the first half of the trial and plans to either raise additional capital or enter into a development partnership to continue the trial. We cannot assure that we will be able to raise additional capital or enter into any development partnerships to continue the trial. The inability to fund the second half of this clinical trial could have a material adverse effect on the Company.

          Our drug candidate BlockAide/CR(TM), an HIV Viral Entry Inhibitor, composed of a 15 amino acid peptide which mimics a portion of the V3 loop of HIV, is scheduled to begin human clinical trials in QI 2004 for the treatment of HIV and AIDS. The trial will consist of 16 HIV- infected patients in a Phase Ib/IIa trial that will take place at the VA Hospital at the University of California at San Diego ("UCSD"). The Company has contracted for the manufacture of BlockAide/CR under cGMP standards with Multiple Peptide Systems in San Diego, CA. Dr. David Looney, Associate Professor of Medicine at UCSD, will act as principal investigator for the trial and Synteract, will serve as the clinical research organization (CRO). The purpose of the trial is to investigate safety, pharmacology, and virological effects of BlockAide/CR in HIV- infected patients not currently on HAART (highly active antiretroviral therapy). Efficacy parameters to be examined will include response of plasma HIV levels and CD4 (immune system cell) count. The first six patients will receive 10mg of BlockAide/CR by intravenous injection once per day for two weeks. The second ten patients will receive 100mg of BlockAide/CR for two weeks by intravenous injection once per day. The trial is expected to cost approximately $450,000. The Company has allocated resources to fund this clinical trial.

          Our drug candidate EradicAide(TM), is an HIV therapeutic vaccine, composed of six synthetic peptides, which stimulates a killer-T cell response to clear HIV-infected cells. The Company plans to begin human trials during QII 2004. The Company intends to file an investigational new drug application with the Food and Drug Administration (the "FDA") for permission to treat HIV-infected individuals in a Phase Ib/IIa trial, which will enable collection of safety and early efficacy data. The intended protocol is a 10-patient study consisting of HIV-infected individuals who will be treated with autologous (the patient's own) dendritic cells (cells that present antigens to other immune system cells, such as CD4 cells) that have been pulsed with EradicAide peptides. The Company expects to determine the virologic response to this treatment, while establishing the safety and tolerability of the peptides in human use. In addition, the Company is in the process of evaluating several adjuvant (immune stimulator) systems as delivery vehicles for the EradicAide peptides. The initial trial is expected to cost approximately $500,000. Cost will increase as additional studies are implemented to test different adjuvant systems that would enable universal treatment without the need for autologous dendritic cells. The Company has allocated resources for the initial trial. We cannot assure that we will be able to raise additional capital or enter into any

--------------------------------------------------------------------------------
development partnerships to conduct subsequent trials. The inability to fund the subsequent clinical trials of EradicAide could have a material adverse effect on the Company.

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

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

          The Company continued to have no operating revenue and only minimal interest income earned on the balance of funds maintained in the Company's bank accounts in the calendar quarters and nine months ended September 30, 2003 and 2002.

          During the third quarter of 2003, we continued our research and development efforts in connection with our CoFactor product for colorectal cancer and our EradicAide and BlockAide products for HIV/AIDS. We incurred research and development expenses of $208,778 for the quarter; up from $205,700 in the year-earlier period. Research and development expenses for the nine months ended September 30, 2003 were $415,301, up from $390,327, in the year-earlier period.

          On July 8, 2002, the Company announced it had been granted an exclusive worldwide license by the NIH for an issued US patent and issued and applied for foreign patents for Europe, Australia, Japan, Israel and Canada. The technology covered by these patents and patent applications complements patents and technology licensed to the Company from M.D. Anderson for the development of the Company's viral entry inhibitor, BlockAide/CR. The agreement requires the Company to pay NIH previously incurred patent expenses, ongoing patent maintenance fees, minimum annual royalties, milestone payments related to the progress of the product from preclinical status through

--------------------------------------------------------------------------------
various stages of human clinical trials and application for marketing approval by the FDA, and royalties of 1.5 to 2.0 percent on net sales, if and when they occur.

          General and administrative expenses for the third quarter of 2003 decreased by $54,397 to $277,248 from $331,645 in the year-earlier quarter. General and administrative expenses for the nine months ended September 30, 2003 were $1,103,176 compared to $1,301,002 in the year-earlier period. The decrease of $197,826 was due to lower consulting, legal and professional fees in 2003.

          Depreciation and amortization amounted to $1,969 for the three months and $5,146 for nine months ended September 30, 2003 compared with $128,272 for the three months and $384,815 for the nine months ended September 30, 2002. The larger amounts in 2002 included amortized debt discount relating to $450,000 of notes payable that were issued in the fourth quarter of 2001 of $118,668 and $356,002 in the three and nine months ended September 30, 2002, respectively, and amortized other assets of $9,000 and $27,000 in the three and nine months ended September 30, 2002, respectively.

          Interest expense amounted to $212 for the three months and $1,386 for nine months ended September 30, 2003 compared with $13,613 for the three months and $40,393 for the nine months ended September 30, 2002. The decrease is due to the maturation and retirement of notes payable during 2002 and 2003.

          As a result of the increase in compensation expense recorded related to the issuance and recording of employee stock options and the reduction in debt discount amortization, and the other factors noted above, the Company's loss for the third quarter decreased to $(485,467) from a loss of $(679,230) for the year-earlier period, and the loss per share decreased to $(0.02) from $(0.05) per share in the year-earlier period. For the nine-month period, the loss declined to $(1,516,942) or $(0.05) per share from $(2,115,589) or $(0.15)
per share in the first nine months of 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

          The Company has incurred negative cash flows since its inception, and has funded its activities primarily through short-term loans and sales of equity securities. As of September 30, 2003, cash amounted to $3,784,305, compared with $103,928 on December 31, 2002.

          The Company does not have any bank or any other commercial financing arrangements. The Company's operations since the merger with Biokeys, Inc. and during the preceeding 12 months have been funded primarily from the proceeds of private equity placements.

          On September 12, 2002, the Company announced, in conjunction with BioDelivery Sciences International ("BDSI") that the NIH awarded a $300,000 SBIR (Small Business Innovation Research) grant to BDSI to further develop the formulation of the Company's EradicAide HIV drug. BDSI is working with the Company, via its researchers at M.D. Anderson, to test technology for oral delivery of EradicAide. BDSI began receiving funding from the $300,000 grant during the first quarter of 2003 and will receive periodic installments over two years, as work progresses. These funds will be divided approximately equally between BDSI and M.D. Anderson on behalf of the Company, based upon actual expenditures which will be reimbursed from the grant.

          As discussed earlier in this report, the Company anticipates initiating human clinical trials for three of its drug candidates, the cost of which is expected to total between $8 million and $10 million over the next 18 months. We continue to seek the additional capital necessary to fund our research projects and clinical trials, as well as general and administrative expenses. Continuation of our research and development activities is dependent on obtaining additional financing. The Company is actively seeking such financing. The Company anticipates obtaining additional capital through equity or debt financing, strategic alliances with corporate partners and others, or through other sources not yet identified. The Company cannot guarantee that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with

--------------------------------------------------------------------------------
collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.

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

          WE HAVE A SUBSTANTIAL ACCUMULATED DEFICIT AND LIMITED WORKING CAPITAL.

          The Company had an accumulated deficit of $27,666,011 as of September 30, 2003. Since the Company presently has no source of revenues and is committed to continuing its product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA and successfully marketed. In addition, the Company has funded its operations primarily through the sale of Company securities, and has had limited working capital for its product development and other activities.

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

          THE COMPANY IS NOT CERTAIN THAT IT WILL BE SUCCESSFUL IN THE DEVELOPMENT OF ITS DRUG CANDIDATES.

          The successful development of any new drug is highly uncertain and is subject to a number of significant risks. Our drug candidates, which are in a development stage, require significant, time-consuming and costly development, testing and regulatory clearance. This process typically takes several years and can require substantially more time. Risks include, among others, the possibility that a drug candidate will (i) be found to be ineffective or unacceptably toxic, (ii) have unacceptable side effects, (iii) fail to receive necessary regulatory

--------------------------------------------------------------------------------
clearances, (iv) not achieve broad market acceptance, (v) be subject to competition from third parties who may market equivalent or superior products, or (vi) be affected by third parties holding proprietary rights that will preclude the Company from marketing a drug product. There can be no assurance that the development of drug candidates will demonstrate the efficacy and safety of a drug candidate as a therapeutic drug, or, even if demonstrated, that there will be sufficient advantages to its use over other drugs or treatments so as to render the drug product commercially viable. In the event that the Company is not successful in developing and commercializing one or more drug candidates, investors are likely to realize a loss of their entire investment.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

          The Company will not have any manufacturing capacity. When required, the Company will seek to establish relationships with third-party manufacturers for the manufacture of clinical trial material and the commercial production of a drug product just as it has with Merck Eprova AG, Multiple Peptide Systems, Inc., and Peptisyntha, Inc. There can be no assurance that the Company will be able to establish relationships with third-party manufacturers on commercially acceptable terms or that third-party manufacturers will be able to manufacture a drug product on a cost-effective basis in commercial quantities under good manufacturing practices mandated by the FDA.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

ITEM 3. CONTROLS AND PROCEDURES.

(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, as amended , within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)   CHANGES IN INTERNAL CONTROLS

          There were no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of the Company's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On September 10, 2003, the Company filed a complaint in the Superior Court of California in and for the County of San Diego (the "State Court Action"), Case No. GIC817527, alleging claims against Louis R. Reif, a former officer and director of the Company, for breach of fiduciary duty, negligent misrepresentation, and aiding and abetting breach of fiduciary duty, and seeking damages and injunctive relief (the "Claims"). On September 25, 2003, the Company filed a first amended complaint in the State Court Action naming additional defendant, Robert D. Whitworth, who is also a former officer and director of the Company. On October 17, 2003, Mr. Reif filed a Notice of Removal of Action in the U.S. District Court in and for the Southern District of California (the "Federal Court"), joined by Mr. Whitworth. In the Federal Court, the lawsuit bears the Case No. 03-cv2072JH. On November 6, 2003, Messrs. Reif and Whitworth filed motions with the Federal Court to dismiss the complaint. The Company intends to oppose the motions. To the knowledge of the Company, as of the date of this report, no other filings have been made by the Company or Messrs. Reif or Whitworth with respect to the State Court Action or the Notice of Removal or motion to dismiss filed by Messrs. Reif and Whitworth. The outcome of and the amount of any damages that may be recovered in the State Court Action is uncertain.

 ITEM 2. CHANGES IN SECURITIES.

          On July 1, 2003 the Company granted three stock options to members of its Scientific Advisory Board to purchase an aggregate of 90,000 shares of Common Stock at $1.25 per share. The options expire on December 30, 2008.


         Between August 2003 and September 2003, the Company completed a private placement of 2,691,990 shares of common stock and warrants to purchase an additional 834,600 shares of common stock at $1.25 per share to private investors for gross proceeds of $2,691,990 in cash.

          In September 2003 the Company issued 124,076 shares of common stock as commissions in connection with the Company's private placement.


         In September 2003, a warrant to purchase a total of 150,000 shares of common stock at $1.50 per share was exercised in a cashless exchange for 23,165 shares of common stock.


         In October 2003, the Company completed a private placement of 90,000 shares of common stock and warrants to purchase an additional 27,000 shares of common stock at $1.25 per share to private investors for gross proceeds of $90,000 in cash.

          Except as otherwise noted above, no commission was paid or given, directly or indirectly, in connection with any of the above sales, issuances, or exchanges.

          The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
As of October 1, 2003, the Company had received the written consent, in lieu of a meeting of stockholders, from the holders of 22,396,793 shares of Common Stock, representing approximately 53.7% of our outstanding voting capital stock, authorizing the Company to increase the authorized number of shares of capital stock of the Company from 51,000,000 shares to 101,000,000 shares by filing an amendment to the Company's Certificate of Incorporation (the "Stockholder Consent"). Pursuant to Rule 14c-2 under the Exchange Act, the Company may not take the actions authorized by the Stockholder Consent until 20 days after the filing of a definitive information statement on Schedule 14C regarding the Stockholder Consent and the mailing of the information statement to each stockholder that did not deliver an executed Stockholder Consent. On November 3, 2003 the Company filed a preliminary information statement on Schedule 14C regarding the Stockholder Consent (the "Preliminary 14C"). On November 7, 2003, the Company received oral comments to the Preliminary 14C from the SEC requesting clarifying revisions. The Company intends to amend the Preliminary 14C to address the SEC's comments and file an amended Preliminary 14C in November 2003. If the Company does not receive any comments from the SEC on the amended Preliminary 14C within 10 days of its filing, the Company will file a definitive information statement on Schedule 14C. No other matters were submitted to a vote of the holders of the Company's securities, through solicitation of proxies or otherwise, during the first nine months of 2003.

ITEM 5. OTHER INFORMATION

          Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)   EXHIBITS.

     EXHIBIT
      NUMBER                                             DESCRIPTION
----------------   ------------------------------------------------------------------------------
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

3.3*               Certificate of Merger of BioQuest Acquisition Corp. into Biokeys, Inc.

3.4*               Certificate of Incorporation of BioQuest Acquisition Corp.

--------------------------------------------------------------------------------

     EXHIBIT
      NUMBER                                             DESCRIPTION
----------------   ------------------------------------------------------------------------------
3.6*               Amended and Restated Bylaws of Biokeys Pharmaceuticals, Inc.

3.7++              Certificate of Ownership and Merger Merging Biokeys, Inc. with and into Biokeys
                   Pharmaceuticals, Inc.

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

10.5**             Option and License Agreement with USC dated August 17, 2000 (Thiovir) (Request for confidential treatment of certain data)

10.6++             Amendment to Option and License Agreement with USC dated April 21, 2003 (Request for confidential treatment of certain data)

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

10.9+              Offer Letter, dated March 5, 2003, from Biokeys Pharmaceuticals, Inc. to Joan M.
                   Robbins, Ph.D.

11.1*              Statement Regarding Computation of Per Share Earnings

21.1+              Subsidiaries of Biokeys Pharmaceuticals, Inc.

24.1*              Powers of Attorney (included on signature pages)

31.1               Section 302 - Principal Executive Officer Certification

31.2               Section 302 - Principal Financial Officer Certification

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


++ Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-QSB filed August 14, 2003. (B) REPORTS ON FORM 8-K.

          We have not filed any current reports on Form 8-K since February 10, 2003.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2003                                  /s/ Steven M. Plumb
                                                   -----------------------
                                                   Steven M. Plumb, CPA
                                                   Chief Financial Officer

--------------------------------------------------------------------------------


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

     3.3*       Certificate of Merger of BioQuest Acquisition Corp. into Biokeys, Inc.

     3.4*       Certificate of Incorporation of BioQuest Acquisition Corp.

     3.6*       Amended and Restated Bylaws of Biokeys Pharmaceuticals, Inc.

     3.7++      Certificate of Ownership and Merger Merging Biokeys, Inc. with and into Biokeys
                Pharmaceuticals, Inc.

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

     10.1**     Patent and Technology License Agreement with M.D. Anderson - June, 1996 (Request for confidential treatment of certain data)

     10.2**     Amendment to M.D. Anderson Licensing Agreement June 15, 2000 (Request for confidential treatment of certain data)

     10.3**     Option and License Agreement with USC - June 23, 1998 (Co Factor and Selone) (Request for confidential treatment of certain data)

     10.4*      Amendment to Option and License Agreement with USC dated August 16, 2000 (Co Factor and 1 Selone)
                (Request for confidential treatment of certain data)

     10.5**     Option and License Agreement with USC dated August 17, 2000 (Thiovir) (Request for confidential treatment of certain data)

     10.6++     Amendment to Option and License Agreement with USC dated April 21, 2003 (Request for confidential treatment of certain data)

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

     10.9+      Offer Letter, dated March 5, 2003, from Biokeys Pharmaceuticals, Inc. to Joan M. Robbins,
                Ph.D.

     11.1*      Statement Regarding Computation of Per Share Earnings

     21.1+      Subsidiaries of Biokeys Pharmaceuticals, Inc. as of December 31, 2002

     24.1*      Powers of Attorney (included on signature pages)

     31.1       Section 302 - Principal Executive Officer Certification

     31.2       Section 302 - Principal Financial Officer Certification

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


++ Incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-QSB filed August 14, 2003.