Form 10QSB
period 2004-03-31
ADVENTRX PHARMACEUTICALS INC
filed 2004-05-12
CIK 1160308

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to_____________

Commission file number 001-32157

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No _____

As of April 30, 2004, 53,387,954 shares of the issuer’s common stock, par value $0.001 per share, were outstanding.

     Transitional Small Business Disclosure Format (Check One): YES [  ]    NO [X]

ADVENTRX PHARMACEUTICALS, INC.
(formerly Biokeys Pharmaceuticals, Inc.)
FORM 10-QSB
March 31, 2004
INDEX

PART I FINANCIAL INFORMATION		1
Item 1. Condensed Financial Statements		1
a.	Condensed Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003	1
b.	Condensed Statements of Operations for the three months ended March 31, 2004 and 2003 and for the period from inception through March 31, 2004 (Unaudited)	2
c.	Condensed Statements of Shareholders’ Equity (Deficit) from Inception (June 12, 1996) through March 31, 2004 (Unaudited)	3
d	Condensed Statements of Cash Flows for the three months ended March 31, 2004 and 2003 and for the period from inception through March 31, 2004 (Unaudited)	4
e.	Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Plan of Operation		11
Item 3. Controls and Procedures		19
PART II Other Information		20
Item 1. Legal Proceedings		20
Item 2. Changes In Securities		20
Item 3. Defaults Upon Senior Securities		21
Item 4. Submission of Matters to a Vote of Security Holders		21
Item 5. Other Information		21
Item 6. Exhibits and Reports on Form 8-K		22

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ADVENTRX PHARMACEUTICALS, INC
(Formerly Biokeys Pharmaceuticals, Inc.)
(A Development Stage Enterprise)
Condensed Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,423,918	$4,226,397
Prepaid expenses	135,735	28,376

Total current assets	3,559,653	4,254,773

Property and equipment, net	54,582	20,840
Other assets	7,743	7,743

Total assets	$3,621,978	$4,283,356

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$51,469	$90,243
Accrued dividends payable	—	72,800

Total liabilities	51,469	163,043

Commitments and contingencies	—	—

Shareholders’ equity:
Series A cumulative convertible preferred stock, $0.01 par value.
Authorized 8,000 shares; issued and outstanding, 473
shares in 2003 (aggregate involuntary liquidation preference
$473,000 December 31, 2003)	—	4
Series B convertible preferred series stock, $0.01 par value.
Authorized 200,000 shares; issued and outstanding, 200,000
shares in 2003 (no liquidation preference)	—	2,000
Common stock, $0.001 par value. Authorized 100,000,000 shares;
issued 42,970,330 shares in 2004 and
issued and outstanding 42,491,708 shares in 2003	42,970	42,492
Additional paid-in capital	32,753,895	32,556,963
Deficit accumulated during the development stage	(29,191,609)	(28,481,146)
Treasury Stock, shares at cost; issued 23,165 shares	(34,747)	—

Total shareholders’ equity	3,570,509	4,120,313

Total liabilities and shareholders’ equity	$3,621,978	$4,283,356

See accompanying notes to condensed financial statements.

ADVENTRX PHARMACEUTICALS, INC.
(Formerly Biokeys Pharmaceuticals, Inc.)
(A Development Stage Enterprise)
Condensed Statements of Operations
(unaudited)

			Inception
	Three months ended March 31,		(June 12, 1996)
			through March 31,
	2004	2003	2004

Net sales	$—	$—	$174,830
Cost of goods sold	—	—	51,094

Gross margin	—	—	123,736
Grant revenue	—	3,603	129,733
Interest income	3,346	675	102,582

	3,346	4,278	356,051

Operating expenses:
Research and development	296,375	(16,188)	5,026,301
General and administrative	414,382	423,504	8,829,226
Depreciation and amortization	3,052	1,494	10,101,759
Impairment loss – write off of goodwill	—	—	5,702,130
Interest expense	—	962	179,090
Equity in loss of investee	—	—	178,936

Total operating expenses	713,809	409,772	30,017,442

Loss before cumulative effect of change in accounting principle	(710,463)	(405,494)	(29,661,391)
Cumulative effect of change in accounting principle	—	—	(25,821)

Net loss	(710,463)	(405,494)	(29,687,212)
Preferred stock dividends	—	(9,460)	(602,320)

Net loss applicable to common stock	$(710,463)	$(414,954)	$(30,289,532)

Loss per common share – basic and diluted	$(.02)	$(.02)

See accompanying notes to condensed financial statements.

ADVENTRX PHARMACEUTICALS, INC.
(Formerly Biokeys Pharmaceuticals, Inc.)
(A Development Stage Enterprise)
Condensed Statements of Shareholders’ Equity (Deficit)
Inception (June 12, 1996) through March 31, 2004
(unaudited)

	Cumulative convertible preferred stock, series A		Cumulative convertible preferred stock, series B		Cumulative convertible preferred stock, series C		Common stock		Additional paid-in	Deficit accumulated during the development	Treasury Stock,	Total shareholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	at cost	(deficit)

Balances at June 12, 1996 (date of incorporation)	—	$—	—	$—	—	$—	—	$—	$—	$—	—	$—
Sale of common stock without par value	—	—	—	—	—	—	503	5	5	—	—	10
Change in par value of common stock	—	—	—	—	—	—	—	(4)	4	—	—	—
Issuance of common stock and net liabilities assumed in acquisition	—	—	—	—	—	—	1,716,132	1,716	3,224	(18,094)	—	(13,154)
Issuance of common stock	—	—	—	—	—	—	2,010,111	2,010	456	(2,466)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(259,476)	—	(259,476)

Balances at December 31, 1996	—	—	—	—	—	—	3,726,746	3,727	3,689	(280,036)	—	(272,620)
Sale of common stock, net of offering costs of $9,976	—	—	—	—	—	—	1,004,554	1,004	1,789,975	—	—	1,790,979
Issuance of common stock in acquisition	—	—	—	—	—	—	375,891	376	887,874	—	—	888,250
Minority interest deficiency at acquisition charged to the Company	—	—	—	—	—	—	—	—	—	(45,003)	—	(45,003)
Net loss	—	—	—	—	—	—	—	—	—	(1,979,400)	—	(1,979,400)

Balances at December 31, 1997	—	—	—	—	—	—	5,107,191	5,107	2,681,538	(2,304,439)	—	382,206
Rescission of acquisition	—	—	—	—	—	—	(375,891)	(376)	(887,874)	561,166	—	(327,084)
Issuance of common stock at conversion of notes payable	—	—	—	—	—	—	450,264	451	363,549	—	—	364,000
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	260,000	—	—	260,000
Net loss	—	—	—	—	—	—	—	—	—	(1,204,380)	—	(1,204,380)

Balances at December 31, 1998	—	—	—	—	—	—	5,181,564	5,182	2,417,213	(2,947,653)	—	(525,258)
Sale of common stock	—	—	—	—	—	—	678,412	678	134,322	—	—	135,000
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	212,000	—	—	212,000
Net loss	—	—	—	—	—	—	—	—	—	(1,055,485)	—	(1,055,485)

Balances at December 31, 1999	—	—	—	—	—	—	5,859,976	5,860	2,763,535	(4,003,138)	—	(1,233,743)
Sale of preferred stock, net of offering costs of $76,500	3,200	32	—	—	—	—	—	—	3,123,468	—	—	3,123,500
Issuance of common stock at conversion of notes and interest payable	—	—	—	—	—	—	412,487	412	492,085	—	—	492,497
Issuance of common stock at conversion of notes payable	—	—	—	—	—	—	70,354	70	83,930	—	—	84,000
Issuance of common stock to settle obligations	—	—	—	—	—	—	495,111	496	1,201,664	—	—	1,202,160
Issuance of common stock for acquisition	—	—	—	—	—	—	6,999,990	7,000	9,325,769	—	—	9,332,769
Issuance of warrants for acquisition	—	—	—	—	—	—	—	—	4,767,664	—	—	4,767,664
Stock issued for acquisition costs	—	—	—	—	—	—	150,000	150	487,350	—	—	487,500
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	140,000	—	—	140,000
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(85,000)	—	—	(85,000)
Cashless exercise of warrants	—	—	—	—	—	—	599,066	599	(599)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(3,701,084)	—	(3,701,084)

Balances at December 31, 2000	3,200	32	—	—	—	—	14,586,984	14,587	22,299,866	(7,704,222)	—	14,610,263
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(256,000)	—	—	(256,000)
Repurchase of warrants	—	—	—	—	—	—	—	—	(55,279)	—	—	(55,279)
Sale of warrants	—	—	—	—	—	—	—	—	47,741	—	—	47,741
Cashless exercise of warrants	—	—	—	—	—	—	218,493	219	(219)	—	—	—
Issuance of common stock to pay preferred dividends	—	—	—	—	—	—	93,421	93	212,907	—	—	213,000
Detachable warrants issued with notes payable	—	—	—	—	—	—	—	—	450,000	—	—	450,000
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	167,138	—	—	167,138
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	106,293	106	387,165	—	—	387,271
Issuance of preferred stock to pay operating expenses	137	1	—	—	—	—	—	—	136,499	—	—	136,500
Net loss	—	—	—	—	—	—	—	—	—	(16,339,120)	—	(16,339,120)

Balances at December 31, 2001	3,337	33	—	—	—	—	15,005,191	15,005	23,389,818	(24,043,342)	—	(638,486)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(242,400)	—	—	(242,400)
Repurchase of warrants	—	—	—	—	—	—	—	—	—	—	—	—
Sale of warrants	—	—	—	—	—	—	240,000	240	117,613	—	—	117,853
Cashless exercise of warrants	—	—	—	—	—	—	100,201	100	(100)	—	—	—
Excersice of warrants	—	—	—	—	—	—	344,573	345	168,477	—	—	168,822
Sale of preferred stock	—	—	200,000	2,000	70,109	701	—	—	998,392	—	—	1,001,093
Conversion of preferred stock into common stock	(3,000)	(30)	—	—	—	—	1,800,000	1,800	(1,770)	—	—	—
Preferred stock dividends forgiven	—	—	—	—	—	—	—	—	335,440	—	—	335,440
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	163,109	—	—	163,109
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	6,292	6	12,263	—	—	12,269
Issuance of preferred stock to pay operating expenses	136	1	—	—	—	—			6,000	—	—	6,001
Issuance of stock options to employees	—	—	—	—	—	—	—	—	329,296	—	—	329,296
Net loss	—	—	—	—	—	—	—	—	—	(2,105,727)	—	(2,105,727)

Balances at December 31, 2002	473	4	200,000	2,000	70,109	701	17,496,257	17,496	25,276,138	(26,149,069)	—	(852,730)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(37,840)	—	—	(37,840)
Conversion of Series C preferred stock into common stock	—	—	—	—	(70,109)	(701)	14,021,860	14,022	(13,321)	—	—	—
Issuance of common stock to pay interest on Bridge Notes	—	—	—	—	—	—	165,830	165	53,326	—	—	53,491
Sale of common stock at $0.40 per share, net of issuance costs	—	—	—	—	—	—	6,640,737	6,676	2,590,656	—	—	2,597,332
Sale of common stock at $1.00 per share, net of issuance costs	—	—	—	—	—	—	3,701,733	3,668	3,989,181	—	—	3,992,849
Exchange of warrants	—	—	—	—	—	—	235,291	235	49,486	—	—	49,721
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	230,000	230	206,569	—	—	206,799
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	156,735	—	—	156,735
Issuance of stock options to employees	—	—	—	—	—	—	—	—	286,033	—	—	286,033
Net loss	—	—	—	—	—	—	—	—	—	(2,332,077)	—	(2,332,077)

Balances at December 31, 2003	473	4	200,000	2,000	—	—	42,491,708	42,492	32,556,963	(28,481,146)	—	4,120,313
Extinquishment of dividends payable on preferred stock									72,800	—	—	72,800
Conversion of Series A cummulative preferred stock	(473)	(4)					236,500	236	(232)	—	—	—
Conversion of Series B preferred stock	—	—	(200,000)	(2,000)	—	—	200,000	200	1,800	—	—	—
Exercise of warrants	—	—	—	—	—	—	42,122	42	2,208	—	—	2,250
Payment of financing and offering costs	—	—	—	—	—	—	—	—	(1,251)	—	—	(1,251)
Issuance of stock options to employees	—	—	—	—	—	—	—	—	86,860	—	—	86,860
Acquisition of treasury stock	—	—	—	—	—	—	—	—	34,747	—	(34,747)	—
Net loss	—	—	—	—	—	—	—	—	—	(710,463)	—	(710,463)

Balances at March 31, 2004	—	$—	—	$—	—	$—	42,970,330	$42,970	$32,753,895	$(29,191,609)	(34,747)	$3,570,509

See accompanying notes to condensed financial statements

ADVENTRX PHARMACEUTICALS, INC.
(Formerly Biokeys Pharmaceuticals, Inc.)
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,		Inception (June 12, 1996) through March 31,
	2004	2003	2004

Cash flows from operating activities:
Net loss	$(710,463)	$(405,494)	$(29,687,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,052	1,494	10,101,759
Forgiveness of employee receivable	—	—	30,036
Impairment loss – write off of goodwill	—	—	5,702,130
Expenses paid by warrants	—	105,883	486,982
Expenses paid by preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Expenses related to employee stock options issued	86,860	49,919	702,189
Expenses paid by issuance of common stock	—	68,750	817,548
Equity in loss of investee	—	—	178,936
Write-off of license agreement	—	—	152,866
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in prepaid expenses	(107,359)	(3,690)	(282,846)
Increase (decrease) in accounts payable and accrued liabilities	(38,774)	(100,703)	(469,802)
Increase in sponsored research payable and license obligation	—	—	924,318

Net cash used in operating activities	(766,684)	(283,841)	(10,562,774)

Cash flows from investing activities:
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Purchases of property and equipment	(36,794)	—	(159,263)
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired in acquisition of subsidiary	—	—	64,233
Issuance of note receivable – related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by (used in) investing activities	(36,794)	—	289,763

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	4,200,993
Proceeds from sale of common stock	—	635,946	8,528,396
Proceeds from sale or exercise of warrants	2,250	—	384,237
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	(1,251)	—	(100,227)
Payments of notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718

Net cash provided by financing activities	999	635,946	13,696,929

Net increase (decrease) in cash and cash equivalents	(802,479)	352,105	3,423,918
Cash and cash equivalents at beginning of period	4,226,397	103,928	—

Cash and cash equivalents at end of period	$3,423,918	$456,033	$3,423,918

See accompanying notes to condensed financial statements.

ADVENTRX PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
Three months ended March 31, 2004 and 2003
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

(2)         Basis of Presentation

In management’s opinion, the accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the interim reporting requirements of Form 10-QSB, pursuant to the rules and regulations of the Securities and Exchange Commission. However, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For additional information, refer to the Company’s financial statements and notes thereto for the year ended December 31, 2003, contained in the Company’s Form 10-KSB.

ADVENTRX PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
Three months ended March 31, 2004 and 2003(Unaudited)

Supplementary Cash Flow Information

Interest of $962 was paid during the three months ended March 31, 2003. No income taxes were paid during 2004 and 2003.

Noncash investing and financing transactions excluded from the condensed statements of cash flows for the three months ended March 31, 2004 and 2003 and for the period from inception (June 12, 1996) through March 31, 2004 are as follows:
			Inception (June 12, 1996) through
	2004	2003	March 31, 2004

Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	$—	$26,649	$1,213,988
Payment of operating expenses	—	—	1,224,281
Conversion of preferred stock	2,004	701	2, 705
Acquisitions	—	—	14,617,603
Payment of dividends	—	—	213,000
Assumptions of liabilities in acquisitions	—	—	1,009,567
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	38	—	3,316
Dividends accrued	—	9,460	621,040
Dividends extinguished	72,800	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	50,852	50,852
Detachable warrants issued with notes payable	—	—	450,000

New Accounting Pronouncements

No new pronouncements were issued during the three months ended March 31, 2004 that are expected to have a material effect on the Company's financial position or results of operations.

ADVENTRX PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
Three months ended March 31, 2004 and 2003
(Unaudited)

(3)          Equity Transactions

In March 2004, warrants to purchase a total of 53,750 shares of common stock at between $0.50 and $0.60 per share were exercised for aggregate gross proceeds of $2,250. In addition, a warrant to purchase 3,750 shares of common stock was exercised for proceeds of $2,250 and the Company issued 38,372 shares of common stock upon the cashless exercise of a warrant to purchase 50,000 shares of common stock.

In March 2004, 473 shares of Series A cumulative convertible preferred stock, representing all of the Series A cumulative convertible preferred stock then outstanding, was converted into 236,500 shares of common stock. In conjunction with the conversion, dividends payable of $72,800 at December 31, 2003, were extinguished.

In March 2004, 200,000 shares of Series B convertible preferred stock, representing all of the Series B convertible preferred stock then outstanding, were converted into 200,000 shares of common stock.

Nonemployee stock-based compensation that is not valued at the fair value of consideration received is valued, as of the grant date, using the Black-Scholes pricing model with the following assumptions for grants in 2004 and 2003: no dividend yield for either year; expected volatility of 125% to 199%; risk-free interest rates 2.78% to 6.8%; and expected lives of three and seven years, respectively.

ADVENTRX PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
Three months ended March 31, 2004 and 2003
(Unaudited)

(4)       Stock Compensation Plans

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

In January and February 2004, three individuals became members of the Company’s board of directors. Each new director was granted an option to purchase 50,000 shares of common stock at a purchase price of $1.50 per share. The options begin vesting 90 days from the date of grant and vest in equal installments over the next four quarters. The options expire on December 30, 2008. The value of the options on the dates of grant was $223,826.

In February 2004, an individual became a member of the Company’s Scientific Advisory Board. The new member was granted an option to purchase 30,000 shares of common stock at a purchase price of $1.50 per share. The option will vest in equal installments over eight quarters, starting March 1, 2004. The option will expire on December 30, 2008. The value of the option on the date of grant was $45,350.

In March 2004, the Company granted an option to purchase 100,000 shares of common stock at a purchase price of $1.50 per share to the Company’s Vice President of Clinical and Medical Affairs. The option will vest in three installments over three years starting March 2004. The option will expire on March 1, 2007. The value of the option on the date of grant was $152,050.

The Company recognized compensation expense of $86,860 and $49,919 in the three months ended March 31, 2004 and 2003, respectively, related to the portion of the options which vested in that period.

None of the foregoing options were issued pursuant to a stock option plan. The options expire on December 30, 2008 and vest on varying dates through April 2006.

(5)          Net Loss per Common Share

The computation of basic and diluted net loss per share for the three months ended March 31, 2004 and 2003 is as follows:
	2004	2003

Numerator:
Net loss	$(710,463)	$(405,494)
Preferred stock dividends	—	(9,460)

Numerator for basic and diluted loss per share	$(710,463)	$(414,954)

Denominator for basic and diluted loss per share – weighted average common shares outstanding	42,886,237	17,916,027

Loss per common share–basic and diluted	$(0.02)	$(0.02)

Net loss per common share is calculated according to Statement of Financial Accounting No. 128, Earnings per Share, using the weighted average number of shares of common stock outstanding during the period. At March 31, 2004 and 2003, 5,421,237 and 2,823,586 potentially dilutive shares, respectively, were not included in the computation of net loss per common share – diluted, as their effect would have been antidilutive due to the Company’s net losses incurred in 2004 and 2003.

(6)         Commitments and Contingencies

Litigation

In the normal course of business, the Company may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Management is not aware of any pending or threatened lawsuit or preceding that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ADVENTRX PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
Three months ended March 31, 2004 and 2003
(Unaudited)

(7)         Subsequent Events

In April 2004, the Company sold 10,417,624 shares of common stock and issued warrants to purchase 3,125,272 shares of common stock at $2.00 and warrants to purchase 2,083,518 shares of common stock at $2.50 per share to accredited investors in a private placement for aggregate gross proceeds of $15,626,450 in cash. In connection with the private placement, the Company paid cash commissions of $900,452 and issued warrants to purchase 642,547 shares of common stock at $2.00 per share to two placement agents. In April 2004, the Company engaged W.R. Hambrecht + Co., LLC for financial advisory and investment banking services and, in connection with that engagement, issued to it a warrant to purchase 175,000 shares of common stock at $2.00 per share.

In April 2004, the Company granted an option to purchase 30,000 shares of common stock at a purchase price of $1.50 per share to the Director of Anti-Viral Research. The option will vest in three installments over three years starting April 2004. The option will expire on April 1, 2007. The value of the option on the date of grant was $56,412.

In May 2004, a warrant to purchase 20,082 shares of common stock at $1.25 per share was exercised for gross proceeds of $25,103.

Item 2. Plan of Operation.

This Plan of Operation should be read in conjunction with the accompanying condensed financial statements and notes included in this report. This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our products and technology, our strategy, competition, expected financial performance and other aspects of our business identified in this Quarterly Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future

CoFactor™, BlockAide/CR™, BlockAide/VP™, Thiovir™, EradicAide™ and Selone™ are our trademarks. Product names, trade names and trademarks of other entities are also referred to in this report.

In this report, the terms “Company,” “we,” “us”, and “our” refer to ADVENTRX Pharmaceuticals, Inc. The term “Common Stock” refers to the Company’s Common Stock, par value $0.001 per share.

Plan of Operation.

The Company is a development stage enterprise which conducts biomedical research and development focused on treatments for cancer and certain viral infections, including HIV. Our business is in the development stage; we have not generated any significant revenues and we have not yet marketed any product.

We have used the proceeds from private placements of our capital stock primarily to expand our preclinical and clinical efforts for CoFactor, BlockAide/CR and EradicAide as well as for general working capital. At this time we are beginning to commit additional resource to the development of Thiovir and are committing only minimal resources to the development of BlockAide/VP and Selone.

We began dosing metastatic colorectal cancer patients with 5-FU and our drug CoFactor in QI 2004, based upon an approved IND Application in the United States to treat metastatic colorectal cancer patients in conjunction with 5-FU. We also intend to file for approval for a Phase II trial for CoFactor for metastatic colorectal cancer patients in the United Kingdom during QIII 2004 and also file in QIII 2004 for approvals to begin treatment of pancreatic cancer patients with 5-U and CoFactor in two separate Phase II trials in the United States and Europe. We also intend to file for approval during QIII 2004 and QIV 2004, to begin second-line therapy trials for CoFactor use with 5-FU for metastatic colorectal cancer for the United States and United Kingdom.

We received FDA clearance for the IND Application filed in QI 2004 to treat HIV patients with BlockAide/CR during 2004. We also intend to file an IND application in QIII 2004 to treat HIV patients with Thiovir, beginning in QIV 2004 and file an IND application in QIII 2004 to treat HIV patients with the initial formulation of EradicAide vaccine later in 2004.

We currently expect the foregoing to require the expenditures set forth below during the next twelve months:

Expenditure	Estimated Cost

CoFactor trials	$4,900,000
BlockAide/CR trials	900,000
First Thiovir Trial	400,000
First EradicAide trial	300,000

Total estimated research and development	6,500,000
Estimated general and administrative	1,581,000

Total estimated costs	$8,081,000

The Company’s cash position at April 30, 2004 of $17,594,195 is sufficient to meet the Company’s goals as set forth above. Accordingly, we do not presently anticipate having to raise money for our business operations in the next 12 months. Our cash requirements after that time, however, are not known with any degree of certainty at this time and will depend in large part on the results of the trials we have described above and our ongoing research. The continued development of our products may require additional significant funding as early as the middle of 2005, and in any event the additional clinical development necessary to bring some or all of our products to market will require significant additional capital. We have no assurance that we will be able to raise additional capital.

In February 2004, the Company purchased 18 Rhesus monkeys for use in future research at M.D. Anderson in Houston, Texas for $118,000. We purchased laboratory equipment totaling approximately $40,000 during the first quarter of 2004.

Our facility lease expires in June 2004. We are currently undergoing a search for new office and laboratory space that would meet our forecast research and administrative needs for several years to come. In conjunction with this anticipated move to a new location we expect to spend $50,000 on telephone and computer equipment and increased rent on the newly leased space beginning in the third quarter of 2004.

In conjunction with the additional research and development activities we expect to conduct, we anticipate adding two administrative staff and four research and development support personnel in the next 12 months. In March 2004, we hired a Vice President of Clinical and Medical Affairs at an annual salary of $160,000.

The proceeds from our April private placement have been placed in interest-bearing money market accounts. We do not intend to invest these funds in other investment vehicles, as we are aiming to obtain only as high a return as possible in relatively risk-free investments. The Company maintains cash and cash equivalents with financial institutions, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal. At April 30, 2004, cash and cash equivalents with banks exceeded federally insured limits by approximately $17,494,000.

Risk Factors

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

          We have a substantial accumulated deficit and limited working capital.

          The Company is a development stage enterprise and had an accumulated deficit of $29,191,609 as of March 31, 2004. Since the Company presently has no source of revenues and is committed to continuing its product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA and successfully marketed. In addition, the Company has funded its operations primarily through the sale of Company securities, and has had limited working capital for its product development and other activities.

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

          The Company is engaged in a segment of the pharmaceutical industry that is highly competitive and rapidly changing. If successfully developed and approved, any of the Company’s drug candidates will likely compete with several existing therapies. In addition, other companies are pursuing the development of pharmaceuticals that target the same diseases as are targeted by the drugs being developed by the Company. The Company anticipates that it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. We cannot assure that existing products or new products developed by competitors will not be more effective, or more effectively marketed and sold than those by the Company. Competitive products may render the Company’s drugs obsolete or noncompe titive prior to the Company’s recovery of development and commercialization expenses.

          Many of the Company’s competitors will also have significantly greater financial, technical and human resources and will likely be better equipped to develop, manufacture and market products. In addition, many of these competitors have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. A number of these competitors also have products that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, government agencies and other public and private resear ch organizations are becoming increasingly aware of the commercial value of their inventions and are actively seeking to commercialize the technology they have developed. Accordingly, competitors may succeed in commercializing products more rapidly or effectively than the Company, which would have a material adverse effect on the Company.

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

          The business of the Company will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. There can be no assurance that product liability claims will not be asserted against the Company. The Company intends to obtain additional limited product liability insurance for its clinical trials, directly or through its marketing development partners or contract research organization (CRO) partners, when they begin in the U.S. and to expand its insurance coverage if and when the Company begins marketing commercial products. However, there can be no assurance that the Company will be able to obtain product liability insurance on commercially acceptable terms or that the Company will be able to maintain such insurance at a reasonable cost or insufficient amounts to protect against potential losses. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company.

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

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

During the fiscal three months ended March 31, 2004, there was no change in the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2003, the Company filed a complaint in the Superior Court of California in and for the County of San Diego, alleging claims against Bengt G. Gustavsson and Biofol AB (collectively, the “Defendants”), who are former consultants of the Company, for misappropriation of trade secrets, breach of written contracts, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, breach of duty of confidence, aiding and abetting breach of fiduciary duty and breach of duty of confidence, unfair competition, intentional interference with prospective economic relations, and seeking damages, declaratory and injunctive relief.  In January 2004, the Defendants filed a Notice of Removal of Action in the U.S. District Court in and for the Southern District of California. In February 2004, the federal court adopted a stipulation of the Company and the Defendants pursuant to which the Defendants accepted service of the lawsuit effective as of January 14, 2004 and agreed to file their response to the Company's complaint by March 1, 2004.  On March 1, 2004, the Defendants filed an answer denying the material allegations of the Company's complaint.  The Company and Defendants are currently scheduled to participate in a court-sponsored case review and mediation known as an Early Neutral Evaluation, which is procedurally required by the federal court, on July 1, 2004. To the Company's knowledge, as of the date of this report, no other substantive filings have been made by the Company or the Defendants regarding this lawsuit.  The outcome of and the amount of any damages that may be recovered in this lawsuit is uncertain.

                On February 26, 2004, the Company received a letter from counsel to a stockholder in which the stockholder demanded to inspect certain books and records of the Company.  One stated purpose for the stockholder's demand is to determine whether corporate wrongdoing occurred in connection with certain private placements of the Company's securities.  On March 2, 2004, the Company timely responded to this stockholder's demand and agreed to make documents available for inspection on or after March 15, 2004.  On April 16, 2004, the Company received a letter from counsel to the stockholder acknowledging receipt of the Company’s letter dated March 2, 2004 and that the stockholder would shortly contact the Company to schedule the requested inspection.  As of the date of this report, the inspection has neither taken place nor been scheduled by the stockholder.  The Company believes that there is no reasonable basis for any claim by this stockholder.  The Company will vigorously defend any such claim, if asserted.

                From time to time we may be subject to additional legal proceedings and claims in the ordinary course of business.  These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.  We are not aware of any legal proceedings or claims that we believe could harm our business or cause our stock price to fall.

Item 2. Changes In Securities.

In January and February 2004, three individuals became members of the Company’s board of directors. Each new director was granted an option to purchase 50,000 shares of common stock at a purchase price of $1.50 per share. The options begin vesting 90 days from the date of grant and vest in equal installments over the next four quarters. The options expire on December 30, 2008.

In February 2004, an individual became a member of the Company’s Scientific Advisory Board. The new member was granted an option to purchase 30,000 shares of common stock at a purchase price of $1.50 per share. The option will vest in equal installments over eight quarters, starting March 1, 2004. The option will expire on December 30, 2008.

In March 2004, the sole holder of shares of Series A 8% Convertible Preferred Stock of the Company agreed to exchange all of his 237 shares of Series A 8% Convertible Preferred Stock for 136,500 shares of common stock.

In March 2004, warrants to purchase a total of 53,750 shares of common stock at between $0.50 and $0.60 per share were exercised for aggregate gross proceeds of $2,250. A warrant representing 3,750 shares of common stock was exercised for proceeds of $2,250 In addition, the Company issued 38,372 shares of common stock upon the cashless exercise of a warrant to purchase 50,000 shares of common stock.

In March 2004, the Company granted an option to purchase 100,000 shares of common stock at a purchase price of $1.50 per share to the Company’s Vice President of Clinical and Medical Affairs. The option will vest in three installments over three years, starting March, 2004. The option will expire on March 1, 2007.

In April 2004, the Company sold 10,417,624 shares of common stock and issued warrants to purchase 3,125,272 shares of common stock at $2.00 and warrants to purchase 2,083,518 shares of common stock at $2.50 per share to accredited investors in a private placement for aggregate gross proceeds of $15,626,450 in cash. In connection with the private placement, the Company paid cash commissions of $900,452 and issued warrants to purchase 642,547 shares of common stock at $2.00 per share to two placement agents.

In April 2004, the Company engaged W.R. Hambrecht + Co., LLC for financial advisory and investment banking services and, in connection with that engagement, issued to it a warrant to purchase 175,000 shares of common stock at $2.00 per share.

In April 2004, the Company granted an option to purchase 30,000 shares of common stock at a purchase price of $1.50 per share to the Director of Anti-Viral Research. The option will vest in three installments over three years starting April 2004. The option will expire on April 1, 2007.

In May 2004, a warrant to purchase 20,082 shares of common stock at $1.25 per share was exercised for gross proceeds of $25,103.

               Except as otherwise noted above, no commission was paid or given, directly or indirectly, in connection with any of the above sales, issuances, or exchanges.

               The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Sections 3(a)(9) or 4(2) of the Securities Act or Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

         Not applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders.

         Not applicable.

Item 5. Other Information.

         Not applicable.

Item 6. Exhibits And Reports On Form 8-K.

(a)   The exhibits to this report are incorporated by reference to the documents set forth on the exhibit index which is attached hereto.

(b)   On April 12, 2004, we filed a current report on Form 8-K to report, under Items 5 and 7 of such report, the sale of shares of common stock and issuance of warrants to purchase shares of common stock for aggregate gross proceeds of $15,376,450. On April 13, 2004, we amended the current report on Form 8-K filed on April 12, 2004 to include a missing exhibit and implement a few clarifying revisions.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2004	/s/ Steven M. Plumb
Steven M. Plumb, CPA
Chief Financial Officer

Exhibit Index
Exhibit	Description

2.1 (1)	Agreement and Plan of Merger dated May 19, 2000 among BioQuest, Inc.; BioQuest Acquisition Corp.; and Biokeys, Inc.
3.1 (2)	Certificate of Incorporation of Victoria Enterprises, Inc.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation of Victoria Enterprises, Inc.
3.3 (2)	Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.
3.4 (2)	Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.
3.5 (2)	Certificate of Ownership and Merger Merging Biokeys, Inc. with and into Biokeys Pharmaceuticals, Inc.
3.6 (1)	Amended and Restated Bylaws of Biokeys Pharmaceuticals, Inc.
3.7 (2)	Certificate of Amendment to the Certificate of Incorporation of ADVENTRX Pharmaceuticals, Inc.
4.1 (1)	Certificate of Designation of BioQuest, Inc.
4.2 (3)	Certificate of Designation of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of Biokeys Pharmaceuticals, Inc.
4.3	Common Stock and Warrant Purchase Agreement, dated as of April 5, 2004, among the Company and the Investors named therein
4.4 (4)	Common Stock and Warrant Purchase Agreement, dated April 8, 2004, between the Company and CD Investment Partners, Ltd.
4.5 (5)	A-1 Warrant to Purchase Common Stock issued to CD Investment Partners, Ltd.
4.6 (5)	A-2 Warrant to Purchase Common Stock issued to CD Investment Partners, Ltd.
4.7 (5)	Warrant to Purchase Common Stock issued on April 8, 2004 to Burnham Hill Partners
4.8 (5)	Warrant to Purchase Common Stock issued on April 8, 2004 to Ernest Pernet
4.9 (5)	Warrant to Purchase Common Stock issued on April 8, 2004 to W.R. Hambrecht + Co., LLC
4.10	Form of A-1 Warrant to Purchase Common Stock issued to Investors pursuant to the Common Stock and Warrant Purchase Agreement
4.11	Form of A-2 Warrant to Purchase Common Stock issued to Investors pursuant to the Common Stock and Warrant Purchase Agreement
4.12	Registration Rights Agreement, dated as of April 5, 2004, among the Company and the Investors named therein
4.13 (6)	Registration Rights Agreement, dated as of April 8, 2004, between the Company and CD Investment Partners, Ltd.

4.14	Common Stock and Warrant Purchase Agreement, dated April 19, 2004, between the Company and Franklin Berger
4.15	A-1 Warrant to Purchase Common Stock issued to Franklin Berger
4.16	A-2 Warrant to Purchase Common Stock issued to Franklin Berger
4.17	Registration Rights Agreement, dated as of April 19, 2004, between the Company and Franklin Berger
10.1 (7)	Patent and Technology License Agreement with M.D. Anderson - June, 1996 (Request for confidential treatment of certain data)
10.2 (7)	Amendment to M.D. Anderson Licensing Agreement June 15, 2000 (Request for confidential treatment of certain data)
10.3 (7)	Option and License Agreement with USC - June 23, 1998 (Co Factor and Selone) (Request for confidential treatment of certain data)
10.4 (1)	Amendment to Option and License Agreement with USC dated August 16, 2000 (Co Factor and Selone) (Request for confidential treatment of certain data)
10.5 (7)	Option and License Agreement with USC dated August 17, 2000 (Thiovir) (Request for confidential treatment of certain data)
10.6	Not currently in use
10.7 (8)	Patent License Agreement, effective August 1, 2002, between Biokeys, Inc. and the National Institutes of Health
10.8 (9)	Letter Agreement, effective January 1, 2003, between Biokeys Pharmaceuticals, Inc. and Steven M. Plumb, P.C.
10.9 (9)	Offer Letter, dated March 5, 2003, from Biokeys Pharmaceuticals, Inc. to Joan M. Robbins, Ph.D.
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

(1)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10-SB, filed October 2, 2001.
(2)	Incorporated by reference to the same-numbered exhibit to the Company’s Form 8-A, filed April 27, 2004
(3)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed November 26, 2002 (exhibit included in the body of the Form 10-QSB and not filed as a separate exhibit file).
(4)	Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 13, 2004
(5)	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed April 13, 2004.
(6)	Incorporated by reference to exhibit 4.11 to the Company’s Current Report on Form 8-K, filed April 13, 2004
(7)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10-SB/A, filed January 11, 2002.
(8)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed November 26, 2002.
(9)	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-KSB, filed April 16, 2003.

