Form 10QSB
period 2004-06-30
ADVENTRX PHARMACEUTICALS INC
filed 2004-08-10
CIK 1160308

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to_____________

Commission file number 001-32157

ADVENTRX Pharmaceuticals, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	84-1318182
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6725 Mesa Ridge Road, Suite 100
San Diego, California 92121
(Address of principal executive offices)

(858) 552-0866
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒       No  ☐

As of July 31, 2004, 53,811,072 shares of the issuer’s common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): YES  ☐   NO ☒

ADVENTRX PHARMACEUTICALS, INC.
FORM 10-QSB
June 30, 2004

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ADVENTRX PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
Condensed Balance Sheets

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,439,379	$4,226,397
Prepaid expenses	138,226	28,376
Total current assets	16,577,605	4,254,773

Property and equipment, net	80,346	20,840
Other assets	66,392	7,743
Total assets	$16,724,343	$4,283,356
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$270,385	$90,243
Accrued dividends payable	—	72,800
Total liabilities	270,385	163,043
Commitments and contingencies	—	—
Shareholders’ equity:
Series A cumulative convertible preferred stock, $0.01 par value.
Authorized 8,000 shares; issued and outstanding, 473
shares in 2003 (aggregate involuntary liquidation preference
$473,000 at December 31, 2003)	—	4
Series B convertible preferred stock, $0.01 par value.
Authorized 200,000 shares; issued and outstanding, 200,000
shares in 2003 (no liquidation preference)	—	2,000
Common stock, $0.001 par value. Authorized 100,000,000 shares;
issued 53,834,237 shares in 2004 and
issued and outstanding 42,491,708 shares in 2003	53,835	42,492
Additional paid-in capital	47,135,733	32,556,963
Deficit accumulated during the development stage	(30,700,863)	(28,481,146)
Treasury stock, at cost; 23,165 shares	(34,747)	—
Total shareholders’ equity	16,453,958	4,120,313
Total liabilities and shareholders’ equity	$16,724,343	$4,283,356

See accompanying notes to condensed financial statements.

ADVENTRX PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
Condensed Statements of Operations
(unaudited)

					Inception
					(June 12, 1996)
					through
	Three months ended June 30,		Six months ended June 30,		June 30,
	2004	2003	2004	2003	2004
Net sales	$—	$—	$—	$—	$174,830
Cost of goods sold	—	—	—	—	51,094
Gross margin	—	—	—	—	123,736
Grant revenue	—	—	—	3,603	129,733
Interest income	13,341	1,049	16,687	1,724	115,923
	13,341	1,049	16,687	5,327	369,392
Operating expenses:
Research and development	773,091	222,359	1,069,466	206,513	5,799,392
General and administrative	745,838	402,662	1,160,220	826,165	9,575,064
Depreciation and amortization	3,666	1,683	6,718	3,177	10,105,425
Impairment loss – write off of goodwill	—	—	—	—	5,702,130
Interest expense	—	—	—	962	179,090
Equity in loss of investee	—	—	—	—	178,936
Total operating expenses	1,522,595	626,704	2,236,404	1,036,817	31,540,037
Loss before cumulative effect of
change in accounting principle	(1,509,254)	(625,655)	(2,219,717)	(1,031,490)	(31,170,645)
Cumulative effect of change in accounting
principle	—	—	—	—	(25,821)
Net loss	(1,509,254)	(625,655)	(2,219,717)	(1,031,490)	(31,196,466)
Preferred stock dividends	—	(9,460)	—	(18,920)	(602,320)
Net loss applicable to common stock	$(1,509,254)	$(635,115)	$(2,219,717)	$(1,050,410)	$(31,798,786)
Loss per common share – basic and
diluted	$(.03)	$(.03)	$(.05)	$(.05)

See accompanying notes to condensed financial statements.

ADVENTRX PHARMACEUTICALS, INC.
(Formerly Biokeys Pharmaceuticals, Inc.)
(A Development Stage Enterprise)
Condensed Statements of Shareholders’ Equity (Deficit)
Inception (June 12, 1996) through June 30, 2004

	Cumulative convertible preferred stock, series A		Cumulative convertible preferred stock, series B		Cumulative convertible preferred stock, series C		Common stock		Additional paid-in	Deficit accumulated during the development	Treasury Stock,	Total shareholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	at cost	(deficit)

Balances at June 12, 1996 (date of incorporation)	—	$—	—	$—	—	$—	—	$—	$—	$—	—	$—
Sale of common stock without par value	—	—	—	—	—	—	503	5	5	—	—	10
Change in par value of common stock	—	—	—	—	—	—	—	(4)	4	—	—	—
Issuance of common stock and net liabilities assumed in acquisition	—	—	—	—	—	—	1,716,132	1,716	3,224	(18,094)	—	(13,154)
Issuance of common stock	—	—	—	—	—	—	2,010,111	2,010	456	(2,466)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(259,476)	—	(259,476)

Balances at December 31, 1996	—	—	—	—	—	—	3,726,746	3,727	3,689	(280,036)	—	(272,620)
Sale of common stock, net of offering costs of $9,976	—	—	—	—	—	—	1,004,554	1,004	1,789,975	—	—	1,790,979
Issuance of common stock in acquisition	—	—	—	—	—	—	375,891	376	887,874	—	—	888,250
Minority interest deficiency at acquisition charged to the Company	—	—	—	—	—	—	—	—	—	(45,003)	—	(45,003)
Net loss	—	—	—	—	—	—	—	—	—	(1,979,400)	—	(1,979,400)

Balances at December 31, 1997	—	—	—	—	—	—	5,107,191	5,107	2,681,538	(2,304,439)	—	382,206
Rescission of acquisition	—	—	—	—	—	—	(375,891)	(376)	(887,874)	561,166	—	(327,084)
Issuance of common stock at conversion of notes payable	—	—	—	—	—	—	450,264	451	363,549	—	—	364,000
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	260,000	—	—	260,000
Net loss	—	—	—	—	—	—	—	—	—	(1,204,380)	—	(1,204,380)

Balances at December 31, 1998	—	—	—	—	—	—	5,181,564	5,182	2,417,213	(2,947,653)	—	(525,258)
Sale of common stock	—	—	—	—	—	—	678,412	678	134,322	—	—	135,000
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	212,000	—	—	212,000
Net loss	—	—	—	—	—	—	—	—	—	(1,055,485)	—	(1,055,485)

Balances at December 31, 1999	—	—	—	—	—	—	5,859,976	5,860	2,763,535	(4,003,138)	—	(1,233,743)
Sale of preferred stock, net of offering costs of $76,500	3,200	32	—	—	—	—	—	—	3,123,468	—	—	3,123,500
Issuance of common stock at conversion of notes and interest payable	—	—	—	—	—	—	412,487	412	492,085	—	—	492,497
Issuance of common stock at conversion of notes payable	—	—	—	—	—	—	70,354	70	83,930	—	—	84,000
Issuance of common stock to settle obligations	—	—	—	—	—	—	495,111	496	1,201,664	—	—	1,202,160
Issuance of common stock for acquisition	—	—	—	—	—	—	6,999,990	7,000	9,325,769	—	—	9,332,769
Issuance of warrants for acquisition	—	—	—	—	—	—	—	—	4,767,664	—	—	4,767,664
Stock issued for acquisition costs	—	—	—	—	—	—	150,000	150	487,350	—	—	487,500
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	140,000	—	—	140,000
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(85,000)	—	—	(85,000)
Cashless exercise of warrants	—	—	—	—	—	—	599,066	599	(599)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(3,701,084)	—	(3,701,084)

Balances at December 31, 2000	3,200	32	—	—	—	—	14,586,984	14,587	22,299,866	(7,704,222)	—	14,610,263
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(256,000)	—	—	(256,000)
Repurchase of warrants	—	—	—	—	—	—	—	—	(55,279)	—	—	(55,279)
Sale of warrants	—	—	—	—	—	—	—	—	47,741	—	—	47,741
Cashless exercise of warrants	—	—	—	—	—	—	218,493	219	(219)	—	—	—
Issuance of common stock to pay preferred dividends	—	—	—	—	—	—	93,421	93	212,907	—	—	213,000
Detachable warrants issued with notes payable	—	—	—	—	—	—	—	—	450,000	—	—	450,000
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	167,138	—	—	167,138
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	106,293	106	387,165	—	—	387,271
Issuance of preferred stock to pay operating expenses	137	1	—	—	—	—	—	—	136,499	—	—	136,500
Net loss	—	—	—	—	—	—	—	—	—	(16,339,120)	—	(16,339,120)

Balances at December 31, 2001	3,337	33	—	—	—	—	15,005,191	15,005	23,389,818	(24,043,342)	—	(638,486)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(242,400)	—	—	(242,400)
Repurchase of warrants	—	—	—	—	—	—	—	—	—	—	—	—
Sale of warrants	—	—	—	—	—	—	240,000	240	117,613	—	—	117,853
Cashless exercise of warrants	—	—	—	—	—	—	100,201	100	(100)	—	—	—
Excersice of warrants	—	—	—	—	—	—	344,573	345	168,477	—	—	168,822
Sale of preferred stock	—	—	200,000	2,000	70,109	701	—	—	998,392	—	—	1,001,093
Conversion of preferred stock into common stock	(3,000)	(30)	—	—	—	—	1,800,000	1,800	(1,770)	—	—	—
Preferred stock dividends forgiven	—	—	—	—	—	—	—	—	335,440	—	—	335,440
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	163,109	—	—	163,109
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	6,292	6	12,263	—	—	12,269
Issuance of preferred stock to pay operating expenses	136	1	—	—	—	—			6,000	—	—	6,001
Issuance of stock options to employees	—	—	—	—	—	—	—	—	329,296	—	—	329,296
Net loss	—	—	—	—	—	—	—	—	—	(2,105,727)	—	(2,105,727)

Balances at December 31, 2002	473	4	200,000	2,000	70,109	701	17,496,257	17,496	25,276,138	(26,149,069)	—	(852,730)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(37,840)	—	—	(37,840)
Conversion of Series C preferred stock into common stock	—	—	—	—	(70,109)	(701)	14,021,860	14,022	(13,321)	—	—	—
Issuance of common stock to pay interest on Bridge Notes	—	—	—	—	—	—	165,830	165	53,326	—	—	53,491
Sale of common stock at $0.40 per share, net of issuance costs	—	—	—	—	—	—	6,640,737	6,676	2,590,656	—	—	2,597,332
Sale of common stock at $1.00 per share, net of issuance costs	—	—	—	—	—	—	3,701,733	3,668	3,989,181	—	—	3,992,849
Exchange of warrants	—	—	—	—	—	—	235,291	235	49,486	—	—	49,721
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	230,000	230	206,569	—	—	206,799
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	156,735	—	—	156,735
Issuance of stock options to employees	—	—	—	—	—	—	—	—	286,033	—	—	286,033
Net loss	—	—	—	—	—	—	—	—	—	(2,332,077)	—	(2,332,077)

Balances at December 31, 2003	473	4	200,000	2,000	—	—	42,491,708	42,492	32,556,963	(28,481,146)	—	4,120,313
Extinquishment of dividends payable on preferred stock	—	—	—	—	—	—	—	—	72,800	—	—	72,800
Conversion of Series A cummulative preferred stock	(473)	(4)	—	—	—	—	236,500	236	(232)	—	—	—
Conversion of Series B preferred stock	—	—	(200,000)	(2,000)	—	—	200,000	200	1,800	—	—	—
Exercise of warrants	—	—	—	—	—	—	488,405	488	26,865	—	—	27,353
Issuance of common stock at $1.50 per share	—	—	—	—	—	—	10,417,624	10,419	15,616,03	—	—	15,626,450
Payment of financing and offering costs	—	—	—	—	—	—	—	—	(1,354,541)	—	—	(1,354,541)
Issuance of stock options to employees	—	—	—	—	—	—	—	—	181,300	—	—	181,300
Acquisition of treasury stock	—	—	—	—	—	—	—	—	34,747	—	(34,747)	—
Net loss	—	—	—	—	—	—	—	—	—	(2,219,717)	—	(2,219,717)

Balances at June 30, 2004	—	$—	—	$—	—	$—	53,834,237	$53,835	$47,135,733	$(30,700,863)	(34,747)	$16,453,958

See accompanying notes to condensed financial statements.

ADVENTRX PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
(unaudited)
			Inception
			(June 12, 1996)
			through
	Six months ended June 30,		June 30,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(2,219,717)	$(1,031,490)	$(31,196,466)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	6,718	3,177	10,105,425
Forgiveness of employee receivable	—	—	30,036
Impairment loss - write off of goodwill	—	—	5,702,130
Expenses paid by warrants	—	105,883	486,982
Expenses paid by preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Expenses related to employee stock options issued	181,300	151,816	796,629
Expenses paid by issuance of common stock	—	160,250	817,548
Equity in loss of investee	—	—	178,936
Write-off of license agreement	—	—	152,866
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
Increase in prepaid expenses and other assets	(168,499)	(3,690)	(343,986)
Increase (decrease) in accounts payable and accrued
liabilities	180,142	(131,481)	(250,886)
Increase in sponsored research payable and
license obligation	—	—	924,318
Net cash used in operating activities	(2,020,056)	(745,535)	(11,816,146)
Cash flows from investing activities:
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Purchases of property and equipment	(66,224)	(3,017)	(188,693)
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired in acquisition of subsidiary	—	—	64,233
Issuance of note receivable - related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000
Net cash provided by (used in) investing activities	(66,224)	(3,017)	260,333
Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	4,200,993
Proceeds from sale of common stock	15,626,450	2,597,379	24,152,596
Proceeds from sale or exercise of warrants	27,353	—	411,590
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	(1,354,541)	—	(1,453,517)
Payments of notes payable and long-term debt	—	(253,948)	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718
Net cash provided by financing activities	14,299,262	2,343,431	27,995,192
Net increase in cash and cash equivalents	12,212,982	1,594,879	16,439,379
Cash and cash equivalents at beginning of period	4,226,397	103,928	—
Cash and cash equivalents at end of period	$16,439,379	$1,698,807	$16,439,379

See accompanying notes to condensed financial statements.

ADVENTRX PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
Six months ended June 30, 2004 and 2003
(Unaudited)

(1)	Description of the Company

ADVENTRX Pharmaceuticals, Inc., a Delaware corporation, (the Company) is a development stage enterprise that conducts biomedical research and development focused on treatments for cancer and certain viral infections, including HIV. The Company currently does not manufacture, market, sell or distribute any product. Through its license agreements with University of Texas M.D. Anderson Cancer Center (M.D. Anderson), The University of Southern California (USC), and the National Institutes of Health (NIH), the Company has rights to drug candidates in varying early stages of development.

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

In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For additional information, refer to the Company’s financial statements and notes thereto for the year ended December 31, 2003, contained in the Company’s Form 10-KSB.

ADVENTRX PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
Six months ended June 30, 2004 and 2003
(Unaudited)

Supplementary Cash Flow Information

Interest of zero and $962 was paid during the three and six months ended June 30, 2003, respectively. No income taxes were paid during 2004 and 2003.

Noncash investing and financing transactions excluded from the condensed statements of cash flows for the six months ended June 30, 2004 and 2003 and for the period from Inception (June 12, 1996) through June 30, 2004 are as follows:

	2004	2003	Inception (June 12, 1996) through June 30, 2004

Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	$—	$53,326	$1,213,988
Payment of operating expenses	—	—	1,224,281
Conversion of preferred stock	2,000	701	2,705
Acquisitions	—	—	14,617,603
Payment of dividends	—	—	213,000
Financial advisor services in conjunction with private placement	1,137,456	—	1,137,456
Assumptions of liabilities in acquisitions	—	—	1,009,567
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	465	—	3,743
Dividends accrued	—	18,920	621,040
Dividends extinguished	72,800	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	50,852	50,852
Detachable warrants issued with notes payable	—	—	450,000

New Accounting Pronouncements

No new pronouncements were issued during the six months ended June 30, 2004 that are expected to have a material effect on the Company's financial position or results of operations.

ADVENTRX PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
Six months ended June 30, 2004 and 2003
(Unaudited)

(3)	Equity Transactions

In March 2004, a warrant to purchase 3,750 shares of common stock at $0.60 per share was exercised for proceeds of $2,250 and the Company issued 38,372 shares of common stock upon the cashless exercise of a warrant to purchase 50,000 shares of common stock at $0.50 per share.

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

In April 2004, the Company sold 10,417,624 shares of common stock and issued warrants to purchase 3,125,272 shares of common stock at $2.00 and warrants to purchase 2,083,518 shares of common stock at $2.50 per share to accredited investors in a private placement for aggregate gross proceeds of $15,626,450 in cash. In connection with the private placement, the Company paid cash commissions of $900,452 and other related expenses of $454,089 and issued warrants to purchase 632,547 shares of common stock at $2.00 per share to two placement agents, having a fair market value of $890,963 on the date of issuance.

In April 2004, the Company engaged W.R. Hambrecht + Co., LLC for financial advisory and investment banking services and, in connection with that engagement, issued to it a warrant to purchase 175,000 shares of common stock at $2.00 per share, having a fair market value of $246,493 on the date of issuance.

In May 2004, a warrant to purchase 20,082 shares of common stock at $1.25 per share was exercised for gross proceeds of $25,103.

In May 2004, the Company issued 46,784 shares of common stock upon the cashless exercise of two warrants to purchase a total of 60,000 shares of common stock.

In June 2004, the Company issued 379,417 shares of common stock upon the cashless exercise of a warrant to purchase 502,540 shares of common stock.

Nonemployee stock-based compensation that is not valued at the fair value of consideration received is valued, as of the grant date, using the Black-Scholes pricing model with the following assumptions for grants in 2004 and 2003: no dividend yield for either year; expected volatility of 125% to 199%; risk-free interest rates 2.78% to 4.74%; and expected lives of three and seven years, respectively.

ADVENTRX PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
Six months ended June 30, 2004 and 2003
(Unaudited)

At June 30, 2004, there were outstanding warrants to purchase a total of 10,854,964 shares of common stock as follows:

Warrants	Exercise price	Expiration date

118,094	$0.49	September 2005
440,000	0.50	October 2005
100,000	3.00	April 2006
2,090,537	0.60	May 2006
502,528	0.49	June 2006
914,175	1.25	October 2006
150,000	0.50	December 2006
523,293	1.25	December 2006
3,932,819	2.00	April 2009
2,083,518	2.50	April 2009

(4)	Stock Compensation Plans

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

In March 2004, the Company granted an option to purchase 100,000 shares of common stock at a purchase price of $1.50 per share to the Company’s Vice President of Clinical and Medical Affairs. The option will vest in three installments over three years starting March 2004. The value of the option on the date of grant was $152,050.

In April 2004, the Company granted an option to purchase 30,000 shares of common stock at a purchase price of $1.50 per share to the Director of Antiviral Research. The option will vest in three installments over three years starting April 2004. The value of the option on the date of grant was $37,600.

In May 2004, the Company granted an option to purchase 30,000 shares of common stock at a purchase price of $1.50 per share to the Director of Marketing and Technical Support. The option will vest in three installments over three years starting May 2004. The value of the option on the date of grant was $36,782.

The Company recognized compensation expense of $181,300 and $151,816 in the six months ended June 30, 2004 and 2003, respectively, related to the portion of the options which vested in that period.

ADVENTRX PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
Six months ended June 30, 2004 and 2003
(Unaudited)

	June 30, 2004		December 31, 2003
Non-statutory Stock Options	Shares (000)	Weighted-Average Exercise Price	Shares (000)	Weighted-Average Exercise Price
Outstanding at beginning of period	2,980	$0.38	1,690	$0.23
Granted	340	$1.50	2,040	$0.58
Exercised	—	—	—	—
Forfeited	—	—	(750)	$0.50
Outstanding at end of period	3,320	$0.50	2,980	$0.38
Options exercisable at period end	2,259		1,808
Weighted-average fair value of options granted during the period	$1.50		$0.54

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 6/30/04	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 6/30/04	Weighted-Average Exercise Price
$0.20 to $1.50	3,320,000	4.85 years	$.496	2,259,168	$.388

None of the foregoing options were issued pursuant to a stock option plan. The options expire on December 30, 2008 and vest on varying dates through May 2006.

(5)	Net Loss per Common Share

The computation of basic and diluted net loss per share for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(1,509,254)	$(625,655)	$(2,219,717)	$(1,031,490)
Preferred stock dividends	—	(9,460)	—	(18,920)

Numerator for basic and diluted loss per share	$(1,509,254)	$(635,115)	$(2,219,717)	$(1,050,410)

Denominator for basic and diluted loss per share - weighted average common shares outstanding	52,560,875	22,836,485	47,634,224	21,544,254

Loss per common share-basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.05)

ADVENTRX PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
Six months ended June 30, 2004 and 2003
(Unaudited)

Net loss per common share is calculated according to Statement of Financial Accounting No. 128, Earnings per Share, using the weighted average number of shares of common stock outstanding during the period. The following potentially dilutive shares were not included in the computation of net loss per common share - diluted, as their effect would have been antidilutive due to the Company’s net losses in 2004 and 2003:

	June 30,
	2004	2003
Warrants	10,854,964	4,462,473
Options	3,320,000	2,840,000
Total	14,174,964	7,302,473

(6)	Commitments and Contingencies

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

(7)	Subsequent Events

In July 2004, the Company formed a wholly-owned subsidiary, ADVENTRX (Europe) Ltd., in the United Kingdom for the purpose of conducting drug trials in the European Union.

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

In this report, the terms "Company," "we," "us", and "our" refer to ADVENTRX Pharmaceuticals, Inc. The term "Common Stock" refers to our Common Stock, par value $0.001 per share.

Plan of Operation.

We are a development stage enterprise which conducts biomedical research and development focused on treatments for cancer and certain viral infections, including HIV. Our business is in the development stage; we have not generated any significant revenues and we have not yet marketed any product.

We have used the proceeds from private placements of our capital stock primarily to expand our preclinical and clinical efforts for CoFactor, BlockAide/CR and EradicAide as well as for general working capital. At this time we are beginning to commit additional resources to the further development of Thiovir and are committing fewer resources to the development of BlockAide/VP and Selone.

We began dosing metastatic colorectal cancer patients with 5-FU and our drug CoFactor in QI 2004, based upon an approved IND Application in the United States to treat metastatic colorectal cancer patients in conjunction with 5-FU. In QII 2004, we increased the number of sites at which metastatic colorectal cancer patients are being dosed with CoFactor in our first-line Phase II clinical trial. We intend to file during QIII 2004 for approval for a Phase II trial for CoFactor for metastatic colorectal cancer patients in the United Kingdom and also file in QIII 2004 for approvals to begin treatment of pancreatic cancer patients with 5-U and CoFactor in two separate Phase II trials in the United States and Europe.

We received FDA clearance for the IND Application filed in QI 2004 to treat HIV patients with BlockAide/CR during 2004 in a Phase Ib/IIa trial to study the safety and initial efficacy of the drug for patients who are on HAART therapy and are experiencing a rise in HIV viral load. We also intend to file an IND application in QIII 2004 to treat HIV patients with Thiovir, beginning in QIV 2004 and file an IND application in QIII 2004 to treat HIV patients with the initial formulation of EradicAide vaccine later in 2004.

We currently expect the foregoing to require the expenditures set forth below during the next twelve months:

Expenditure	Estimated Cost
CoFactor trials	$4,900,000
BlockAide/CR trials	900,000
First Thiovir trial	400,000
First EradicAide trial	300,000
Total estimated research and development	6,500,000
Estimated general and administrative	2,000,000
Total estimated costs	$8,500,000

The total estimated expenditures that we expect to incur in executing our plan of operation during the next 12 months have increased from the estimate included in our last quarterly report due to an increase in estimated general and administrative costs. The increase in general and administrative costs is primarily due to higher rent on a new facility, salary increases approved by the compensation committee of the Board of Directors, and planned new hires.

Our total actual expenses have increased from the prior quarter. Our total operating expenses for the three months ended June 30, 2004 and March 31, 2004 were $1,522,595 and $713,809, respectively. The increase is due primarily to increases in research and development costs as we continue and expand our clinical trials and higher general and administrative costs. Research and development costs increased from $222,359 during the three months ended March 31, 2004 to $773,091 during the three months ended June 30, 2004 as a result of expanded research and development and clinical trial operations for our lead products, CoFactor™ and BlockAide/CR™, and preclinical compounds, Thiovir™ and EradicAide™. General and administrative costs increased from $414,382 during the three months ended March 31, 2004 to $745,838 during the three months ended June 30, 2004, as a result of higher salary and related benefits for new administrative employees, and higher legal and accounting fees related to our American Stock Exchange listing, recent registration statement, and private placement.

Our cash position at July 31, 2004 of $16,082,716 is sufficient to meet our goals as set forth above. Accordingly, we do not presently anticipate having to raise money for our business operations in the next 12 months. Our cash requirements after that time, however, are not known with any degree of certainty at this time and will depend in large part on the results of the trials we have described above and our ongoing research. The continued development of our products may require additional significant funding as early as the middle of 2005, and in any event the additional clinical development necessary to bring some or all of our products to market will require significant additional capital. We have no assurance that we will be able to raise additional capital.

In February 2004, we purchased 18 Rhesus monkeys for use in future research at M.D. Anderson in Houston, Texas for $118,000. We purchased laboratory equipment totaling approximately $50,000 during the first half of 2004.

In June 2004, we signed a five-year lease for new office space and moved into the new office space in July 2004. In conjunction with our move to this new location we expended $50,000 on telephone and computer equipment. In addition, our base monthly rent will increase to $18,284 per month which is $15,256 higher than the base monthly rent under our former lease.

In conjunction with the additional research and development activities we expect to conduct, we anticipate adding two administrative staff and three research and development support personnel in the next 12 months.

The proceeds from our April 2004 private placement have been placed in interest-bearing money market accounts. We do not intend to invest these funds in other investment vehicles, as we are aiming to obtain only as high a return as possible in relatively risk-free investments. The Company maintains cash and cash equivalents with financial institutions, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal. At July 31, 2004, cash and cash equivalents with banks exceeded federally insured limits by approximately $15,983,000.

Risk Factors

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

          We have a substantial accumulated deficit and limited working capital.

          We had an accumulated deficit of $28,481,146 as of December 31, 2003 and $30,700,863 as of June 30, 2004. Since we presently have no source of revenues and are committed to continuing our product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the Food and Drug Administration and successfully marketed. In addition, we fund our operations primarily through the sale of securities, and have had limited working capital for our product development and other activities. We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production.

          We have no current product sales revenues or profits.

We have devoted our resources to developing a new generation of therapeutic drug products, but such products cannot be marketed until clinical testing is completed and governmental approvals have been obtained. Accordingly, there is no current source of revenues, much less profits, to sustain our present activities, and no revenues will likely be available until, and unless, the new products are clinically tested, approved by the Food and Drug Administration and successfully marketed, either by us or a marketing partner, an outcome which we are not able to guarantee.

          It is uncertain that we will have access to future capital or government grants.

It is not expected that we will generate positive cash flow from operations for at least the next several years. As a result, substantial additional equity or debt financing or the receipt of one or more government grants for research and development or clinical development will be required to fund our activities. We cannot be certain that we will be able to consummate any such financing on favorable terms, if at all, or receive any such government grants or that such financing or government grants will be adequate to meet our capital requirements. Any additional equity financing could result in substantial dilution to stockholders, and debt financing, if available, will most likely involve restrictive covenants which preclude us from making distributions to stockholders and taking other actions beneficial to stockholders. If adequate funds are not available, we may be required to delay or reduce the scope of our drug development program or attempt to continue development by entering into arrangements with collaborative partners or others that may require us to relinquish some or all of our rights to proprietary drugs. The inability to fund our capital requirements would have a material adverse effect on us.

We are not certain that we will be successful in the development of our drug candidates.

The successful development of any new drug is highly uncertain and is subject to a number of significant risks. Our drug candidates, all of which are in a development stage, require significant, time-consuming and costly development, testing and regulatory clearance. This process typically takes several years and can require substantially more time. Risks include, among others, the possibility that a drug candidate will (i) be found to be ineffective or unacceptably toxic, (ii) have unacceptable side effects, (iii) fail to receive necessary regulatory clearances, (iv) not achieve broad market acceptance, (v) be subject to competition from third parties who may market equivalent or superior products, or (vi) be affected by third parties holding proprietary rights that will preclude us from marketing a drug product. There can be no assurance that the development of our drug candidates will demonstrate the efficacy and safety of our drug candidates as therapeutic drugs, or, even if demonstrated, that there will be sufficient advantages to their use over other drugs or treatments so as to render the drug product commercially viable. In the event that we are not successful in developing and commercializing one or more drug candidates, investors are likely to realize a loss of their entire investment.

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

We will face intense competition from other companies in the pharmaceutical industry.

We are engaged in a segment of the pharmaceutical industry that is highly competitive and rapidly changing. If successfully developed and approved, any of our drug candidates will likely compete with several existing therapies. In addition, other companies are pursuing the development of pharmaceuticals that target the same diseases as are targeted by the drugs being developed by us. We anticipate that we will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. We cannot assure that existing products or new products developed by competitors will not be more effective, or more effectively marketed and sold than those we may market and sell. Competitive products may render our drugs obsolete or noncompetitive prior to our recovery of development and commercialization expenses.

Many of our competitors will also have significantly greater financial, technical and human resources and will likely be better equipped to develop, manufacture and market products. In addition, many of these competitors have extensive experience in preclinical testing and clinical trials, obtaining Food and Drug Administration and other regulatory approvals and manufacturing and marketing pharmaceutical products. A number of these competitors also have products that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, government agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are actively seeking to commercialize the technology they have developed. Accordingly, competitors may succeed in commercializing products more rapidly or effectively than us, which would have a material adverse effect on us.

There is no assurance that our products will have market acceptance.

Our success will depend in substantial part on the extent to which a drug product, once approved, achieves market acceptance. The degree of market acceptance will depend upon a number of factors, including (i) the receipt and scope of regulatory approvals, (ii) the establishment and demonstration in the medical community of the safety and efficacy of a drug product, (iii) the product’s potential advantages over existing treatment methods and (iv) reimbursement policies of government and third party payors. We cannot predict or guarantee that physicians, patients, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize any of our drug products.

The unavailability of health care reimbursement for any of our products will likely adversely impact our ability to effectively market such products and whether health care reimbursement will be available for any of our products is uncertain.

Our ability to commercialize our technology successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly-approved medical products. We cannot guarantee that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for realization of an appropriate return on its investments in developing new therapies. Government, private health insurers, and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the Food and Drug Administration. Accordingly, even if coverage and reimbursement are provided by government, private health insurers, and third-party payors for use of the our products, the market acceptance of these products would be adversely affected if the amount of reimbursement available for the use of our therapies proved to be unprofitable for health care providers.

Uncertainties related to health care reform measures may affect our success.

There have been a number of federal and state proposals during the last few years to subject the pricing of health care goods and services, including prescription drugs, to government control and to make other changes to U.S. health care system. It is uncertain which legislative proposals will be adopted or what actions federal, state, or private payors for health care treatment and services may take in response to any health care reform proposals or legislation. We cannot predict the effect health care reforms may have on our business, and there is no guarantee that any such reforms will not have a material adverse effect on us.

Further testing of our drug candidates will be required and there is no assurance of Food and Drug Administration approval.

The Food and Drug Administration and comparable agencies in foreign countries impose substantial requirements upon the introduction of medical products, through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or more and varies substantially based upon the type, complexity, and novelty of the product.

The effect of government regulation and the need for Food and Drug Administration approval will delay marketing of new products for a considerable period of time, impose costly procedures upon our activities, and to provide an advantage to larger companies that compete with us. There can be no assurance that Food and Drug Administration or other regulatory approval for any products developed by us will be granted on a timely basis or at all. Any such delay in obtaining or failure to obtain, such approvals would materially and adversely affect the marketing of any contemplated products and the ability to earn product revenue. Further, regulation of manufacturing facilities by state, local, and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on our ability to utilize any of our technologies, thereby adversely affecting our operations.

Human pharmaceutical products are subject to rigorous preclinical testing and clinical trials and other approval procedures mandated by the Food and Drug Administration and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country.

Among the uncertainties and risks of the Food and Drug Administration approval process are the following: (i) the possibility that studies and clinical trials will fail to prove the safety and efficacy of the drug, or that any demonstrated efficacy will be so limited as to significantly reduce or altogether eliminate the acceptability of the drug in the marketplace, (ii) the possibility that the costs of development, which can far exceed the best of estimates, may render commercialization of the drug marginally profitable or altogether unprofitable, and (iii) the possibility that the amount of time required for Food and Drug Administration approval of a drug may extend for years beyond that which is originally estimated. In addition, the Food and Drug Administration or similar foreign regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in Food and Drug Administration policy and the establishment of additional regulations during the period of product development and Food and Drug Administration review. Similar delays or rejections may be encountered in other countries.

Our success will depend on licenses and proprietary rights we receive from other parties, and on any patents we may obtain.

Our success will depend in large part on our ability and our licensors’ ability to (i) maintain license and patent protection with respect to their drug products, (ii) defend patents and licenses once obtained, (iii) maintain trade secrets, (iv) operate without infringing upon the patents and proprietary rights of others and (iv) obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the U.S. and in foreign countries. We have obtained licenses to patents and other proprietary rights from M.D. Anderson, University of Southern California and the National Institutes of Health.

The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. There is no guarantee that we or our licensors have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications or that claims allowed will be sufficient to protect the technology licensed to us. In addition, we cannot be certain that any patents issued to or licensed by us will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive disadvantages to us.

Litigation, which could result in substantial cost, may also be necessary to enforce any patents to which we have rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights, which may affect our rights. U.S. patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. There can be no assurance that our licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation or interference proceeding could have a material adverse effect on us pending resolution of the disputed matters.

We may also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. There can be no assurance that these agreements will not be breached or terminated, that we will have adequate remedies for any breach, or that trade secrets will not otherwise become known or be independently discovered by competitors.

Our license agreements can be terminated in the event of a breach.

The license agreements pursuant to which we license our core technologies for our potential drug products permit the licensors, respectively M.D. Anderson, National Institutes of Health and University of Southern California, to terminate the agreement under certain circumstances, such as the failure by us to use our reasonable best efforts to commercialize the subject drug or the occurrence of any other uncured material breach by us. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the technology licensed, and we are required to reimburse the licensor for the costs it incurs in performing these activities. The license agreements also require the payment of specified royalties. Any inability or failure to observe these terms or pay these costs or royalties could result in the termination of the applicable license agreement in certain cases. The termination of any license agreement would have a material adverse effect on us.

Protecting our proprietary rights is difficult and costly.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in these companies’ patents or whether we may infringe or be infringing these claims. Patent disputes are common and could preclude the commercialization of our products. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

Our success is dependent on our key personnel.

We depend on a small management and scientific/clinical group and on independent researchers, some of whom are inventors of the patents licensed to us for core technologies and drugs developed at M.D. Anderson and University of Southern California. Scientific personnel may from time to time serve as consultants to us and may devote a portion of their time to our business, as well as continue to devote substantial time to the furtherance of our sponsored research at M.D. Anderson, University of Southern California and other affiliated institutions as may be agreed to in the future, but such personnel are not our employees and are not bound under written employment agreements. The services of such persons are important to us, and the loss of any of these services may adversely affect us.

We may be unable to retain skilled personnel and maintain key relationships.

The success of our business depends, in large part, on our ability to attract and retain highly qualified management, scientific and other personnel, and on our ability to develop and maintain important relationships with leading research institutions and consultants and advisors. Competition for these types of personnel and relationships is intense from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that we will be able to attract and retain such individuals on commercially acceptable terms or at all, and the failure to do so would have a material adverse effect on us.

We currently have no sales or marketing capability.

We currently do not have marketing or sales personnel. We will have to develop a sales force, or rely on marketing partners or other arrangements with third parties for the marketing, distribution and sale of any drug product which is ready for distribution. There is no guarantee that we will be able to establish marketing, distribution or sales capabilities or make arrangements with third parties to perform those activities on terms satisfactory to us, or that any internal capabilities or third party arrangements will be cost-effective.

In addition, any third parties with which we may establish marketing, distribution or sales arrangements may have significant control over important aspects of the commercialization of a drug product, including market identification, marketing methods, pricing, composition of sales force and promotional activities. There can be no assurance that we will be able to control the amount and timing of resources that any third party may devote to our products or prevent any third party from pursuing alternative technologies or products that could result in the development of products that compete with, or the withdrawal of support for, our products.

We do not have manufacturing capabilities and may not be able to efficiently develop manufacturing capabilities or contract for such services from third parties on commercially acceptable terms.

We do not have any manufacturing capacity. When required, we will seek to establish relationships with third-party manufacturers for the manufacture of clinical trial material and the commercial production of drug products as we have with Merck Eprova AG, Multiple Peptide Systems, Inc., Peptisyntha, Inc and MediChem Research, Inc. There can be no assurance that we will be able to establish relationships with third-party manufacturers on commercially acceptable terms or that third-party manufacturers will be able to manufacture a drug product on a cost-effective basis in commercial quantities under good manufacturing practices mandated by the Food and Drug Administration.

The dependence upon third parties for the manufacture of products may adversely affect future costs and the ability to develop and commercialize a drug product on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of our drug products or that third party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such products. Any failure to establish relationships with third parties for our manufacturing requirements on commercially acceptable terms would have a material adverse effect on us.

We are dependent in part on third parties for drug development and research facilities.

We do not possess research and development facilities necessary to conduct all of our drug development activities. We engage consultants and independent contract research organizations to design and conduct clinical trials in connection with the development of our drugs. As a result, these important aspects of a drug’s development will be outside our direct control. In addition, there can be no assurance that such third parties will perform all of their obligations under arrangements with us or will perform those obligations satisfactorily.

In the future, we anticipate that we will need to obtain additional or increased product liability insurance coverage and it is uncertain that such increased or additional insurance coverage can be obtained on commercially reasonable terms.

Our business will expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. There can be no assurance that product liability claims will not be asserted against us. We intend to obtain additional limited product liability insurance for our clinical trials, directly or through our marketing development partners or contract research organization (CRO) partners, when they begin in the U.S. and to expand our insurance coverage if and when we begin marketing commercial products. However, there can be no assurance that we will be able to obtain product liability insurance on commercially acceptable terms or that we will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect against potential losses. A successful product liability claim or series of claims brought against us could have a material adverse effect on us.

Insurance coverage is increasingly more difficult to obtain or maintain.

Obtaining insurance for our business, property and products is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to pay claims in exess of our insurance coverage on our own. Furthermore, any first- or third-party claims made on any of our insurance policies may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all in the future.

The market price of our shares, like that of many biotechnology companies, is highly volatile.

Market prices for the our common stock and the securities of other medical and biomedical technology companies have been highly volatile and may continue to be highly volatile in the future. Factors such as announcements of technological innovations or new products by us or our competitors, government regulatory action, litigation, patent or proprietary rights developments, and market conditions for medical and high technology stocks in general can have a significant impact on any future market for the common stock.

We are not paying dividends on our common stock.

We have never paid cash dividends on our common stock, and do not intend to do so in the foreseeable future.

The issuance of shares of our preferred stock may adversely affect our common stock.

Our Board of Directors is authorized to designate one or more series of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, without any action by the stockholders. The designation and issuance of such shares of our preferred stock may adversely affect the common stock, if the rights, preferences and privileges of such preferred stock (i) restrict the declaration or payment of dividends on common stock, (ii) dilute the voting power of common stock, (iii) impair the liquidation rights of the common stock or (iv) delay or prevent a change in control for us from occurring, among other possibilities.

Under provisions of our certificate of incorporation, bylaws and Delaware law, our management may be able to block or impede a change in control.

Our certificate of incorporation authorizes our Board of Directors to designate shares of preferred stock without stockholder approval on such terms as our Board of Directors may determine. The rights of the holders of common stock may be subject to or adversely affected by, the rights of the holders of any such preferred stock that may be issued in the future. The issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of the voting stock. These and other provisions of our certificate of incorporation and our by-laws, as well as certain provisions of Delaware law, could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving a change of control of the company, even if such events could be beneficial to the interest of the stockholders as a whole. Such provisions could limit the price that certain investors might be willing to pay in the future for our common stock.

Officers’ and directors’ liabilities are limited under Delaware law.

Pursuant to our certificate of incorporation and by-laws, as authorized under applicable Delaware law, directors are not liable for monetary damages for breach of fiduciary duty, except in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or for any transaction in which a director has derived an improper personal benefit. Our certificate of incorporation and by-laws provide that we must indemnify our officers and directors to the fullest extent permitted by Delaware law for all expenses incurred in the settlement of any actions against such persons in connection with their having served as officers or directors.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

During the fiscal three months ended June 30, 2004, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2003, we filed a complaint in the Superior Court of California in and for the County of San Diego, alleging claims against Bengt G. Gustavsson and Biofol AB (collectively, the "Defendants"), who are former consultants of the company, for misappropriation of trade secrets, breach of written contracts, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, breach of duty of confidence, aiding and abetting breach of fiduciary duty and breach of duty of confidence, unfair competition, intentional interference with prospective economic relations, and seeking damages, declaratory and injunctive relief.  In January 2004, the Defendants filed a Notice of Removal of Action in the U.S. District Court in and for the Southern District of California. In February 2004, the federal court adopted a stipulation of the company and the Defendants pursuant to which the Defendants accepted service of the lawsuit effective as of January 14, 2004 and agreed to file their response to our complaint by March 1, 2004.  On March 1, 2004, the Defendants filed an answer denying the material allegations of our complaint.  On July 1, 2004, the company and Defendants participated in a court-sponsored case review and mediation known as an Early Neutral Evaluation, which is procedurally required by the federal court. To our knowledge, as of the date of this report, no other substantive filings have been made by us or the Defendants regarding this lawsuit.  The outcome of and the amount of any damages that may be recovered in this lawsuit is uncertain.

On February 26, 2004, we received a letter from counsel to a stockholder in which the stockholder demanded to inspect certain of our books and records. One stated purpose for the stockholder's demand is to determine whether corporate wrongdoing occurred in connection with certain private placements of our securities. On March 2, 2004, we timely responded to this stockholder's demand and agreed to make documents available for inspection on or after March 15, 2004. On April 16, 2004, we received a letter from counsel to the stockholder acknowledging receipt of our letter dated March 2, 2004 and that the stockholder would shortly contact us to schedule the requested inspection. The inspection has neither taken place nor been scheduled by the stockholder. We believe that there is no reasonable basis for any claim by this stockholder. Since April 16, 2004 we have corresponded intermittently with the stockholder in an effort to resolve this matter. We will vigorously defend any claim of this stockholder, if asserted.

From time to time we may be subject to additional legal proceedings and claims in the ordinary course of business.  These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.  We are not aware of any legal proceedings or claims that we believe could harm our business or cause our stock price to fall.

Item 2. Changes In Securities.

In April 2004, the Company sold 10,417,624 shares of common stock and issued warrants to purchase 3,125,272 shares of common stock at $2.00 and warrants to purchase 2,083,518 shares of common stock at $2.50 per share to accredited investors in a private placement for aggregate gross proceeds of $15,626,450 in cash. In connection with the private placement, the Company paid cash commissions of $900,452 and other related expenses of $454,089 and issued warrants to purchase 642,547 shares of common stock at $2.00 per share to two placement agents.

In April 2004, the Company engaged W.R. Hambrecht + Co., LLC for financial advisory and investment banking services and, in connection with that engagement, issued to it a warrant to purchase 175,000 shares of common stock at $2.00 per share.

In April 2004, the Company granted an option to purchase 30,000 shares of common stock at a purchase price of $1.50 per share to the Director of Antiviral Research. The option will vest in three installments over three years starting April 2004.

In May 2004, a warrant to purchase 20,082 shares of common stock at $1.25 per share was exercised for gross proceeds of $25,103.

In May 2004, the Company issued 46,784 shares of common stock upon the cashless exercise of two warrants to purchase a total of 60,000 shares of common stock.

In June 2004, the Company issued 379,417 shares of common stock upon the cashless exercise of a warrant to purchase 502,540 shares of common stock.

In May 2004, the Company granted an option to purchase 30,000 shares of common stock at a purchase price of $1.50 per share to the Director of Marketing and Technical Support. The option will vest in three installments over three years starting May 2004.

Except as otherwise noted above, no commission was paid or given, directly or indirectly, in connection with any of the above sales, issuances, or exchanges.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Sections 3(a)(9) or 4(2) of the Securities Act or Regulation D promulgated under the Securities Act.

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

ADVENTRX Pharmaceuticals, Inc.

August 10, 2004	By:	/s/ Steven M. Plumb

Steven M. Plumb, CPA
Chief Financial Officer

Exhibit Index

Exhibit	Description
3.1 (1)	Certificate of Incorporation of Victoria Enterprises, Inc.
3.2 (1)	Certificate of Amendment of Certificate of Incorporation of Victoria Enterprises, Inc.
3.3 (1)	Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.
3.4 (1)	Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.
3.5 (1)	Certificate of Ownership and Merger Merging Biokeys, Inc. with and into Biokeys Pharmaceuticals, Inc.
3.6 (2)	Amended and Restated Bylaws of Biokeys Pharmaceuticals, Inc.
3.7 (1)	Certificate of Amendment to the Certificate of Incorporation of ADVENTRX Pharmaceuticals, Inc.
3.8 (3)	Certificate of Designation of BioQuest, Inc.
3.9 (4)	Certificate of Designation of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of Biokeys Pharmaceuticals, Inc.
4.1 (5)	Common Stock and Warrant Purchase Agreement, dated as of April 5, 2004, among the Company and the Investors named therein
4.2 (5)	A-1 Warrant to Purchase Common Stock issued to Investors pursuant to the Common Stock and Warrant Purchase Agreement with the Investors
4.3 (5)	A-2 Warrant to Purchase Common Stock issued to Investors pursuant to the Common Stock and Warrant Purchase Agreement with the Investors
4.4 (6)	Common Stock and Warrant Purchase Agreement, dated April 8, 2004, between the Company and CD Investment Partners, Ltd.
4.5 (6)	A-1 Warrant to Purchase Common Stock issued to CD Investment Partners, Ltd.
4.6 (6)	A-2 Warrant to Purchase Common Stock issued to CD Investment Partners, Ltd.
4.7 (6)	Warrant to Purchase Common Stock issued on April 8, 2004 to Burnham Hill Partners
4.8 (6)	Warrant to Purchase Common Stock issued on April 8, 2004 to Ernest Pernet
4.9 (6)	Warrant to Purchase Common Stock issued on April 8, 2004 to W.R. Hambrecht + Co., LLC
4.10 (5)	Registration Rights Agreement, dated as of April 5, 2004, among the Company and the Investors named therein
4.11 (6)	Registration Rights Agreement, dated as of April 8, 2004, between the Company and CD Investment Partners, Ltd.
4.12	Not used
4.13	Not used

4.14 (7)	Common Stock and Warrant Purchase Agreement, dated April 19, 2004, between the Company and Franklin Berger
4.15 (7)	A-1 Warrant to Purchase Common Stock issued to Franklin Berger
4.16 (7)	A-2 Warrant to Purchase Common Stock issued to Franklin Berger
4.17 (7)	Registration Rights Agreement, dated as of April 19, 2004, between the Company and Franklin Berger
4.18 (5)	Registration Rights Agreement, dated _______, 2001, between the Registrant and certain stockholders
4.19 (5)	Warrant to Purchase Common Stock issued by the Registrant
4.20 (5)	Stock Subscription Agreement
4.21 (5)	Warrant to Purchase Common Stock issued by the Registrant
4.22 (5)	Warrant for the Purchase of Shares of Common Stock No. WA-2A issued June 14, 2001 to Robert J. Neborsky and Sandra S. Neborsky, JTWROS
10.1 (8)	Patent and Technology License Agreement with M.D. Anderson - June, 1996 (Request for confidential treatment of certain data)
10.2 (8)	Amendment to M.D. Anderson Licensing Agreement June 15, 2000 (Request for confidential treatment of certain data)
10.3 (8)	Option and License Agreement with USC - June 23, 1999 (Co Factor and Selone) (Request for confidential treatment of certain data)
10.4 (2)	Amendment to Option and License Agreement with USC dated August 16, 2000 (Co Factor and Selone) (Request for confidential treatment of certain data)
10.5 (8)	Option and License Agreement with USC dated August 19, 2000 (Thiovir) (Request for confidential treatment of certain data)
10.6	Standard Multi-Tenant Office Lease - Gross, dated June 3, 2004, between the Company and Georve V. Casey & Ellen M. Casey, Trustees of the Casey Family Trust dated June 22, 1998
10.7 (9)	Patent License Agreement, effective August 1, 2002, between Biokeys, Inc. and the National Institutes of Health
10.8 (10)	Letter Agreement, effective January 1, 2003, between Biokeys Pharmaceuticals, Inc. and Steven M. Plumb, P.C.
10.9 (10)	Offer Letter, dated March 5, 2003, from Biokeys Pharmaceuticals, Inc. to Joan M. Robbins, Ph.D.
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

(1)	Incorporated by reference to the same-numbered exhibit to the Company’s Form 8-A, filed April 27, 2004
(2)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10-SB, filed October 2, 2001.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10-SB, filed October 2, 2001.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-QSB, filed November 26, 2002 (exhibit included in the body of the Form 10-QSB and not filed as a separate exhibit file).
(5)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form S-3, filed June 30, 2004.
(6)	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed April 13, 2004.
(7)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed May 12, 2004.
(8)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10-SB/A, filed January 11, 2002.
(9)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed November 26, 2002.
(10)	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-KSB, filed April 16, 2003.

