Form 10QSB
period 2004-09-30
ADVENTRX PHARMACEUTICALS INC
filed 2004-11-15
CIK 1160308

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes     x       No

As of October 31, 2004, 53,811,072 shares of the issuer’s common stock, par value $0.001 per share, were outstanding.

     Transitional Small Business Disclosure Format (Check One): YES ☐    NO ☒

ADVENTRX PHARMACEUTICALS, INC.
FORM 10-QSB
September 30, 2004
INDEX

PART I FINANCIAL INFORMATION		1
Item 1. Condensed Consolidated Financial Statements		1
a.	Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003	1
b.	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003 and for the period from inception through September 30, 2004 (Unaudited)	2
c.	Condensed Consolidated Statements of Shareholders’ Equity (Deficit) from Inception (June 12, 1996) through September 30, 2004 (Unaudited)	3
d.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 and for the period from inception through September 30, 2004 (Unaudited)	4
e.	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Plan of Operation		11
Item 3. Controls and Procedures		19
PART II Other Information		20
Item 1. Legal Proceedings		20
Item 2. Changes In Securities		20
Item 6. Exhibits and Reports on Form 8-K		21

PART I. FINANCIAL INFORMATION Item 1. Financial Statements. ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,756,357	$4,226,397
Prepaid expenses	237,538	28,376
Total current assets	14,993,895	4,254,773

Property and equipment, net	291,525	20,840
Other assets	55,755	7,743
Total assets	$15,341,175	$4,283,356
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$693,678	$90,243
Accrued dividends payable	—	72,800
Total liabilities	693,678	163,043
Commitments and contingencies
Shareholders’ equity:
Series A cumulative convertible preferred stock, $0.01 par value.
Authorized 8,000 shares; issued and outstanding, 473
shares in 2003 (aggregate involuntary liquidation preference
$473,000 at December 31, 2003)	—	4
Series B convertible preferred stock, $0.01 par value.
Authorized 200,000 shares; issued and outstanding, 200,000
shares in 2003 (no liquidation preference)	—	2,000
Common stock, $0.001 par value. Authorized 100,000,000 shares;
issued 53,834,237 shares in 2004 and
issued and outstanding 42,491,708 shares in 2003	53,835	42,492
Additional paid-in capital	47,453,079	32,556,963
Deficit accumulated during the development stage	(32,824,670)	(28,481,146)
Treasury stock, at cost; 23,165 shares	(34,747)	—
Total shareholders’ equity	14,647,497	4,120,313
Total liabilities and shareholders’ equity	$15,341,175	$4,283,356

See accompanying notes to condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(unaudited)
					Inception
					(June 12, 1996)
					through
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2004	2003	2004	2003	2004
Net sales	$—	$—	$—	$—	$174,830
Cost of goods sold	—	—	—	—	51,094
Gross margin	—	—	—	—	123,736
Grant revenue	—	—	—	3,603	129,733
Interest income	28,055	2,740	44,742	4,464	143,978
	28,055	2,740	44,742	8,067	397,447
Operating expenses:
Research and development	983,665	208,778	2,053,131	415,301	6,783,057
General and administrative	1,155,716	277,248	2,315,936	1,103,176	10,730,780
Depreciation and amortization	12,481	1,969	19,199	5,146	10,117,906
Impairment loss – write off of goodwill	—	—	—	—	5,702,130
Interest expense	—	212	—	1,386	179,090
Equity in loss of investee	—	—	—	—	178,936
Total operating expenses	2,151,862	488,207	4,388,266	1,525,009	33,691,899
Loss before cumulative effect of
change in accounting principle	(2,123,807)	(485,467)	(4,343,524)	(1,516,942)	(33,294,452)
Cumulative effect of change in accounting
principle	—	—	—	—	(25,821)
Net loss	(2,123,807)	(485,467)	(4,343,524)	(1,516,942)	(33,320,273)
Preferred stock dividends	—	(9,460)	—	(28,380)	(602,320)
Net loss applicable to common stock	$(2,123,807)	$(494,927)	$(4,343,524)	$(1,545,322)	$(33,922,593)
Loss per common share – basic and
diluted	$(0.04)	$(0.02)	$(0.09)	$(0.05)

See accompanying notes to condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
Inception (June 12, 1996) through September 30, 2004
(unaudited)
										Deficit
										accumulated		Total
	Cumulative convertible		Cumulative convertible		Cumulative convertible				Additional	during the	Treasury	shareholders’
	preferred stock, series A		preferred stock, series B		preferred stock, series C		Common stock		paid-in	development	Stock,	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	at cost	(deficit)

Balances at June 12, 1996 (date of incorporation)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—
Sale of common stock without par value	—	—	—	—	—	—	503	5	5	—	—	10
Change in par value of common stock	—	—	—	—	—	—	—	(4)	4	—	—	—
Issuance of common stock and net liabilities assumed in acquisition	—	—	—	—	—	—	1,716,132	1,716	3,224	(18,094)	—	(13,154)
Issuance of common stock	—	—	—	—	—	—	2,010,111	2,010	456	(2,466)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(259,476)	—	(259,476)

Balances at December 31, 1996	—	—	—	—	—	—	3,726,746	3,727	3,689	(280,036)	—	(272,620)
Sale of common stock, net of offering costs of $9,976	—	—	—	—	—	—	1,004,554	1,004	1,789,975	—	—	1,790,979
Issuance of common stock in acquisition	—	—	—	—	—	—	375,891	376	887,874	—	—	888,250
Minority interest deficiency at acquisition charged to the Company	—	—	—	—	—	—	—	—	—	(45,003)	—	(45,003)
Net loss	—	—	—	—	—	—	—	—	—	(1,979,400)	—	(1,979,400)

Balances at December 31, 1997	—	—	—	—	—	—	5,107,191	5,107	2,681,538	(2,304,439)	—	382,206
Rescission of acquisition	—	—	—	—	—	—	(375,891)	(376)	(887,874)	561,166	—	(327,084)
Issuance of common stock at conversion of notes payable	—	—	—	—	—	—	450,264	451	363,549	—	—	364,000
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	260,000	—	—	260,000
Net loss	—	—	—	—	—	—	—	—	—	(1,204,380)	—	(1,204,380)

Balances at December 31, 1998	—	—	—	—	—	—	5,181,564	5,182	2,417,213	(2,947,653)	—	(525,258)
Sale of common stock	—	—	—	—	—	—	678,412	678	134,322	—	—	135,000
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	212,000	—	—	212,000
Net loss	—	—	—	—	—	—	—	—	—	(1,055,485)	—	(1,055,485)

Balances at December 31, 1999	—	—	—	—	—	—	5,859,976	5,860	2,763,535	(4,003,138)	—	(1,233,743)
Sale of preferred stock, net of offering costs of $76,500	3,200	32	—	—	—	—	—	—	3,123,468	—	—	3,123,500
Issuance of common stock at conversion of notes and interest payable	—	—	—	—	—	—	412,487	412	492,085	—	—	492,497
Issuance of common stock at conversion of notes payable	—	—	—	—	—	—	70,354	70	83,930	—	—	84,000
Issuance of common stock to settle obligations	—	—	—	—	—	—	495,111	496	1,201,664	—	—	1,202,160
Issuance of common stock for acquisition	—	—	—	—	—	—	6,999,990	7,000	9,325,769	—	—	9,332,769
Issuance of warrants for acquisition	—	—	—	—	—	—	—	—	4,767,664	—	—	4,767,664
Stock issued for acquisition costs	—	—	—	—	—	—	150,000	150	487,350	—	—	487,500
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	140,000	—	—	140,000
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(85,000)	—	—	(85,000)
Cashless exercise of warrants	—	—	—	—	—	—	599,066	599	(599)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(3,701,084)	—	(3,701,084)

Balances at December 31, 2000	3,200	32	—	—	—	—	14,586,984	14,587	22,299,866	(7,704,222)	—	14,610,263
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(256,000)	—	—	(256,000)
Repurchase of warrants	—	—	—	—	—	—	—	—	(55,279)	—	—	(55,279)
Sale of warrants	—	—	—	—	—	—	—	—	47,741	—	—	47,741
Cashless exercise of warrants	—	—	—	—	—	—	218,493	219	(219)	—	—	—
Issuance of common stock to pay preferred dividends	—	—	—	—	—	—	93,421	93	212,907	—	—	213,000
Detachable warrants issued with notes payable	—	—	—	—	—	—	—	—	450,000	—	—	450,000
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	167,138	—	—	167,138
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	106,293	106	387,165	—	—	387,271
Issuance of preferred stock to pay operating expenses	137	1	—	—	—	—	—	—	136,499	—	—	136,500
Net loss	—	—	—	—	—	—	—	—	—	(16,339,120)	—	(16,339,120)

Balances at December 31, 2001	3,337	33	—	—	—	—	15,005,191	15,005	23,389,818	(24,043,342)	—	(638,486)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(242,400)	—	—	(242,400)
Repurchase of warrants	—	—	—	—	—	—	—	—	—	—	—	—
Sale of warrants	—	—	—	—	—	—	240,000	240	117,613	—	—	117,853
Cashless exercise of warrants	—	—	—	—	—	—	100,201	100	(100)	—	—	—
Excersice of warrants	—	—	—	—	—	—	344,573	345	168,477	—	—	168,822
Sale of preferred stock	—	—	200,000	2,000	70,109	701	—	—	998,392	—	—	1,001,093
Conversion of preferred stock into common stock	(3,000)	(30)	—	—	—	—	1,800,000	1,800	(1,770)	—	—	—
Preferred stock dividends forgiven	—	—	—	—	—	—	—	—	335,440	—	—	335,440
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	163,109	—	—	163,109
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	6,292	6	12,263	—	—	12,269
Issuance of preferred stock to pay operating expenses	136	1	—	—	—	—			6,000	—	—	6,001
Issuance of stock options to employees	—	—	—	—	—	—	—	—	329,296	—	—	329,296
Net loss	—	—	—	—	—	—	—	—	—	(2,105,727)	—	(2,105,727)

Balances at December 31, 2002	473	4	200,000	2,000	70,109	701	17,496,257	17,496	25,276,138	(26,149,069)	—	(852,730)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(37,840)	—	—	(37,840)
Conversion of Series C preferred stock into common stock	—	—	—	—	(70,109)	(701)	14,021,860	14,022	(13,321)	—	—	—
Issuance of common stock to pay interest on Bridge Notes	—	—	—	—	—	—	165,830	165	53,326	—	—	53,491
Sale of common stock at $0.40 per share, net of issuance costs	—	—	—	—	—	—	6,640,737	6,676	2,590,656	—	—	2,597,332
Sale of common stock at $1.00 per share, net of issuance costs	—	—	—	—	—	—	3,701,733	3,668	3,989,181	—	—	3,992,849
Exchange of warrants	—	—	—	—	—	—	235,291	235	49,486	—	—	49,721
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	230,000	230	206,569	—	—	206,799
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	156,735	—	—	156,735
Issuance of stock options to employees	—	—	—	—	—	—	—	—	286,033	—	—	286,033
Net loss	—	—	—	—	—	—	—	—	—	(2,332,077)	—	(2,332,077)

Balances at December 31, 2003	473	4	200,000	2,000	—	—	42,491,708	42,492	32,556,963	(28,481,146)	—	4,120,313
Extinquishment of dividends payable on preferred stock	—	—	—	—	—	—	—	—	72,800	—	—	72,800
Conversion of Series A cummulative preferred stock	(473)	(4)	—	—	—	—	236,500	236	(232)	—	—	—
Conversion of Series B preferred stock	—	—	(200,000)	(2,000)	—	—	200,000	200	1,800	—	—	—
Issuance of warrants in settlement of a claim	—	—	—	—	—	—	—	—	86,375	—	—	86,375
Exercise of warrants	—	—	—	—	—	—	488,405	488	26,865	—	—	27,353
Issuance of common stock at $1.50 per share	—	—	—	—	—	—	10,417,624	10,419	15,616,031	—	—	15,626,450
Payment of financing and offering costs	—	—	—	—	—	—	—	—	(1,354,541)	—	—	(1,354,541)
Issuance of stock options to employees	—	—	—	—	—	—	—	—	412,271	—	—	412,271
Acquisition of treasury stock	—	—	—	—	—	—	—	—	34,747	—	(34,747)	—
Net loss	—	—	—	—	—	—	—	—	—	(4,343,524)	—	(4,343,524)

Balances at September 30, 2004	—	$—	—	$—	—	$—	53,834,237	$53,835	$47,453,079	$(32,824,670)	$(34,747)	$14,647,497
See accompanying notes to condensed financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(unaudited)
			Inception
			(June 12, 1996)
			through
	Nine months ended September 30,		September 30,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(4,343,524)	$(1,516,942)	$(33,320,273)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	19,199	5,146	10,117,906
Forgiveness of employee receivable	—	—	30,036
Impairment loss – write off of goodwill	—	—	5,702,130
Expenses paid by warrants	86,375	105,883	573,357
Expenses paid by preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Expenses related to employee stock options issued	412,271	249,969	1,027,600
Expenses paid by issuance of common stock	—	160,299	817,548
Equity in loss of investee	—	—	178,936
Write-off of license agreement	—	—	152,866
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
Increase in prepaid expenses and other assets	(257,174)	(42,707)	(432,661)
Increase (decrease) in accounts payable and accrued
liabilities	603,435	(184,877)	172,407
Increase in sponsored research payable and
license obligation	—	—	924,318
Net cash used in operating activities	(3,479,418)	(1,223,229)	(13,275,508)
Cash flows from investing activities:
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Purchases of property and equipment	(289,884)	(7,191)	(412,353)
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired in acquisition of subsidiary	—	—	64,233
Issuance of note receivable – related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000
Net cash provided by (used in) investing activities	(289,884)	(7,191)	36,673
Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	4,200,993
Proceeds from sale of common stock	15,626,450	5,164,745	24,152,596
Proceeds from sale or exercise of warrants	27,353	—	411,590
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	(1,354,541)	—	(1,453,517)
Payments of notes payable and long-term debt	—	(253,948)	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718
Net cash provided by financing activities	14,299,262	4,910,797	27,995,192
Net increase in cash and cash equivalents	10,529,960	3,680,377	14,756,357
Cash and cash equivalents at beginning of period	4,226,397	103,928	—
Cash and cash equivalents at end of period	$14,756,357	$3,784,305	$14,756,357
See accompanying notes to condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and 2003
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

In management’s opinion, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. For additional information, refer to the Company’s financial statements and notes thereto for the year ended December 31, 2003, contained in the Company’s Form 10-KSB.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and 2003
(Unaudited)

Supplementary Cash Flow Information

Interest of $212 and $1,386 was paid during the three and nine months ended September 30, 2003, respectively. No income taxes were paid during 2004 and 2003.

Noncash investing and financing transactions excluded from the condensed statements of cash flows for the nine months ended September 30, 2004 and 2003 and for the period from Inception (June 12, 1996) through September 30, 2004 are as follows:
	2004	2003	Inception (June 12, 1996) through September 30, 2004

Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	$—	$53,326	$1,213,988
Payment of operating expenses	—	—	1,224,281
Conversion of preferred stock	2,000	701	2,705
Acquisitions	—	—	14,617,603
Payment of dividends	—	—	213,000
Financial advisor services in conjunction with private placement	1,137,456	—	1,137,456
Settlement of claim	86,375	—	86,375
Assumptions of liabilities in acquisitions	—	—	1,009,567
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	465	—	3,743
Dividends accrued	—	18,920	621,040
Dividends extinguished	72,800	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	50,852	50,852
Acquisition of treasury stock in settlement of a claim	34,747	—	34,747
Detachable warrants issued with notes payable	—	—	450,000

New Accounting Pronouncements

No new pronouncements were issued during the nine months ended September 30, 2004 that are expected to have a material effect on the Company's financial position or results of operations.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and 2003
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

Nonemployee stock-based compensation that is not valued at the fair value of consideration received is valued, as of the grant date, using the Black-Scholes pricing model with the following assumptions for grants in 2004 and 2003: no dividend yield for either year; expected weighted average volatility of 88% and 187%, respectively; risk-free interest rates 2.78% to 4.74%; and expected lives of three and seven years, respectively.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and 2003
(Unaudited)
At September 30, 2004, there were outstanding warrants to purchase a total of 10,854,964 shares of common stock as follows:

Warrants	Exercise price	Expiration date

118,094	$0.49	September 2005
440,000	0.50	October 2005
100,000	3.00	April 2006
2,090,537	0.60	May 2006
502,528	0.49	June 2006
914,175	1.25	October 2006
150,000	0.50	December 2006
523,293	1.25	December 2006
300,000	2.50	October 2007
3,932,819	2.00	April 2009
2,083,518	2.50	April 2009
11,154,964

(4)	Stock Compensation Plans

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

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and 2003
(Unaudited)

In July 2004, the Company granted an option to purchase 15,000 shares of common stock at a purchase price of $1.80 per share to an employee. The option will vest in three installments over three years starting June 2004. The value of the option on the date of grant was $16,545.

In August 2004, the Company granted an option to purchase 21,000 shares of common stock at a purchase price of $1.20 per share to an employee. The option will vest in three installments over three years starting August 2004. The value of the option on the date of grant was $18,765.

In September 2004, the Company granted an option to purchase 100,000 shares of common stock at a purchase price of $1.30 per share to the Chief Technical Officer. The option will vest as follows: 25,000 shares will vest on October 1, 2005. The remaining 75,000 shares will vest ratably at the end of each month from October 31, 2005 through September 30, 2008. The value of the option on the date of grant was $79,989.

The Company recognized compensation expense of $412,271 and $249,969 in the nine months ended September 30, 2004 and 2003, respectively, related to the portion of the options which vested in that period.

	September 30, 2004		December 31, 2003
Non-statutory Stock Options	Shares (000)	Weighted-Average Exercise Price	Shares (000)	Weighted-Average Exercise Price
Outstanding at beginning of period	2,980	$0.38	1,690	$0.23
Granted	476	$1.45	2,040	$0.58
Exercised	—	—	—	—
Forfeited	—	—	(750)	$0.50
Outstanding at end of period	3,456	$0.53	2,980	$0.38
Options exercisable at period end	2,628		1,808
Weighted-average fair value of options granted during the period	$1.15		$0.54

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 9/30/04	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 9/30/04	Weighted-Average Exercise Price
$0.20 to $1.80	3,456,000	4.4 years	$0.529	2,627,835	$0.398

None of the foregoing options were issued pursuant to a stock option plan. The options expire on December 30, 2008 and vest on varying dates through September 2008.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2004 and 2003
(Unaudited)

(5)	Net Loss per Common Share

The computation of basic and diluted net loss per share for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(2,123,807)	$(485,467)	$(4,343,524)	$(1,516,942)
Preferred stock dividends	—	(9,460)	—	(28,380)

Numerator for basic and diluted loss per share	$(2,123,807)	$(494,927)	$(4,343,524)	$(1,545,322)

Denominator for basic and diluted loss per share - weighted average common shares outstanding	53,811,072	23,839,669	49,715,980	30,245,421

Loss per common share-basic and diluted	$(0.04)	$(0.02)	$(0.09)	$(0.05)

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

	September 30,
	2004	2003
Preferred stock	—	318,250
Warrants	11,154,964	5,551,167
Options	3,456,000	2,930,000
Totals	14,610,964	8,799,417

(6)	Commitments and Contingencies

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

(7)	Subsequent Event

In October 2004, the Company settled a claim by paying $150,000 and issuing a warrant to purchase 300,000 shares of the Company’s common stock at a price of $2.50 per share. The warrant, which expires in October 2007, had a value of $86,375 on the date of issuance. The Company accrued $236,375 to reflect the value of the settlement at September 30, 2004.

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

In this report, the terms “Company,” “we,” “us”, and “our” refer to ADVENTRX Pharmaceuticals, Inc. The term “Common Stock” refers to our Common Stock, par value $0.001 per share.

Plan of Operation.

We are a development stage enterprise which conducts biomedical research and development focused on treatments for cancer and certain viral infections, including HIV. Our business is in the development stage; we have not generated any significant revenues and we have not yet marketed any product.

We have used the proceeds from private placements of our capital stock primarily to expand our clinical efforts for CoFactor and our preclinical efforts for BlockAide/CR, EradicAide and Thiovir as well as for general working capital.

We began dosing metastatic colorectal cancer patients with 5-FU and our drug CoFactor in QI 2004, based upon an approved IND Application in the United States to treat metastatic colorectal cancer patients in conjunction with 5-FU. In QII 2004 we increased the number of sites at which metastatic colorectal cancer patients are being dosed with CoFactor in our first-line Phase II clinical trial. In QIV 2004 the FDA granted allowance to begin recruiting patients for the second stage of our Phase II trial of CoFactor to treat metastatic colorectal cancer patients. We currently plan to file during QIV 2004 for approval for a Phase II trial for CoFactor for metastatic colorectal cancer patients in the United Kingdom. We previously reported that we intended to file for this approval in QIII 2004. The data that we needed to submit with this filing took longer than anticipated to collect and compile and we accordingly have revised our expectations. We also currently plan to file in QI 2005 for approvals to begin treatment of pancreatic cancer patients with 5-FU and CoFactor in two separate Phase II trials in the United States and Europe. We previously reported that we intended to file for this approval in QIII 2004 as we had expected to receive from the EMEA a response regarding our protocol design for these trials in time to file for these approvals in QIII 2004. We currently anticipate that the EMEA will provide a response regarding these protocol designs in time to file for these approvals in Q1 2005.

We received FDA clearance for the IND Application filed in QI 2004 to treat HIV patients with BlockAide/CR during 2004 in a Phase Ib/IIa trial to study the safety and initial efficacy of the drug for patients who are on HAART therapy and are experiencing a rise in HIV viral load. We currently plan to file an IND application in QI 2005 to treat HIV patients with Thiovir, beginning in QII 2005. We previously reported that we intended to file for this IND application in QIII 2004 and to begin treating HIV patients with Thiovir beginning in QIV 2004. Because of unexpected manufacturing delays that occurred after our last quarterly report, we do not currently anticipate having the necessary GMP material and toxicology and other data to include in this IND application until QI 2005. We also currently plan to file an IND application in QIV 2005 to treat HIV patients with a reformulation of EradicAide vaccine in 2006. We previously reported that we intended to file for this IND application in QIII 2004. Subsequent to the filing of our last quarterly report, we determined to reformulate Eradicaide prior to submitting this IND application. We currently expect that this reformulation will be completed in time to file this IND application in late 2005.

We currently expect that our clinical efforts for CoFactor and our preclinical efforts for BlockAide/CR, Eradicaide and Thiovir to require the expenditure of approximately $8,000,000 in research and development costs during the next 12 months. During this same period of time, we currently expect to expend approximately $3,000,000 for general and administrative costs.

The total estimated expenditures that we currently expect to incur in executing our plan of operation during the next 12 months have increased from the estimate included in our last quarterly report due to additional estimated pre clinical and clinical trial costs and due to an increase in estimated general and administrative costs. The increase in general and administrative costs is primarily due to higher rent on a new facility, salary increases of officers and employees, and planned new hire of four employees.

Our total actual expenses have increased from the prior quarter. Our total operating expenses for the three months ended September 30, 2004 and June 30, 2004 were $2,151,862 and $1,522,009, respectively. The increase is due primarily to increases in research and development costs as we continue and expand our clinical trials, the effect of the cost of settling a claim and higher general and administrative costs. Research and development costs increased from $773,091 during the three months ended June 30, 2004 to $983,665 during the three months ended September 30, 2004 as a result of expanded research and development and clinical trial operations for our lead products, CoFactor™ and BlockAide/CR™, and preclinical compounds, Thiovir™ and EradicAide™. General and administrative costs increased from $745,838 during the three months ended June 30, 2004 to $1,155,716 during the three months ended September 30, 2004, as a result of the cost of settling a claim and higher salary and related benefits for new administrative employees, and higher legal and accounting fees related to work on our resale registration statement which recently went effective.

We presently expect our quarterly total operating expenses to continue into the foreseeable future at the same level as those expenses for the quarter ended September 30, 2004.

Our cash position at October 31, 2004 of approximately $14,000,000 is sufficient to meet our goals as set forth above. Accordingly, we do not presently anticipate having to raise money for our business operations in the next 12 months. Our cash requirements after that time, however, are not known with any degree of certainty at this time and will depend in large part on the results of the trials we have described above and our ongoing research. The continued development of our products may require additional significant funding as early as the fourth quarter of 2005, and in any event the additional clinical development necessary to bring some or all of our products to market will require significant additional capital. We have no assurance that we will be able to raise additional capital.

In the last quarter, we increased the number of our employees from 9 to 10. This increase was made to support our increased research and development activities. We currently expect to hire one additional administrative staff and three research and development support personnel in the next 12 months.

The proceeds from our April 2004 private placement have been placed in interest-bearing money market accounts. We do not intend to invest these funds in other investment vehicles, as we are aiming to obtain only as high a return as possible in relatively risk-free investments. The Company maintains cash and cash equivalents with financial institutions, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal. At October 31, 2004, cash and cash equivalents with banks exceeded federally insured limits by approximately $13,938,000.

We currently have no plans for any significant new equipment or other capital expenditures.

Risk Factors

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

          We have a substantial accumulated deficit and limited working capital.

We had an accumulated deficit of $28,481,146 as of December 31, 2003 and $32,824,670 as of September 30, 2004. Since we presently have no source of revenues and are committed to continuing our product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the Food and Drug Administration and successfully marketed. In addition, we fund our operations primarily through the sale of securities, and have had limited working capital for our product development and other activities. We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production.

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

          Our ability to commercialize our technology successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly-approved medical products. We cannot guarantee that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for realization of an appropriate return on its investments in developing new therapies. Government, private health insurers, and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the Food and Drug Administration. Accordingly, even if coverage and reimbursement are provided by government, private health insurers, and third-party payors for use of our products, the market acceptance of these products would be adversely affected if the amount of reimbursement available for the use of our therapies proved to be unprofitable for health care providers.

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

          The effect of government regulation and the need for Food and Drug Administration approval will delay marketing of new products for a considerable period of time, impose costly procedures upon our activities, and provide an advantage to larger companies that compete with us. There can be no assurance that Food and Drug Administration or other regulatory approval for any products developed by us will be granted on a timely basis or at all. Any such delay in obtaining or failure to obtain, such approvals would materially and adversely affect the marketing of any contemplated products and the ability to earn product revenue. Further, regulation of manufacturing facilities by state, local, and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on our ability to utilize any of our technologies, thereby adversely affecting our operations.

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

          We do not have any manufacturing capacity. When required, we will seek to establish relationships with third-party manufacturers for the manufacture of clinical trial material and the commercial production of drug products as we have with Merck Eprova AG, Multiple Peptide Systems, Inc., Peptisyntha, Inc., and MediChem Research, Inc. There can be no assurance that we will be able to establish relationships with third-party manufacturers on commercially acceptable terms or that third-party manufacturers will be able to manufacture a drug product on a cost-effective basis in commercial quantities under good manufacturing practices mandated by the Food and Drug Administration.

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

          Obtaining insurance for our business, property and products is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to pay claims in excess of our insurance coverage on our own. Furthermore, any first- or third-party claims made on any of our insurance policies may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all in the future.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

During the fiscal three months ended September 30, 2004, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2003, we filed a complaint in the Superior Court of California in and for the County of San Diego, alleging claims against Bengt G. Gustavsson and Biofol AB (collectively, the “Defendants”), who are former consultants of the company, for misappropriation of trade secrets, breach of written contracts, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, breach of duty of confidence, aiding and abetting breach of fiduciary duty and breach of duty of confidence, unfair competition, intentional interference with prospective economic relations, and seeking damages, declaratory and injunctive relief.  In January 2004, the Defendants filed a Notice of Removal of Action in the U.S. District Court in and for the Southern District of California.  In March 2004, the Defendants filed an answer denying the material allegations of our complaint.  In July 2004, the company and Defendants participated in a court-sponsored case review and mediation known as an Early Neutral Evaluation, which is procedurally required by the federal court.  A further settlement conference is scheduled for November 29, 2004, and discovery between the parties has commenced. To our knowledge, as of the date of this report, no other substantive filings have been made by us or the Defendants regarding this lawsuit.  The outcome of and the amount of any damages that may be recovered in this lawsuit is uncertain.

On October 5, 2004, we filed a complaint in the Superior Court of California in and for the County of San Diego, Case No. GIC836663, alleging claims against Numoda Corporation (“Numoda”) for negligent misrepresentation and declaratory relief arising out of a prospective but unconsummated business transaction in which Numoda sought to provide certain data management services in the role of a contract research organization for an upcoming clinical trial of the company. Numoda’s response to the complaint is expected to be filed on or before November 15, 2004. To our knowledge, as of the date of this report, no other substantive filings have been made by us or Numoda regarding this lawsuit.  The outcome of and the amount of any damages that may be recovered in this lawsuit are uncertain.

                From time to time we may be subject to additional legal proceedings and claims in the ordinary course of business.  These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.  We are not aware of any legal proceedings or claims that we believe could harm our business or cause our stock price to fall.

Item 2. Changes In Securities.

In July 2004, the Company granted an option to purchase 15,000 shares of common stock at a purchase price of $1.80 per share to an employee. The option will vest in three installments over three years starting June 2004.

In August 2004, the Company granted an option to purchase 21,000 shares of common stock at a purchase price of $1.20 per share to an employee. The option will vest in three installments over three years starting August 2004.

In September 2004, the Company granted an option to purchase 100,000 shares of common stock at a purchase price of $1.30 per share to the Chief Technical Officer. The option will vest as follows: 25,000 shares will vest on October 1, 2005. The remaining 75,000 shares will vest ratably at the end of each month from October 31, 2005 through September 30, 2008.

In October 2004, the Company issued a warrant to purchase 300,000 shares of common stock at $2.50 per share in settlement of a claim.

No commission was paid or given, directly or indirectly, in connection with any of the above sales, issuances, or exchanges.

          The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act.

Item 6. Exhibits And Reports On Form 8-K.

(a)  The exhibits to this report are incorporated by reference to the documents set forth on the exhibit index which is attached hereto.

(b)  On September 8, 2004, we filed a current report on Form 8-K to report, under Items 5, 8, and 9 of such report, the resignation of Nicholas J. Virca from his positions as President and Chief Executive Officer of the Company (principal executive officer) and member of the Board of Directors of the Company, effective on September 4, 2004 and that effective September 4, 2004, Evan M. Levine, the Vice Chairman of the Board of Directors, Chief Operating Officer and Secretary of the Company, was appointed by the Board of Directors of the Company to also serve as President and Chief Executive Officer of the Company.

On November 3, 2004, we filed a current report on Form 8-K to report, under Items 8 and 9 of such report, the announcement of certain developments regarding our CoFactor Phase II trial and current plans regarding certain regulatory filings.

We have not filed any current reports on Form 8-K since November 3, 2004.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.
November 15, 2004	By:	/s/ Steven M. Plumb
Steven M. Plumb, CPA
Chief Financial Officer

Exhibit Index

Exhibit	Description

3.1 (1)	Certificate of Incorporation of Victoria Enterprises, Inc.

3.2 (1)	Certificate of Amendment of Certificate of Incorporation of Victoria Enterprises, Inc.

3.3 (1)	Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.

3.4 (1)	Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.

3.5 (1)	Certificate of Ownership and Merger Merging Biokeys, Inc. with and into Biokeys Pharmaceuticals, Inc.

3.6 (2)	Amended and Restated Bylaws of Biokeys Pharmaceuticals, Inc.

3.7 (1)	Certificate of Amendment to the Certificate of Incorporation of ADVENTRX Pharmaceuticals, Inc.

3.8 (3)	Certificate of Designation of BioQuest, Inc.

3.9 (4)	Certificate of Designation of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of Biokeys Pharmaceuticals, Inc.

4.1 (5)	Common Stock and Warrant Purchase Agreement, dated as of April 5, 2004, among the Company and the Investors named therein

4.2 (5)	A-1 Warrant to Purchase Common Stock issued to Investors pursuant to the Common Stock and Warrant Purchase Agreement with the Investors

4.3 (5)	A-2 Warrant to Purchase Common Stock issued to Investors pursuant to the Common Stock and Warrant Purchase Agreement with the Investors

4.4 (6)	Common Stock and Warrant Purchase Agreement, dated April 8, 2004, between the Company and CD Investment Partners, Ltd.

4.5 (6)	A-1 Warrant to Purchase Common Stock issued to CD Investment Partners, Ltd.

4.6 (6)	A-2 Warrant to Purchase Common Stock issued to CD Investment Partners, Ltd.

4.7 (6)	Warrant to Purchase Common Stock issued on April 8, 2004 to Burnham Hill Partners

4.8 (6)	Warrant to Purchase Common Stock issued on April 8, 2004 to Ernest Pernet

4.9 (6)	Warrant to Purchase Common Stock issued on April 8, 2004 to W.R. Hambrecht + Co., LLC

4.10 (5)	Registration Rights Agreement, dated as of April 5, 2004, among the Company and the Investors named therein

4.11 (6)	Registration Rights Agreement, dated as of April 8, 2004, between the Company and CD Investment Partners, Ltd.

4.12	Not used

4.13	Not used

4.14 (7)	Common Stock and Warrant Purchase Agreement, dated April 19, 2004, between the Company and Franklin Berger

4.15 (7)	A-1 Warrant to Purchase Common Stock issued to Franklin Berger

4.16 (7)	A-2 Warrant to Purchase Common Stock issued to Franklin Berger

4.17 (7)	Registration Rights Agreement, dated as of April 19, 2004, between the Company and Franklin Berger

4.18 (5)	Registration Rights Agreement, dated _______, 2001, between the Company and certain stockholders

4.19 (5)	Warrant to Purchase Common Stock issued by the Company

4.20 (5)	Stock Subscription Agreement

4.21 (5)	Warrant to Purchase Common Stock issued by the Company

4.22 (5)	Warrant for the Purchase of Shares of Common Stock No. WA-2A issued June 14, 2001 to Robert J. Neborsky and Sandra S. Neborsky, JTWROS

10.1 (8)
Patent and Technology License Agreement, dated June 14, 1996, among the Company, the Board of Regents of the University of Texas System and the University of Texas M. D. Anderson Cancer Center (Request for confidential treatment of certain data)

10.2 (8)
Amendment No. 1 to Patent and Technology License Agreement, dated June 15, 2000, between the Company and the University of Texas M. D. Anderson Cancer Center(Request for confidential treatment of certain data)

10.3 (8)	Option and License Agreement, dated January 23, 1998, between the Company and the University of Southern California (Request for confidential treatment of certain data)

10.4 (2)	First Amendment to License Agreement, dated August 16, 2000, between the Company and the University of Southern California (Request for confidential treatment of certain data)

10.5 (8)	Option and License Agreement, dated August 17, 2000, between the Company and the University of Southern California (Request for confidential treatment of certain data)

10.6 (9)	Standard Multi-Tenant Office Lease - Gross, dated June 3, 2004, between the Company and George V. Casey & Ellen M. Casey, Trustees of the Casey Family Trust dated June 22, 1998

10.7 (10)	Patent License Agreement, effective August 1, 2002, between the Company and the National Institutes of Health

10.8 (11)	Letter Agreement, effective January 1, 2003, between the Company and Steven M. Plumb, P.C.

10.9 (11)	Offer Letter, dated March 5, 2003, from the Company to Joan M. Robbins, Ph.D.

10.10 (12)	Amendment to Option and License Agreement, dated April 21, 2003, the Company and the University of Southern California

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

(1)	Incorporated by reference to the same-numbered exhibit to the Company’s Form 8-A, filed April 27, 2004
(2)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10-SB, filed October 2, 2001.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10-SB, filed October 2, 2001.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-QSB, filed November 26, 2002 (exhibit included in the body of the Form 10-QSB and not filed as a separate exhibit file).
(5)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form S-3, filed June 30, 2004.
(6)	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed April 13, 2004.
(7)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed May 12, 2004.
(8)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10-SB/A, filed January 14, 2002.
(9)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed August 10, 2004.
(10)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed November 26, 2002.
(11)	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-KSB, filed April 16, 2003.
(12)	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB, filed August 14, 2003.

