Form 10-Q
period 2005-03-31
ADVENTRX PHARMACEUTICALS INC
filed 2005-05-16
CIK 1160308

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 001-32157

ADVENTRX Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1318182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6725 Mesa Ridge Road, Suite 100
San Diego, California 92121
858-552-0866
(Address of principal executive offices, zip code and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act): Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $.001 par value, as of April 30, 2005 was 54,843,551.

ADVENTRX PHARMACEUTICALS, INC.

FORM 10-Q QUARTERLY REPORT
For the Period Ended March 31, 2005

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements
a.	Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004	1.
b.	Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 and for the period from inception through March 31, 2005 (Unaudited)	2.
c.	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) from Inception (June 12, 1996) through March 31, 2005 (Unaudited)	3.
d.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 and for the period from inception through March 31, 2005 (Unaudited)	5.
e.	Notes to Condensed Consolidated Financial Statements (Unaudited)	6.
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9.
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17.
Item 4	Controls and Procedures	17.

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	18.
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18.
Item 5	Other Information	18.
Item 6	Exhibits	18.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ADVENTRX PHARMACEUTICALS, INC.
(Formerly Biokeys Pharmaceuticals, Inc.)
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,532,678	$13,032,263
Accrued interest income	—	10,808
Prepaid expenses	54,881	115,144
Other current assets	27,392	—
Assets available for sale	—	108,000
Total current assets	10,614,951	13,266,215
Property and equipment, net	290,482	285,304
Other assets	53,012	57,268
Total assets	$10,958,445	$13,608,787
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$970,324	$532,327
Accrued liabilities	102,392	628,754
Accrued salary and related taxes	88,796	57,315
Total current liabilities	1,161,512	1,218,396
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued 54,037,987 shares in 2005 and 53,834,237 shares in 2004	54,039	53,835
Additional paid-in capital	47,804,769	47,553,497
Deficit accumulated during the development stage	(38,027,128)	(35,182,194)
Treasury stock, 23,165 shares at cost	(34,747)	(34,747)
Total shareholders’ equity	9,796,933	12,390,391
Total liabilities and shareholders’ equity	$10,958,445	$13,608,787

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC.
(Formerly Biokeys Pharmaceuticals, Inc.)
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,		Inception (June 12, 1996) through March 31,
	2005	2004	2005
Net sales	$—	$—	$174,830
Cost of goods sold	—	—	51,094
Gross margin	—	—	123,736
Grant revenue	—	—	129,733
Interest income	37,322	3,346	239,600
	37,322	3,346	493,069
Operating expenses:
Research and development	1,704,797	296,375	9,179,051
General and administrative	1,150,033	414,382	13,583,330
Depreciation and amortization	27,126	3,052	10,167,142
Impairment loss – write off of goodwill	—	—	5,702,130
Interest expense	300	—	179,390
Equity in loss of investee	—	—	178,936
Total operating expenses	2,882,256	713,809	38,989,979
Loss before cumulative effect of change in accounting principle	(2,844,934)	(710,463)	(38,496,910)
Cumulative effect of change in accounting principle	—	—	(25,821)
Net loss	(2,844,934)	(710,463)	(38,522,731)
Preferred stock dividends	—	—	(621,240)
Net loss applicable to common stock	$(2,844,934)	$(710,463)	$(39,143,971)
Loss per common share – basic and diluted	$(.05)	$(.02)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
Inception (June 12, 1996) through March 31, 2005

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

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
Inception (June 12, 1996) through March 31, 2005
CONTINUED FROM PREVIOUS PAGE

	Cumulative convertible preferred stock, series A		Cumulative convertible preferred stock, series B		Cumulative convertible preferred stock, series C		Common stock		Additional paid-in	Deficit accumulated during the development	Treasury Stock,	Total shareholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	at cost	(deficit)

Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(242,400)	—	—	(242,400)
Repurchase of warrants	—	—	—	—	—	—	—	—	—	—	—	—
Sale of warrants	—	—	—	—	—	—	240,000	240	117,613	—	—	117,853
Cashless exercise of warrants	—	—	—	—	—	—	100,201	100	(100)	—	—	—
Excersice of warrants	—	—	—	—	—	—	344,573	345	168,477	—	—	168,822
Sale of preferred stock at $1.50	—	—	200,000	2,000	—	—	—	—	298,000	—	—	300,000
Sale of preferred stock at $10.00	—	—	—	—	70,109	701	—	—	700,392	—	—	701,093
Conversion of preferred stock into common stock	(3,000)	(30)	—	—	—	—	1,800,000	1,800	(1,770)	—	—	—
Preferred stock dividends forgiven	—	—	—	—	—	—	—	—	335,440	—	—	335,440
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	163,109	—	—	163,109
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	6,292	6	12,263	—	—	12,269
Issuance of preferred stock to pay operating expenses	136	1	—	—	—	—	—	—	6,000	—	—	6,001
Issuance of stock options to employees	—	—	—	—	—	—	—	—	329,296	—	—	329,296
Net loss	—	—	—	—	—	—	—	—	—	(2,105,727)	—	(2,105,727)

Balances at December 31, 2002	473	4	200,000	2,000	70,109	701	17,496,257	17,496	25,276,138	(26,149,069)	—	(852,730)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(37,840)	—	—	(37,840)
Conversion of Series C preferred stock into common stock	—	—	—	—	(70,109)	(701)	14,021,860	14,022	(13,321)	—	—	—
Issuance of common stock to pay interest on Bridge Notes	—	—	—	—	—	—	165,830	165	53,326	—	—	53,491
Sale of common stock at $0.40 per share, net of issuance costs	—	—	—	—	—	—	6,640,737	6,676	2,590,656	—	—	2,597,332
Sale of common stock at $1.00 per share, net of issuance costs	—	—	—	—	—	—	3,701,733	3,668	3,989,181	—	—	3,992,849
Exchange of warrants	—	—	—	—	—	—	235,291	235	49,486	—	—	49,721
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	230,000	230	206,569	—	—	206,799
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	156,735	—	—	156,735
Issuance of stock options to employees	—	—	—	—	—	—	—	—	286,033	—	—	286,033
Net loss	—	—	—	—	—	—	—	—	—	(2,332,077)	—	(2,332,077)

Balances at December 31, 2003	473	4	200,000	2,000	—	—	42,491,708	42,492	32,556,963	(28,481,146)	—	4,120,313
Extinquishment of dividends payable on preferred stock	—	—	—	—	—	—	—	—	72,800	—	—	72,800
Conversion of Series A cummulative preferred stock	(473)	(4)	—	—	—	—	236,500	236	(232)	—	—	—
Conversion of Series B preferred stock	—	—	(200,000)	(2,000)	—	—	200,000	200	1,800	—	—	—
Cashless exercise of warrants							464,573	465	(465)	—	—	—
Exercise of warrants	—	—	—	—	—	—	23,832	23	27,330	—	—	27,353
Issuance of warrants in settlement of a claim							—	—	86,375	—	—	86,375
Sale of common stock at $1.50 per share	—	—	—	—	—	—	10,417,624	10,419	15,616,031	—	—	15,626,450
Payment of financing and offering costs	—	—	—	—	—	—	—	—	(1,366,774)	—	—	(1,366,774)
Issuance of stock options to employees	—	—	—	—	—	—	—	—	524,922	—	—	524,922
Acquisition of treasury stock	—	—	—	—	—	—	—	—	34,747	—	(34,747)	—
Net loss	—	—	—	—	—	—	—	—	—	(6,701,048)	—	(6,701,048)

Balances at December 31, 2004	—	—	—	—	—	—	53,834,237	53,835	47,553,497	(35,182,194)	(34,747)	12,390,391
Exercise of warrants	—	—	—	—	—	—	203,750	204	122,046	—	—	122,250
Issuance of stock options to employees	—	—	—	—	—	—	—	—	129,226	—	—	129,226
Net loss	—	—	—	—	—	—	—	—	—	(2,844,934)	—	(2,844,934)
Balances at March 31, 2005 (unaudited)	—	$—	—	$—	—	$—	54,037,987	$54,039	$47,804,769	$(38,027,128)	$(34,747)	$9,796,933

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC.
(Formerly Biokeys Pharmaceuticals, Inc.)
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,		Inception (June 12, 1996) through March 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(2,844,934)	$(710,463)	$(38,522,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,126	3,052	9,717,142
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss – write off of goodwill	—	—	5,702,130
Expenses paid by warrants	—	—	573,357
Expenses paid by preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Expenses related to employee stock options issued	129,226	86,860	1,269,477
Expenses paid by issuance of common stock	—	—	817,548
Equity in loss of investee	—	—	178,936
Write-off of license agreement	—	—	152,866
Write-off assets available for sale	108,000	—	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in prepaid and other assets	47,935	(107,359)	(382,653)
Increase (decrease) in accounts payable and accrued liabilities	(56,884)	(38,774)	640,241
Increase in sponsored research payable and license obligation	—	—	924,318
Net cash used in operating activities	(2,589,531)	(766,684)	(17,561,011)
Cash flows from investing activities:
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Purchases of property and equipment	(32,304)	(36,794)	(460,546)
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired in acquisition of subsidiary	—	—	64,233
Issuance of note receivable – related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000
Net cash used in investing activities	(32,304)	(36,794)	(11,520)
Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	4,200,993
Proceeds from sale of common stock	—	—	24,152,596
Proceeds from sale or exercise of warrants	122,250	2,250	533,840
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	—	(1,251)	(1,465,750)
Payments of notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718
Net cash provided by financing activities	122,250	999	28,105,209
Net increase (decrease) in cash and cash equivalents	(2,499,585)	(802,479)	10,532,678
Cash and cash equivalents at beginning of period	13,032,263	4,226,397	—
Cash and cash equivalents at end of period	$10,532,678	$3,423,918	$10,532,678

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc.

 Notes to Condensed Consolidated Financial Statements

1. Description of the Company

ADVENTRX Pharmaceuticals, Inc., a Delaware corporation, (the Company), is a biopharmaceutical research and development company focused on introducing new technologies for anticancer and antiviral treatments that improve the performance and safety of existing drugs by addressing significant problems such as drug metabolism, toxicity, bioavailability or resistance. The Company currently does not manufacture, market, sell or distribute any product. Through our license agreements with University of Southern California (USC), and the National Institutes of Health (NIH), the Company has rights to drug candidates in varying early stages of development.

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

2. Unaudited interim financial statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005 and its results of operations and cash flows for the three months ended March 31, 2005 and 2004 and for the period from inception (June 12, 1996) through March 31, 2005. Information included in the consolidated balance sheet as of December 31, 2004 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of the Company as of December 31, 2004 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2004 that was previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

The results of the Company's operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year ending December 31, 2005.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets and reported amount of revenues and expenses for the periods presented. Accordingly, actual results could materially differ from those estimates.

Supplementary Cash Flow Information

Noncash investing and financing transactions excluded from the condensed statements of cash flows for the three months ended March 31, 2005 and 2004 and for the period from inception (June 12, 1996) through March 31, 2005 are as follows:

	Three months ended March 31,		Inception (June 12, 1996) through
	2005	2004	31-Mar-05
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	$—	$—	$1,213,988
Payment of operating expenses	—	—	1,224,281
Conversion of preferred stock	—	2,004	2,705
Acquisitions	—	—	14,617,603
Payment of dividends	—	—	213,000
Financial advisor services in conjunction with private placement	—	—	1,137,456
Settlement of claim	—	—	86,375
Acquisition of treasury stock in settlement of a claim	—	—	34,747
Assumptions of liabilities in acquisitions	—	—	1,009,567
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	—	38	3,742
Dividends accrued	—	—	621,040
Trade asset converted to available for sale asset	—	—	108,000
Dividends extinguished	—	72,800	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000

3. Net Loss Per Common Share

The computation of basic and diluted net loss per share for the three months ended March 31, 2005 and 2004 is as follows:

	Three months ended March 31,
	2005	2004
Numerator:
Net loss	$(2,844,934)	$(710,463)
Numerator for basic and diluted loss per share	$(2,844,934)	$(710,463)
Denominator for basic and diluted loss per share - weighted average common shares outstanding	53,967,933	42,886,237
Loss per common share-basic and diluted	$(0.05)	$(0.02)

Net loss per common share is calculated according to Statement of Financial Accounting Standards No. 128, Earnings per Share, using the weighted average number of shares of common stock outstanding during the period. At March 31, 2005 and 2004, 12,581,096 and 5,421,237 potentially dilutive shares, respectively, were not included in the computation of net loss per common share - diluted, as their effect would have been antidilutive due to the Company’s net losses incurred in 2005 and 2004.

The following potentially dilutive shares were not included in the computation of net loss per common share - diluted, as their effect would have been antidilutive due to the Company’s net losses in 2005:

March 31, 2005
Warrants	10,956,096
Options	1,625,000
Total	12,581,096

4. Stock Compensation Plans

The Company applies Statement of Financial Accounting Standards No. 123 (revised) and related interpretations in accounting for employee stock-based compensation.

The Company recognized compensation expense of $129,226 and $86,860 in the three months ended March 31, 2005 and 2004, respectively, related to the portion of employee stock options which vested in that period.

5. Equity Transactions

In the three months ended March 31, 2005, the Company’s warrant holders exercised five warrants for an aggregate of 203,750 shares of common stock, with proceeds to the Company of $122,250.

As of March 31, 2005, the Company had an obligation to issue 25,000 shares of common stock as partial payment for services rendered by a consulting firm. Those shares are recognized at fair market value as of the date of obligation and will be issued through our transfer agent.

6. Commitments and Contingencies

Litigation

In the normal course of business, the Company may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Management is not aware of any pending or threatened lawsuit or preceding that would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Notwithstanding the foregoing, on March 28, 2005, the Company received a letter from counsel to a former executive in which the former executive claims that the Company constructively terminated him, discriminated against him on the basis of age and committed various torts against him. No settlement demand was specifically made by the former executive in this letter and the letter otherwise did not state any specific monetary damages that this former executive has purportedly sustained. The Company believes that these claims lack merit and intends to vigorously defend against them. On April 4, 2005, the Company attended a mediation session with this former executive at which the Company was unable to reach a settlement of the former executive’s claims. The Company currently plans to schedule another mediation session with respect to this matter in June 2005.

7. Subsequent Events

In April 2005, the Company’s warrant holders exercised 21 warrants for an additional 778,650 shares of common stock, with proceeds to the Company of $985,505. Also in April 2005, 40,079 shares of common stock were issued upon the net exercise of a single warrant to purchase 50,254 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See “Risk Factors” regarding certain factors known to us that could cause reported financial information not to be necessarily indicative of future results.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and other aspects of our business identified in this Quarterly Report, as well as other reports that we file from time to time with the Securities and Exchange Commission.  Any statements about our business, financial results, financial condition and operations contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements.  Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under the heading "Risk Factors" and elsewhere in this report.  We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

Overview

We are a biopharmaceutical research and development company focused on introducing new technologies for anticancer and antiviral treatments that improve the performance and safety of existing drugs by addressing significant problems such as drug metabolism, toxicity, bioavailability or resistance. The Company currently does not manufacture, market, sell or distribute any product. Through our license agreements with University of Southern California (USC) and the National Institutes of Health (NIH), the Company has rights to drug candidates in varying early stages of development.

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

We have incurred net losses since our inception. As of March 31, 2005, our accumulated deficit was approximately $38 million. We expect to incur substantial and increasing losses for the next several years as we continue development and possible commercialization of new products.

To date, we have funded our operations primarily through sales of equity securities.

Our business is subject to significant risks, including risks inherent in our ongoing clinical trials, the regulatory approval processes, the results of our research and development efforts, commercialization, and competition from other pharmaceutical companies.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-KSB. We have identified the following as the most critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Stock Compensation Plans.  In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). We currently recognize our option grants and associated expenses in accordance with SFAS 123R guidance, and therefore SFAS 123R is not expected to have a material effect on our consolidated financial position or results of operations.

The Company recognized compensation expense of $129,226 and $86,860 in the three months ended March 31, 2005 and 2004, respectively, related to the portion of the options which vested in that period.

Results of Operations

Research and Development Expenses. Total research and development expenses were $1.7 million for the three months ended March 31, 2005 compared to $296,000 for the comparable period in 2004, an increase of $1.4 million or 475%. The quarter to quarter increase in research and development expenses was primarily related to clinical trial expenses to fund our Phase II clinical trial of CoFactor. Other factors include increased headcount and personnel costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, quality assurance, quality control, medical affairs and the development of a manufacturing process for CoFactor.

We currently expect that our research and development expenses will significantly increase from the level of expenses in the quarter ended March 31, 2005 as we ramp up our Phase III pivotal clinical trial of CoFactor for the treatment of metastatic colorectal cancer in the United States, and our Phase IIb clinical trial of CoFactor for the treatment of metastatic colorectal cancer in Europe.

General and Administrative Expenses. General and administrative expenses were $1.2 million for the three months ended March 31, 2005 compared to $414,000 for the comparable period in 2004, an increase of $736,000 or 178%. The quarter to quarter increase in general and administrative expenses was primarily due to the hiring of additional personnel in the finance and marketing and business development departments, increased directors and officers insurance premiums, increased legal fees, the payments for settlements of certain disputes, and increased expenses associated with business development activities. We expect that our general and administrative expenses will increase measurably during the second quarter of 2005 as we ramp up our evaluation, testing and documenting of our system of internal controls over financial reporting as we prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and that these expenses will be sustained at least through the end of 2005 as we continue this process.

Interest Income. Interest income for the three months ended March 31, 2005 was $37,000 compared to $3,000 of net interest income for the comparable period in 2004. The increase is attributable to higher average invested balances from proceeds received in a financing we closed in April 2004.

Liquidity and Capital Resources

As of March 31, 2005, our principal sources of liquidity were our cash and cash equivalents which totaled $10.5 million as compared to $13.0 million as of December 31, 2004. This decrease was primarily due to the use of cash to fund research and development and general and administrative expenses.

Net cash used in operating activities was $2.6 million during the three months ended March 31, 2005, compared with $767,000 during the three months ended March 31, 2004. The increase in net cash used in operating activities was primarily due to the increase in our operating expenses as we expanded our research and development activities.

Net cash used in investing activities was $32,000 during the three months ended March 31, 2005 compared with $37,000 during the three months ended March 31, 2004. Cash flows from investing activities for the three months ended March 31, 2005 and 2004 consisted of purchases in office and lab equipment.

Net cash provided by financing activities was $122,000 during the three months ended March 31, 2005 compared with net cash provided by financing activities of $1,000 during the three months ended March 31, 2004. Cash flows from financing activities for the three months ended March 31, 2005 and 2004 consisted of proceeds from the sale or exercise of warrants, offset by financing costs for the sale of common stock in April 2004.

Our future capital uses and requirements depend on numerous forward-looking factors and cannot be budgeted with any reasonable certainty. These factors include but are not limited to the following:

•	the progress of our clinical trials;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical development activities;

•	our ability to establish and maintain strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the costs and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the success of the commercialization of our products; and

•	the extent to which we license, acquire or invest in other products, technologies and businesses.

To date, we have funded our operations primarily through the sale of equity securities as well as through equipment and leasehold improvement financing. Through March 31, 2005, we received aggregate net proceeds of approximately $38.0 million from the sale of equity securities. We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements through March 31, 2006.

We intend to finance our operations and capital expenditure needs through the sale of additional equity securities, debt financing or strategic collaboration agreements. We cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on favorable terms. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, which is not likely given our lack of operating revenue, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. In addition, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.

Risk Factors

If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.

We have a substantial accumulated deficit and limited working capital.

We had an accumulated deficit of $38 million as of March 31, 2005. Since we presently have no source of revenues and are committed to continuing our product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA or other regulatory agencies and successfully marketed. In addition, we fund our operations primarily through the sale of securities, and have had limited working capital for our product development and other activities. We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production.

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

Our success will depend in large part on our ability and our licensors’ ability to (i) maintain license and patent protection with respect to their drug products, (ii) defend patents and licenses once obtained, (iii) maintain trade secrets, (iv) operate without infringing upon the patents and proprietary rights of others and (iv) obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the U.S. and in foreign countries. We have obtained licenses to patents and other proprietary rights from University of Southern California and the National Institutes of Health.

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

The license agreements pursuant to which we license our core technologies for our potential drug products permit the licensors, respectively National Institutes of Health and University of Southern California, to terminate the agreement under certain circumstances, such as the failure by us to use our reasonable best efforts to commercialize the subject drug or the occurrence of any other uncured material breach by us. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the technology licensed, and we are required to reimburse the licensor for the costs it incurs in performing these activities. The license agreements also require the payment of specified royalties. Any inability or failure to observe these terms or pay these costs or royalties could result in the termination of the applicable license agreement in certain cases. The termination of any license agreement could have a material adverse effect on us.

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

We depend on a small management and scientific/clinical group and on independent researchers, some of whom are inventors of the patents licensed to us for core technologies and drugs developed at University of Southern California. Scientific personnel may from time to time serve as consultants to us and may devote a portion of their time to our business, as well as continue to devote substantial time to the furtherance of our sponsored research at University of Southern California and other affiliated institutions as may be agreed to in the future, but such personnel are not our employees and are not bound under written employment agreements. The services of such persons are important to us, and the loss of any of these services may adversely affect us.

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

Changes in laws and regulations that affect the governance of public companies has increased our operating expenses and will continue to do so.

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing requirements for American Stock Exchange have imposed new duties on us and on our executives, directors, attorneys and independent accountants. In order to comply with these new rules, we have hired and expect to hire additional personnel and use additional outside legal, accounting and advisory services, which have increased and are likely to continue increasing our operating expenses. In particular, we expect to incur additional administrative expenses as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls. For example, we expect to incur significant expenses in connection with the implementation, documentation and testing of our existing and possibly newly implemented control systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. If we are unable to achieve full and timely compliance with these regulatory requirements, we could be required to incur additional costs, expend additional management time on remedial efforts and make related public disclosures that could adversely affect our stock price and result in securities litigation.

Failure to implement effective control systems, or failure to complete our assessment of the effectiveness of our internal control over financial reporting, may subject us to regulatory sanctions and could result in a loss of public confidence, which could harm our operating results and our stock price.

  Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004 and again as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of both these dates, our disclosure controls and procedures were not effective to ensure that management is alerted to material information required to be disclosed by us in the reports we file with the SEC and that such material information is recorded and reported within the time periods specified in the SEC's rules and forms. Since the date of that evaluation, management has begun to implement changes intended to improve certain aspects of our disclosure controls and procedures. If we fail to implement effective disclosure controls and procedures, we may be unable to make timely disclosure of material information, which could subject us to regulatory sanctions, loss of public confidence and stockholder lawsuits.

Pursuant to Section 404 of the Sarbanes-Oxley Act, beginning with our year ending December 31, 2005, if we are an “accelerated filer” as of December 31, 2005, or December 31, 2006, if we are not an “accelerated filer” as of December 31, 2005, we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of that fiscal year. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, if we are an “accelerated filer” as of December 31, 2005, or December 31, 2006, we are not an “accelerated filer” as of December 31, 2005.

In connection with its audit of our financial statements for the fiscal year ended December 31, 2004, J.H. Cohn LLP, our independent registered public accounting firm, advised our Audit Committee that it had identified material weaknesses in our accounting function that we need to re-evaluate and strengthen. We are taking steps intended to remedy these material weaknesses. However, if we fail to remedy these material weaknesses, fail to timely complete our assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of March 31, 2005, our investments consisted mostly of cash and U.S. government debt. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, our disclosure controls and procedures were not effective to ensure that management is alerted to material information required to be disclosed by us in the reports we file with the SEC and that such material information is recorded and reported within the time periods specified in the SEC's rules and forms. This is primarily because our accounting system software has limitations that may not allow us to ensure prior period financial information is not changed and because we lack a formal process to review and document journal entries. Our accounting system software currently allows users to make changes to historical data and is limited in its ability to provide us with accurate costing information. We are unaware of any instances in which any users of such software made any changes to historical data. We plan to enhance our internal accounting capability by hiring a controller or entering into an agreement with a third party consultant with the appropriate level of technical expertise.

As of March 31, 2005, management has engaged with various consulting firms to migrate our accounting system to a new system with fewer limitations and greater controls. Management has also recruited, and will continue to recruit, additional finance and accounting staff and services to design, document and implement a formal review and documentation process based on current industry best-practices.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. We are not aware of any pending or threatened lawsuit or proceeding that would have a material adverse effect on our financial position, results of operations or cash flows. Notwithstanding the foregoing, on March 28, 2005, we received a letter from counsel to a former executive in which the former executive claims that we constructively terminated him, discriminated against him on the basis of age and committed various torts against him. No settlement demand was specifically made by the former executive in this letter and the letter otherwise did not state any specific monetary damages that this former executive has purportedly sustained. We believe that these claims lack merit and intend to vigorously defend against them. On April 4, 2005, we attended a mediation session with this former executive at which we were unable to reach a settlement of the former executive’s claims. We currently plan to schedule another mediation session with respect to this matter in June 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ending March 31, 2005, we issued 203,750 shares of common stock to two of our warrant holders in connection with their exercise of outstanding warrants. We received gross proceeds of $122,250 upon exercise of these warrants. In addition, from April 1, 2005 through April 30, 2005, we issued 818,729 shares of common stock to 15 of our warrant holders in connection with their exercise of outstanding warrants. We received gross proceeds of $985,505 upon exercise of these warrants. Pursuant to the terms of an agreement we entered into with Burnham Hill Partners, a division of Pali Capital, Inc., in March 2004, we are obligated to pay a 4% cash commission on each cash exercise of warrants issued in a financing that we consummated in April 2004. In accordance with this obligation, we owe Burnham Hill Partners approximately $28,000 in connection with the exercises of warrants from April 1, 2005 through April 30, 2005. No other commission or other remuneration was paid or given directly or indirectly in connection with these warrant exercises. The issuances of shares of common stock upon exercise of these warrants were not registered under the Securities Act of 1933 in reliance upon Section 4(2) of such Act.

Item 5.    Other Information

We received a letter dated April 13, 2005 from the University of Texas M.D. Anderson Cancer Center and the Board of Regents of The University of Texas System (collectively, “MD Anderson”) notifying us of MD Anderson’s intent to terminate the Patent and Technology License Agreement, dated June 14 1996, as amended June 15, 2000 (the “MDA Agreement”), between us and MD Anderson. Pursuant to the MDA Agreement, MD Anderson  licenses to us certain patents required for the development of Eradicaide, which we planned to develop for use as a viral entry inhibitor against HIV. MD Anderson asserts that we are in breach of the provisions of the MDA Agreement that requires us to pay certain expenses of MD Anderson, provide reports to MD Anderson and commercialize the technology licensed under the MDA Agreement. Pursuant to terms of the MDA Agreement, the MDA Agreement will automatically terminate 30 days after MD Anderson’s notice if we do not cure the alleged breach for our failure to pay certain expenses of MD Anderson or 90 days after MD Anderson’s notice if we cure the alleged failure to pay breach but do not cure the other alleged breaches. We do not believe we owe any expense reimbursement to MD Anderson under the MDA Agreement. Nevertheless, because we believe that the estimated costs and technical risks of developing the technology licensed under the MDA Agreement outweigh the benefit we could reasonably realize if we were to bring any of the licensed technology to market, we determined not to cure any of the alleged breaches and allowed the MDA Agreement to automatically terminate by its terms.

Item 6.    Exhibits.

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005		ADVENTRX Pharmaceuticals, Inc.
	By:	/s/ Evan M. Levine
President and Chief Executive Officer

Date: May 16, 2005		ADVENTRX Pharmaceuticals, Inc.
	By:	/s/ Carrie Carlander
Chief Financial Officer, Treasurer and Vice President, Finance ADVENTRX Pharmaceuticals, Inc.

Exhibit Index

Exhibit	Description
3.1 (1)	Certificate of Incorporation of Victoria Enterprises, Inc.
3.2 (1)	Certificate of Amendment of Certificate of Incorporation of Victoria Enterprises, Inc.
3.3 (1)	Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.
3.4 (1)	Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.
3.5 (1)	Certificate of Ownership and Merger Merging Biokeys, Inc. with and into Biokeys Pharmaceuticals, Inc.
3.6 (2)	Amended and Restated Bylaws of Biokeys Pharmaceuticals, Inc.
3.7 (1)	Certificate of Amendment to the Certificate of Incorporation of ADVENTRX Pharmaceuticals, Inc.
3.8 (3)	Certificate of Designation of BioQuest, Inc.
3.9 (4)	Certificate of Designation of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of Biokeys Pharmaceuticals, Inc.
4.1 (5)	Common Stock and Warrant Purchase Agreement, dated as of April 5, 2004, among the Company and the Investors named therein
4.2 (5)	A-1 Warrant to Purchase Common Stock issued to Investors pursuant to the Common Stock and Warrant Purchase Agreement with the Investors
4.3 (5)	A-2 Warrant to Purchase Common Stock issued to Investors pursuant to the Common Stock and Warrant Purchase Agreement with the Investors
4.4 (6)	Common Stock and Warrant Purchase Agreement, dated April 8, 2004, between the Company and CD Investment Partners, Ltd.
4.5 (6)	A-1 Warrant to Purchase Common Stock issued to CD Investment Partners, Ltd.
4.6 (6)	A-2 Warrant to Purchase Common Stock issued to CD Investment Partners, Ltd.
4.7 (6)	Warrant to Purchase Common Stock issued on April 8, 2004 to Burnham Hill Partners
4.8 (6)	Warrant to Purchase Common Stock issued on April 8, 2004 to Ernest Pernet
4.9 (6)	Warrant to Purchase Common Stock issued on April 8, 2004 to W.R. Hambrecht + Co., LLC
4.10 (5)	Registration Rights Agreement, dated as of April 5, 2004, among the Company and the Investors named therein
4.11 (6)	Registration Rights Agreement, dated as of April 8, 2004, between the Company and CD Investment Partners, Ltd.
4.12	Not used
4.13	Not used
4.14 (7)	Common Stock and Warrant Purchase Agreement, dated April 19, 2004, between the Company and Franklin Berger
4.15 (7)	A-1 Warrant to Purchase Common Stock issued to Franklin Berger
4.16 (7)	A-2 Warrant to Purchase Common Stock issued to Franklin Berger
4.17 (7)	Registration Rights Agreement, dated as of April 19, 2004, between the Company and Franklin Berger
4.18 (5)	Registration Rights Agreement, dated _______, 2001, between the Company and certain stockholders
4.19 (5)	Warrant to Purchase Common Stock issued by the Company
4.20 (5)	Stock Subscription Agreement
4.21 (5)	Warrant to Purchase Common Stock issued by the Company
4.22 (5)	Warrant for the Purchase of Shares of Common Stock No. WA-2A issued June 14, 2001 to Robert J. Neborsky and Sandra S. Neborsky, JTWROS
10.1	Not used.
10.2	Not used.
10.3 (8)	Option and License Agreement, dated January 23, 1998, between the Company and the University of Southern California (Request for confidential treatment of certain data)
10.4 (2)	First Amendment to License Agreement, dated August 16, 2000, between the Company and the University of Southern California (Request for confidential treatment of certain data)
10.5 (8)	Option and License Agreement, dated August 17, 2000, between the Company and the University of Southern California (Request for confidential treatment of certain data)
10.6 (9)	Standard Multi-Tenant Office Lease - Gross, dated June 3, 2004, between the Company and George V. Casey & Ellen M. Casey, Trustees of the Casey Family Trust dated June 22, 1998
10.7 (10)	Patent License Agreement, effective August 1, 2002, between the Company and the National Institutes of Health
10.9 (11)	Offer Letter, dated March 5, 2003, from the Company to Joan M. Robbins, Ph.D.
10.10 (12)	Amendment to Option and License Agreement, dated April 21, 2003, the Company and the University of Southern California
10.11 (13)	Offer Letter, dated March 1, 2004, from the Company to Cellia Habita, M.D., Ph.D.
10.12 (13)	Offer Letter, dated November 15, 2004, from the Company to Brian Culley
10.13 (13)	Offer Letter, dated November 17, 2004, from the Company to Carrie Carlander
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications

(1)	Incorporated by reference to the same-numbered exhibit to the Company’s Form 8-A, filed April 27, 2004

(2)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10-SB, filed October 2, 2001.

(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10-SB, filed October 2, 2001.

(4)
Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-QSB, filed November 26, 2002 (exhibit included in the body of the Form 10-QSB and not filed as a separate exhibit file).

(5)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form S-3, filed June 30, 2004.

(6)	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed April 13, 2004.

(7)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed May 12, 2004.

(8)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10-SB/A, filed January 14, 2002.

(9)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed August 10, 2004.

(10)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed November 26, 2002.

(11)	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-KSB, filed April 16, 2003.

(12)	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB, filed August 14, 2003.

(13)	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-KSB, filed March 31, 2005.