Form 10KSB/A
period 2004-12-31
ADVENTRX PHARMACEUTICALS INC
filed 2005-08-11
CIK 1160308

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
AMENDMENT NO. 1
(Mark one)

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year December 31, 2004, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-32157
ADVENTRX PHARMACEUTICALS, INC.
(Name of Small Business Issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1318182 (I.R.S. Employer Identification No.)
6725 Mesa Ridge Road, Suite 100, San Diego, California 92121
(Address of principal executive offices)
(858) 552-0866
(Issuer’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     State issuer’s revenues for its most recent fiscal year: $103,042
     The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of March 28, 2004 was approximately $53,056,708 based upon the closing price of the issuer’s Common Stock reported for such date on the American Stock Exchange. For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer. This determination is not necessarily conclusive.
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

Explanatory Note
This Amendment is being filed to amend Part II Sections 6 and 13 of this report in response to staff comments.

Part II
Item 6. Plan of Operations
Item 13. Exhibits
SIGNATURES
Exhibit Index
EXHIBIT 10.14
EXHIBIT 31.1
EXHIBIT 31.2

Part II
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
     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. The adoption of this new accounting pronouncement is not expected to have a material impact on the Company’s financial statements.
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
     It is uncertain that we will have access to future capital.
     It is not expected that we will generate positive cash flow from operations for at least the next several years. As a result, substantial additional equity or debt financing for research and development or clinical development will be required to fund our activities. Although we have raised such equity financing in April 2004, we cannot be certain that we will be able to continue to obtain such financing on favorable or satisfactory terms, if at all, or that it will be sufficient to meet our cash requirements. Any additional equity financing could result in substantial dilution to stockholders, and debt financing, if available, will most likely involve restrictive covenants that preclude us from making distributions to stockholders and taking other actions beneficial to stockholders. If adequate funds are not available, we may be required to delay or reduce the scope of our drug development program or attempt to continue development by entering into arrangements with collaborative partners or others that may require us to relinquish some or all of our rights to proprietary drugs. The inability to fund our capital requirements would have a material adverse effect on us.
     We are not certain that we will be successful in the development of our drug candidates.
     The successful development of any new drug is highly uncertain and is subject to a number of significant risks. Our drug candidates, all of which are in a development stage, require significant, time-consuming and costly development, testing and regulatory clearance. This process typically takes several years and can require substantially more time. Risks include, among others, the possibility that a drug candidate will (i) be found to be ineffective or unacceptably toxic, (ii) have unacceptable side effects, (iii) fail to receive necessary regulatory clearances, (iv) not achieve broad market acceptance, (v) be subject to competition from third parties who may market equivalent or superior products, (vi) be affected by third parties holding proprietary rights that will preclude us from marketing a drug product, or (vii) not be able to be manufactured by manufacturers in a timely manner in accordance with required standards of quality. There can be no assurance that the development of our drug candidates will demonstrate the efficacy and safety of our drug candidates as therapeutic drugs, or, even if demonstrated, that there will be sufficient advantages to their use over other drugs or treatments so as to render the drug product commercially viable. In the event that we are not successful in developing and commercializing one or more drug candidates, investors are likely to realize a loss of their entire investment.
     We have been delayed at certain times in the past in the development of our drug products by limited funding. In addition, if certain of our scientific and technical personnel resigned at or about the same time, the development of our drug products would probably be delayed until new personnel were hired and became familiar with the development programs.
     Positive results in preclinical and early clinical trials do not ensure that future clinical trials will be successful or that drug candidates will receive any necessary regulatory approvals for the marketing, distribution or sale of such drug candidates.
     Success in preclinical and early clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. There is a significant risk that any of our drug candidates could fail to show satisfactory results in continued trials, and would not justify further development.
     We will face intense competition from other companies in the pharmaceutical industry.
     We are engaged in a segment of the pharmaceutical industry that is highly competitive and rapidly changing. If successfully developed and approved, any of our drug candidates will likely compete with several existing therapies. CoFactor, our leading drug candidate, would likely compete against a well-established product, leucovorin. In addition, there are numerous companies with a focus in oncology and/or anti-viral therapeutics that are pursuing the development of new pharmaceuticals that target the same diseases as are targeted by the drugs being developed by us. We anticipate that we will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. We cannot assure that existing products or new products developed by competitors will not be more effective, or more effectively marketed and sold than those we may market and sell. Competitive products may render our drugs obsolete or noncompetitive prior to our recovery of development and commercialization expenses.
     Many of our competitors such as Merck and Pfizer will also have significantly greater financial, technical and human resources and will likely be better equipped to develop, manufacture and market products. In addition, many of these competitors have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. A number of these competitors also have products that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, government agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are actively seeking to commercialize the technology they have developed. Companies such as Gilead, Roche and GlaxoSmithKline all have drugs in various stages of development that could become competitors. Accordingly, competitors may succeed in commercializing products more rapidly or effectively than us, which would have a material adverse effect on us.
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
     Our ability to commercialize our technology successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved medical products. We cannot guarantee that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for realization of an appropriate return on our investments in developing new therapies. If we are successful in getting FDA approval for CoFactor, we will be competing against a generic drug, leucovorin, which has a lower cost and a long, established history of reimbursement. Receiving sufficient reimbursement for purchase costs of CoFactor will be necessary to make it cost effective and competitive versus the established drug, leucovorin. Government, private health insurers, and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA. Accordingly, even if coverage and reimbursement are provided by government, private health insurers, and third-party payors for use of our products, the market acceptance of these products would be adversely affected if the amount of reimbursement available for the use of our therapies proved to be unprofitable for health care providers.
     Uncertainties related to health care reform measures may affect our success.
     There have been some federal and state proposals in the past to subject the pricing of health care goods and services, including prescription drugs, to government control and to make other changes to U.S. health care system. None of the proposals seems to have affected any of the drugs in our programs. However, it is uncertain if future legislative proposals would be adopted that might affect the drugs in our programs or what actions federal, state, or private payors for health care treatment and services may take in response to any such health care reform proposals or legislation. Any such health care reforms could have a material adverse effect on the marketability of any drugs for which we ultimately require FDA approval.
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
     The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims allowed in these companies’ patents or whether we may infringe or be infringing these claims. Although we have not been notified of any patent infringement, nor notified others of patent infringement, such patent disputes are common and could preclude the commercialization of our products. Patent litigation is costly in its own right and could subject us to significant liabilities to third parties. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.
     We may be unable to retain skilled personnel and maintain key relationships.
     The success of our business depends, in large part, on our ability to attract and retain highly qualified management, scientific and other personnel, and on our ability to develop and maintain important relationships with leading research institutions and consultants and advisors. Competition for these types of personnel and relationships is intense from numerous pharmaceutical and biotechnology companies, universities and other research institutions. We are currently dependent upon our scientific staff, which has a deep background in our drug candidates and the ongoing preclinical and clinical trials. Recruiting and retaining senior employees with relevant drug development experience in oncology and anti-viral therapeutics is costly and time-consuming. There can be no assurance that we will be able to attract and retain such individuals on an uninterrupted basis and on commercially acceptable terms, and the failure to do so could have a material adverse effect on us by significantly delaying one or more of our drug development programs. These individuals are employed under offer letters, rather than employment agreements.
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

Item 13. Exhibits.
Exhibits.
The exhibit list called for by this item is incorporated by reference to the Exhibit Index filed with this amended report.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August 2005.

ADVENTRX PHARMACEUTICALS, INC

By:	/s/ CARRIE CARLANDER

Carrie Carlander
Chief Financial Officer
(currently, principal financial officer of the
Registrant; was serving as principal financial
and accounting officer of the Registrant on the
date of filing of the 10-KSB which this filing amends)

Exhibit Index

Exhibit	Description

3.1(1)	Certificate of Incorporation of Victoria Enterprises, Inc.

3.2(1)	Certificate of Amendment of Certificate of Incorporation of Victoria Enterprises, Inc.

3.3(1)	Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.

3.4(1)	Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.

3.5(1)	Certificate of Ownership and Merger Merging Biokeys, Inc. with and into Biokeys Pharmaceuticals, Inc.

3.6(2)	Amended and Restated Bylaws of Biokeys Pharmaceuticals, Inc.

3.7(1)	Certificate of Amendment to the Certificate of Incorporation of ADVENTRX Pharmaceuticals, Inc.

3.8(3)	Certificate of Designation of BioQuest, Inc.

3.9(4)	Certificate of Designation of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of Biokeys Pharmaceuticals, Inc.

4.1(5)	Common Stock and Warrant Purchase Agreement, dated as of April 5, 2004, among the Company and the Investors named therein

4.2(5)	A-1 Warrant to Purchase Common Stock issued to Investors pursuant to the Common Stock and Warrant Purchase Agreement with the Investors

4.3(5)	A-2 Warrant to Purchase Common Stock issued to Investors pursuant to the Common Stock and Warrant Purchase Agreement with the Investors

4.4(6)	Common Stock and Warrant Purchase Agreement, dated April 8, 2004, between the Company and CD Investment Partners, Ltd.

4.5(6)	A-1 Warrant to Purchase Common Stock issued to CD Investment Partners, Ltd.

4.6(6)	A-2 Warrant to Purchase Common Stock issued to CD Investment Partners, Ltd.

4.7(6)	Warrant to Purchase Common Stock issued on April 8, 2004 to Burnham Hill Partners

4.8(6)	Warrant to Purchase Common Stock issued on April 8, 2004 to Ernest Pernet

4.9(6)	Warrant to Purchase Common Stock issued on April 8, 2004 to W.R. Hambrecht + Co., LLC

4.10(5)	Registration Rights Agreement, dated as of April 5, 2004, among the Company and the Investors named therein

4.11(6)	Registration Rights Agreement, dated as of April 8, 2004, between the Company and CD Investment Partners, Ltd.

4.12	Not used

Exhibit	Description

4.13	Not used

4.14(7)	Common Stock and Warrant Purchase Agreement, dated April 19, 2004, between the Company and Franklin Berger

4.15(7)	A-1 Warrant to Purchase Common Stock issued to Franklin Berger

4.16(7)	A-2 Warrant to Purchase Common Stock issued to Franklin Berger

4.17(7)	Registration Rights Agreement, dated as of April 19, 2004, between the Company and Franklin Berger

4.18(5)	Registration Rights Agreement, dated ___, 2001, between the Company and certain stockholders

4.19(5)	Warrant to Purchase Common Stock issued by the Company

4.20(5)	Stock Subscription Agreement

4.21(5)	Warrant to Purchase Common Stock issued by the Company

4.22(5)	Warrant for the Purchase of Shares of Common Stock No. WA-2A issued June 14, 2001 to Robert J. Neborsky and Sandra S. Neborsky, JTWROS

10.1(8)	Patent and Technology License Agreement, dated June 14, 1996, among the Company, the Board of Regents of the University of Texas System and the University of Texas M. D. Anderson Cancer Center (Request for confidential treatment of certain data)

10.2(8)	Amendment No. 1 to Patent and Technology License Agreement, dated June 15, 2000, between the Company and the University of Texas M. D. Anderson Cancer Center(Request for confidential treatment of certain data)

10.3(8)	Option and License Agreement, dated January 23, 1998, between the Company and the University of Southern California (Request for confidential treatment of certain data)

10.4(2)	First Amendment to License Agreement, dated August 16, 2000, between the Company and the University of Southern California (Request for confidential treatment of certain data)

10.5(8)	Option and License Agreement, dated August 17, 2000, between the Company and the University of Southern California (Request for confidential treatment of certain data)

10.6(9)	Standard Multi-Tenant Office Lease — Gross, dated June 3, 2004, between the Company and George V. Casey & Ellen M. Casey, Trustees of the Casey Family Trust dated June 22, 1998

10.7(10)	Patent License Agreement, effective August 1, 2002, between the Company and the National Institutes of Health

10.9(11)	Offer Letter, dated March 5, 2003, from the Company to Joan M. Robbins, Ph.D.

10.10(12)	Amendment to Option and License Agreement, dated April 21, 2003, the Company and the University of Southern California

10.11	Offer Letter, dated March 1, 2004, from the Company to Cellia Habita, Ph.D.

10.12	Offer Letter, dated November 15, 2004, from the Company to Brian Culley

Exhibit	Description

10.13	Offer Letter, dated November 17, 2004, from the Company to Carrie Carlander[13]

10.14(13)	Burnham Hill Partners Agreement

21.1	Subsidiaries of ADVENTRX Pharmaceuticals, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included on signature page)

31.1(13)	Rule 13a-14(a)/15d-14(a) Certification

31.2(13)	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

(1)	Incorporated by reference to the same-numbered exhibit to the Company’s Form 8-A, filed April 27, 2004

(2)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10-SB, filed October 2, 2001.

(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10-SB, filed October 2, 2001.

(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-QSB, filed November 26, 2002 (exhibit included in the body of the Form 10-QSB and not filed as a separate exhibit file).

(5)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form S-3, filed June 30, 2004.

(6)	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed April 13, 2004.

(7)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed May 12, 2004.

(8)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10-SB/A, filed January 14, 2002.

(9)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed August 10, 2004.

(10)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed November 26, 2002.

(11)	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-KSB, filed April 16, 2003.

(12)	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB, filed August 14, 2003.

(13)	Filed with this Amendment No. 1 to Form 10-KSB for the year ended December 31, 2004. Unless otherwise indicated, all other exhibits were filed with the original filing of the Form 10-KSB or are incorporated by reference into the original report.