Form 10-Q
period 2005-06-30
ADVENTRX PHARMACEUTICALS INC
filed 2005-08-12
CIK 1160308

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $.001 par value, as of July 31, 2005 was 66,028,312.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT
For the Period Ended June 30, 2005

		Page
PART I — FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements
a.	Condensed Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004	1
b.	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 and for the period from inception (June 12, 1996) through June 30, 2005 (Unaudited)	2
c.	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) from Inception (June 12, 1996) through June 30, 2005 (Unaudited)	3
d.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 and for the period from inception (June 12, 1996) through June 30, 2005 (Unaudited)	5
e.	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4	Controls and Procedures	17
PART II — OTHER INFORMATION
Item 1	Legal Proceedings	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 4	Submission of Matters to a Vote of Security Holders	18
Item 6	Exhibits	18
SIGNATURES
EXHIBIT 4.23
EXHIBIT 4.24
EXHIBIT 4.25
EXHIBIT 4.26
EXHIBIT 4.27
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,102,824	$13,032,263
Accrued interest income	—	10,808
Prepaid expenses	471,335	115,144
Other current assets	3,138	—
Assets available for sale	—	108,000

Total current assets	8,577,297	13,266,215
Property and equipment, net	342,036	285,304
Other assets	58,387	57,268

Total assets	$8,977,720	$13,608,787

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$270,779	$532,327
Accrued liabilities	770,612	628,754
Accrued salary and related taxes	126,364	57,315

Total current liabilities	1,167,755	1,218,396

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued 55,046,086 shares in 2005 and 53,834,237 shares in 2004	55,047	53,835
Additional paid-in capital	49,147,347	47,553,497
Deficit accumulated during the development stage	(41,357,682)	(35,182,194)
Treasury stock, 23,165 shares at cost	(34,747)	(34,747)

Total shareholders’ equity	7,809,965	12,390,391

Total liabilities and shareholders’ equity	$8,977,720	$13,608,787

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(unaudited)

					Inception
					(June 12, 1996)
					through
	Three months ended June 30,		Six months ended June 30,		June 30,
	2005	2004	2005	2004	2005
Net sales	$—	$—	$—	$—	$174,830
Cost of goods sold	—	—	—	—	51,094

Gross margin	—	—	—	—	123,736

Grant revenue	—	—	—	—	129,733
Interest income	64,597	13,341	101,919	16,687	304,197

	64,597	13,341	101,919	16,687	557,666

Operating expenses:
Research and development	2,236,609	773,091	3,941,406	1,069,466	11,415,660
General and administrative	1,123,577	745,838	2,273,910	1,160,220	14,707,207
Depreciation and amortization	34,965	3,666	62,091	6,718	10,202,107
Impairment loss — write off of goodwill	—	—	—	—	5,702,130
Interest expense	—	—	—	—	179,090
Equity in loss of investee	—	—	—	—	178,936

Total operating expenses	3,395,151	1,522,595	6,277,407	2,236,404	42,385,130

Loss before cumulative effect of change in accounting principle	(3,330,554)	(1,509,254)	(6,175,488)	(2,219,717)	(41,827,464)
Cumulative effect of change in accounting principle	—	—	—	—	(25,821)

Net loss	(3,330,554)	(1,509,254)	(6,175,488)	(2,219,717)	(41,853,285)
Preferred stock dividends	—	—	—	—	(621,240)

Net loss applicable to common stock	$(3,330,554)	$(1,509,254)	$(6,175,488)	$(2,219,717)	$(42,474,525)

Loss per common share — basic and diluted	$(.06)	$(.03)	$(.11)	$(.05)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
Inception (June 12, 1996) through June 30, 2005

	Cumulative		Cumulative		Cumulative					Deficit
	convertible		convertible		convertible					accumulated		Total
	preferred stock,		preferred stock,		preferred stock,				Additional	during the	Treasury	shareholders’
	series A		series B		series C		Common stock		paid-in	development	Stock,	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	at cost	(deficit)
Balances at June 12, 1996 (date of incorporation)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—
Sale of common stock without par value	—	—	—	—	—	—	503	5	5	—	—	10
Change in par value of common stock	—	—	—	—	—	—	—	(4)	4	—	—	—
Issuance of common stock and net liabilities assumed in acquisition	—	—	—	—	—	—	1,716,132	1,716	3,224	(18,094)	—	(13,154)
Issuance of common stock	—	—	—	—	—	—	2,010,111	2,010	456	(2,466)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(259,476)	—	(259,476)

Balances at December 31, 1996	—	—	—	—	—	—	3,726,746	3,727	3,689	(280,036)	—	(272,620)
Sale of common stock, net of offering costs of $9,976	—	—	—	—	—	—	1,004,554	1,004	1,789,975	—	—	1,790,979
Issuance of common stock in acquisition	—	—	—	—	—	—	375,891	376	887,874	—	—	888,250
Minority interest deficiency at acquisition charged to the Company	—	—	—	—	—	—	—	—	—	(45,003)	—	(45,003)
Net loss	—	—	—	—	—	—	—	—	—	(1,979,400)	—	(1,979,400)

Balances at December 31, 1997	—	—	—	—	—	—	5,107,191	5,107	2,681,538	(2,304,439)	—	382,206
Rescission of acquisition	—	—	—	—	—	—	(375,891)	(376)	(887,874)	561,166	—	(327,084)
Issuance of common stock at conversion of notes payable	—	—	—	—	—	—	450,264	451	363,549	—	—	364,000
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	260,000	—	—	260,000
Net loss	—	—	—	—	—	—	—	—	—	(1,204,380)	—	(1,204,380)

Balances at December 31, 1998	—	—	—	—	—	—	5,181,564	5,182	2,417,213	(2,947,653)	—	(525,258)
Sale of common stock	—	—	—	—	—	—	678,412	678	134,322	—	—	135,000
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	212,000	—	—	212,000
Net loss	—	—	—	—	—	—	—	—	—	(1,055,485)	—	(1,055,485)

Balances at December 31, 1999	—	—	—	—	—	—	5,859,976	5,860	2,763,535	(4,003,138)	—	(1,233,743)
Sale of preferred stock, net of offering costs of $76,500	3,200	32	—	—	—	—	—	—	3,123,468	—	—	3,123,500
Issuance of common stock at conversion of notes and interest payable	—	—	—	—	—	—	412,487	412	492,085	—	—	492,497
Issuance of common stock at conversion of notes payable	—	—	—	—	—	—	70,354	70	83,930	—	—	84,000
Issuance of common stock to settle obligations	—	—	—	—	—	—	495,111	496	1,201,664	—	—	1,202,160
Issuance of common stock for acquisition	—	—	—	—	—	—	6,999,990	7,000	9,325,769	—	—	9,332,769
Issuance of warrants for acquisition	—	—	—	—	—	—	—	—	4,767,664	—	—	4,767,664
Stock issued for acquisition costs	—	—	—	—	—	—	150,000	150	487,350	—	—	487,500
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	140,000	—	—	140,000
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(85,000)	—	—	(85,000)
Cashless exercise of warrants	—	—	—	—	—	—	599,066	599	(599)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(3,701,084)	—	(3,701,084)

Balances at December 31, 2000	3,200	32	—	—	—	—	14,586,984	14,587	22,299,866	(7,704,222)	—	14,610,263
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(256,000)	—	—	(256,000)
Repurchase of warrants	—	—	—	—	—	—	—	—	(55,279)	—	—	(55,279)
Sale of warrants	—	—	—	—	—	—	—	—	47,741	—	—	47,741
Cashless exercise of warrants	—	—	—	—	—	—	218,493	219	(219)	—	—	—
Issuance of common stock to pay preferred dividends	—	—	—	—	—	—	93,421	93	212,907	—	—	213,000
Detachable warrants issued with notes payable	—	—	—	—	—	—	—	—	450,000	—	—	450,000
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	167,138	—	—	167,138
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	106,293	106	387,165	—	—	387,271
Issuance of preferred stock to pay operating expenses	137	1	—	—	—	—	—	—	136,499	—	—	136,500
Net loss	—	—	—	—	—	—	—	—	—	(16,339,120)	—	(16,339,120)

Balances at December 31, 2001	3,337	33	—	—	—	—	15,005,191	15,005	23,389,818	(24,043,342)	—	(638,486)

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
Inception (June 12, 1996) through June 30, 2005
CONTINUED FROM PREVIOUS PAGE

	Cumulative		Cumulative		Cumulative					Deficit
	convertible		convertible		convertible					accumulated		Total
	preferred stock,		preferred stock,		preferred stock,				Additional	during the	Treasury	shareholders'
	series A		series B		series C		Common stock		paid-in	development	Stock,	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	at cost	(deficit)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(242,400)	—	—	(242,400)
Repurchase of warrants	—	—	—	—	—	—	—	—	—	—	—	—
Sale of warrants	—	—	—	—	—	—	240,000	240	117,613	—	—	117,853
Cashless exercise of warrants	—	—	—	—	—	—	100,201	100	(100)	—	—	—
Exercise of warrants	—	—	—	—	—	—	344,573	345	168,477	—	—	168,822
Sale of preferred stock at $1.50	—	—	200,000	2,000	—	—	—	—	298,000	—	—	300,000
Sale of preferred stock at $10.00	—	—	—	—	70,109	701	—	—	700,392	—	—	701,093
Conversion of preferred stock into common stock	(3,000)	(30)	—	—	—	—	1,800,000	1,800	(1,770)	—	—	—
Preferred stock dividends forgiven	—	—	—	—	—	—	—	—	335,440	—	—	335,440
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	163,109	—	—	163,109
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	6,292	6	12,263	—	—	12,269
Issuance of preferred stock to pay operating expenses	136	1	—	—	—	—	—	—	6,000	—	—	6,001
Issuance of stock options to employees	—	—	—	—	—	—	—	—	329,296	—	—	329,296
Net loss	—	—	—	—	—	—	—	—	—	(2,105,727)	—	(2,105,727)

Balances at December 31, 2002	473	4	200,000	2,000	70,109	701	17,496,257	17,496	25,276,138	(26,149,069)	—	(852,730)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(37,840)	—	—	(37,840)
Conversion of Series C preferred stock into common stock	—	—	—	—	(70,109)	(701)	14,021,860	14,022	(13,321)	—	—	—
Issuance of common stock to pay interest on Bridge Notes	—	—	—	—	—	—	165,830	165	53,326	—	—	53,491
Sale of common stock at $0.40 per share, net of issuance costs	—	—	—	—	—	—	6,640,737	6,676	2,590,656	—	—	2,597,332
Sale of common stock at $1.00 per share, net of issuance costs	—	—	—	—	—	—	3,701,733	3,668	3,989,181	—	—	3,992,849
Exchange of warrants	—	—	—	—	—	—	235,291	235	49,486	—	—	49,721
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	230,000	230	206,569	—	—	206,799
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	156,735	—	—	156,735
Issuance of stock options to employees	—	—	—	—	—	—	—	—	286,033	—	—	286,033
Net loss	—	—	—	—	—	—	—	—	—	(2,332,077)	—	(2,332,077)

Balances at December 31, 2003	473	4	200,000	2,000	—	—	42,491,708	42,492	32,556,963	(28,481,146)	—	4,120,313
Extinguishment of dividends payable on preferred stock	—	—	—	—	—	—	—	—	72,800	—	—	72,800
Conversion of Series A cumulative preferred stock	(473)	(4)	—	—	—	—	236,500	236	(232)	—	—	—
Conversion of Series B preferred stock	—	—	(200,000)	(2,000)	—	—	200,000	200	1,800	—	—	—
Cashless exercise of warrants							464,573	465	(465)	—	—	—
Exercise of warrants	—	—	—	—	—	—	23,832	23	27,330	—	—	27,353
Issuance of warrants in settlement of a claim							—	—	86,375	—	—	86,375
Sale of common stock at $1.50 per share	—	—	—	—	—	—	10,417,624	10,419	15,616,031	—	—	15,626,450
Payment of financing and offering costs	—	—	—	—	—	—	—	—	(1,366,774)	—	—	(1,366,774)
Issuance of stock options to employees	—	—	—	—	—	—	—	—	524,922	—	—	524,922
Acquisition of treasury stock	—	—	—	—	—	—	—	—	34,747	—	(34,747)	—
Net loss	—	—	—	—	—	—	—	—	—	(6,701,048)	—	(6,701,048)

Balances at December 31, 2004	—	—	—	—	—	—	53,834,237	53,835	47,553,497	(35,182,194)	(34,747)	12,390,391
Exercise of warrants	—	—	—	—	—	—	1,186,849	1,187	1,340,216	—	—	1,341,403
Issuance of stock options to employees	—	—	—	—	—	—	—	—	230,159	—	—	230,159
Issuance of stock to vendor	—	—	—	—	—	—	25,000	25	23,475	—	—	23,500
Net loss	—	—	—	—	—	—	—	—	—	(6,175,488)	—	(6,175,488)

Balances at June 30, 2005 (unaudited)	—	$—	—	$—	—	$—	55,046,086	$55,047	$49,147,347	$(41,357,682)	$(34,747)	$7,809,965

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC.
AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			Inception
			(June 12, 1996)
			through
	Six months ended June 30,		June 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(6,175,488)	$(2,219,717)	$(41,853,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,091	6,718	9,752,107
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write off of goodwill	—	—	5,702,130
Expenses paid by warrants	—	—	573,357
Expenses paid by preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Expenses related to employee stock options issued	230,159	181,300	1,370,410
Expenses paid by issuance of common stock	23,500	—	841,048
Equity in loss of investee	—	—	178,936
Write-off of license agreement	—	—	152,866
Write-off assets available for sale	108,000	—	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in prepaid and other assets	(131,065)	(168,499)	(561,653)
Increase (decrease) in accounts payable and accrued liabilities	(50,641)	180,142	646,484
Increase in sponsored research payable and license obligation	—	—	924,318

Net cash used in operating activities	(5,933,444)	(2,020,056)	(20,904,924)

Cash flows from investing activities:
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Purchases of property and equipment	(118,823)	(66,224)	(547,065)
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired in acquisition of subsidiary	—	—	64,233
Issuance of note receivable — related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash used in investing activities	(118,823)	(66,224)	(98,039)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	4,200,993
Proceeds from sale of common stock	—	15,626,450	24,152,596
Proceeds from sale or exercise of warrants	1,341,403	27,353	1,752,993
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	(218,575)	(1,354,541)	(1,684,325)
Payments of notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718

Net cash provided by financing activities	1,122,828	14,299,262	29,105,787

Net increase (decrease) in cash and cash equivalents	(4,929,439)	12,212,982	8,102,824
Cash and cash equivalents at beginning of period	13,032,263	4,226,397	—

Cash and cash equivalents at end of period	$8,102,824	$16,439,379	$8,102,824

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
1. Description of the Company
ADVENTRX Pharmaceuticals, Inc., a Delaware corporation, (the Company), is a biopharmaceutical research and development company focused on introducing new technologies for anticancer and antiviral treatments that improve the performance and safety of existing drugs by addressing significant problems such as drug metabolism, toxicity, bioavailability and resistance. The Company currently does not manufacture, market, sell or distribute any product. Through our license agreements with University of Southern California (USC), and the National Institutes of Health (NIH), the Company has rights to drug candidates in varying stages of development.
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
2. Unaudited interim financial statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005 and its results of operations and cash flows for the three and/or six months ended June 30, 2005 and 2004 and for the period from inception (June 12, 1996) through June 30, 2005. Information included in the consolidated balance sheet as of December 31, 2004 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of the Company as of December 31, 2004 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-KSB (the “10-KSB”) for the year ended December 31, 2004 that was previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.
The results of the Company’s operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations for the full year ending December 31, 2005.
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

Supplementary Cash Flow Information
Noncash investing and financing transactions excluded from the condensed statements of cash flows for the six months ended June 30, 2005 and 2004 and for the period from inception (June 12, 1996) through June 30, 2005 are as follows:

			Inception
			(June 12, 1996)
	Six months ended June 30,		through
	2005	2004	June 30, 2005
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	$—	$—	$1,213,988
Payment of operating expenses	23,500	—	1,247,781
Conversion of preferred stock	—	2,000	2,705
Acquisitions	—	—	14,617,603
Payment of dividends	—	—	213,000
Financial advisor services in conjunction with private placement	—	1,137,456	1,137,456
Settlement of claim	—	—	86,375
Acquisition of treasury stock in settlement of a claim	—	—	34,747
Assumptions of liabilities in acquisitions	—	—	1,009,567
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	68	465	3,810
Dividends accrued			621,040
Trade asset converted to available for sale asset	—	—	108,000
Dividends extinguished	—	72,800	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
3. Net Loss Per Common Share
The computation of basic and diluted net loss per share for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(3,330,554)	$(1,509,254)	$(6,175,488)	$(2,219,717)

Numerator for basic and diluted loss per share	$(3,330,554)	$(1,509,254)	$(6,175,488)	$(2,219,717)

Denominator for basic and diluted loss per share - weighted average common shares outstanding	54,821,480	52,560,875	54,345,334	47,634,224

Loss per common share-basic and diluted	$(0.06)	$(0.03)	$(0.11)	$(0.05)

Net loss per common share is calculated according to Statement of Financial Accounting Standards No. 128, Earnings per Share, using the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive shares were not included in the computation of net loss per common share — diluted, as their effect would have been antidilutive due to the Company’s net losses as of June 30, 2005 and 2004:

	June 30, 2005	June 30, 2004
Warrants	10,031,899	10,854,964
Options	1,625,000	3,320,000

Total	11,656,889	14,174,964

4. Stock Compensation Plans
On May 24, 2005, at the Company’s annual meeting of stockholders, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”) and the Employee Stock Purchase Plan. The 2005 Plan provides the Company with the flexibility to grant other forms of compensation to its directors, officers, employees, consultants, agents, advisors and third party service providers. The 2005 Plan permits the Company to issue up to 6,000,000 shares of common stock for the grant of options, share appreciation rights, restricted shares, restricted share units, performance awards, annual incentive awards and other share based awards and cash-based awards. The 2005 Plan is intended to comply with applicable securities law requirements, permit the performance-based awards to qualify for deductibility under Section 162(m) of the Internal Revenue Code and allow for the issuance of incentive stock options.
The Company applies Statement of Financial Accounting Standards No. 123 (revised) and related interpretations in accounting for employee stock-based compensation.
The Company recognized compensation expense of $100,933 and $94,440 in the three months ended June 30, 2005 and 2004, respectively, and $230,159 and $181,300 in the six months ended June 30, 2005 and 2004, respectively, related to the portion of employee stock options which vested in those periods.
5. Equity Transactions
In the six months ended June 30, 2005, the Company’s warrant holders exercised 36 warrants for an aggregate of 1,186,849 shares of common stock, with proceeds to the Company of $1,341,403.
On April 14, 2005, the Company issued 25,000 shares of common stock as partial payment for services rendered by a consulting firm. Those shares were recognized at fair market value as of the date of obligation and resulted in compensation expense of $23,500 in the first quarter of 2005, when the services were performed.
6. Commitments and Contingencies
Litigation
In the normal course of business, the Company may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Management is not aware of any pending or threatened lawsuit or preceding that would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Notwithstanding the foregoing, on March 28, 2005, the Company received a letter from counsel to a former executive in which the former executive claims that the Company constructively terminated him, discriminated against him on the basis of age and committed various torts against him. No settlement demand was specifically made by the former executive in this letter and the letter otherwise did not state any specific monetary damages that this former executive has purportedly sustained. The Company believes that these claims lack merit and intends to vigorously defend against them. The Company has not reserved for any monetary claims in this matter. In April 2005, the Company attended a mediation session with this former executive at which the Company was unable to reach a settlement of the former executive’s claims. The Company currently plans to schedule another mediation session with respect to this matter in September 2005.
7. Subsequent Events
In July 2005, the Company’s warrant holders exercised four warrants for an aggregate of 97,571 shares of common stock, with proceeds to the Company of $191,874.
In July 2005, 1,017,000 new stock options to purchase shares have been approved by the Board of Directors and granted to employees and consultants under the 2005 Plan, and pursuant to the terms of the 2005 Plan, 200,000 new stock options were granted to non-executive members of the Company’s Board of Directors. In addition, 1,625,000 of existing stock options which were granted prior to May of 2004 are now covered under the 2005 Plan.
On July 22, 2005, the placement closed on July 28, 2005 and resulted in net proceeds of $18,400,000. Management believes that the cash and cash equivalents after this financing will be sufficient to meet our projected operating requirements through June 2006. The Company announced a private placement of its stock, consisting of the sale of 10,810,809 shares of the Company’s common stock, at $1.85 per share, as well as the issuance of warrants to purchase 10,810,809 shares of common stock at an exercise price of $2.26 per share.

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
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and other aspects of our business identified in this Quarterly Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under the heading “Risk Factors” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.
Overview
We are a biopharmaceutical research and development company focused on introducing new technologies for anticancer and antiviral treatments that improve the performance and safety of existing drugs by addressing significant problems such as drug metabolism, toxicity, bioavailability and resistance. We do not manufacture, market, sell or distribute any product. Through our license agreements with University of Southern California (USC) and the National Institutes of Health (NIH), we have rights to drug candidates in varying stages of development. Our current drug candidates are described in detail in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
On May 30, 2003, we merged our wholly owned subsidiary, Biokeys, Inc., into itself and changed our name from Biokeys Pharmaceuticals, Inc. to ADVENTRX Pharmaceuticals, Inc. The merger had no effect on our financial statements.
In July 2004, we formed a wholly owned subsidiary, ADVENTRX (Europe) Ltd., in the United Kingdom for the purpose of conducting drug trials in the European Union.
We have incurred net losses since our inception. As of June 30, 2005, our accumulated deficit was approximately $41 million. We expect to incur substantial and increasing losses for the next several years as we continue development and possible commercialization of new products.
To date, we have funded our operations primarily through sales of equity securities.
Our business is subject to significant risks, including risks inherent in our ongoing clinical trials, the regulatory approval processes, the results of our research and development efforts, commercialization, and competition from other pharmaceutical companies.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-KSB. We have identified the following as the most critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Stock Compensation Plans. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). We currently recognize our option grants and associated expenses in accordance with SFAS 123R guidance, and therefore SFAS 123R is not expected to have a material effect on our consolidated financial position or results of operations.
The Company recognized compensation expense of $100,933 and $94,440 in the three months ended June 30, 2005 and 2004, respectively, and $230,159 and $181,300 in the six months ended June 30, 2005 and 2004, respectively, related to the portion of employee stock options which vested in those periods.
Results of Operations
Three Months Ended June 30, 2005
Research and Development Expenses. Total research and development expenses were $2.2 million for the three months ended June 30, 2005 compared to $773,000 for the comparable period in 2004, an increase of $1.5 million or 189%. The quarter to quarter increase in research and development expenses was primarily related to clinical trial expenses for our Phase II and Phase IIb clinical trials of CoFactor. Other factors include increased headcount and personnel costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, quality assurance, quality control, medical affairs and the development of a manufacturing process for CoFactor.
We currently expect that our research and development expenses will significantly increase from the level of expenses in the quarter ended June 30, 2005 as we ramp up our Phase III pivotal clinical trial of CoFactor for the treatment of metastatic colorectal cancer in the United States, and continue enrolling patients in our Phase IIb clinical trial of CoFactor for the treatment of metastatic colorectal cancer in Europe. The timing of the increase in expense will be directly related to the launch of the Phase III trial, and the amount of increase will be directly related to the success and speed of patient enrollment in the Phase IIb and Phase III trials.
General and Administrative Expenses. General and administrative expenses were $1.1 million for the three months ended June 30, 2005 compared to $746,000 for the comparable period in 2004, an increase of $378,000 or 51%. The quarter to quarter increase in general and administrative expenses was primarily due to the hiring of additional personnel in the finance, marketing and business development departments, increased directors and officers insurance premiums, increased legal fees, and increased expenses associated with business development activities. We expect that our general and administrative expenses will increase measurably during the third quarter of 2005 as we have hired additional accounting staff, and as we continue our evaluation, testing and documenting of our system of internal controls over financial reporting as we prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and that these expenses will be sustained at least through the end of 2005 as we continue this process.
Interest Income. Interest income for the three months ended June 30, 2005 was $65,000 compared to $13,000 of net interest income for the comparable period in 2004. The increase is attributable to higher interest rates earned on invested balances from proceeds received in a financing we closed in April 2004.
Six Months Ended June 30, 2005
Research and Development Expenses. Total research and development expenses were $3.9 million for the six months ended June 30, 2005 compared to $1.1 million for the comparable period in 2004, an increase of $2.9 million or 269%. The year over year increase in research and development expenses was primarily related to clinical trial expenses for our Phase II and Phase IIb clinical trials of CoFactor. Other factors include increased headcount and personnel costs, clinical trial and related clinical manufacturing costs, contract and other outside service fees, quality assurance, quality control, medical affairs and the development of a manufacturing process for CoFactor.
As stated above, we currently expect that our research and development expenses will significantly increase from the level of expenses in the six months ended June 30, 2005 as we ramp up our Phase III pivotal clinical trial of CoFactor for the treatment of metastatic colorectal cancer in the United States, and continue enrolling patients in our Phase IIb clinical trial of CoFactor for the treatment of metastatic colorectal cancer in Europe.
General and Administrative Expenses. General and administrative expenses were $2.3 million for the six months ended June 30, 2005 compared to $1.2 million for the comparable period in 2004, an increase of $1.1 million or 96%. The year over year increase in general and administrative expenses was primarily due to the hiring of additional personnel in the finance and marketing and business development departments, increased directors and officers insurance premiums, increased legal fees, the payments for settlements of certain disputes, and increased expenses associated with business development activities. We expect that our general and administrative expenses will increase measurably during the third quarter of 2005 as we ramp up our evaluation, testing and documenting of our system of internal controls over financial reporting as we prepare to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and that these expenses will be sustained at least through the end of 2005 as we continue this process.
Interest Income. Interest income for the six months ended June 30, 2005 was $102,000 compared to $17,000 of net interest income for the comparable period in 2004. The increase is attributable to higher interest rates earned in 2005, and a higher average invested balance from proceeds received in a financing we closed in April 2004.
Liquidity and Capital Resources
As of June 30, 2005, our principal sources of liquidity were our cash and cash equivalents which totaled $8.1 million as compared to $13.0 million as of December 31, 2004. This decrease was primarily due to the use of cash to fund research and development and general and administrative expenses.
Net cash used in operating activities was $5.9 million during the six months ended June 30, 2005, compared with $2.0 million during the six months ended June 30, 2004. The increase in net cash used in operating activities was due to increased funding for clinical trials, and our increased operating expenses as we added additional personnel in general and administrative functions to support our expanded research and development activities.
Net cash used in investing activities was $119,000 during the six months ended June 30, 2005 compared with $66,000 during the six months ended June 30, 2004. Cash used in investing activities for the six months ended June 30, 2005 and 2004 consisted of purchases of office, computer and lab equipment.
Net cash provided by financing activities was $1.1 million during the six months ended June 30, 2005 compared with net cash provided by financing activities of $14.3 million during the six months ended June 30, 2004. The cash flows from financing activities for the six months ended June 30, 2005 were primarily proceeds from the exercise of warrants. The cash flows from financing activities for the six months ended June 30, 2004 were primarily due to the sale of common stock related to a financing event which occurred in April 2004.

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
To date, we have funded our operations primarily through the sale of equity securities. Through June 30, 2005, we had an accumulated deficit of approximately $41 million, with total additional paid-in capital of approximately $49 million. The $49 million of additional paid-in capital is comprised of $29 million in net proceeds from the sale of equity securities, plus non-cash equity issuances for acquisitions of $15 million, plus other non-cash equity transactions for operating expenses of $5 million. As a result of our private placement which closed on July 28, 2005, we believe that our existing cash and cash equivalents as of July 31, 2005 will be sufficient to meet our projected operating requirements through June 30, 2006.
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
     We had an accumulated deficit of $41 million as of June 30, 2005. Since we presently have no source of revenues and are committed to continuing our product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA or other regulatory agencies and successfully marketed. In addition, we fund our operations primarily through the sale of securities, and have had limited working capital for our product development and other activities. We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production.
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
     It is not expected that we will generate positive cash flow from operations for at least the next several years. As a result, substantial additional equity or debt financing for research and development or clinical development will be required to fund our activities. Although we have raised such equity financing in April 2004 and July 2005, we cannot be certain that we will be able to continue to obtain such financing on favorable or satisfactory terms, if at all, or that it will be sufficient to meet our cash requirements. Any additional equity financing could result in substantial dilution to stockholders, and debt financing, if available, will most likely involve restrictive covenants that preclude us from making distributions to stockholders and taking other actions beneficial to stockholders. If adequate funds are not available, we may be required to delay or reduce the scope of our drug development program or attempt to continue development by entering into arrangements with collaborative partners or others that may require us to relinquish some or all of our rights to proprietary drugs. The inability to fund our capital requirements would have a material adverse effect on us.

     We are not certain that we will be successful in the development of our drug candidates.
     The successful development of any new drug is highly uncertain and is subject to a number of significant risks. Our drug candidates, all of which are in a development stage, require significant, time-consuming and costly development, testing and regulatory clearance. This process typically takes several years and can require substantially more time. Risks include, among others, the possibility that a drug candidate will (i) be found to be ineffective or unacceptably toxic, (ii) have unacceptable side effects, (iii) fail to receive necessary regulatory clearances, (iv) not achieve broad market acceptance, (v) be subject to competition from third parties who may market equivalent or superior products, (vi) be affected by third parties holding proprietary rights that will preclude us from marketing a drug product, or (vii) not be able to be immediately manufactured by manufacturers in a timely manner in accordance with required standards of quality. There can be no assurance that the development of our drug candidates will demonstrate the efficacy and safety of our drug candidates as therapeutic drugs, or, even if demonstrated, that there will be sufficient advantages to their use over other drugs or treatments so as to render the drug product commercially viable. In the past, we have been faced with limiting the scope and/or delaying the launch of preclinical and clinical drug trials due to limited cash and personnel resources. We have also chosen to terminate licenses of some drug candidates that were not showing sufficient promise to justify continued expense and development. In the event that we are not successful in developing and commercializing one or more drug candidates, investors are likely to realize a loss of their entire investment.
     We have been delayed at certain times in the past in the development of our drug products by limited funding. In addition, if certain of our scientific and technical personnel resigned at or about the same time, the development of our drug products would probably be delayed until new personnel were hired and became familiar with the development programs.
     Positive results in preclinical and clinical trials do not ensure that future clinical trials will be successful or that drug candidates will receive any necessary regulatory approvals for the marketing, distribution or sale of such drug candidates.
     Success in preclinical and clinical trials does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly and may be difficult to predict. In the past, we have terminated licenses of drug candidates when our preclinical trials did not support or verify earlier preclinical data. There is a significant risk that any of our drug candidates could fail to show satisfactory results in continued trials, and would not justify further development.
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
Many of our competitors such as Merck and Pfizer will also have significantly greater financial, technical and human resources and will likely be better equipped to develop, manufacture and market products. In addition, many of these competitors have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. A number of these competitors also have products that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, government agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are actively seeking to commercialize the technology they have developed. Companies such as Gilead, Roche, GlaxoSmithKline all have drugs in various stages of development that could become competitors. Accordingly, competitors may succeed in commercializing products more rapidly or effectively than us, which would have a material adverse effect on us.
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
     There have been some federal and state proposals in the past to subject the pricing of health care goods and services, including prescription drugs, to government control and to make other changes to the U.S. health care system. None of the proposals seems to have affected any of the drugs in our programs. However, it is uncertain if future legislative proposals would be adopted that might affect the drugs in our programs or what actions federal, state, or private payors for health care treatment and services may take in response to any such health care reform proposals or legislation. Any such health care reforms could have a material adverse effect on the marketability of any drugs for which we ultimately require FDA approval.
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
     Our success will depend in large part on our ability and our licensors’ ability to (i) maintain license and patent protection with respect to their drug products, (ii) defend patents and licenses once obtained, (iii) maintain trade secrets, (iv) operate without infringing upon the patents and proprietary rights of others and (iv) obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the U.S. and in foreign countries. We have obtained licenses to patents and other proprietary rights from University of Southern California, and the National Institutes of Health.
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
     The license agreements pursuant to which we license our core technologies for our potential drug products permit the licensors, respectively National Institutes of Health, and the University of Southern California, to terminate the agreement under certain circumstances, such as the failure by us to use our reasonable best efforts to commercialize the subject drug or the occurrence of any other uncured material breach by us. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the technology licensed, and we are required to reimburse the licensor for the costs it incurs in performing these activities. The license agreements also require the payment of specified royalties. Any inability or failure to observe these terms or pay these costs or royalties could result in the termination of the applicable license agreement in certain cases. In the past, we have let lapse certain licenses for drug candidates when we determined that the expense and risk of continued development outweighed the likely benefits of that continued development. The termination of any license agreement could have a material adverse effect on us.
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
     Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing requirements for American Stock Exchange have imposed new duties on us and on our executives, directors, attorneys and independent accountants. In order to comply with these new rules, we have hired and expect to hire additional personnel and use additional outside legal, accounting and advisory services, which have increased and are likely to continue increasing our operating expenses. In particular, we expect to incur additional administrative expenses as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent registered public accounting firm to attest to, our internal controls. For example, we expect to incur significant expenses in connection with the implementation, documentation and testing of our existing and newly implemented control systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. If we are unable to achieve full and timely compliance with these regulatory requirements, we could be required to incur additional costs, expend additional money and management time on remedial efforts which could adversely affect our results of operations.
     Failure to implement effective control systems, or failure to complete our assessment of the effectiveness of our internal control over financial reporting, may subject us to regulatory sanctions and could result in a loss of public confidence, which could harm our operating results.
     Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004 and again as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of both these dates, our disclosure controls and procedures were not effective to ensure that management is alerted to material information required to be disclosed by us in the reports we file with the SEC and that such material information is recorded and reported within the time periods specified in the SEC’s rules and forms. Since December 31, 2004, management has implemented changes intended to improve certain aspects of our disclosure controls and procedures. If we fail to implement effective disclosure controls and procedures, we may be unable to make timely disclosure of material information, which could subject us to regulatory sanctions, loss of public confidence and stockholder lawsuits.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of June 30, 2005, our investments consisted mostly of cash and U.S. government debt. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures.
     Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, our disclosure controls and procedures were not effective to ensure that management is alerted to material information required to be disclosed by us in the reports we file with the SEC and that such material information is recorded and reported within the time periods specified in the SEC’s rules and forms. This is primarily because our accounting system software has limitations that may not allow us to ensure prior period financial information is not changed and because we lack a formal process to review and document journal entries. Our accounting system software currently allows users to make changes to historical data and is limited in its ability to provide us with accurate costing information. We are unaware of any instances in which any users of such software made any changes to historical data.
     As of June 30, 2005, management has enhanced our internal accounting capability by hiring a controller with the appropriate level of technical expertise, and has engaged a firm to provide tax services.
     As of June 30, 2005, management has engaged various consulting firms to migrate our accounting system to a new system with fewer limitations and greater controls. As of June 30, 2005 the majority of this work has been completed. Management has also engaged a consulting firm to ensure that we meet our reporting and control requirements under the Sarbanes-Oxley rules by the end of this calendar year. Management has also implemented a formal review and documentation process based on current industry best-practices, and will continue to implement this throughout the remainder of the year.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. We are not aware of any pending or threatened lawsuit or proceeding that would have a material adverse effect on our financial position, results of operations or cash flows. Notwithstanding the foregoing, on March 28, 2005, we received a letter from counsel to a former executive in which the former executive claims that we constructively terminated him, discriminated against him on the basis of age and committed various torts against him. No settlement demand was specifically made by the former executive in this letter and the letter otherwise did not state any specific monetary damages that this former executive has purportedly sustained. We believe that these claims lack merit and intend to vigorously defend against them. On April 4, 2005, we attended a mediation session with this former executive at which we were unable to reach a settlement of the former executive’s claims. We currently plan to schedule another mediation session with respect to this matter in September 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ending June 30, 2005, we issued 983,100 shares of common stock to warrant holders in connection with their exercise of 31 outstanding warrants totaling 1,040,984 shares. We received gross proceeds of $1,219,153 upon exercise of these warrants. In addition, from July 1, 2005 through July 31, 2005, we issued 97,571 shares of common stock to 4 of our warrant holders in connection with their exercise of outstanding warrants. We received gross proceeds of $191,874 upon exercise of these warrants. Pursuant to the terms of an agreement we entered into with Burnham Hill Partners, a division of Pali Capital, Inc., in March 2004, we are obligated to pay a 4% cash commission on each cash exercise of warrants issued in a financing that we consummated in April 2004. In accordance with this obligation, we paid Burnham Hill Partners approximately $34,975 in connection with the exercises of warrants during the three months ending June 30, 2005, and we owe Burnham Hill Partners approximately $4,333 in connection with the exercises of warrants from July 1, 2005 through July 31, 2005. No other commission or other remuneration was paid or given directly or indirectly in connection with these warrant exercises. The issuances of shares of common stock upon exercise of these warrants were not registered under the Securities Act of 1933 in reliance upon Section 4(2) of such Act.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual stockholders meeting of the Company was held on May 24, 2005. Stockholders re-elected M. Ross Johnson, Evan M. Levine, Michael M. Goldberg, Mark J. Pykett, and Mark Bagnall as directors, consisting of all of the directors standing for re-election. In addition, stockholders approved the adoption of the 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan, as described in the Company’s current report on Form 8-K filed June 10, 2005, and ratified the appointment of J.H. Cohn LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2005.
     The following table shows the tabulation of the votes cast in connection with these matters:

		Votes
		Against/	Votes	Broker
Proposal	Votes For	Withheld	Abstained	Non-Votes
Election of Directors

M. Ross Johnson	35,903,174	147,638

Evan M. Levine	35,904,224	146,588

Michael M. Goldberg	35,904,474	146,388

Mark J. Pykett	35,907,724	143,088

Mark Bagnall	35,907,724	143,088

Approval of 2005 Equity Incentive Plan	18,625,219	715,337	54,475

Approval of 2005 Employee Stock Purchase Plan	18,778,381	588,703	27,947

Ratification of J.H. Cohn LLP	35,930,619	83,798	36,395
Item 6. Exhibits.
An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005		ADVENTRX Pharmaceuticals, Inc.
	By:	/s/ Evan M. Levine

President and Chief Executive Officer

Date: August 12, 2005		ADVENTRX Pharmaceuticals, Inc.
	By:	/s/ Carrie Carlander

Chief Financial Officer, Treasurer and Vice President, Finance ADVENTRX Pharmaceuticals, Inc.

Exhibit Index

Exhibit	Description
3.1 (1)	Certificate of Incorporation of Victoria Enterprises, Inc.
3.2 (1)	Certificate of Amendment of Certificate of Incorporation of Victoria Enterprises, Inc.
3.3 (1)	Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.
3.4 (1)	Certificate of Amendment of Certificate of Incorporation of BioQuest, Inc.
3.5 (1)	Certificate of Ownership and Merger Merging Biokeys, Inc. with and into Biokeys Pharmaceuticals, Inc.
3.6 (2)	Amended and Restated Bylaws of Biokeys Pharmaceuticals, Inc.
3.7 (1)	Certificate of Amendment to the Certificate of Incorporation of ADVENTRX Pharmaceuticals, Inc.
3.8 (3)	Certificate of Designation of BioQuest, Inc.
3.9 (4)	Certificate of Designation of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of Biokeys Pharmaceuticals, Inc.
4.1 (5)	Common Stock and Warrant Purchase Agreement, dated as of April 5, 2004, among the Company and the Investors named therein
4.2 (5)	A-1 Warrant to Purchase Common Stock issued to Investors pursuant to the Common Stock and Warrant Purchase Agreement with the Investors
4.3 (5)	A-2 Warrant to Purchase Common Stock issued to Investors pursuant to the Common Stock and Warrant Purchase Agreement with the Investors
4.4 (6)	Common Stock and Warrant Purchase Agreement, dated April 8, 2004, between the Company and CD Investment Partners, Ltd.
4.5 (6)	A-1 Warrant to Purchase Common Stock issued to CD Investment Partners, Ltd.
4.6 (6)	A-2 Warrant to Purchase Common Stock issued to CD Investment Partners, Ltd.
4.7 (6)	Warrant to Purchase Common Stock issued on April 8, 2004 to Burnham Hill Partners
4.8 (6)	Warrant to Purchase Common Stock issued on April 8, 2004 to Ernest Pernet
4.9 (6)	Warrant to Purchase Common Stock issued on April 8, 2004 to W.R. Hambrecht + Co., LLC
4.10 (5)	Registration Rights Agreement, dated as of April 5, 2004, among the Company and the Investors named therein
4.11 (6)	Registration Rights Agreement, dated as of April 8, 2004, between the Company and CD Investment Partners, Ltd.
4.12	Not used
4.13	Not used
4.14 (7)	Common Stock and Warrant Purchase Agreement, dated April 19, 2004, between the Company and Franklin Berger
4.15 (7)	A-1 Warrant to Purchase Common Stock issued to Franklin Berger
4.16 (7)	A-2 Warrant to Purchase Common Stock issued to Franklin Berger
4.17 (7)	Registration Rights Agreement, dated as of April 19, 2004, between the Company and Franklin Berger
4.18 (5)	Registration Rights Agreement, dated ___, 2001, between the Company and certain stockholders
4.19 (5)	Warrant to Purchase Common Stock issued by the Company
4.20 (5)	Stock Subscription Agreement
4.21 (5)	Warrant to Purchase Common Stock issued by the Company
4.22 (5)	Warrant for the Purchase of Shares of Common Stock No. WA-2A issued June 14, 2001 to Robert J. Neborsky and Sandra S. Neborsky, JTWROS
4.23	Securities Purchase Agreement, dated as of July 21, 2005, among the Company and the Investors named therein
4.24	Rights Agreement, dated as of July 27, 2005, among the Company and the Investors named therein
4.25	Warrant issued to Investors except North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd. pursuant to Securities Purchase Agreement with the Investors
4.26	Warrant issued to North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd. pursuant to Securities Purchase Agreement with the Investors
4.27	Engagement Letter with CIBC World Markets, dated as of May 16, 2005
4.28 (14)	2005 Equity Incentive Plan
4.29 (15)	Form of Stock Option Agreement under 2005 Equity Incentive Plan
4.30 (16)	2005 Employee Stock Purchase Plan
4.31 (17)	Form of Subscription Agreement under 2005 Employee Stock Purchase Plan
10.1	Not used.
10.2	Not used.
10.3 (8)	Option and License Agreement, dated January 23, 1998, between the Company and the University of Southern California (Request for confidential treatment of certain data)
10.4 (2)	First Amendment to License Agreement, dated August 16, 2000, between the Company and the University of Southern California (Request for confidential treatment of certain data)
10.5 (8)	Option and License Agreement, dated August 17, 2000, between the Company and the University of Southern California (Request for confidential treatment of certain data)
10.6 (9)	Standard Multi-Tenant Office Lease — Gross, dated June 3, 2004, between the Company and George V. Casey & Ellen M. Casey, Trustees of the Casey Family Trust dated June 22, 1998
10.7 (10)	Patent License Agreement, effective August 1, 2002, between the Company and the National Institutes of Health
10.9 (11)	Offer Letter, dated March 5, 2003, from the Company to Joan M. Robbins, Ph.D.
10.10 (12)	Amendment to Option and License Agreement, dated April 21, 2003, the Company and the University of Southern California
10.11 (13)	Offer Letter, dated March 1, 2004, from the Company to Cellia Habita, M.D., Ph.D.
10.12 (13)	Offer Letter, dated November 15, 2004, from the Company to Brian Culley
10.13 (13)	Offer Letter, dated November 17, 2004, from the Company to Carrie Carlander
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certifications
(1)	Incorporated by reference to the same-numbered exhibit to the Company’s Form 8-A, filed April 27, 2004

(2)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10-SB, filed October 2, 2001.

(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10-SB, filed October 2, 2001.

(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-QSB, filed November 26, 2002 (exhibit included in the body of the Form 10-QSB and not filed as a separate exhibit file).

(5)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form S-3, filed June 30, 2004.

(6)	Incorporated by reference to the same-numbered exhibit to the Company’s Current Report on Form 8-K, filed April 13, 2004.

(7)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed May 12, 2004.

(8)	Incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form 10-SB/A, filed January 14, 2002.

(9)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed August 10, 2004.

(10)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-QSB, filed November 26, 2002.

(11)	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-KSB, filed April 16, 2003.

(12)	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB, filed August 14, 2003.

(13)	Incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-KSB, filed March 31, 2005.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement Form S-8, filed July 13, 2005.

(15)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement Form S-8, filed July 13, 2005.

(16)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement Form S-8, filed July 13, 2005.

(17)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement Form S-8, filed July 13, 2005.