Form 10-Q
period 2005-09-30
ADVENTRX PHARMACEUTICALS INC
filed 2005-11-14
CIK 1160308

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The number of shares outstanding of the registrant’s common stock, $.001 par value, as of November 9, 2005 was 67,142,447.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT
For the Period Ended September 30, 2005

		Page
PART I — FINANCIAL INFORMATION		3
Item 1	Condensed Consolidated Financial Statements	3
a.	Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3
b.	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 and for the period from inception (June 12, 1996) through September 30, 2005 (Unaudited)	4
c.	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) from Inception (June 12, 1996) through September 30, 2005 (Unaudited)	5
d.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 and for the period from inception (June 12, 1996) through September 30, 2005 (Unaudited)	9
e.	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4	Controls and Procedures	22
PART II — OTHER INFORMATION		23
Item 1	Legal Proceedings	23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6	Exhibits	23
SIGNATURES		24
EXHIBIT 10.14
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,506,914	$13,032,263
Accrued interest income	9,365	10,808
Prepaid expenses	537,400	115,144
Short-term investments	7,007,637
Other current assets	88,755	—
Assets available for sale	—	108,000

Total current assets	26,150,071	13,266,215
Property and equipment, net	348,142	285,304
Other assets	58,386	57,268

Total assets	$26,556,599	$13,608,787

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$417,309	$532,327
Accrued liabilities	1,088,272	628,754
Accrued salary and related taxes	186,804	57,315

Total current liabilities	1,692,385	1,218,396
Long-term liabilities	62,429	—

Total liabilities	1,754,814	1,218,396

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued 67,146,298 shares in 2005 and 53,834,237 shares in 2004	67,147	53,835
Additional paid-in capital	69,611,168	47,553,497
Accumulated other comprehensive loss	(1,625)	—
Deficit accumulated during the development stage	(44,840,158)	(35,182,194)
Treasury stock, 23,165 shares at cost	(34,747)	(34,747)

Total shareholders’ equity	24,801,785	12,390,391

Total liabilities and shareholders’ equity	$26,556,599	$13,608,787

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(unaudited)

					Inception
					(June 12, 1996)
					through
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2005	2004	2005	2004	2005
Net sales	$—	$—	$—	$—	$174,830
Cost of goods sold	—	—	—	—	51,094

Gross margin	—	—	—	—	123,736
Grant revenue	—	—	—	—	129,733
Interest income	159,373	28,055	261,292	44,742	463,570

	159,373	28,055	261,292	44,742	717,039

Operating expenses:
Research and development	1,720,257	983,665	5,661,663	2,053,131	13,135,917
General and administrative	1,887,260	1,155,716	4,161,171	2,315,936	16,594,468
Depreciation and amortization	34,331	12,481	96,422	19,199	10,236,438
Impairment loss — write off of goodwill	—	—	—	—	5,702,130
Interest expense	—	—	—	—	179,090
Equity in loss of investee	—	—	—	—	178,936

Total operating expenses	3,641,848	2,151,862	9,919,256	4,388,266	46,026,979

Loss before cumulative effect of change in accounting principle	(3,482,475)	(2,123,807)	(9,657,964)	(4,343,524)	(45,309,940)
Cumulative effect of change in accounting principle	—	—	—	—	(25,821)

Net loss	(3,482,475)	(2,123,807)	(9,657,964)	(4,343,524)	(45,335,761)
Preferred stock dividends	—	—	—	—	(621,240)

Net loss applicable to common stock	$(3,482,475)	$(2,123,807)	$(9,657,964)	$(4,343,524)	$(45,957,001)

Loss per common share - basic and diluted	$(.06)	$(.04)	$(.17)	$(.09)

Weighted average number of common shares outstanding - basic and diluted	63,255,407	53,811,072	57,346,039	49,715,980

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
Inception (June 12, 1996) through June 30, 2005

	Cumulative		Cumulative		Cumulative						Deficit
	convertible		convertible		convertible					Accumulated	accumulated		Total
	preferred stock,		preferred stock,		preferred stock,				Additional	other	during the	Treasury	shareholders’
	series A		series B		series C		Common stock		paid-in	comprehensive	development	Stock,	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	stage	at cost	(deficit)
Balances at June 12, 1996 (date of incorporation)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Sale of common stock without par value	—	—	—	—	—	—	503	5	5	—	—	—	10
Change in par value of common stock	—	—	—	—	—	—	—	(4)	4	—	—	—	—
Issuance of common stock and net liabilities assumed in acquisition	—	—	—	—	—	—	1,716,132	1,716	3,224	—	(18,094)	—	(13,154)
Issuance of common stock	—	—	—	—	—	—	2,010,111	2,010	456	—	(2,466)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(259,476)	—	(259,476)

Balances at December 31, 1996	—	—	—	—	—	—	3,726,746	3,727	3,689	—	(280,036)	—	(272,620)
Sale of common stock, net of offering costs of $9,976	—	—	—	—	—	—	1,004,554	1,004	1,789,975	—	—	—	1,790,979
Issuance of common stock in acquisition	—	—	—	—	—	—	375,891	376	887,874	—	—	—	888,250
Minority interest deficiency at acquisition charged to the Company	—	—	—	—	—	—	—	—	—	—	(45,003)	—	(45,003)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,979,400)	—	(1,979,400)

Balances at December 31, 1997	—	—	—	—	—	—	5,107,191	5,107	2,681,538	—	(2,304,439)	—	382,206
Rescission of acquisition	—	—	—	—	—	—	(375,891)	(376)	(887,874)	—	561,166	—	(327,084)
Issuance of common stock at conversion of notes payable	—	—	—	—	—	—	450,264	451	363,549	—	—	—	364,000
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	260,000	—	—	—	260,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,204,380)	—	(1,204,380)

Balances at December 31, 1998	—	—	—	—	—	—	5,181,564	5,182	2,417,213	—	(2,947,653)	—	(525,258)
Sale of common stock	—	—	—	—	—	—	678,412	678	134,322	—	—	—	135,000
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	212,000	—	—	—	212,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,055,485)	—	(1,055,485)

Balances at December 31, 1999	—	—	—	—	—	—	5,859,976	5,860	2,763,535	—	(4,003,138)	—	(1,233,743)

	Cumulative		Cumulative		Cumulative						Deficit
	convertible		convertible		convertible					Accumulated	accumulated		Total
	preferred stock,		preferred stock,		preferred stock,				Additional	other	during the	Treasury	shareholders'
	series A		series B		series C		Common stock		paid-in	comprehensive	development	Stock,	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	stage	at cost	(deficit)
Sale of preferred stock, net of offering costs of $76,500	3,200	32	—	—	—	—	—	—	3,123,468	$—	—	—	3,123,500
Issuance of common stock at conversion of notes and interest payable	—	—	—	—	—	—	412,487	412	492,085	—	—	—	492,497
Issuance of common stock at conversion of notes payable	—	—	—	—	—	—	70,354	70	83,930	—	—	—	84,000
Issuance of common stock to settle obligations	—	—	—	—	—	—	495,111	496	1,201,664	—	—	—	1,202,160
Issuance of common stock for acquisition	—	—	—	—	—	—	6,999,990	7,000	9,325,769	—	—	—	9,332,769
Issuance of warrants for acquisition	—	—	—	—	—	—	—	—	4,767,664	—	—	—	4,767,664
Stock issued for acquisition costs	—	—	—	—	—	—	150,000	150	487,350	—	—	—	487,500
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	140,000	—	—	—	140,000
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(85,000)	—	—	—	(85,000)
Cashless exercise of warrants	—	—	—	—	—	—	599,066	599	(599)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(3,701,084)	—	(3,701,084)

Balances at December 31, 2000	3,200	32	—	—	—	—	14,586,984	14,587	22,299,866	—	(7,704,222)	—	14,610,263
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(256,000)	—	—	—	(256,000)
Repurchase of warrants	—	—	—	—	—	—	—	—	(55,279)	—	—	—	(55,279)
Sale of warrants	—	—	—	—	—	—	—	—	47,741	—	—	—	47,741
Cashless exercise of warrants	—	—	—	—	—	—	218,493	219	(219)	—	—	—	—
Issuance of common stock to pay preferred dividends	—	—	—	—	—	—	93,421	93	212,907	—	—	—	213,000
Detachable warrants issued with notes payable	—	—	—	—	—	—	—	—	450,000	—	—	—	450,000
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	167,138	—	—	—	167,138
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	106,293	106	387,165	—	—	—	387,271
Issuance of preferred stock to pay operating expenses	137	1	—	—	—	—	—	—	136,499	—	—	—	136,500
Net loss	—	—	—	—	—	—	—	—	—	—	(16,339,120)	—	(16,339,120)

Balances at December 31, 2001	3,337	33	—	—	—	—	15,005,191	15,005	23,389,818	—	(24,043,342)	—	(638,486)

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
Inception (June 12, 1996) through June 30, 2005
CONTINUED FROM PREVIOUS PAGE

	Cumulative		Cumulative		Cumulative						Deficit
	convertible		convertible		convertible					Accumulated	accumulated		Total
	preferred stock,		preferred stock,		preferred stock,				Additional	other	during the	Treasury	shareholders'
	series A		series B		series C		Common stock		paid-in	comprehensive	development	Stock,	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	stage	at cost	(deficit)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(242,400)	—	—	—	(242,400)
Repurchase of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of warrants	—	—	—	—	—	—	240,000	240	117,613	—	—	—	117,853
Cashless exercise of warrants	—	—	—	—	—	—	100,201	100	(100)	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	344,573	345	168,477	—	—	—	168,822
Sale of preferred stock at $1.50	—	—	200,000	2,000	—	—	—	—	298,000	—	—	—	300,000
Sale of preferred stock at $10.00	—	—	—	—	70,109	701	—	—	700,392	—	—	—	701,093
Conversion of preferred stock into common stock	(3,000)	(30)	—	—	—	—	1,800,000	1,800	(1,770)	—	—	—	—
Preferred stock dividends forgiven	—	—	—	—	—	—	—	—	335,440	—	—	—	335,440
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	163,109	—	—	—	163,109
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	6,292	6	12,263	—	—	—	12,269
Issuance of preferred stock to pay operating expenses	136	1	—	—	—	—	—	—	6,000	—	—	—	6,001
Issuance of stock options to employees	—	—	—	—	—	—	—	—	329,296	—	—	—	329,296
Net loss	—	—	—	—	—	—	—	—	—	—	(2,105,727)	—	(2,105,727)

Balances at December 31, 2002	473	4	200,000	2,000	70,109	701	17,496,257	17,496	25,276,138	—	(26,149,069)	—	(852,730)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(37,840)	—	—	—	(37,840)
Conversion of Series C preferred stock into common stock	—	—	—	—	(70,109)	(701)	14,021,860	14,022	(13,321)	—	—	—	—
Issuance of common stock to pay interest on Bridge Notes	—	—	—	—	—	—	165,830	165	53,326	—	—	—	53,491
Sale of common stock at $0.40 per share, net of issuance costs	—	—	—	—	—	—	6,640,737	6,676	2,590,656	—	—	—	2,597,332
Sale of common stock at $1.00 per share, net of issuance costs	—	—	—	—	—	—	3,701,733	3,668	3,989,181	—	—	—	3,992,849
Exchange of warrants	—	—	—	—	—	—	235,291	235	49,486	—	—	—	49,721
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	230,000	230	206,569	—	—	—	206,799
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	156,735	—	—	—	156,735
Issuance of stock options to employees	—	—	—	—	—	—	—	—	286,033	—	—	—	286,033
Net loss	—	—	—	—	—	—	—	—	—	—	(2,332,077)	—	(2,332,077)

	Cumulative		Cumulative		Cumulative						Deficit
	convertible		convertible		convertible					Accumulated	accumulated		Total
	preferred stock,		preferred stock,		preferred stock,				Additional	Other	during the	Treasury	shareholders'
	series A		series B		series C		Common stock		paid-in	Comprehensive	development	Stock,	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Loss	stage	at cost	(deficit)
Balances at December 31, 2003	473	4	200,000	2,000	—	—	42,491,708	42,492	32,556,963	—	(28,481,146)	—	4,120,313
Extinguishment of dividends payable on preferred stock	—	—	—	—	—	—	—	—	72,800	—	—	—	72,800
Conversion of Series A cumulative preferred stock	(473)	(4)	—	—	—	—	236,500	236	(232)	—	—	—	—
Conversion of Series B preferred stock	—	—	(200,000)	(2,000)	—	—	200,000	200	1,800	—	—	—	—
Cashless exercise of warrants							464,573	465	(465)	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	23,832	23	27,330	—	—	—	27,353
Issuance of warrants in settlement of a claim	—	—	—	—	—	—	—	—	86,375	—	—	—	86,375
Sale of common stock at $1.50 per share	—	—	—	—	—	—	10,417,624	10,419	15,616,031	—	—	—	15,626,450
Payment of financing and offering costs	—	—	—	—	—	—	—	—	(1,366,774)	—	—	—	(1,366,774)
Issuance of stock options to employees	—	—	—	—	—	—	—	—	524,922	—	—	—	524,922
Acquisition of treasury stock	—	—	—	—	—	—	—	—	34,747	—	—	(34,747)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(6,701,048)	—	(6,701,048)

Balances at December 31, 2004	—	—	—	—	—	—	53,834,237	53,835	47,553,497	—	(35,182,194)	(34,747)	12,390,391
Comprehensive income:
Net Loss	—	—	—	—	—	—	—	—	—	—	(9,657,964)	—	(9,657,964)
Effect of change in fair value of available for sale securities	—	—	—	—	—	—	—	—	—	(1,625)	—	—	(1,625)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,659,589)

Sale of common stock at $1.85 per share, net of issuance costs	—	—	—	—	—	—	10,810,809	10,811	17,908,614	—	—	—	17,919,425
Exercise of warrants	—	—	—	—	—	—	2,376,252	2,376	3,060,486	—	—	—	3,062,862
Issuance of stock options to employees	—	—	—	—	—	—	—	—	757,133	—	—	—	757,133
Issuance of stock options to non-employee	—	—	—	—	—	—	—	—	73,063	—	—	—	73,063
Issuance of stock to vendor	—	—	—	—	—	—	125,000	125	258,375	—	—	—	258,500

Balances at September 30, 2005 (unaudited)	—	$—	—	$—	—	$—	67,146,398	$67,147	$69,611,168	$(1,625)	$(44,840,158)	$(34,747)	$24,801,785

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			Inception
			(June 12, 1996)
			through
	Nine months ended September 30,		September 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(9,657,964)	$(4,343,524)	$(45,335,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,422	19,199	9,786,438
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write-off of goodwill	—	—	5,702,130
Expenses paid by warrants	—	86,375	573,357
Expenses paid by preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Expenses related to employee stock options issued	757,133	412,271	1,897,383
Expense related to stock options issued to non-employee	73,063	—	73,063
Expenses paid by issuance of common stock	82,250	—	1,076,048
Equity in loss of investee	—	—	178,936
Write-off of license agreement	—	—	152,866
Write-off of assets available for sale	108,000	—	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities , net of effect of acquisitions:
(Increase) decrease in prepaid and other assets	(334,436)	(257,174)	(941,273)
Increase (decrease) in accounts payable and accrued liabilities	473,989	603,435	1,171,114
Increase (decrease) in other long-term liabilities	62,429		62,429
Increase in sponsored research payable and license obligation	—	—	924,318

Net cash used in operating activities	(8,339,114)	(3,479,418)	(23,310,594)

Cash flows from investing activities:
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Purchases of property and equipment	(159,260)	(289,884)	(587,502)
Purchases of short-term investments	(7,009,262)	—	(7,009,262)
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired in acquisition of subsidiary	—	—	64,233
Issuance of note receivable — related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash used in investing activities	(7,168,522)	(289,884)	(7,147,738)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	4,200,993
Proceeds from sale of common stock	19,999,997	15,626,450	44,152,593
Proceeds from sale or exercise of warrants	3,062,862	27,353	3,474,452
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	(2,080,572)	(1,354,541)	(3,546,322)
Payments of notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718

Net cash provided by financing activities	20,982,287	14,299,262	48,965,246

Net increase in cash and cash equivalents	5,474,651	10,529,960	18,506,914
Cash and cash equivalents at beginning of period	13,032,263	4,226,397	—

Cash and cash equivalents at end of period	$18,506,914	$14,756,357	$18,506,914

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
1. Description of the Company
ADVENTRX Pharmaceuticals, Inc., a Delaware corporation, (the Company), is a biopharmaceutical research and development company focused on introducing new technologies for anticancer and antiviral treatments that improve the performance and safety of existing drugs by addressing significant problems such as drug metabolism, toxicity, bioavailability and resistance. The Company currently does not manufacture, market, sell or distribute any products. Pursuant to license agreements with University of Southern California National Institutes of Health and SD Pharmaceuticals, Inc. the Company has rights to drug candidates in varying stages of development.
On May 30, 2003, the Company merged its wholly owned subsidiary, Biokeys, Inc., into itself and changed the name of the Company from Biokeys Pharmaceuticals, Inc. to ADVENTRX Pharmaceuticals, Inc. The merger had no effect on the financial statements of the Company.
In July 2004, the Company formed a wholly owned subsidiary, ADVENTRX (Europe) Ltd., in the United Kingdom for the purpose of conducting drug trials in the European Union.
2. Unaudited interim financial statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005 and its results of operations and cash flows for the three and/or nine months ended September 30, 2005 and 2004 and for the period from inception (June 12, 1996) through September 30, 2005. Information included in the consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements of the Company as of December 31, 2004 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-KSB (the “10-KSB”) for the year ended December 31, 2004 that was previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.
The results of the Company’s operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations for the full year ending December 31, 2005.
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

Supplementary Cash Flow Information
Noncash investing and financing transactions excluded from the condensed statements of cash flows for the nine months ended September 30, 2005 and 2004 and for the period from inception (June 12, 1996) through September 30, 2005 are as follows:

			Inception
			(June 12, 1996)
	Nine months ended September 30,		through
	2005	2004	September 30, 2005
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	$—	$—	$1,213,988
Payment of operating expenses	258,500	—	1,482,781
Conversion of preferred stock	—	2,000	2,705
Acquisitions	—	—	14,617,603
Payment of dividends	—	—	213,000
Financial advisor services in conjunction with private placement	—	1,137,456	1,137,456
Settlement of claim	—	—	86,375
Acquisition of treasury stock in settlement of a claim	—	—	34,747
Assumptions of liabilities in acquisitions	—	—	1,009,567
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	130	465	3,872
Dividends accrued	—	—	621,040
Trade asset converted to available for sale asset	—	—	108,000
Dividends extinguished	—	72,800	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Unrealized loss on short-term investments	1,625	—	1,625
3. Net Loss Per Common Share
Net loss per common share is calculated according to Statement of Financial Accounting Standards No. 128, Earnings per Share, using the weighted average number of shares of common stock outstanding during the period.
The following potentially dilutive shares were not included in the computation of net loss per common share — diluted, as their effect would have been antidilutive due to the Company’s net losses as of September 30, 2005 and 2004:

	September 30, 2005	September 30, 2004
Warrants	19,668,012	11,154,964
Options	2,742,000	3,456,000

Total	22,410,012	14,610,964

4. Stock Compensation Plans
On May 24, 2005, at the Company’s annual meeting of stockholders, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2005 Employee Stock Purchase Plan. The 2005 Plan is intended to encourage ownership of shares of common stock by directors, officers, employees, consultants and advisors of the Company and its affiliates and to provide additional incentive for them to promote the success of the Company’s business through the grant of equity-based awards. The 2005 Plan permits the Company to issue options, share appreciation rights, restricted shares, restricted share units, performance awards, annual incentive awards and other share-based awards and cash-based awards. The maximum aggregate number of shares of common stock which may be issued pursuant to or subject to the foregoing types of awards granted under the 2005 Plan currently is 8,000,000. This maximum number is subject to an annual increase beginning on January 1, 2006 equal to the lesser of (i) one percent of the number of outstanding shares of common stock on such day, (ii) 750,000 and (iii) such other amount as the Company’s board of directors may specify. The 2005 Plan is intended to comply with applicable securities law requirements, permit performance-based awards that qualify for deductibility under Section 162(m) of the Internal Revenue Code and allow for the issuance of incentive stock options.
The Company applies Statement of Financial Accounting Standards No. 123 (revised) and related interpretations in accounting for employee stock-based compensation.
In July 2005, the Company granted 1,625,000 options to employees under the 2005 Plan under pre-existing option agreements. In addition in July 2005, the Company granted 1,103,000 new options to employees under the 2005 Plan. For purposes of Black-Scholes pricing model the following assumptions were used to estimate a fair value for these option grants: no dividend yield, expected volatility 81% to 90%, risk-free interest rates 3.30% to 4.74% and expected lives of 3 to 5 years. The Company cancelled 100,000 options in the nine months ended September 30, 2005 related to terminated employees.
In July 2005, the Company granted 114,000 options to consultants. These option grants were valued as of September 30, 2005 using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 90%, risk-free interest rate 4% and expected life of 3 or 5 years. The Company recognized $73,063 in compensation expense for these options in the three and nine months ended September 30, 2005.
The Company recognized compensation expense of $526,973 and $230,971 in the three months ended September 30, 2005 and 2004, respectively, and $757,132 and $412,271 in the nine months ended September 30, 2005 and 2004, respectively, related to the portion of employee stock options which vested in those periods.
5. Equity Transactions
In the nine months ended September 30, 2005, the Company’s warrant holders exercised warrants for an aggregate of 2,376,253 shares of common stock, with proceeds to the Company of $3,062,863.
On April 14, 2005, the Company issued 25,000 shares of common stock as partial payment for services rendered by a consulting firm. Those shares were recognized at fair market value as of the date of obligation and resulted in compensation expense of $23,500 in the first quarter of 2005, when the services were performed.
On July 13, 2005, the Company issued 100,000 shares of common stock pursuant to a consulting agreement entered into in January 2005. Those shares were recognized at fair market value as of the date of issuance and resulted in compensation expense of $58,750 in the third quarter of 2005.
On July 28, 2005 the Company issued 10,810,809 shares in conjunction with a private placement which resulted in net proceeds of $17,919,425. The Company also issued warrants to purchase 10,810,809 shares of common stock with this placement.
6. Commitments and Contingencies
Litigation
In the normal course of business, the Company may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Management is not aware of any pending or threatened lawsuit or preceding that would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Notwithstanding the foregoing, in March 2005, the Company received a letter from counsel to a former executive in which the former executive claimed that the Company constructively terminated him, discriminated against him on the basis of age and committed various torts against him. No settlement demand was specifically made by the former executive in this letter and the letter otherwise did not state any specific monetary damages that this former executive had purportedly sustained. The Company believes that these claims lack merit. In October 2005, the Company executed a binding settlement memorandum with this former executive to settle this dispute and currently expects to execute a fully-negotiated settlement agreement and release of claims in November 2005. In consideration of this settlement, the Company agreed to pay this former executive $180,000 and the parties agreed to execute a mutual release of claims. This settlement has been accrued for at September 30, 2005 and is included in accrued liabilities.

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
Overview
We are a biopharmaceutical research and development company focused on introducing new technologies for anticancer and antiviral treatments that improve the performance and safety of existing drugs by addressing significant problems such as drug metabolism, toxicity, bioavailability and resistance. We do not manufacture, market, sell or distribute any product. Pursuant to license agreements with University of Southern California, the National Institutes of Health and SD Pharmaceuticals, Inc., we have rights to drug candidates in varying stages of development. Our current drug candidates are CoFactor, ANX-530, Selone, Thiovir and BlockAide/CR. All of these drug candidates, other than ANX-530, are described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. ANX-530 is a novel emulsion formulation of vinorelbine tartrate. Vinorelbine is currently used as a monotherapy or in combination with other chemotherapeutic agents for the treatment of non-small-cell lung, breast, ovarian and other cancers. Severe phlebitis, an injection site reaction, is a known complication of standard vinorelbine therapy. In preclinical testing, ANX-530 demonstrated markedly reduced vein irritation following repeated intravenous injections compared with Navelbine, GlaxoSmithKline’s form of vinorelbine that the US Food and Drug Administration (the “FDA”) has approved for marketing. We currently plan to pursue a 505(b)(2) regulatory path for ANX-530. We have initiated discussions with the FDA for the clinical trial design and are preparing for a pre-Investigational New Drug (IND) meeting with the FDA scheduled for December 2005.
On May 30, 2003, we merged our wholly-owned subsidiary, Biokeys, Inc., into the Company and changed our name from Biokeys Pharmaceuticals, Inc. to ADVENTRX Pharmaceuticals, Inc. The merger had no effect on our financial statements.
In July 2004, we formed a wholly-owned subsidiary, ADVENTRX (Europe) Ltd., in the United Kingdom for the purpose of conducting drug trials in the European Union.
We have incurred net losses since our inception. As of September 30, 2005, our accumulated deficit was approximately $45 million. We expect to incur substantial and increasing losses for the next several years as we continue development and possible commercialization of new products.
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
Stock Compensation Plans. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). We currently recognize our option grants and associated expenses in accordance with SFAS 123R guidance.
Results of Operations
Three Months Ended Septmember 30, 2005
Research and Development Expenses. Total research and development expenses were $1.7 million for the three months ended September 30, 2005 compared to $984,000 for the comparable period in 2004, an increase of $737,000 or 75%. The quarter to quarter increase in research and development expenses was primarily related to an increase of $336,000 in clinical trial expenses for our Phase IIb clinical trials of CoFactor which commenced in May 2005. Other factors include an increase of $185,000 in headcount and personnel costs due to hiring related to expansion of our clinical operations, an increase of $149,000 in pre-clinical costs related to our drug candidates and an increase in consulting fees of $73,000. These increases were partially offset by individually minor items.
We currently expect that our research and development expenses will significantly increase from the level of expenses in the quarter ended September 30, 2005 as we ramp up our Phase III pivotal clinical trial of CoFactor for the treatment of metastatic colorectal cancer in the United States, and continue enrolling patients in our Phase IIb clinical trial of CoFactor for the treatment of metastatic colorectal cancer in Europe. The timing of the increase in expense will be directly related to the launch of the Phase III trial, and the amount of increase will be directly related to the success and speed of patient enrollment in the Phase IIb and Phase III trials.
General and Administrative Expenses. General and administrative expenses were $1.9 million for the three months ended September 30, 2005 compared to $1.2 million for the comparable period in 2004, an increase of $732,000 or 63%. The quarter to quarter increase in general and administrative expenses was due to a $58,000 compensation charge resulting from the issuance of shares of common stock pursuant to a consulting agreement, a one time charge of $204,000 to record the fair value and related expense for employee options granted in July 2005 with retroactive vesting dates, an increase in employee stock option expense of $92,000, a $73,000 expense for options issued to non-employees and a $180,000 accrual for a legal settlement which was executed in October of 2005. The remainder of the fluctuation in general and administrative expenses was caused by individually minor items. We currently expect our general and administrative expenses excluding non-recurring charges to continue at current levels through the fourth quarter as we continue evaluating, testing and documenting our system of internal controls over financial reporting and preparing to comply with Section 404 of the Sarbanes-Oxley Act of 2002.
Interest Income. Interest income for the three months ended September 30, 2005 was $159,000 compared to $28,000 of net interest income for the comparable period in 2004. The increase is attributable to higher invested balances from funds received in July 2005 from our most recent financing and from the exercise of warrants during the quarter and higher interest rate yield on these balances.
Nine Months Ended September 30, 2005
Research and Development Expenses. Total research and development expenses were $5.7 million for the nine months ended September 30, 2005 compared to $2.1 million for the comparable period in 2004, an increase of $3.6 million or 176%. The year over year increase in research and development expenses was primarily related to an increase of $2.6 million of clinical trial expenses for our Phase II and Phase IIb clinical trials of CoFactor, which commenced in May 2005. Other factors include an increase of $419,000 in headcount and personnel costs and an increase of $699,000 in preclinical costs related to our drug candidates . These increases were partially offset by individually minor items.
As stated above, we currently expect that our research and development expenses will significantly increase from the level of expenses in the nine months ended September 30, 2005 as we ramp up our Phase III pivotal clinical trial of CoFactor for the treatment of metastatic colorectal cancer in the United States, and continue enrolling patients in our Phase IIb clinical trial of CoFactor for the treatment of metastatic colorectal cancer in Europe.

General and Administrative Expenses. General and administrative expenses were $4.2 million for the nine months ended September 30, 2005 compared to $2.3 million for the comparable period in 2004, an increase of $1.8 million or 80%. The year over year increase in general and administrative expenses was primarily due to the following increases: $491,000 due to the hiring of additional personnel in the finance and marketing and business development departments, $58,000 due a compensation charge resulting from the issuance of shares of common stock pursuant to a consulting agreement, a one time charge of $204,000 to record the fair value and related expense for employee options granted in July 2005 with retroactive vesting dates, $141,000 in expense for employee options, $73,000 expense for options issued to non-employees, $217,000 in consulting expenses primarily due to SOX compliance efforts and a related systems implementation, $180,000 due to an accrual for a legal settlement which executed in October 2005, $150,000 in rent and facilities costs and $103,000 in legal fees. We expect that our general and administrative expenses will maintain these levels in the fourth quarter as we continue evaluating, testing and documenting of our system of internal controls over financial reporting and preparing to comply with Section 404 of the Sarbanes-Oxley Act of 2002 .
Interest Income. Interest income for the nine months ended September 30, 2005 was $262,000 compared to $45,000 of net interest income for the comparable period in 2004. This increase is primarily due to interest earned on funds received from our latest financing which closed in July 2005 and warrants exercised during this period and higher interest rate yield on these balances.
Liquidity and Capital Resources
As of September 30, 2005, our principal sources of liquidity were our cash and cash equivalents and short-term investments which totaled $25.5 million as compared to $13.0 million as of December 31, 2004. This increase is primarily due to the closing of a financing round in July 2005 which raised $17.9 million net of issuance costs and the exercise of warrants during this period pursuant to which we received $3.1 million. As of September 30, 2005 we held $18.5 million in cash and $7.0 million in short-term investments. As of September 30, 2005, our short-term investments consisted primarily of commercial paper and U.S. Govt Agencies.
Net cash used in operating activities was $8.3 million during the nine months ended September 30, 2005, compared with $3.5 million during the nine months ended September 30, 2004. The increase in net cash used in operating activities was due to increased funding for clinical trials, and our increased operating expenses as we added additional personnel in general and administrative functions to support our expanded research and development activities and business development activities.
Net cash used in investing activities was $7.2 million during the nine months ended September 30, 2005 compared with $290,000 during the nine months ended September 30, 2004. The increase in cash used for investing activities was caused primarily by the purchase of short-term investments with the proceeds of our financing round which closed in July 2005 and from the exercise of warrants during this period.
Net cash provided by financing activities was $21 million during the nine months ended September 30, 2005 compared with net cash provided by financing activities of $14.3 million during the nine months ended September 30, 2004. The cash flows from financing activities for the nine months ended September 30, 2005 were primarily proceeds from our sale of common stock in a private placement financing which closed in July 2005 and proceeds from the exercise of warrants. The cash flows from financing activities for the nine months ended September 30, 2004 were primarily due to the sale of common stock in a private placement financing which occurred in April 2004.
Our future capital uses and requirements depend on numerous forward-looking factors and cannot be budgeted with any reasonable certainty. These factors include but are not limited to the following:
•	the timing and results of our clinical trials;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical development activities;

•	our ability to establish and maintain strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the costs and timing of regulatory approvals;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities;

•	the success of the commercialization of our products; and

•	the extent to which we license, acquire or invest in other products, technologies and businesses.
To date, we have funded our operations primarily through the sale of equity securities. Through September 30, 2005, we had an accumulated deficit of approximately $45 million, with total additional paid-in capital of approximately $70 million. The $70 million of additional paid-in capital is comprised of $48 million in net proceeds from the sale of equity securities, plus non-cash equity issuances for acquisitions of $15 million, plus other non-cash equity transactions for operating expenses of $7 million. As a result of our private placement which closed on July 28, 2005, we believe that our existing cash and cash equivalents as of September 30, 2005 will be sufficient to meet our projected operating requirements through December 31, 2006.
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
     We have a substantial accumulated deficit.
     We had an accumulated deficit of $45 million as of September 30, 2005. Since we presently have no source of revenues and are committed to continuing our product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA or other regulatory agencies and successfully marketed. In addition, we fund our operations primarily through the sale of securities, and have had limited working capital for our product development and other activities. We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production.
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
     Our success will depend in large part on our ability and our licensors’ ability to (i) maintain license and patent protection with respect to their drug products, (ii) defend patents and licenses once obtained, (iii) maintain trade secrets, (iv) operate without infringing upon the patents and proprietary rights of others and (iv) obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the U.S. and in foreign countries. We have obtained licenses to patents and other proprietary rights from University of Southern California, the National Institutes of Health and SD Pharmaceuticals, Inc.
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
     The license agreements pursuant to which we license our core technologies for our potential drug products permit the licensors, respectively National Institutes of Health, the University of Southern California and SD Pharmaceuticals, Inc., to terminate the agreement under certain circumstances, such as the failure by us to use our reasonable best efforts to commercialize the subject drug or the occurrence of any other uncured material breach by us. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the technology licensed, and we are required to reimburse the licensor for the costs it incurs in performing these activities. The license agreements also require the payment of specified royalties. Any inability or failure to observe these terms or pay these costs or royalties could result in the termination of the applicable license agreement in certain cases. In the past, we have let lapse certain licenses for drug candidates when we determined that the expense and risk of continued development outweighed the likely benefits of that continued development. The termination of any license agreement could have a material adverse effect on us.

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
     We may be unable to retain skilled personnel and executives and maintain key relationships.
     The success of our business depends, in large part, on our ability to attract and retain highly qualified management, scientific and other personnel, and on our ability to develop and maintain important relationships with leading research institutions and consultants and advisors. Competition for these types of personnel and relationships is intense from numerous pharmaceutical and biotechnology companies, universities and other research institutions. We are currently dependent upon our scientific staff, which has a deep background in our drug candidates and the ongoing preclinical and clinical trials. Recruiting and retaining senior employees with relevant drug development experience in oncology and anti-viral therapeutics is costly and time-consuming. There can be no assurance that we will be able to attract and retain such individuals on an uninterrupted basis and on commercially acceptable terms, and the failure to do so could have a material adverse effect on us by significantly delaying one or more of our drug development programs. The loss of any of our senior executive officers, including our chief executive officer and chief financial officer, in particular, could have a material adverse effect on the company and the market for our common stock, particularly if such loss was abrupt or unexpected. All of our employees are employed on an at-will basis under offer letters. We do not have non-competition agreements with any of our employees.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act, beginning with our year ending December 31, 2005, we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of that fiscal year. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of September 30, 2005, our investments consisted mostly of cash, commercial paper and U.S. government debt. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures.
     Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, our disclosure controls and procedures were effective to ensure that management is alerted to material information required to be disclosed by us in the reports we file with the SEC and that such material information is recorded and reported within the time periods specified in the SEC’s rules and forms.
     As of July 1, 2005 we concluded our implementation of a new accounting system which corrected previously identified limitations that may not have allowed us to ensure that prior period financial information was not changed. In addition, we implemented a formal journal entry review and approval process effective July 1, 2005.
     We have engaged a consulting firm to assist us in assessing and structuring our internal controls and procedures for financial reporting in compliance with Section 404 under the Sarbanes-Oxley Act of 2002. Management has also implemented a formal review and documentation process based on current industry best-practices, and will continue to implement this throughout the remainder of the year. While we believe that these efforts will be successful and allow us to fully comply with the Section 404 of the Sarbanes-Oxley Act as of December 31, 2005, we cannot be certain of this. During the course of our compliance effort and related audit, other weaknesses could be identified and we may not have adequate time to remediate such weaknesses prior to December 31, 2005.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. We are not aware of any pending or threatened lawsuit or proceeding that would have a material adverse effect on our financial position, results of operations or cash flows. Notwithstanding the foregoing, in March 2005, we received a letter from counsel to a former executive in which the former executive claimed that we constructively terminated him, discriminated against him on the basis of age and committed various torts against him. No settlement demand was specifically made by the former executive in this letter and the letter otherwise did not state any specific monetary damages that this former executive has purportedly sustained. We believe that these claims lack merit. In October 2005, the Company executed a binding settlement memorandum with this former executive to settle this dispute and currently expects to execute a fully-negotiated settlement agreement and release of claims in November 2005. In consideration of this settlement, the Company agreed to pay this former executive $180,000 and the parties agreed to execute a mutual release of claims.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2005, we issued 1,189,403 shares of common stock to warrant holders in connection with their exercise of 34 outstanding warrants totaling 1,258,540 shares. We received gross proceeds of $1,721,459 upon exercise of these warrants. In addition, from October 1, 2005 through October 31, 2005, we issued 19,314 shares of common stock to one of our warrant holders in connection with their net exercise of outstanding warrants. We received no gross proceeds upon exercise of these warrants. Pursuant to the terms of an agreement we entered into with Burnham Hill Partners, a division of Pali Capital, Inc., in March 2004, we are obligated to pay a 4% cash commission on each cash exercise of warrants issued in a financing that we consummated in April 2004. In accordance with this obligation, we paid Burnham Hill Partners approximately $49,402 in connection with the exercises of warrants during the three months ended September 30, 2005, and we do not owe Burnham Hill Partners any commissions in connection with the exercises of warrants from October 1, 2005 through October 31, 2005. No other commission or other remuneration was paid or given directly or indirectly in connection with these warrant exercises. The issuances of shares of common stock upon exercise of these warrants were not registered under the Securities Act of 1933 in reliance upon Section 4(2) of such Act.
Item 6. Exhibits.
An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.
Date: November 14, 2005	By:	/s/ Evan M. Levine
Evan M. Levine
President and Chief Executive Officer (principal executive officer)

ADVENTRX Pharmaceuticals, Inc.
Date: November 14, 2005	By:	/s/ Carrie Carlander
Carrie Carlander
Chief Financial Officer, Vice President, Finance Secretary and Treasurer (principal financial officer)

Exhibit Index

Exhibit	Description
10.14	License Agreement, effective April 29, 2005, between the Company and SD Pharmaceuticals, Inc.*

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certifications

*	Confidential treatment has been requested for certain portions of this exhibit.