Form 10-Q/A
period 2005-09-30
ADVENTRX PHARMACEUTICALS INC
filed 2006-03-20
CIK 1160308

FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
ADVENTRX Pharmaceuticals, Inc. (the “Company” or “we”) is filing this amendment to amend Part I, Items 1 and 2 to (1) restate our financial statements and notes thereto to correct the accounting treatment under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), of an equity financing we closed in July 2005; (2) amend certain portions of the sections titled “Overview” and “Results of Operations” under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that did not adequately disclose the effect of the July 2005 financing in light of EITF 00-19; and (3) add two new risk factors to the section titled “Risk Factors” under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT
For the Period Ended September 30, 2005

		Page
PART I — FINANCIAL INFORMATION		3
Item 1	Condensed Consolidated Financial Statements	3
a.	Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3
b.	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 and for the period from inception (June 12, 1996) through September 30, 2005 (Unaudited)	4
c.	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) from Inception (June 12, 1996) through September 30, 2005 (Unaudited)	5
d.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 and for the period from inception (June 12, 1996) through September 30, 2005 (Unaudited)	9
e.	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
PART II — OTHER INFORMATION		23
Item 6	Exhibits	23
SIGNATURES		24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(unaudited) (restated)
Assets
Current assets:
Cash and cash equivalents	$18,506,914	$13,032,263
Accrued interest income	9,365	10,808
Prepaid expenses	537,400	115,144
Short-term investments	7,007,637
Other current assets	88,755	—
Assets available for sale	—	108,000

Total current assets	26,150,071	13,266,215
Property and equipment, net	348,142	285,304
Other assets	58,386	57,268

Total assets	$26,556,599	$13,608,787

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$417,309	$532,327
Accrued liabilities	1,088,272	628,754
Accrued salary and related taxes	186,804	57,315
Warrant liability	30,891,817	—

Total current liabilities	32,584,202	1,218,396
Long-term liabilities	62,429	—

Total liabilities	32,646,631	1,218,396

Commitments and contingencies	—	—
Temporary equity:
Common stock subject to continuing registration, $.001 par value; 10,810,809 shares issued and outstanding	—	—
Shareholders’ equity (deficit):
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued 56,335,489 shares in 2005 and 53,834,237 shares in 2004	67,147	53,835
Additional paid-in capital	51,691,743	47,553,497
Accumulated other comprehensive loss	(1,625)	—
Deficit accumulated during the development stage	(57,812,550)	(35,182,194)
Treasury stock, 23,165 shares at cost	(34,747)	(34,747)

Total shareholders’ equity (deficit)	(6,090,032)	12,390,391

Total liabilities and shareholders’ equity (deficit)	$26,556,599	$13,608,787

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(unaudited)

					Inception
					(June 12, 1996)
					through
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2005	2004	2005	2004	2005
	(restated)		(restated)		(restated)
Net sales	$—	$—	$—	$—	$174,830
Cost of goods sold	—	—	—	—	51,094

Gross margin	—	—	—	—	123,736
Grant revenue	—	—	—	—	129,733
Interest income	159,373	28,055	261,292	44,742	463,570

	159,373	28,055	261,292	44,742	717,039

Operating expenses:
Research and development	1,720,257	983,665	5,661,663	2,053,131	13,135,917
General and administrative	1,887,260	1,155,716	4,161,171	2,315,936	16,594,468
Depreciation and amortization	34,331	12,481	96,422	19,199	10,236,438
Impairment loss — write off of goodwill	—	—	—	—	5,702,130
Interest expense	—	—	—	—	179,090
Equity in loss of investee	—	—	—	—	178,936

Total operating expenses	3,641,848	2,151,862	9,919,256	4,388,266	46,026,979

Loss from operations	(3,482,475)	(2,123,807)	(9,657,964)	(4,343,524)	(45,309,940)
Loss on fair value of warrants	(12,972,392)	—	(12,972,392)	—	(12,972,392)

Loss before cumulative effect of change in accounting principle	(16,454,867)	(2,123,807)	(22,630,356)	(4,343,524)	(58,282,332)
Cumulative effect of change in accounting principle	—	—	—	—	(25,821)

Net loss	(16,454,867)	(2,123,807)	(22,630,356)	(4,343,524)	(58,308,153)
Preferred stock dividends	—	—	—	—	(621,240)

Net loss applicable to common stock	$(16,454,867)	$(2,123,807)	$(22,630,356)	$(4,343,524)	$(58,929,393)

Loss per common share - basic and diluted	$(.26)	$(.04)	$(.39)	$(.09)

Weighted average number of common shares outstanding - basic and diluted	63,255,407	53,811,072	57,346,039	49,715,980

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

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
Inception (June 12, 1996) through June 30, 2005
CONTINUED FROM PREVIOUS PAGE

	Cumulative		Cumulative		Cumulative						Deficit
	convertible		convertible		convertible					Accumulated	accumulated		Total
	preferred stock,		preferred stock,		preferred stock,				Additional	other	during the	Treasury	shareholders'
	series A		series B		series C		Common stock		paid-in	comprehensive	development	Stock,	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	stage	at cost	(deficit)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(242,400)	—	—	—	(242,400)
Repurchase of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of warrants	—	—	—	—	—	—	240,000	240	117,613	—	—	—	117,853
Cashless exercise of warrants	—	—	—	—	—	—	100,201	100	(100)	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	344,573	345	168,477	—	—	—	168,822
Sale of preferred stock at $1.50	—	—	200,000	2,000	—	—	—	—	298,000	—	—	—	300,000
Sale of preferred stock at $10.00	—	—	—	—	70,109	701	—	—	700,392	—	—	—	701,093
Conversion of preferred stock into common stock	(3,000)	(30)	—	—	—	—	1,800,000	1,800	(1,770)	—	—	—	—
Preferred stock dividends forgiven	—	—	—	—	—	—	—	—	335,440	—	—	—	335,440
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	163,109	—	—	—	163,109
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	6,292	6	12,263	—	—	—	12,269
Issuance of preferred stock to pay operating expenses	136	1	—	—	—	—	—	—	6,000	—	—	—	6,001
Issuance of stock options to employees	—	—	—	—	—	—	—	—	329,296	—	—	—	329,296
Net loss	—	—	—	—	—	—	—	—	—	—	(2,105,727)	—	(2,105,727)

Balances at December 31, 2002	473	4	200,000	2,000	70,109	701	17,496,257	17,496	25,276,138	—	(26,149,069)	—	(852,730)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(37,840)	—	—	—	(37,840)
Conversion of Series C preferred stock into common stock	—	—	—	—	(70,109)	(701)	14,021,860	14,022	(13,321)	—	—	—	—
Issuance of common stock to pay interest on Bridge Notes	—	—	—	—	—	—	165,830	165	53,326	—	—	—	53,491
Sale of common stock at $0.40 per share, net of issuance costs	—	—	—	—	—	—	6,640,737	6,676	2,590,656	—	—	—	2,597,332
Sale of common stock at $1.00 per share, net of issuance costs	—	—	—	—	—	—	3,701,733	3,668	3,989,181	—	—	—	3,992,849
Exchange of warrants	—	—	—	—	—	—	235,291	235	49,486	—	—	—	49,721
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	230,000	230	206,569	—	—	—	206,799
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	156,735	—	—	—	156,735
Issuance of stock options to employees	—	—	—	—	—	—	—	—	286,033	—	—	—	286,033
Net loss	—	—	—	—	—	—	—	—	—	—	(2,332,077)	—	(2,332,077)

	Cumulative		Cumulative		Cumulative						Deficit
	convertible		convertible		convertible					Accumulated	accumulated		Total
	preferred stock,		preferred stock,		preferred stock,				Additional	Other	during the	Treasury	shareholders'
	series A		series B		series C		Common stock		paid-in	Comprehensive	development	Stock,	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Loss	stage	at cost	(deficit)
Balances at December 31, 2003	473	4	200,000	2,000	—	—	42,491,708	42,492	32,556,963	—	(28,481,146)	—	4,120,313
Extinguishment of dividends payable on preferred stock	—	—	—	—	—	—	—	—	72,800	—	—	—	72,800
Conversion of Series A cumulative preferred stock	(473)	(4)	—	—	—	—	236,500	236	(232)	—	—	—	—
Conversion of Series B preferred stock	—	—	(200,000)	(2,000)	—	—	200,000	200	1,800	—	—	—	—
Cashless exercise of warrants							464,573	465	(465)	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	23,832	23	27,330	—	—	—	27,353
Issuance of warrants in settlement of a claim	—	—	—	—	—	—	—	—	86,375	—	—	—	86,375
Sale of common stock at $1.50 per share	—	—	—	—	—	—	10,417,624	10,419	15,616,031	—	—	—	15,626,450
Payment of financing and offering costs	—	—	—	—	—	—	—	—	(1,366,774)	—	—	—	(1,366,774)
Issuance of stock options to employees	—	—	—	—	—	—	—	—	524,922	—	—	—	524,922
Acquisition of treasury stock	—	—	—	—	—	—	—	—	34,747	—	—	(34,747)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(6,701,048)	—	(6,701,048)

Balances at December 31, 2004	—	—	—	—	—	—	53,834,237	53,835	47,553,497	—	(35,182,194)	(34,747)	12,390,391
Comprehensive income:
Net Loss	—	—	—	—	—	—	—	—	—	—	(22,630,356)	—	(22,630,356)
Effect of change in fair value of available for sale securities	—	—	—	—	—	—	—	—	—	(1,625)	—	—	(1,625)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(22,631,981)

Par value of shares issued in conjunction with mezzanine financing	—	—	—	—	—	—	10,810,809	10,811	(10,811)	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	2,376,252	2,376	3,060,486	—	—	—	3,062,862
Issuance of stock options to employees	—	—	—	—	—	—	—	—	757,133	—	—	—	757,133
Issuance of stock options to non-employee	—	—	—	—	—	—	—	—	73,063	—	—	—	73,063
Issuance of stock to vendor	—	—	—	—	—	—	125,000	125	258,375	—	—	—	258,500

Balances at September 30, 2005 (unaudited)(restated)	—	$—	—	$—	—	$—	67,146,398	$67,147	$51,691,743	$(1,625)	$(57,812,550)	$(34,747)	$(6,090,032)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			Inception
			(June 12, 1996)
			through
	Nine months ended September 30,		September 30,
	2005	2004	2005
	(restated)		(restated)
Cash flows from operating activities:
Net loss	$(22,630,356)	$(4,343,524)	$(58,308,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,422	19,199	9,786,438
Fair value of warrant liability	12,972,392	—	12,972,392
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write-off of goodwill	—	—	5,702,130
Expenses paid by warrants	—	86,375	573,357
Expenses paid by preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Expenses related to employee stock options issued	757,133	412,271	1,897,383
Expense related to stock options issued to non-employee	73,063	—	73,063
Expenses paid by issuance of common stock	82,250	—	1,076,048
Equity in loss of investee	—	—	178,936
Write-off of license agreement	—	—	152,866
Write-off of assets available for sale	108,000	—	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities , net of effect of acquisitions:
(Increase) decrease in prepaid and other assets	(334,436)	(257,174)	(941,273)
Increase (decrease) in accounts payable and accrued liabilities	473,989	603,435	1,171,114
Increase (decrease) in other long-term liabilities	62,429		62,429
Increase in sponsored research payable and license obligation	—	—	924,318

Net cash used in operating activities	(8,339,114)	(3,479,418)	(23,310,594)

Cash flows from investing activities:
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Purchases of property and equipment	(159,260)	(289,884)	(587,502)
Purchases of short-term investments	(7,009,262)	—	(7,009,262)
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired in acquisition of subsidiary	—	—	64,233
Issuance of note receivable — related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash used in investing activities	(7,168,522)	(289,884)	(7,147,738)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	4,200,993
Proceeds from sale of common stock	19,999,997	15,626,450	44,152,593
Proceeds from sale or exercise of warrants	3,062,862	27,353	3,474,452
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	(2,080,572)	(1,354,541)	(3,546,322)
Payments of notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718

Net cash provided by financing activities	20,982,287	14,299,262	48,965,246

Net increase in cash and cash equivalents	5,474,651	10,529,960	18,506,914
Cash and cash equivalents at beginning of period	13,032,263	4,226,397	—

Cash and cash equivalents at end of period	$18,506,914	$14,756,357	$18,506,914

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
5. Financing Activities
On July 21, 2005, the Company entered into a Securities Purchase Agreement with Icahn Partners LP, Icahn Partners Master Fund LP, High River Limited Partnership, Viking Global Equities LP, VGE III Portfolio Ltd., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd. and the Royal Bank of Canada for the sale of 10,810,809 shares of Common Stock at a purchase price of $1.85 per share for aggregate gross proceeds of $19,999,996.65, and the issuance of 7-year warrants to purchase 10,810,809 shares of Common Stock at an exercise price of $2.26 per share. The Company received net proceeds of $18,116,751 as of July 21, 2005. The private placement consisted of accredited institutional investors.
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
In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the terms of the warrants and the transaction documents, the fair value of the warrants was accounted for as a liability, with an offsetting reduction to additional paid-in capital at the closing date (July 21, 2005). At the end of each reporting period, the value of the warrants will be remeasured based on the fair market value of the underlying shares, and changes to the warrant liability and related gain or loss will be made appropriately. The warrant liability will be reclassified to equity when the registration statement is no longer subject to risk for Maintenance Failures.
The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free (10-year Treasury yield) interest rate of 4.39%; the contractual life of 7 years and volatility of 90%. The fair value of the warrants was estimated to be $19,439,185 on the closing date of the transaction. The difference between the fair value of the warrants of $19,439,185 and the gross proceeds from the offering was classified as “Loss on fair value of warrants” in the Company’s statement of operations, and included in “Warrant liability” on the Company’s balance sheet. The fair value of the warrants was then re-measured at September 30, 2005 and estimated to be $30,891,817 with the increase in fair value due to the increase in the market value of the Company’s common stock. The increase in fair value of the warrants of $11,452,632 from the transaction date to September 30, 2005 was recorded as “Loss on fair value of warrants” in the Company’s statement of operations, and included in “Warrant liability” on the Company’s’ balance sheet.
The Company paid the placement agents $1,600,000 in cash as fees for services performed in conjunction with the private placement. The Company also incurred $283,246 in other legal and accounting fees.
The adjustments required by EITF Issue No. 00-19 were triggered by the terms of the Company’s agreements for the private placement it completed in July 2005, specifically related to the potential penalties if the Company did not timely register the common stock underlying the warrants issued in the transaction, and remain effective during the registration period. The adjustments for EITF Issue No. 00-19 had no impact on the Company’s cash flow, or day to day business operations.
The Company intends to utilize the net proceeds of $18,313,751 to fund pivotal clinical trials for its various compounds, and meet working capital needs through December 31, 2005.
6. Equity Transactions
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
7. Commitments and Contingencies
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
8. Restatement
On March 15, 2006, the management of the Company determined that an interpretation of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” would affect our accounting treatment of an equity financing that we consummated on July 27, 2005 and determined, after consultation with the independent registered public accounting firm J.H. Cohn LLP, which is the auditor of our financial statements, that we would restate our financial statements for the quarter ended September 30, 2005 included in our Quarterly Report on Form 10-Q.
The restated condensed consolidated financial statements accompanying these notes reflect the effects of change in accounting treatment of an equity financing that we consummated on July 27, 2005. These financial statements will be part of a Form 10-Q/A to amend our previously filed Form 10-Q for the period ended September 30, 2005 to reflect the following changes:

Financial statement and associated account	Form 10-Q	Form 10-Q/A

Condensed Consolidated Balance Sheets
Warrant liability	$0	$30,891,817
Total liabilities	$1,692,385	$32,584,202
Additional paid in capital	$69,611,168	$51,691,743
Deficit accumulated during development stage	$44,840,158	$57,812,550
Total shareholders’ equity (deficit)	$24,801,785	$(6,090,032)

Condensed Consolidated Statements of Operations
Increase in fair value of warrants	$0	$12,972,372
Net loss	$(3,482,475)	$(16,454,867)
Loss per common share	$(0.06)	$(0.41)

Condensed Consolidated Statements of Cash Flows
Fair value of warrant liability	$0	$12,972,392

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
We have incurred net losses since our inception. As of September 30, 2005, our accumulated deficit was approximately $58 million. We expect to incur substantial and increasing losses for the next several years as we continue development and possible commercialization of new products.
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
Revaluation of Warrants and Related Loss. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the terms of the warrants and the transaction documents, the fair value of the warrants related to the July 2005 financing was accounted for as a liability of $19,439,185, with an offsetting reduction to additional paid-in capital at the closing date of $17,919,425 and an additional increase in fair value of warrants of $1,519,760. At September 30, 2005, the value of the warrants was remeasured and based on the fair market value at September 30, 2005, an $11,452,632 change to the warrant liability and related loss were made appropriately. The warrant liability will be reclassified to equity when the registration statement is no longer subject to risk for Maintenance Failures.
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
Revaluation of Warrants and Related Loss. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the terms of the warrants and the transaction documents, the fair value of the warrants related to the July 2005 financing was accounted for as a liability of $19,439,185, with an offsetting reduction to additional paid-in capital at the closing date of $17,919,425 and an additional increase in fair value of warrants of $1,519,760. At September 30, 2005, the value of the warrants was remeasured and based on the fair market value at September 30, 2005, an $11,452,632 change to the warrant liability and related loss were made appropriately. The warrant liability will be reclassified to equity when the registration statement is no longer subject to risk for Maintenance Failures.
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
To date, we have funded our operations primarily through the sale of equity securities. Through September 30, 2005, we had an accumulated deficit of approximately $58 million, with total additional paid-in capital of approximately $52 million. The $52 million of additional paid-in capital is comprised of $30 million in net proceeds from the sale of equity securities, plus non-cash equity issuances for acquisitions of $15 million, plus other non-cash equity transactions for operating expenses of $7 million. We also closed a private placement in July 2005 which provided us with approximately $18 million in net proceeds. As a result, we believe that our existing cash and cash equivalents as of September 30, 2005 will be sufficient to meet our projected operating requirements through December 31, 2006.
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
     We had an accumulated deficit of $58 million as of September 30, 2005. Since we presently have no source of revenues and are committed to continuing our product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA or other regulatory agencies and successfully marketed. In addition, we fund our operations primarily through the sale of securities, and have had limited working capital for our product development and other activities. We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production.
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
     Our common stock is quoted on the American Stock Exchange. To continue to be listed, we are required to maintain shareholders equity of $6,000,000 among other requirements. We do not satisfy that requirement as of September 30, 2005. The American Stock Exchange may consider delisting our Common Stock and suspend trading in the common stock in which case the Stock would likely trade in the over-the-counter market in the so-called “pink sheets” or, if available, the “OTC Bulletin Board Service.” As a result, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of, our shares. Our ability to raise capital would most likely also be impaired due to our ineligibility to file resale registration statements under the Securities Act.
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

PART II. OTHER INFORMATION
Item 6. Exhibits.
An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.
Date: March 20, 2006	By:	/s/ Evan M. Levine
Evan M. Levine
President and Chief Executive Officer (principal executive officer)

ADVENTRX Pharmaceuticals, Inc.
Date: March 20, 2006	By:	/s/ Carrie Carlander
Carrie Carlander
Chief Financial Officer, Senior Vice President, Finance, Secretary and Treasurer (principal financial officer)

Exhibit Index

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certifications