Form 10-Q
period 2006-03-31
ADVENTRX PHARMACEUTICALS INC
filed 2006-05-10
CIK 1160308

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $.001 par value, as of May 3, 2006 was 71,649,833.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT
For the Period Ended March 31, 2006

Page
PART I — FINANCIAL INFORMATION	3

Item 1 Condensed Consolidated Financial Statements	3

a. Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005	3

b. Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 and for the period from inception (June 12, 1996) through March 31, 2006 (Unaudited)	4

c. Condensed Consolidated Statement of Stockholders’ Equity (Deficit) from Inception (June 12, 1996) through March 31, 2006 (Unaudited)	5

d. Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and for the period from inception (June 12, 1996) through March 31, 2006 (Unaudited)	9

e. Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 Quantitative and Qualitative Disclosures About Market Risk	26

Item 4 Controls and Procedures	27

PART II — OTHER INFORMATION	28

Item 1 Legal Proceedings	28

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6 Exhibits	28

SIGNATURES	29
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,819,293	$14,634,618
Accrued interest income	13,773	10,214
Prepaid expenses	291,052	255,802
Short-term investments	5,194,703	7,958,458

Total current assets	22,318,821	22,859,092
Property and equipment, net	389,102	407,544
Other assets	335,554	355,137

Total assets	$23,043,477	$23,621,773

Liabilities and Shareholders’ Deficiency
Current liabilities:
Accounts payable	$694,363	$593,228
Accrued liabilities	1,276,202	930,274
Accrued salary and related taxes	237,868	173,398
Warrant liability	46,723,476	29,696,411

Total current liabilities	48,931,909	31,393,311
Long-term liabilities	57,078	57,078

Total liabilities	48,988,987	31,450,389

Commitments and contingencies
Temporary equity:
Common stock subject to continuing registration, $.001 par value; 10,810,809 shares issued and outstanding in 2006 and 2005, respectively	—	—
Shareholders’ deficiency:
Common stock, $0.001 par value. Authorized 200,000,000 shares; issued 58,317,667 shares in 2006 and 56,529,388 shares in 2005	69,152	67,364
Additional paid-in capital	55,034,292	52,105,329
Accumulated other comprehensive loss	(2,686)	(1,722)
Deficit accumulated during the development stage	(81,011,521)	(59,964,840)
Treasury stock, 23,165 shares at cost	(34,747)	(34,747)

Total shareholders’ deficiency	(25,945,510)	(7,828,616)

Total liabilities and shareholders’ deficiency	$23,043,477	$23,621,773

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(unaudited)

			Inception
			(June 12, 1996)
			through
	Three months ended March 31,		March 31,
	2006	2005	2006
Net sales	$—	$—	$174,830
Cost of goods sold	—	—	51,094

Gross margin	—	—	123,736
Grant revenue	—	—	129,733
Interest income	236,527	37,322	934,864

	236,527	37,322	1,188,333

Operating expenses:
Research and development	2,483,858	1,704,797	18,640,610
General and administrative	1,735,172	1,150,033	19,069,471
Depreciation and amortization	37,113	27,126	10,292,674
Impairment loss — write off of goodwill	—	—	5,702,130
Interest expense	—	300	179,090
Equity in loss of investee	—	—	178,936

Total operating expenses	4,256,143	2,882,256	54,062,911

Loss from operations	(4,019,616)	(2,844,934)	(52,874,578)
Gain (loss) on fair value of warrants	(17,027,065)	—	(28,606,725)

Loss before cumulative effect of change in accounting principle	(21,046,681)	(2,844,934)	(81,481,303)
Cumulative effect of change in accounting principle	—	—	(25,821)

Net loss	(21,046,681)	(2,844,934)	(81,507,124)
Preferred stock dividends	—	—	(621,240)

Net loss applicable to common stock	$(21,046,681)	$(2,844,934)	$(82,128,364)

Loss per common share — basic and diluted	$(.31)	$(.05)

Weighted average number of common shares outstanding — basic and diluted	67,976,352	53,967,933

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
Inception (June 12, 1996) through March 31, 2006

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

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
Inception (June 12, 1996) through March 31, 2006
CONTINUED FROM PREVIOUS PAGE

	Cumulative		Cumulative		Cumulative						Deficit
	convertible		convertible		convertible					Accumulated	accumulated		Total
	preferred stock,		preferred stock,		preferred stock,				Additional	other	during the	Treasury	shareholders’
	series A		series B		series C		Common stock		paid-in	comprehensive	development	Stock,	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	stage	at cost	(deficit)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(242,400)	—	—	—	(242,400)
Repurchase of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of warrants	—	—	—	—	—	—	240,000	240	117,613	—	—	—	117,853
Cashless exercise of warrants	—	—	—	—	—	—	100,201	100	(100)	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	344,573	345	168,477	—	—	—	168,822
Sale of preferred stock at $1.50	—	—	200,000	2,000	—	—	—	—	298,000	—	—	—	300,000
Sale of preferred stock at $10.00	—	—	—	—	70,109	701	—	—	700,392	—	—	—	701,093
Conversion of preferred stock into common stock	(3,000)	(30)	—	—	—	—	1,800,000	1,800	(1,770)	—	—	—	—
Preferred stock dividends forgiven	—	—	—	—	—	—	—	—	335,440	—	—	—	335,440
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	163,109	—	—	—	163,109
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	6,292	6	12,263	—	—	—	12,269
Issuance of preferred stock to pay operating expenses	136	1	—	—	—	—	—	—	6,000	—	—	—	6,001
Issuance of stock options to employees	—	—	—	—	—	—	—	—	329,296	—	—	—	329,296
Net loss	—	—	—	—	—	—	—	—	—	—	(2,105,727)	—	(2,105,727)

Balances at December 31, 2002	473	4	200,000	2,000	70,109	701	17,496,257	17,496	25,276,138	—	(26,149,069)	—	(852,730)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(37,840)	—	—	—	(37,840)
Conversion of Series C preferred stock into common stock	—	—	—	—	(70,109)	(701)	14,021,860	14,022	(13,321)	—	—	—	—
Issuance of common stock to pay interest on Bridge Notes	—	—	—	—	—	—	165,830	165	53,326	—	—	—	53,491
Sale of common stock at $0.40 per share, net of issuance costs	—	—	—	—	—	—	6,640,737	6,676	2,590,656	—	—	—	2,597,332
Sale of common stock at $1.00 per share, net of issuance costs	—	—	—	—	—	—	3,701,733	3,668	3,989,181	—	—	—	3,992,849
Exchange of warrants	—	—	—	—	—	—	235,291	235	49,486	—	—	—	49,721
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	230,000	230	206,569	—	—	—	206,799
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	156,735	—	—	—	156,735
Issuance of stock options to employees	—	—	—	—	—	—	—	—	286,033	—	—	—	286,033
Net loss	—	—	—	—	—	—	—	—	—	—	(2,332,077)	—	(2,332,077)

	Cumulative		Cumulative		Cumulative						Deficit
	convertible		convertible		convertible					Accumulated	accumulated		Total
	preferred stock,		preferred stock,		preferred stock,				Additional	Other	during the	Treasury	shareholders’
	series A		series B		series C		Common stock		paid-in	Comprehensive	development	Stock,	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Loss	stage	at cost	(deficit)
Balances at December 31, 2003	473	4	200,000	2,000	—	—	42,491,708	42,492	32,556,963	—	(28,481,146)	—	4,120,313
Extinguishment of dividends payable on preferred stock	—	—	—	—	—	—	—	—	72,800	—	—	—	72,800
Conversion of Series A cumulative preferred stock	(473)	(4)	—	—	—	—	236,500	236	(232)	—	—	—	—
Conversion of Series B preferred stock	—	—	(200,000)	(2,000)	—	—	200,000	200	1,800	—	—	—	—
Cashless exercise of warrants							464,573	465	(465)	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	23,832	23	27,330	—	—	—	27,353
Issuance of warrants in settlement of a claim	—	—	—	—	—	—	—	—	86,375	—	—	—	86,375
Sale of common stock at $1.50 per share	—	—	—	—	—	—	10,417,624	10,419	15,616,031	—	—	—	15,626,450
Payment of financing and offering costs	—	—	—	—	—	—	—	—	(1,366,774)	—	—	—	(1,366,774)
Issuance of stock options to employees	—	—	—	—	—	—	—	—	524,922	—	—	—	524,922
Acquisition of treasury stock	—	—	—	—	—	—	—	—	34,747	—	—	(34,747)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(6,701,048)	—	(6,701,048)

Balances at December 31, 2004	—	—	—	—	—	—	53,834,237	53,835	47,553,497	—	(35,182,194)	(34,747)	12,390,391
Comprehensive income:
Net Loss	—	—	—	—	—	—	—	—	—	—	(24,782,646)	—	(24,782,646)
Effect of change in fair value of available for sale securities	—	—	—	—	—	—	—	—	—	(1,722)	—	—	(1,722)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(24,784,368)

Par value of shares issued in conjunction with mezzanine financing	—	—	—	—	—	—	10,810,809	10,811	(10,811)	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	2,408,316	2,408	3,071,030	—	—	—	3,073,438
Exercise of stock options	—	—	—	—	—	—	185,000	185	144,815	—	—	—	145,000
Issuance of stock options to employees	—	—	—	—	—	—	—	—	994,874	—	—	—	994,874
Issuance of stock options to non-employee	—	—	—	—	—	—	—	—	93,549	—	—	—	93,549
Issuance of common stock to vendor	—	—	—	—	—	—	125,000	125	258,375	—	—	—	258,500

Balances at December 31, 2005	—	—	—	—	—	—	67,363,362	67,364	52,105,329	(1,722)	(59,964,840)	(34,747)	(7,828,616)
Comprehensive income:
Net Loss	—	—	—	—	—	—	—	—	—	—	(21,046,681)	—	(21,046,681)
Effect of change in fair value of available for sale securities	—	—	—	—	—	—	—	—	—	(964)	—	—	(964)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(21,047,645)

Exercise of warrants, net of financing costs	—	—	—	—	—	—	1,781,279	1,781	2,359,799	—	—	—	2,361,580
Issuance of restricted stock to non-employees	—	—	—	—	—	—	7,000	7	30,163	—	—	—	30,170
Issuance of stock options to employees	—	—	—	—	—	—	—	—	444,655	—	—	—	444,655
Issuance of stock options to non-employee	—	—	—	—	—	—	—	—	94,346	—	—	—	94,346

Balances at March 31, 2006 (unaudited)	—	$—	—	$—	—	$—	69,151,641	$69,152	$55,034,292	$(2,686)	$(81,011,521)	$(34,747)	$(25,945,510)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			Inception
			(June 12, 1996)
			through
	Three months ended March 31,		March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(21,046,681)	$(2,844,934)	$(81,507,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,113	27,126	9,842,674
Fair value of warrant liability	17,027,065	—	28,606,725
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write-off of goodwill	—	—	5,702,130
Expenses paid by warrants	—	—	573,357
Expenses paid by preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Expenses related to employee stock options issued	444,655	129,226	2,579,780
Expense related to stock options issued to non-employee	94,346	—	187,895
Expenses paid by issuance of common stock	58,750	—	978,131
Expenses paid by issuance of restricted stock	30,170	—	30,170
Equity in loss of investee	—	—	178,936
Write-off of license agreement	—	—	152,866
Write-off of assets available for sale	—	108,000	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Accretion of a discount	(68,209)	—	(180,169)
Changes in assets and liabilities , net of effect of acquisitions:
(Increase) decrease in prepaid and other assets	(77,976)	47,935	(789,830)
Increase (decrease) in accounts payable and accrued liabilities	511,533	(56,884)	1,687,162
Increase (decrease) in other long-term liabilities	—	—	57,078
Increase in sponsored research payable and license obligation	—	—	924,318

Net cash used in operating activities	(2,989,234)	(2,589,531)	(29,607,543)

Cash flows from investing activities:
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Purchases of property and equipment	(18,671)	(32,304)	(684,698)
Purchases of short-term investments	(3,874,000)	—	(16,997,220)
Proceeds from sales of short-term investments	6,705,000	—	11,980,000
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired in acquisition of subsidiary	—	—	64,233
Issuance of note receivable — related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by (used in) investing activities	2,812,329	(32,304)	(5,252,892)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	4,200,993
Proceeds from sale of common stock	—	—	44,152,593
Proceeds from exercise of stock options	—	—	145,000
Proceeds from sale or exercise of warrants	2,425,200	122,250	5,910,228
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	(63,620)	—	(3,412,616)
Payments of notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718

Net cash provided by financing activities	2,361,580	122,250	51,679,728

Net increase (decrease) in cash and cash equivalents	2,184,675	(2,499,585)	16,819,293
Cash and cash equivalents at beginning of period	14,634,618	13,032,263	—

Cash and cash equivalents at end of period	$16,819,293	$10,532,678	$16,819,293

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
1. Description of the Company
ADVENTRX Pharmaceuticals, Inc., a Delaware corporation, (the Company), is a biopharmaceutical research and development company focused on introducing new technologies for anticancer and antiviral treatments that surpass the performance and safety of existing drugs by addressing significant problems such as drug metabolism, toxicity, bioavailability and resistance. The Company currently does not manufacture, market, sell or distribute any products. Pursuant to license agreements with University of Southern California (USC) and SD Pharmaceuticals, Inc. the Company has rights to drug candidates in varying stages of development.
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
On April 26, 2006 the Company closed its previously announced merger agreement with SD Pharmaceuticals, Inc. and issued approximately 2,100,000 shares of common stock as the merger consideration. The merger resulted in the acquisition of drug candidates owned by SD Pharmaceuticals, Inc. that were formerly under license as well as additional drug candidates.
2. Unaudited interim financial statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006 and its results of operations and cash flows for the three months ended March 31, 2006 and 2005 and for the period from inception (June 12, 1996) through March 31, 2006. Information included in the consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements of the Company as of December 31, 2005 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K (the “10-K”) for the year ended December 31, 2005 that was previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-K.
The results of the Company’s operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations for the full year ending December 31, 2006.
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

Supplementary Cash Flow Information
Noncash investing and financing transactions excluded from the condensed statements of cash flows for the three months ended March 31, 2006 and 2005 and for the period from inception (June 12, 1996) through March 31, 2006 are as follows:

			Inception
			(June 12, 1996)
	Three months ended March 31,		through
	2006	2005	March 31, 2006
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	$—	$—	$1,213,988
Payment of operating expenses		—	1,482,781
Conversion of preferred stock	—	—	2,705
Acquisitions	—	—	14,617,603
Payment of dividends	—	—	213,000

Financial advisor services in conjunction with private placement	—		1,137,456
Settlement of claim	—	—	86,375
Acquisition of treasury stock in settlement of a claim	—	—	34,747
Assumptions of liabilities in acquisitions	—	—	1,009,567
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	13	—	3,905
Dividends accrued	—	—	621,040
Trade asset converted to available for sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Unrealized loss on short-term investments	964	—	2,686
3. Net Loss Per Common Share
Net loss per common share is calculated according to Statement of Financial Accounting Standards No. 128, Earnings per Share, using the weighted average number of shares of common stock outstanding during the period.
The following potentially dilutive shares were not included in the computation of net loss per common share — diluted, as their effect would have been antidilutive due to the Company’s net losses for the three months ended March 31, 2006 and 2005:

	2006	2005
Warrants	17,737,100	10,956,096
Options	3,113,000	1,625,000

Total	20,850,100	12,581,096

4. Stock Compensation Plans
On May 24, 2005, at the Company’s annual meeting of stockholders, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2005 Employee Stock Purchase Plan. The 2005 Plan is intended to encourage ownership of shares of common stock by directors, officers, employees, consultants and advisors of the Company and its affiliates and to provide additional incentive for them to promote the success of the Company’s business through the grant of equity-based awards. The 2005 Plan permits the Company to issue options, share appreciation rights, restricted shares, restricted share units, performance awards, annual incentive awards and other share-based awards and cash-based awards. The maximum aggregate number of shares of common stock which may be issued pursuant to or subject to the foregoing types of awards granted under the 2005 Plan currently is 6,673,634. This maximum number is subject to an annual increase equal to the lesser of (i) one percent of the number of outstanding shares of common stock on such day, (ii) 750,000 or (iii) such other amount as the Company’s board of directors may specify. The 2005 Plan is intended to comply with applicable securities law requirements, permit performance-based awards that qualify for deductibility under Section 162(m) of the Internal Revenue Code and allow for the issuance of incentive stock options.

In July 2005, the Company granted options to acquire 1,625,000 shares of common stock to employees under the 2005 Plan under pre-existing option agreements. In addition, in July 2005, the Company granted new options to acquire 1,103,000 shares of common stock to employees under the 2005 Plan. In December 2005, the exercise prices on 743,000 of the 1,103,000 options were increased to equal the fair market value of Common Stock on the date of grant in July 2005. In addition, the exercise prices on 730,000 of the pre-existing options were increased to equal the fair market value of Common Stock on the original grant dates. The increase in the strike price of these options resulted in a modification to these options and as such the fair value of the effected options was re-measured as of December 23, 2005.
Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years; however, certain provisions in the Company’s equity compensation plans provide for shorter vesting periods under certain circumstances.
The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense. SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to the Company’s net loss position, no tax benefits have been recognized in the cash flow statement.
The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2006 and 2005:

	March 31,
	2006	2005
Risk-free interest rate	4.14 -4.52%	3.69-4.32%
Dividend yield	0.0%	0.0%
Volatility	90%	90%
Expected Life	5 years	5 years
The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The expected volatility is based on the historical volatility of the Company’s stock. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. The computation of the expected option term is based on expectations regarding future exercises of options which generally vest over 4 years and have a 10 year life.
     As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 3% in the first quarter of fiscal 2006 based on industry data. For fiscal periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred, as allowed under SFAS 123.
The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each option granted during the three months ended March 31, 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $3.34 per option.
     A summary of the status of the Company’s stock option plans as of March 31, 2006 and of changes in options outstanding under the plans during the three months ended March 31, 2006 is as follows :

	Number of	Weighted Average
	Shares	Price Per Share
Outstanding at January 1, 2006	2,457,000	$1.45
Granted	656,000	4.68
Exercised	—
Terminated	—

Outstanding at March 31, 2006	3,113,000	$2.13

Options exercisable at March 31, 2006	1,774,500	$1.15

For the three months ended March 31, 2006 and 2005, share-based compensation expense related to stock options was $444,655 and $129,226, respectively. As of March 31, 2006, there was approximately $3.2 million of unamortized compensation cost related to unvested stock option awards, which is presently expected to be recognized over a remaining weighted average period of approximately 2 years.
The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006 was approximately $8.8 million and $6.7 million, respectively.
In July 2005, the Company granted 114,000 options to consultants. These option grants were valued as of March 31, 2006 using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 90%, risk-free interest rate 4.5% and expected life of 3 or 4 years. The Company recognized $94,346 in compensation expense for these options in the three months ended March 31, 2006.
5. Equity Transactions
In the three months ended March 31, 2006, the Company’s warrant holders exercised warrants for an aggregate of 1,781,279 shares of common stock, with net proceeds to the Company of $2,361,580.
On April 14, 2005, the Company issued 25,000 shares of common stock as partial payment for services rendered by a consulting firm. Those shares were recognized at fair market value as of the date of obligation and resulted in compensation expense of $23,500 in the first quarter of 2005, when the services were performed.
On July 13, 2005, the Company issued 100,000 shares of common stock pursuant to a consulting agreement entered into in January 2005. Those shares were recognized at fair market value as of the date of issuance and resulted in compensation expense of $58,750 in the first quarter of 2006.
In July 2005, the Company issued 10,810,809 shares of common stock in conjunction with a private placement which resulted in net proceeds of $18,116,751. The net proceeds increased by $197,000 in the fourth quarter of 2005 due to a partial refund of commissions paid. The Company also issued warrants to purchase 10,810,809 shares of Common Stock at an exercise price of $2.26 per share with this placement.
In March of 2006, the Company issued 7,000 shares of restricted stock to consultants for services performed with a fair value of $30,170.
6. Fair Value of Warrants
On July 21, 2005, the Company entered into a Securities Purchase Agreement with Icahn Partners LP, Icahn Partners Master Fund LP, High River Limited Partnership, Viking Global Equities LP, VGE III Portfolio Ltd., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd. and the Royal Bank of Canada for the sale of 10,810,809 shares of Common Stock at a purchase price of $1.85 per share for aggregate gross proceeds of $19,999,997, and the issuance of 7-year warrants to purchase 10,810,809 shares of Common Stock at an exercise price of $2.26 per share. The Company received net proceeds of $18,116,751 as of July 21, 2005, which increased by $197,000 to $18,313,751 in the fourth quarter. The private placement consisted of accredited institutional investors.
Pursuant to the terms of the Securities Purchase Agreement entered into in connection with the transaction, if (i) a Registration Statement covering (A) all of the Shares and the Warrant Shares and (B) any other shares of Common Stock issued or issuable in respect to the Shares and the Warrant Shares because of stock splits, stock dividends, reclassifications, recapitalizations or similar events (together, the “Registrable Shares”) required to be covered thereby and required to be filed by the Company was (A) not filed with the SEC on or before forty-five (45) days after the Closing Date (a “Filing Failure”) or (B) if such Registration Statement was not declared effective by the SEC on or before (1) ninety (90) days after the Closing Date (an “Effectiveness Failure”) or (ii) on any day after the effective date of the Registration Statement sales of all the Registrable Shares required to be included on such Registration Statement cannot be made (other than as permitted during a suspension pursuant to this Agreement) pursuant to such Registration Statement (including, without limitation, because of a failure to keep such Registration Statement effective, to disclose such information as is necessary for sales to be made pursuant to such Registration Statement or to register sufficient shares of Shares) (a “Maintenance Failure”), then, the Company shall pay as liquidated damages (the “Liquidated Damages”) for such failure and not as a penalty to any Purchaser an amount in cash determined in accordance with the following formula set forth below:

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
The registration statement was filed and declared effective by the SEC within the allowed time. The Company has not yet been required to pay any liquidated damages in connection with the registration statement.
In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the SEC’s December 2005 interpretation thereof, the fair value of the warrants is accounted for as a liability, with an offsetting reduction to additional paid-in capital at the closing date (July 21, 2005). At the end of each reporting period, the value of the warrants will be remeasured based on the fair market value of the underlying shares, and changes to the warrant liability and related gain or loss will be made appropriately. The warrant liability will be reclassified to equity when the registration statement is no longer subject to risk for Maintenance Failures.
The fair value of the warrants as of March 31, 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free (10-year Treasury yield) interest rate of 4.5%; the contractual life of 7 years and volatility of 90%. The fair value of the warrants was estimated to be $19,439,185 on the closing date of the transaction. The difference between the fair value of the warrants of $19,439,185 and the gross proceeds from the offering was classified as “Loss on fair value of warrants” in the Company’s statement of operations, and included in “Warrant liability” on the Company’s balance sheet. The fair value of the warrants was re-measured at December 31, 2005 and estimated to be $29,696,411 with the increase in fair value due to the increase in the market value of the Company’s common stock. The fair value of the warrants was re-measured at March 31, 2006 and estimated to be $46,732,476. The increase in fair value of the warrants of $17,027,065 from December 31, 2005 to March 31, 2006 was recorded as “Loss on fair value of warrants” in the Company’s statement of operations, and included in “Warrant liability” on the Company’s’ balance sheet.
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
8. Subsequent Event
On April 7, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreeement”) among the Company, SD Pharmaceuticals, Inc., a Delaware corporation (“SDP”), Speed Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of SDP, Paul Marangos and Andrew X. Chen, each as stockholders of SDP, and Paul Marangos, as an individual acting as the stockholder representative. Pursuant to the Merger Agreement, we acquired SPD through the merger of Speed Acquisition, Inc. into SDP and the merger of the surviving company (SDP) into the Company.
Under the Merger Agreement, the Company issued an aggregate of approximately 2,100,000 shares of our common stock (the “Merger Consideration Shares”) to the stockholders of SDP. The issuance of the Merger Consideration Shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon Section 4(2) of such Act.
The merger closed on April 26, 2006. Within 35 days following that date, the Company is required to file with the Securities and Exchange Commission a registration statement on Form S-3 (the “Registration Statement”) covering the resale of the Merger Consideration Shares. If the Registration Statement has not become effective under the Securities Act by June 12, 2006, the Company would be obligated to make an aggregate cash payment of $100,000 to the stockholders of SDP on a pro-rata basis.

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
Overview
We are a biopharmaceutical research and development company focused on introducing new treatments for cancer and infectious diseases that improve the performance and safety of existing drugs by addressing significant problems such as drug metabolism, toxicity, bioavailability and resistance. We do not manufacture, market, sell or distribute any product. Pursuant to license agreements with University of Southern California and the acquisition in April 2006 of all assets of SD Pharmaceuticals, Inc. (“SDP”), we have rights to drug candidates in varying stages of development. Our current drug candidates are CoFactor (ANX-510), ANX-530 (vinorelbine emulsion, Selone, Thiovir (ANX-201), ANX-513 (paclitaxel emulsion), ANX-514 (docetaxel emulsion), ANX-015 (clarithromycin emulsion), ANX-016 (vancomycin emulsion), ANX-211 (chitosan gel), ANX-570 (beta-elemene), ANX-575 (alpha-tocopherol succinate). CoFactor, Thiovir, Selone and ANX-530 are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The other products, including additional rights to ANX-530, were acquired in the merger with SDP, announced in April 2006. These products are briefly described below.
•	ANX-513 is a novel emulsion formulation of paclitaxel (Taxol®) formulated without solvents or detergents and designed to be non-allergenic. Use of ANX-513 may obviate the need for immunosuppressant premedication, which is recommended for paclitaxel therapy to reduce the incidence and severity of severe hypersensitivity reaction. Paclitaxel is approved to treat breast, ovarian and non-small cell lung cancers.

•	ANX-514 is a novel detergent-free docetaxel (Taxotere®) formulation intended to eliminate the need for multiday immunosuppressant premedication, which is recommended for docetaxel therapy to reduce the incidence and severity of allergic reaction. Taxotere is approved to treat breast, non-small cell lung, prostate and gastric cancers.

•	ANX-015 is a novel intravenous formulation of an approved antibiotic in the macrolide family known as clarithromycin. Clarithromycin is approved for mild to moderate bacterial infections such as in community-acquired pneumonia. Only oral formulations of clarithromycin are currently available in the US.

•	ANX-016 is a novel formulation of vancomycin, a parenteral glycopeptide antibiotic approved to treat gram-positive bacterial infections. ANX-016 is designed to reduce the vein irritation and phlebitis associated with the IV-delivered drug.

•	ANX-570 is a novel formulation of beta-elemene, a small molecule anticancer agent belonging to the triterpene family.

•	ANX-575 is an emulsion formulation of alpha-tocopheryl succinate, a form of vitamin E which has been shown to selectively facilitate apoptosis, or cell death, in cancer cells in preclinical tests.

•	ANX-211 is a broad spectrum intranasal/topical anti-viral gel intended for use in cold and flu and other viral indications as an over-the- counter (OTC) product.

We currently plan to request pre-IND meetings with the FDA regarding proposed bioequivalency regulatory approaches for ANX-513 and ANX-514 under section 505(b)(2) of the Federal Food, Drug & Cosmetic Act. In addition, we currently plan to investigate regulatory strategies for ANX-015, ANX-016 and ANX-211.
On May 30, 2003, we merged our wholly-owned subsidiary, Biokeys, Inc., into the Company and changed our name from Biokeys Pharmaceuticals, Inc. to ADVENTRX Pharmaceuticals, Inc. The merger had no effect on our financial statements.
In July 2004, we formed a wholly-owned subsidiary, ADVENTRX (Europe) Ltd., in the United Kingdom for the purpose of conducting drug trials in the European Union.
We have incurred net losses since our inception. As of March 31, 2006, our accumulated deficit was approximately $81 million. We expect to incur substantial and increasing losses for the next several years as we continue development and possible commercialization of new products.
To date, we have funded our operations primarily through sales of equity securities.
Our business is subject to significant risks, including risks inherent in our ongoing clinical trials, the regulatory approval processes, the results of our research and development efforts, commercialization, and competition from other pharmaceutical companies.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K. We have identified the following as the most critical accounting policy used in the preparation of our consolidated financial statements.
Stock Compensation Plans. We grant options to purchase our common stock to our employees and directors under our 2005 Equity Incentive Plan. The benefits provided under this plan are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123R”), “Share-Based Payment.” Prior to January 1, 2006 we accounted for stock-based compensation under the recognition and measurement principles of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective January 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS 123R. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years.
We estimate the value of stock option awards on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model). The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our share-based compensation. There is not currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with FAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. In addition, there are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us. For this reason, and because we do not view share-based compensation as related to our operational performance, we exclude estimated share-based compensation expense when evaluating our business performance.
Results of Operations
Three Months Ended March 31, 2006
Research and Development Expenses. Total research and development expenses were $2.5 million for the three months ended March 31, 2006 compared to $1.7 million for the comparable period in 2005, an increase of $779,000 or 46%. The quarter to quarter increase in research and development expenses was primarily related to an increase of $388,000 in clinical trial expenses for our Phase IIb clinical trials of CoFactor which commenced in May 2005. Other factors include an increase employee stock option expense of $133,000, an increase of $159,000 in personnel costs due to hiring related to expansion of our clinical operations, consulting fees of $181,000, and a decrease of $116,000 in pre-clinical costs related to the license termination of some of our drug candidates. These increases were partially offset by individually minor items.
We currently expect that our research and development expenses will significantly increase from the level of expenses in the quarter ended March 31, 2006 as we ramp up our Phase III pivotal clinical trial of CoFactor for the treatment of metastatic colorectal cancer in the United States, and continue enrolling patients in our Phase IIb clinical trial of CoFactor for the treatment of metastatic colorectal cancer in Europe. The timing of the increase in expense will be directly related to the launch of the Phase III trial, and the amount of increase will be directly related to the success and speed of patient enrollment in the Phase IIb and Phase III trials.
General and Administrative Expenses. General and administrative expenses were $1.7 million for the three months ended March 31, 2006 compared to $1.2 million for the comparable period in 2005, an increase of $585,000 or 51%. The quarter to quarter increase in general and administrative expenses was due to an increase of $182,000 in employee stock option expense, a $184,000 expense for options and stock issued to non-employees, a fee of $103,000 for auditing services with respect to SOX compliance, a $61,000 listing fee with the American Stock Exchange, LLC, and an increase of $59,000 in compensation expense due to hiring of additional personnel in the finance and marketing departments. The remainder of the fluctuation in general and administrative expenses was caused by individually minor items. We currently expect our general and administrative expenses excluding non-recurring charges to continue at approximately current levels through the second quarter.
Gain (Loss) on Fair Value of Warrants. In July of 2005 we issued 10,810,809 warrants to purchase our common stock in conjunction with a private placement. The fair value of these warrants is re-measured at each reporting date with a resulting gain or (loss) recorded on the statement of operations. Loss on fair value of warrants was $17.0 million for the three months ended March 31, 2006 compared to none for the comparable period in 2005.
Interest Income. Interest income for the three months ended March 31, 2006 was $237,000 compared to $37,000 of net interest income for the comparable period in 2005. The increase was attributable to higher invested balances from funds received from our most recent financing in July 2005 and from the exercise of warrants during the quarter as well as higher interest rate yield on these balances.

Liquidity and Capital Resources
As of March 31, 2006, our principal sources of liquidity were our cash and cash equivalents and short-term investments which totaled $22.0 million as compared to $22.6 million as of December 31, 2005. This decrease was the net of $2.4 million which was attributed to the exercise of warrants during this period and $3.0 million used in operating activities. As of March 31, 2006 we held $16.8 million in cash and $5.2 million in short-term investments. As of March 31, 2006, our short-term investments consisted primarily of commercial paper and U.S. Govt Agencies.
Net cash used in operating activities was $3.0 million during the three months ended March 31, 2006, compared with $2.6 million during the three months ended March 31, 2005. The increase in net cash used in operating activities was due to increased funding for clinical trials, and our increased operating expenses as we added additional personnel to support our expanded research and development activities and business development activities.
Net cash provided in investing activities was $2.8 million during the three months ended March 31, 2006 compared with net cash used by investing activities of $32,000 during the three months ended March 31, 2005. The increase in cash provided by investing activities was caused primarily by the sale of short-term investments made with the proceeds of our financing round which closed in July.
Net cash provided by financing activities was $2.4 million during the three months ended March 31, 2006 compared with net cash provided by financing activities of $122,000 during the three months ended March 31, 2005. The cash flows from financing activities for the three months ended March 31, 2006 and 2005 were primarily proceeds from the exercise of warrants.
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
To date, we have funded our operations primarily through the sale of equity securities. Through March 31, 2006, we had an accumulated deficit of approximately $81 million, with total additional paid-in capital of approximately $55 million. The $55 million of additional paid-in capital is comprised of $32 million in net proceeds from the sale of equity securities, plus non-cash equity issuances for acquisitions of $15 million, plus other non-cash equity transactions for operating expenses of $8 million. As a result of our private placement which closed on July 28, 2005, we believe that our existing cash and cash equivalents as of March 31, 2006 will be sufficient to meet our projected operating requirements through March 31, 2007.
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
     We had an accumulated deficit of $81 million as of March 31, 2006. Since we presently have no source of revenues and are committed to continuing our product research and development program, significant expenditures and losses will continue until development of new products is completed and such products have been clinically tested, approved by the FDA or other regulatory agencies and successfully marketed. In addition, we fund our operations primarily through the sale of equity securities, and have had limited working capital for our product development and other activities. We do not believe that debt financing from financial institutions will be available until at least the time that one of our products is approved for commercial production.
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
     Our common stock is quoted on the American Stock Exchange. To continue to be listed, we are required to maintain shareholders equity of $6,000,000 among other requirements. We do not satisfy that requirement as of March 31, 2006. The AMEX may consider delisting our common stock and suspend trading in the common stock in which case our common stock would likely trade in the over-the-counter market in the so-called “pink sheets” or, if available, the “OTC Bulletin Board Service.” As a result, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of, our shares. Our ability to raise capital would most likely also be impaired due to our ineligibility to file resale registration statements under the Securities Act.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act, beginning with our fiscal year ending December 31, 2005, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm is required to issue an opinion on whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting on an annual basis.
     If we fail to remedy any material weaknesses which are uncovered, fail to timely complete our assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.
     We have engaged in and may continue to engage in further expansion through mergers and acquisitions, which could negatively affect our business and earnings.
     We have engaged in and may continue to engage in expansion through mergers and acquisitions. There are risks associated with such expansion. These risks include, among others, incorrectly assessing the asset quality of a prospective merger partner, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, and being unable to profitably deploy assets acquired in the transaction. Additional country- and region-specific risks are associated with transactions outside the United States. To the extent we issue capital stock in connection with additional transactions, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.
     Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of March 31, 2006, our investments consisted mostly of cash, commercial paper and U.S. government debt. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures.
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of unregistered securities for the three months ended March 31, 2006, for the period from April 1, 2006 through April 6, 2006 and the shares of common stock issued in conjunction with the merger with SDP, have been reported by the Company in previous SEC filings. Between April 7, 2006 and May 2, 2006 we issued 282,867 shares of common stock to warrant holders in connection with their exercise of outstanding warrants. We received $461,282 gross proceeds upon exercise of these warrants. Pursuant to the terms of an agreement we entered into with Burnham Hill Partners, a division of Pali Capital, Inc., in March 2004, we are obligated to pay a 4% cash commission on each cash exercise of warrants issued in a financing that we consummated in April 2004. In accordance with this obligation, we owe Burnham Hill approximately $11,653 in connection with the exercise of warrants from April 7, 2006 through May 2, 2006. No other commission or remuneration was paid or given directly or indirectly in connection with these warrant exercises. The issuances of shares of common stock upon exercise of these warrants were not registered under the Securities Act of 1933 in reliance upon Section 4(2) of such Act.
Item 6. Exhibits.
An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.
Date: May 10, 2006	By:	/s/ Evan M. Levine
Evan M. Levine
President and Chief Executive Officer (principal executive officer)

ADVENTRX Pharmaceuticals, Inc.
Date: May 10, 2006	By:	/s/ Carrie Carlander

Carrie Carlander
Chief Financial Officer, Vice President, Finance Secretary and Treasurer (principal financial officer)

Exhibit Index

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certifications