Form 10-Q/A
period 2006-03-31
ADVENTRX PHARMACEUTICALS INC
filed 2006-05-22
CIK 1160308

FORM 10-Q/A
Amendment No. 1
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
The registrant incorporates by reference Exhibit 99.1 of this amendment to Quarterly Report on Form 10-Q in response to this Item.
Item 5. Other Information
The registrant incorporates by reference Exhibits 99.2 and 99.3 of this amendment to Quarterly Report on Form 10-Q in response to this Item.
Item 6. Exhibits.
An Exhibit Index has been attached as part of this amendment to Quarterly Report on Form 10-Q and is incorporated herein by reference.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.
Date: May 22, 2006	By:	/s/ Evan M. Levine
Evan M. Levine
President and Chief Executive Officer (principal executive officer)

ADVENTRX Pharmaceuticals, Inc.
Date: May 22, 2006	By:	/s/ Carrie Carlander
Carrie Carlander
Chief Financial Officer, Vice President, Finance, Secretary and Treasurer (principal financial officer)

Exhibit Index

Exhibit	Description
31.1	Rule 13a-14(a)15d-14(a) Certification

31.2	Rule 13a-14(a)15d-14(a) Certification

99.1	The registrant hereby incorporates by reference the disclosures set forth under the captions “Risk Factors—RISKS RELATING TO THE COMPANY;” and, “Risk Factors—RISKS RELATED TO OUR COMMON STOCK AND THE OFFERING—The price of our common stock has been and is likely to continue to be volatile, and your investment could suffer a decline in value,” “—Sales of substantial amounts of our common stock or the perception that such sales may occur could cause the market price of our common stock to drop significantly, even if our business is performing well, “—Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult, which could depress our stock price,” “—Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions,” and “—Because we do not expect to pay dividends in the foreseeable future, you must rely on stock appreciation for any return on your investment,” in the Preliminary Prospectus Supplement dated May 16, 2006 (Subject to Completion) to Prospectus dated May 8, 2006 filed with the Commission under Rule 424(b)(5) (Registration No. 333-133729) on May 16, 2006 (the “Preliminary Prospectus Supplement”).

99.2	The registrant hereby incorporates by reference the disclosures set forth under the captions “Prospectus supplement summary-OUR BUSINESS, “—OUR PRINCIPAL PRODUCT CANDIDATES,” “—OUR ONCOLOGY PRODUCT CANDIDATES,” and “—ADDITIONAL COMPOUNDS,” in the Preliminary Prospectus Supplement.

99.3	The registrant hereby incorporates by reference the disclosures set forth under the caption “Certain relationships and related party transactions” in the Preliminary Prospectus Supplement.

4