Form 10-Q
period 2006-06-30
ADVENTRX PHARMACEUTICALS INC
filed 2006-08-09
CIK 1160308

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $.001 par value, as of July 31, 2006 was 73,562,298.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
FORM 10-Q QUARTERLY REPORT
For the Period Ended June 30, 2006

		Page
PART I — FINANCIAL INFORMATION		3
Item 1	Financial Statements	3
a.	Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	3
b.	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 and for the period from inception (June 12, 1996) through June 30, 2006 (Unaudited)	4
c.	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) from Inception (June 12, 1996) through June 30, 2006 (Unaudited)	5-8
d.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and for the period from inception (June 12, 1996) through June 30, 2006 (Unaudited)	9-10
e.	Notes to Condensed Consolidated Financial Statements (Unaudited)	11-17
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4	Controls and Procedures	23
PART II — OTHER INFORMATION		24
Item 1	Legal Proceedings	24
Item 1A	Risk Factors	24
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3	Default Upon Senior Securities	35
Item 4	Submission of Matters to a Vote of Security Holders	35
Item 5	Other Information	35
Item 6	Exhibits	35
SIGNATURES		36
EXHIBIT INDEX		37
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,601,928	$14,634,618
Accrued interest income	14,676	10,214
Prepaid expenses	671,568	255,802
Other current assets	6,701	—
Short-term investments	1,148,848	7,958,458

Total current assets	19,443,721	22,859,092
Property and equipment, net	417,813	407,544
Other assets	315,970	355,137

Total assets	$20,177,504	$23,621,773

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$381,950	$593,228
Accrued liabilities	2,239,937	930,274
Accrued salary and related taxes	211,179	173,398
Warrant liability	28,760,165	29,696,411

Total current liabilities	31,593,231	31,393,311
Long-term liabilities	46,376	57,078

Total liabilities	31,639,607	31,450,389

Commitments and contingencies
Temporary equity:
Common stock subject to continuing registration, $.001 par value; 10,810,809 shares issued and Outstanding in 2006 and 2005, respectively	—	—
Shareholders’ deficiency:
Common stock, $0.001 par value. Authorized 200,000,000 shares; issued 61,495,727 shares in 2006 and 56,529,388 shares in 2005	72,330	67,364
Additional paid-in capital	66,746,972	52,105,329
Accumulated other comprehensive income (loss)	1,149	(1,722)
Deficit accumulated during the development stage	(78,247,807)	(59,964,840)
Treasury stock, 23,165 shares at cost	(34,747)	(34,747)

Total shareholders’ deficiency	(11,462,103)	(7,828,616)

Total liabilities and shareholders’ deficiency	$20,177,504	$23,621,773

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(unaudited)

					Inception
					(June 12, 1996)
					through
	Three months ended June 30,		Six months ended June 30,		June 30,
	2006	2005	2006	2005	2006
Net sales	$—	$—	$—	$—	$174,830
Cost of goods sold	—	—	—	—	51,094

Gross margin	—	—	—	—	123,736
Grant revenue	—	—	—	—	129,733
Interest income	252,114	64,597	488,641	101,919	1,186,978

	252,114	64,597	488,641	101,919	1,440,447

Operating expenses:
Research and development	3,233,735	2,236,609	5,717,593	3,941,406	21,874,345
General and administrative	1,754,757	1,123,577	3,489,929	2,273,910	20,824,228
Depreciation and amortization	41,089	34,965	78,202	62,091	10,333,763
In-process research and development	10,422,130	—	10,422,130	—	10,422,130
Impairment loss — write off of goodwill	—	—	—	—	5,702,130
Interest expense	—	—	—	—	179,090
Equity in loss of investee	—	—	—	—	178,936

Total operating expenses	15,451,711	3,395,151	19,707,854	6,277,407	69,514,622

Loss from operations	(15,199,597)	(3,330,554)	(19,219,213)	(6,175,488)	(68,074,175)
Gain (loss) on fair value of warrants	17,963,311	—	936,246	—	(10,643,414)

Income (loss) before cumulative effect of change in accounting principle	2,763,714	(3,330,554)	(18,282,967)	(6,175,488)	(78,717,589)
Cumulative effect of change in accounting principle	—	—	—	—	(25,821)

Net income (loss)	2,763,714	(3,330,554)	(18,282,967)	(6,175,488)	(78,743,410)
Preferred stock dividends	—	—	—	—	(621,240)

Net income (loss) applicable to common stock	$2,763,714	$(3,330,554)	$(18,282,967)	$(6,175,488)	$(79,364,650)

Net income (loss) per share:
Basic net income (loss) per share	$.04	$(.06)	$(.26)	$(.11)

Diluted net income (loss) per share	$.03	$(.06)	$(.26)	$(.11)

Weighted average shares—basic	71,214,523	54,821,480	69,604,383	54,345,334

Weighted average shares—diluted	81,797,928	54,821,480	69,604,383	54,345,334

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
Inception (June 12, 1996) through June 30, 2006

	Cumulative		Cumulative		Cumulative						Deficit
	convertible		convertible		convertible					Accumulated	accumulated		Total
	preferred stock,		preferred stock,		preferred stock,				Additional	other	during the	Treasury	shareholders’
	series A		series B		series C		Common stock		paid-in	comprehensive	development	Stock,	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	stage	at cost	(deficit)
Balances at June 12, 1996 (date of incorporation)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Sale of common stock without par value	—	—	—	—	—	—	503	5	5	—	—	—	10
Change in par value of common stock	—	—	—	—	—	—	—	(4)	4	—	—	—	—
Issuance of common stock and net liabilities assumed in acquisition	—	—	—	—	—	—	1,716,132	1,716	3,224	—	(18,094)	—	(13,154)
Issuance of common stock	—	—	—	—	—	—	2,010,111	2,010	456	—	(2,466)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(259,476)	—	(259,476)

Balances at December 31, 1996	—	—	—	—	—	—	3,726,746	3,727	3,689	—	(280,036)	—	(272,620)
Sale of common stock, net of offering costs of $9,976	—	—	—	—	—	—	1,004,554	1,004	1,789,975	—	—	—	1,790,979
Issuance of common stock in acquisition	—	—	—	—	—	—	375,891	376	887,874	—	—	—	888,250
Minority interest deficiency at acquisition charged to the Company	—	—	—	—	—	—	—	—	—	—	(45,003)	—	(45,003)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,979,400)	—	(1,979,400)

Balances at December 31, 1997	—	—	—	—	—	—	5,107,191	5,107	2,681,538	—	(2,304,439)	—	382,206
Rescission of acquisition	—	—	—	—	—	—	(375,891)	(376)	(887,874)	—	561,166	—	(327,084)
Issuance of common stock at conversion of notes payable	—	—	—	—	—	—	450,264	451	363,549	—	—	—	364,000
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	260,000	—	—	—	260,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,204,380)	—	(1,204,380)

Balances at December 31, 1998	—	—	—	—	—	—	5,181,564	5,182	2,417,213	—	(2,947,653)	—	(525,258)
Sale of common stock	—	—	—	—	—	—	678,412	678	134,322	—	—	—	135,000
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	212,000	—	—	—	212,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,055,485)	—	(1,055,485)

Balances at December 31, 1999	—	—	—	—	—	—	5,859,976	5,860	2,763,535	—	(4,003,138)	—	(1,233,743)

	Cumulative		Cumulative		Cumulative						Deficit
	convertible		convertible		convertible					Accumulated	accumulated		Total
	preferred stock,		preferred stock,		preferred stock,				Additional	other	during the	Treasury	shareholders’
	series A		series B		series C		Common stock		paid-in	comprehensive	development	Stock,	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	stage	at cost	(deficit)
Sale of preferred stock, net of offering costs of $76,500	3,200	32	—	—	—	—	—	—	3,123,468	$—	—	—	3,123,500
Issuance of common stock at conversion of notes and interest payable	—	—	—	—	—	—	412,487	412	492,085	—	—	—	492,497
Issuance of common stock at conversion of notes payable	—	—	—	—	—	—	70,354	70	83,930	—	—	—	84,000
Issuance of common stock to settle obligations	—	—	—	—	—	—	495,111	496	1,201,664	—	—	—	1,202,160
Issuance of common stock for acquisition	—	—	—	—	—	—	6,999,990	7,000	9,325,769	—	—	—	9,332,769
Issuance of warrants for acquisition	—	—	—	—	—	—	—	—	4,767,664	—	—	—	4,767,664
Stock issued for acquisition costs	—	—	—	—	—	—	150,000	150	487,350	—	—	—	487,500
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	140,000	—	—	—	140,000
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(85,000)	—	—	—	(85,000)
Cashless exercise of warrants	—	—	—	—	—	—	599,066	599	(599)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(3,701,084)	—	(3,701,084)

Balances at December 31, 2000	3,200	32	—	—	—	—	14,586,984	14,587	22,299,866	—	(7,704,222)	—	14,610,263
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(256,000)	—	—	—	(256,000)
Repurchase of warrants	—	—	—	—	—	—	—	—	(55,279)	—	—	—	(55,279)
Sale of warrants	—	—	—	—	—	—	—	—	47,741	—	—	—	47,741
Cashless exercise of warrants	—	—	—	—	—	—	218,493	219	(219)	—	—	—	—
Issuance of common stock to pay preferred dividends	—	—	—	—	—	—	93,421	93	212,907	—	—	—	213,000
Detachable warrants issued with notes payable	—	—	—	—	—	—	—	—	450,000	—	—	—	450,000
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	167,138	—	—	—	167,138
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	106,293	106	387,165	—	—	—	387,271
Issuance of preferred stock to pay operating expenses	137	1	—	—	—	—	—	—	136,499	—	—	—	136,500
Net loss	—	—	—	—	—	—	—	—	—	—	(16,339,120)	—	(16,339,120)

Balances at December 31, 2001	3,337	33	—	—	—	—	15,005,191	15,005	23,389,818	—	(24,043,342)	—	(638,486)

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
Inception (June 12, 1996) through June 30, 2006
CONTINUED FROM PREVIOUS PAGE

	Cumulative		Cumulative		Cumulative						Deficit
	convertible		convertible		convertible					Accumulated	accumulated		Total
	preferred stock,		preferred stock,		preferred stock,				Additional	other	during the	Treasury	shareholders’
	series A		series B		series C		Common stock		paid-in	comprehensive	development	Stock,	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	stage	at cost	(deficit)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(242,400)	—	—	—	(242,400)
Repurchase of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of warrants	—	—	—	—	—	—	240,000	240	117,613	—	—	—	117,853
Cashless exercise of warrants	—	—	—	—	—	—	100,201	100	(100)	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	344,573	345	168,477	—	—	—	168,822
Sale of preferred stock at $1.50	—	—	200,000	2,000	—	—	—	—	298,000	—	—	—	300,000
Sale of preferred stock at $10.00	—	—	—	—	70,109	701	—	—	700,392	—	—	—	701,093
Conversion of preferred stock into common stock	(3,000)	(30)	—	—	—	—	1,800,000	1,800	(1,770)	—	—	—	—
Preferred stock dividends forgiven	—	—	—	—	—	—	—	—	335,440	—	—	—	335,440
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	163,109	—	—	—	163,109
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	6,292	6	12,263	—	—	—	12,269
Issuance of preferred stock to pay operating expenses	136	1	—	—	—	—	—	—	6,000	—	—	—	6,001
Issuance of stock options to employees	—	—	—	—	—	—	—	—	329,296	—	—	—	329,296
Net loss	—	—	—	—	—	—	—	—	—	—	(2,105,727)	—	(2,105,727)

Balances at December 31, 2002	473	4	200,000	2,000	70,109	701	17,496,257	17,496	25,276,138	—	(26,149,069)	—	(852,730)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(37,840)	—	—	—	(37,840)
Conversion of Series C preferred stock into common stock	—	—	—	—	(70,109)	(701)	14,021,860	14,022	(13,321)	—	—	—	—
Issuance of common stock to pay interest on Bridge Notes	—	—	—	—	—	—	165,830	165	53,326	—	—	—	53,491
Sale of common stock at $0.40 per share, net of issuance costs	—	—	—	—	—	—	6,640,737	6,676	2,590,656	—	—	—	2,597,332
Sale of common stock at $1.00 per share, net of issuance costs	—	—	—	—	—	—	3,701,733	3,668	3,989,181	—	—	—	3,992,849
Exchange of warrants	—	—	—	—	—	—	235,291	235	49,486	—	—	—	49,721
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	230,000	230	206,569	—	—	—	206,799
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	156,735	—	—	—	156,735
Issuance of stock options to employees	—	—	—	—	—	—	—	—	286,033	—	—	—	286,033
Net loss	—	—	—	—	—	—	—	—	—	—	(2,332,077)	—	(2,332,077)

	Cumulative		Cumulative		Cumulative						Deficit
	convertible		convertible		convertible					Accumulated	accumulated		Total
	preferred stock,		preferred stock,		preferred stock,				Additional	other	during the	Treasury	shareholders’
	series A		series B		series C		Common stock		paid-in	comprehensive	development	Stock,	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	stage	at cost	(deficit)
Balances at December 31, 2003	473	4	200,000	2,000	—	—	42,491,708	42,492	32,556,963	—	(28,481,146)	—	4,120,313
Extinguishment of dividends payable on preferred stock	—	—	—	—	—	—	—	—	72,800	—	—	—	72,800
Conversion of Series A cumulative preferred stock	(473)	(4)	—	—	—	—	236,500	236	(232)	—	—	—	—
Conversion of Series B preferred stock	—	—	(200,000)	(2,000)	—	—	200,000	200	1,800	—	—	—	—
Cashless exercise of warrants							464,573	465	(465)	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	23,832	23	27,330	—	—	—	27,353
Issuance of warrants in settlement of a claim	—	—	—	—	—	—	—	—	86,375	—	—	—	86,375
Sale of common stock at $1.50 per share	—	—	—	—	—	—	10,417,624	10,419	15,616,031	—	—	—	15,626,450
Payment of financing and offering costs	—	—	—	—	—	—	—	—	(1,366,774)	—	—	—	(1,366,774)
Issuance of stock options to employees	—	—	—	—	—	—	—	—	524,922	—	—	—	524,922
Acquisition of treasury stock	—	—	—	—	—	—	—	—	34,747	—	—	(34,747)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(6,701,048)	—	(6,701,048)

Balances at December 31, 2004	—	—	—	—	—	—	53,834,237	53,835	47,553,497	—	(35,182,194)	(34,747)	12,390,391
Comprehensive income:
Net Loss	—	—	—	—	—	—	—	—	—	—	(24,782,646)	—	(24,782,646)
Effect of change in fair value of available for sale securities	—	—	—	—	—	—	—	—	—	(1,722)	—	—	(1,722)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(24,784,368)

Par value of shares issued in conjunction with mezzanine financing	—	—	—	—	—	—	10,810,809	10,811	(10,811)	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	2,408,316	2,408	3,071,030	—	—	—	3,073,438
Exercise of stock options	—	—	—	—	—	—	185,000	185	144,815	—	—	—	145,000
Issuance of stock options to employees	—	—	—	—	—	—	—	—	994,874	—	—	—	994,874
Issuance of stock options to non-employee	—	—	—	—	—	—	—	—	93,549	—	—	—	93,549
Issuance of common stock to vendor	—	—	—	—	—	—	125,000	125	258,375	—	—	—	258,500

Balances at December 31, 2005	—	—	—	—	—	—	67,363,362	67,364	52,105,329	(1,722)	(59,964,840)	(34,747)	(7,828,616)
Comprehensive income:
Net Loss	—	—	—	—	—	—	—	—	—	—	(18,282,967)	—	(18,282,967)
Effect of change in fair value of available for sale securities	—	—	—	—	—	—	—	—	—	2,871	—	—	2,871

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(18,280,096)

Exercise of warrants, net of financing costs	—	—	—	—	—	—	2,848,849	2,849	3,528,660	—	—	—	3,531,509
Issuance of stock for acquisition	—	—	—	—	—	—	2,099,990	2,100	10,161,852				10,163,952
Exercise of stock options	—	—	—	—	—	—	2,500	2	5,748				5,750
Issuance of restricted stock to non-employees	—	—	—	—	—	—	15,000	15	68,635	—	—	—	68,650
Issuance of stock options to employees	—	—	—	—	—	—	—	—	838,487	—	—	—	838,487
Issuance of stock options to non-employee	—	—	—	—	—	—	—	—	38,261	—	—	—	38,261

Balances at June 30, 2006 (unaudited)	—	$—	—	$—	—	$—	72,329,701	$72,330	$66,746,972	$1,149	$(78,247,807)	$(34,747)	$(11,462,103)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX PHARMACEUTICALS, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			Inception
			(June 12, 1996)
			through
	Six months ended June 30,		June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(18,282,967)	$(6,175,488)	$(78,743,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,202	62,091	9,883,763
Fair value of warrant liability	(936,246)	—	10,643,414
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write off of goodwill	—	—	5,702,130
Expenses paid by warrants	—	—	573,357
Expenses paid by preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Expenses related to employee stock options issued	838,487	230,159	2,973,612
Expenses related to stock options issued to non-employees	38,261	—	131,810
Expenses paid by issuance of common stock	107,817	23,500	1,027,198
Equity in loss of investee	—	—	178,936
In-process research and development	10,422,130	—	10,422,130
Write-off of license agreement	—	—	152,866
Write-off of assets available for sale	—	108,000	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Accretion of a discount	(96,722)	—	(208,682)
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) in prepaid and other assets	(426,928)	(131,065)	(1,138,782)
Increase (decrease) in accounts payable and accrued liabilities	1,136,166	(50,641)	2,311,795
Decrease in long-term liabilities	(10,702)	—	46,376
Increase in sponsored research payable and license obligation	—	—	924,318

Net cash used in operating activities	(7,132,502)	(5,933,444)	(33,750,811)

Cash flows from investing activities:
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Purchases of property and equipment	(88,471)	(118,823)	(754,498)
Purchases of short-term investments	(4,470,574)	—	(17,593,794)
Proceeds from sales of short-term investments	11,379,776	—	16,654,776
Cash paid for acquisition	(258,178)	—	(258,178)
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired in acquisition of subsidiary	—	—	64,233
Issuance of note receivable — related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by (used in) investing activities	6,562,553	(118,823)	(1,502,668)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	4,200,993
Proceeds from sale of common stock	5,750	—	44,158,343
Proceeds from sale or exercise of stock options	—	—	145,000
Proceeds from exercise of warrants	3,595,130	1,341,403	7,080,158
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	(63,621)	(218,575)	(3,412,617)
Payments of notes payable and long-term debt	—	—	(605,909)

			Inception
			(June 12, 1996)
			through
	Six months ended June 30,		June 30,
	2006	2005	2006
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718

Net cash provided by financing activities	3,537,259	1,122,828	52,855,407

Net increase (decrease) in cash and cash equivalents	2,967,310	(4,929,439)	17,601,928
Cash and cash equivalents at beginning of period	14,634,618	13,032,263	—

Cash and cash equivalents at end of period	$17,601,928	$8,102,824	$17,601,928

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
1. Description of the Company
ADVENTRX Pharmaceuticals, Inc., a Delaware corporation (the Company), is a biopharmaceutical research and development company focused on introducing new technologies for anticancer and antiviral treatments that surpass the performance and safety of existing drugs by addressing significant problems such as drug metabolism, toxicity, bioavailability and resistance. The Company currently does not manufacture, market, sell or distribute any products. Pursuant to a license agreement with University of Southern California (USC), as well as various rights owned by it, the Company has rights to drug candidates in varying stages of development.
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
In April 2006 the Company closed its previously announced merger agreement with SD Pharmaceuticals, Inc. and issued approximately 2,100,000 shares of common stock as the merger consideration. The merger resulted in the acquisition of drug candidates owned by SD Pharmaceuticals, Inc. that were formerly under license to the Company as well as additional drug candidates.
2. Unaudited interim financial statements
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006 and its results of operations and cash flows for the three and/or six months ended June 30, 2006 and 2005 and for the period from inception (June 12, 1996) through June 30, 2006. Information included in the consolidated balance sheet as of December 31, 2005 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of the Company as of December 31, 2005 (the “Audited Financial Statements”) included in the Company’s Annual Report on Form 10-K (the “10-K”) for the year ended December 31, 2005 that was previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-K.
The results of the Company’s operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations for the full year ending December 31, 2006.
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

Supplementary Cash Flow Information
Noncash investing and financing transactions excluded from the condensed statements of cash flows for the six months ended June 30, 2006 and 2005 and for the period from inception (June 12, 1996) through June 30, 2006 are as follows:

			Inception
			(June 12, 1996)
	Six months ended June 30,		through
	2006	2005	June 30, 2006
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	$—	$—	$1,213,988
Payment of operating expenses	—	23,500	1,482,781
Conversion of preferred stock	—	—	2,705
Acquisitions	10,163,952	—	24,781,555
Payment of dividends	—	—	213,000
Financial advisor services in conjunction with private placement	—	—	1,137,456
Settlement of claim	—	—	86,375
Acquisition of treasury stock in settlement of a claim	—	—	34,747
Assumptions of liabilities in acquisitions	—	—	1,009,567
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	13	68	3,905
Dividends accrued	—	—	621,040
Trade asset converted to available for sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Unrealized gain (loss) on short-term investments	2,871	—	1,149
3. Net Loss Per Common Share
The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS) (SFAS No. 128). Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares for all periods presented consist of dilutive stock options and warrants.
During the three months ended June 30, 2006 and 2005, the difference between the weighted average shares used in determining basic EPS versus diluted EPS related to dilutive stock options and warrants totaled 10,583,405 and zero shares, respectively. During the six months ended June 30, 2006 and 2005 all stock options and warrants were anti-dilutive.
The following potentially dilutive securities were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect:

	Three months ended,		Six months ended,
	2006	2005	2006	2005
Warrants	24,559	10,031,899	16,575,090	10,031,899
Options	702,044	1,625,000	3,455,500	1,625,000

Total	726,603	11,656,889	20,030,590	11,656,889

4. Stock Compensation Plans
In May 2005, at the Company’s annual meeting of stockholders, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”) and the 2005 Employee Stock Purchase Plan. The 2005 Plan is intended to encourage ownership of shares of common stock by directors, officers, employees, consultants and advisors of the Company and its affiliates and to provide additional incentive for them to promote the success of the Company’s business through the grant of equity-based awards. The 2005 Plan permits the Company to issue options, stock appreciation rights, restricted shares, restricted share units, performance awards, annual incentive awards and other share-based awards and cash-based awards. The maximum aggregate number of shares of common stock which may be issued pursuant to or subject to the foregoing types of awards granted under the 2005 Plan currently is 6,673,634. This maximum number is subject to an annual increase equal to the lesser of (i) one percent of the number of outstanding shares of common stock on December 31, (ii) 750,000 or (iii) such other amount as the Company’s board of directors may specify. The 2005 Plan is intended to comply with applicable securities law requirements, permit performance-based awards that qualify for deductibility under Section 162(m) of the Internal Revenue Code and allow for the issuance of incentive stock options.
In December 2005, the exercise prices on 1,473,000 options were increased to equal the fair market value of Common Stock on the original grant dates. The increase in the strike price of these options resulted in a modification to these options and, as such, the fair value of the effected options was re-measured as of December 23, 2005.
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
The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense. SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to the Company’s cumulative net loss position, no tax benefits have been recognized in the cash flow statement.
The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the six months ended June 30, 2006 and 2005:

	June 30,
	2006	2005
Risk-free interest rate	4.14 -5.15%	3.69-4.32%
Dividend yield	0.0%	0.0%
Volatility	84.5-90%	90%
Expected Life	5 years	5 years
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
As share-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical forfeiture experience. For fiscal periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred, as allowed under SFAS 123.
The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each option granted during the three and six months ended June 30, 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $3.09 per option and $3.25 per option, respectively.

A summary of the status of the Company’s stock option plans as of June 30, 2006 and of changes in options outstanding under the plans during the six months ended June 30, 2006 is as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2006	2,457,000	$1.45
Options granted	1,016,000	4.65
Options exercised	(2,500)	2.30
Options cancelled	(15,000)	3.12

Options outstanding at June 30, 2006	3,455,500	2.38	6.45	$4,221,515

Options exercisable at June 30, 2006	1,933,805	$1.21	4.24	$3,792,544

For the three and six months ended June 30, 2006 and 2005, share-based compensation expense related to stock options was as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Research and development	$123,756	$60,560	$257,216	$138,095
General and administrative	213,990	40,373	619,532	92,064

Total	$337,746	$100,933	$876,748	$230,159

As of June 30, 2006, there was $4.0 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a weighted average remaining period of approximately 2 years.
The intrinsic value of options exercised in the three and six months ended June 30, 2006 was $2,650.
In July 2005, the Company granted 114,000 options to consultants. These option grants were valued as of June 30, 2006 using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 84.5%, risk-free interest rate 5.15% and expected life of 3 or 4 years. The Company recognized $38,261 in compensation expense for these options in the six months ended June 30, 2006.
5. Equity Transactions
In the six months ended June 30, 2006, the Company’s warrant holders exercised warrants for an aggregate of 2,848,849 shares of common stock, with proceeds to the Company of $3,595,130.
On April 14, 2005, the Company issued 25,000 shares of common stock as partial payment for services rendered by a consulting firm. Those shares were recognized at fair market value as of the date of obligation and resulted in compensation expense of $23,500 in the first quarter of 2005, when the services were performed.
On July 13, 2005, the Company issued 100,000 shares of common stock pursuant to a consulting agreement entered into in January 2005. Those shares were recognized at fair market value as of the date of issuance and resulted in compensation expense of $39,167 in the six months ended June 30, 2006.
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
In April of 2006, the Company issued 8,000 shares of restricted stock to consultants for services performed with a fair value of $38,480.

In April of 2006, the Company issued 2,099,990 shares of common stock to acquire SD Pharmaceuticals, Inc. See Note 8 below.
6. Fair Value of Warrants
On July 21, 2005, the Company entered into a Securities Purchase Agreement (the Agreement) with Icahn Partners LP, Icahn Partners Master Fund LP, High River Limited Partnership, Viking Global Equities LP, VGE III Portfolio Ltd., North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd. and the Royal Bank of Canada for the sale of 10,810,809 shares of Common Stock at a purchase price of $1.85 per share for aggregate gross proceeds of $19,999,997, and the issuance of 7-year warrants to purchase 10,810,809 shares of Common Stock at an exercise price of $2.26 per share. The Company received net proceeds of $18,116,751 as of July 21, 2005, which increased by $197,000 to $18,313,751 the fourth quarter. The private placement purchasers consisted of accredited institutional investors.
Pursuant to the terms of the Agreement, if (i) a Registration Statement covering (A) all of the Shares and the Warrant Shares and (B) any other shares of Common Stock issued or issuable in respect to the Shares and the Warrant Shares because of stock splits, stock dividends, reclassifications, recapitalizations or similar events (together, the “Registrable Shares”) required to be covered thereby and required to be filed by the Company is (A) not filed with the SEC on or before forty-five (45) days after the Closing Date (a “Filing Failure”) or (B) if such Registration Statement is not declared effective by the SEC on or before (1) ninety (90) days after the Closing Date (an “Effectiveness Failure”) or (ii) on any day after the effective date of the Registration Statement sales of all the Registrable Shares required to be included on such Registration Statement cannot be made (other than as permitted during a suspension pursuant to the Agreement) pursuant to such Registration Statement (including, without limitation, because of a failure to keep such Registration Statement effective, to disclose such information as is necessary for sales to be made pursuant to such Registration Statement or to register sufficient numbers of Shares) (a “Maintenance Failure”), then, the Company shall pay as liquidated damages (the “Liquidated Damages”) for such failure and not as a penalty to any Purchaser an amount in cash determined in accordance with the formula set forth below:
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
Payments to be made pursuant to the Agreement shall be due and payable to the Purchasers at the end of each calendar month during which Liquidated Damages shall have accrued. No Liquidated Damages shall be due or payable to a Purchaser in any event if as of the date of the Filing Failure, Effectiveness Failure or Maintenance Failure such Purchaser could sell all of the Registrable Shares such Purchaser then holds without registration by reason of Rule 144(k) of the Securities Act.
The Registration Statement was filed and declared effective by the SEC within the allowed time. The Company has not yet been required to pay any liquidated damages in connection with the filing or effectiveness of the registration and there has not been any Maintenance Failure.
In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the SEC’s December 2005 interpretation, the terms of the warrants and the transaction documents, the fair value of the warrants is accounted for as a liability, with an offsetting reduction to additional paid-in capital at the closing date (July 21, 2005). At the end of each reporting period, the value of the warrants is remeasured based on the fair market value of the underlying shares, and changes to the warrant liability and related gain or loss is made appropriately. The warrant liability will be reclassified to equity when the Registration Statement is no longer subject to risk for Maintenance Failures.

The fair value of the warrants as of June 30, 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free (10-year Treasury yield) interest rate of 5.15%; the contractual life of 7 years and volatility of 90%. The fair value of the warrants was estimated to be $19,439,185 on the closing date of the transaction. The difference between the fair value of the warrants of $19,439,185 and the gross proceeds from the offering was classified as “Loss on fair value of warrants” in the Company’s statements of operations, and included in “Warrant liability” on the Company’s’ balance sheet. The fair value of the warrants was re-measured at December 31, 2005 and estimated to be $29,695,722 with the increase in fair value due to the increase in the market value of the Company’s common stock. The fair value of the warrants was re-measured at March 31, 2006 and estimated to be $46,732,476. The increase in fair value of the warrants of $17,027,065 from December 31, 2005 to March 31, 2006 was recorded as “Loss on fair value of warrants” in the Company’s statements of operations, and included in “Warrant liability” on the Company’s’ balance sheet. The fair value of the warrants was re-measured at June 30, 2006 and estimated to be $28,760,166. The decrease in fair value of the warrants of $17,963,311 was recorded as “Gain on fair value of warrants” in the Company’s statement of operations, and resulted in a corresponding reduction of “Warrant liability” on the Company’s balance sheet. On a year-to-date basis the Company has recorded a net gain of $936,246 related to the change in the fair value of these warrants.
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
8. Acquisition of Business
On April 26, 2006, the Company acquired SD Pharmaceuticals, Inc., a Delaware corporation (“SDP”), a privately held drug development company, by acquiring all of the outstanding capital stock of SDP for a total purchase price of $10,422,130. The results of operations of SDP have been included in the accompanying consolidated financial statements from the date of acquisition on April 26, 2006. The Company acquired SDP to obtain the ownership rights to their pipeline of drugs.
The aggregate purchase price of $10,422,130 consisted of 2,099,990 shares of common stock valued at $10,163,952, liabilities assumed (less cash acquired) of $104,150 and transaction costs of $154,028. The value of the common shares issued was determined based on the average market price of the Company’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced. The entire purchase price was allocated to in-process research and development expense.
Pro forma information showing what results of operations would have been had SDP been acquired as of January 1, 2006 and 2005 have not been presented as the results of operations of SDP for all periods presented was immaterial.

9. Subsequent Events
In July 2006, the Company’s warrant holders exercised 38 warrants for an aggregate of 1,307,762 shares of common stock, with proceeds to the Company of $3,078,260.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this report. See Item 1A “Risk Factors” regarding certain factors known to us that could cause reported financial information not to be necessarily indicative of future results.
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance and other aspects of our business identified in this Quarterly Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under the heading Item 1A “Risk Factors” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.
Overview
We are a biopharmaceutical research and development company focused on introducing new treatments for cancer and infectious diseases that improve the performance and safety of existing drugs by addressing significant problems such as drug metabolism, toxicity, bioavailability and resistance. We do not manufacture, market, sell or distribute any product. Pursuant to license agreements with University of Southern California and an April 2006 acquisition of all assets of SD Pharmaceuticals, Inc., we have rights to drug candidates in varying stages of development. Our current drug candidates are CoFactor (ANX-510), ANX-530 (vinorelbine emulsion), Selone, Thiovir (ANX-201), ANX-513 (paclitaxel emulsion), ANX-514 (docetaxel emulsion), ANX-015 (clarithromycin emulsion), ANX-016 (vancomycin emulsion), ANX-211 (chitosan gel), ANX-570 (beta-elemene), ANX-575 (alpha-tocopherol succinate). CoFactor, Thiovir, Selone and ANX-530 are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The other products, including additional rights to ANX-530, were acquired in our acquisition of SD Pharmaceuticals, Inc. announced in April 2006. These products are briefly described below.
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

The development of CoFactor (ANX-510) continues to progress. This quarter we reached an agreement under a special protocol assessment (SPA) with the US Food and Drug Administration (FDA) on the design of the Company’s CoFactor® Phase III clinical trial protocol. Enrollment in the phase III clinical trial of ANX-510 began in June 2006. The Phase III clinical trial is a multicenter, 1200 patient, controlled study in first-line treatment of patients with metastatic colorectal cancer. Patients will be equally randomized to two arms containing either CoFactor or leucovorin, each in combination with 5-FU and bevacizumab (Avastin®). The primary endpoint for the study is progression-free survival. Secondary endpoints include response rate, overall survival and incidence and severity of adverse events. The protocol and planned analysis were accepted by the FDA under a Special Protocol Assessment. M. Wasif Saif, MD, MBBS, Associate Professor of Yale University School of Medicine is the national principal investigator.
Enrollment in the phase IIb clinical trial of ANX-510 reached 83%. In addition, the independent Data Safety Monitoring Board (DSMB) completed a planned interim analysis of safety and efficacy data and recommended that the trial continue without any modifications. Since the data are masked, results from the interim safety and efficacy analysis will not be made available to the Company until the study is completed. The interim evaluation was based on data from 150 patients, which represents half of the planned total enrollment of 300 patients.
Preliminary median overall survival was reported for the Phase II clinical trial of ANX-510. Preliminary median overall survival was 459 days or approximately 15.1 months as estimated by Kaplan-Meier projections. Overall survival is defined as the time from the start of patient dosing until death. Median survival is the point at which 50% of patients in the study are still alive. Out of the 50 patients enrolled in this Phase II study, 28 are confirmed deceased. Response to second line therapy in the 50 patients who completed the ANX-510 Phase II clinical trial was evaluated. Fifty patients completed CoFactor plus 5-FU treatment in the Phase II clinical trial and were followed for second line therapy. Of the 29 patients who received post-study chemotherapy, four patients (13.8 percent) had an objective response, including one complete response. Median overall survival, measured from the initiation of first line treatment, was 15.1 months for the whole population and was 23.0 months for the 33 patients that received second line treatment, which includes four patients who underwent surgical resection.
The development of Thiovir (ANX-201) is continuing. Preclinical studies demonstrated Thiovir activity against HIV-1 and HIV-2 and against complex NRTI (nucleoside reverse transcriptase inhibitor) and NNRTI (non-nucleoside reverse transcriptase inhibitor)-resistant virus. Additional studies using Thiovir with zidovudine (AZT) showed synergistic activity against HIV strains, but without synergistic toxicity in human cells.
In preclinical tests with influenza virus, Thiovir demonstrated antiviral activity against multiple subtypes of influenza B and influenza A, including a hybrid H5N1 avian influenza virus. These studies were conducted using tests measuring specific influenza virus antigen. Thiovir was also found to be active in micro-molar concentrations against herpes simplex virus-1 (HSV-1) and HSV-2 in preclinical testing as measured by virus infection assays in human cell lines.
Preparations continue for the market-enabling study of Vinorelbine emulsion (ANX-530). Preclinical study results showed an improved toxicity profile for ANX-530, an emulsion formulation of the FDA-approved drug vinorelbine tartrate. The study results suggest lower venous toxicity of the emulsion formulation compared to the FDA-approved drug.

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
We have incurred net losses since our inception. As of June 30, 2006, our accumulated deficit was approximately $78 million. We expect to incur substantial and increasing losses for the next several years as we continue development and possible commercialization of new products.
To date, we have funded our operations primarily through sales of equity securities.
Our business is subject to significant risks, including risks inherent in our ongoing clinical trials, the regulatory approval processes, the results of our research and development efforts, commercialization, and competition from other pharmaceutical companies.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are described in more detail in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K. We have identified the following as the most critical accounting policies used in the preparation of our consolidated financial statements.
Recognition of Expenses in Research Contracts. Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, we recognize expenses as the services are provided. Such management assessments generally consist of, but are not limited to, an evaluation by the project manager of the work that has been completed during the period, management of progress prepared internally and/or provided by the third-party service provider, analysis of data that justifies the progress and, finally, management’s judgment. Several of our contracts extend across multiple reporting periods.
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
If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our share-based compensation. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with FAS 123R and the Securities and Exchange

Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. In addition, there are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and by the terms of the existing options will not result in the payment of cash by us. For this reason, and because we do not view share-based compensation as related to our operational performance, we exclude estimated share-based compensation expense when evaluating our business performance.
Results of Operations
Three Months Ended June 30, 2006
Research and Development Expenses. Total research and development expenses were $3.2 million for the three months ended June 30, 2006 compared to $2.2 million for the comparable period in 2005, an increase of $1.0 million or 45%. The quarter to quarter increase in research and development expenses was primarily related to an increase of $452,000 in pre-clinical costs related to the upcoming activities for our Phase III clinical trials of CoFactor. Other factors include an increase employee stock option expense of $139,000, an increase of $197,000 in personnel costs due to hiring related to expansion of our clinical operations, and consulting fees of $190,000. These increases were partially offset by $22,000 in other expenses which were individually insignificant.
We currently expect that our research and development expenses will increase from the level of expenses in the three months ended June 30, 2006 as we ramp up our Phase III pivotal clinical trial of CoFactor for the treatment of metastatic colorectal cancer in the United States, and continue enrolling patients in our Phase IIb clinical trial of CoFactor for the treatment of metastatic colorectal cancer in Europe. The timing and amount of increase in expense will be directly related to the success and speed of patient enrollment in the Phase IIb and Phase III trials.
General and Administrative Expenses. General and administrative expenses were $1.8 million for the three months ended June 30, 2006 compared to $1.1 million for the comparable period in 2005, an increase of $631,000 or 56%. The quarter to quarter increase in general and administrative expenses was due to an increase of $184,000 in employee stock option expense, legal fees of $214,000, a $69,000 listing fee for shares issued to acquire SDP with the American Stock Exchange, LLC, and an increase of $45,000 in compensation expense due to hiring of additional personnel in the finance and marketing departments. The remainder of the fluctuation in general and administrative expenses was caused by individually minor items. We currently expect our general and administrative expenses excluding non-recurring charges to increase as we hire personnel.
Gain (Loss) on Fair Value of Warrants. In July 2005 we issued 10,810,809 warrants to purchase our common stock in conjunction with a private placement. The fair value of these warrants is re-measured at each reporting date with a resulting gain or (loss) recorded on the statement of operations. For the three months ended June 30, 2006, the Company recorded a gain of $18.0 million on the fair value of these warrants.
In-Process Research and Development. In April 2006, the Company acquired SDP as a wholly-owned subsidiary. For the three months ended June 30, 2006, the purchase price of the acquisition of $10,422,130 was recorded as in-process research and development expense.
Interest Income. Interest income for the three months ended June 30, 2006 was $252,000 compared to $65,000 of net interest income for the comparable period in 2005. The increase was attributable to higher invested balances from funds received from our most recent financing in July 2005 and from higher interest rate yields on these balances.
Six Months Ended June 30, 2006
Research and Development Expenses. Total research and development expenses were $5.7 million for the six months ended June 30, 2006 compared to $3.9 million for the comparable period in 2005, an increase of $1.8 million or 45%. The year over year increase in research and development expenses was primarily due to an increase of $383,000 related to clinical trial expenses for our Phase III and Phase IIb clinical trials of CoFactor, $336,000 related to pre-clinical trial and related manufacturing expenses, $272,000 in employee stock option expense, $371,000 in consulting fees, and $356,000 in increased headcount and personnel costs. The remaining $82,000 quarter over quarter increase was caused by other items which were individually insignificant.
As stated above, we currently expect that our research and development expenses will increase from the level of expenses in the six months ended June 30, 2006 as we ramp up our Phase III pivotal clinical trial of CoFactor for the treatment of metastatic colorectal cancer in the United States, and continue enrolling patients in our Phase IIb clinical trial of CoFactor for the treatment of metastatic colorectal cancer in Europe.
General and Administrative Expenses. General and administrative expenses were $3.5 million for the six months ended June 30, 2006 compared to $2.3 million for the comparable period in 2005, an increase of $1.2 million or 54%. The year over year increase in general and administrative expenses was primarily due to an increase of $366,000 for employee stock option expense, $146,000 for consultant stock option expense, $104,000 for the hiring of additional personnel in the finance and marketing and business development departments, $153,000 for legal fees, $125,000 listing fee with the American Stock Exchange, and $180,000 for professional accounting and auditing fees related to the evaluation, testing, and documenting of our system of internal controls over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The remaining increase of $126,000 was caused by individually minor items.
Gain (Loss) on Fair Value of Warrants. The fair value of the warrants issued in July 2005 to purchase our common stock in conjunction with a private placement was measured at $936,000 for the six months ended June 30, 2006. This amount was recorded as a gain on the fair value of warrants in the statement of operations.
In-Process Research and Development. In April 2006, the Company acquired SDP. The purchase price of the acquisition of $10,422,130 was recorded as in-process research and development expense in the quarter ended June 30, 2006.
Interest Income. Interest income for the six months ended June 30, 2006 was $489,000 compared to $102,000 of net interest income for the comparable period in 2005. The increase is attributable to higher interest rates earned in 2006, and a higher average invested balance from proceeds received in a financing we closed in July 2005.
Liquidity and Capital Resources
As of June 30, 2006, our principal sources of liquidity were our cash, cash equivalents and short-term investments which totaled $18.7 million as compared to $22.6 million as of December 31, 2005. This decrease was primarily due to the use of cash to fund research and development and general and administrative expenses. As of June 30, 2006, we held $17.6 million in cash and cash equivalents and $1.1 million in short-term investments. As of June 30, 2006, our short-term investments consisted primarily of commercial paper and U.S. Government Agency securities.
Net cash used in operating activities was $7.2 million during the six months ended June 30, 2006, compared with $5.9 million during the six months ended June 30, 2005. The increase in net cash used in operating activities was primarily due to increased funding for clinical trials, and our increased operating expenses as we added additional personnel in general and administrative functions to support our expanded research and development activities.
Net cash provided by investing activities was $6.6 million during the six months ended June 30, 2006 compared with net cash used in investing activities of $119,000 during the six months ended June 30, 2005. The difference was the result of $11.4 million in proceeds from the sale of short-term investments, of which $4.5 million was used to purchase additional short-term investments, and a $258,000 payment for the acquisition of SDP.
Net cash provided by financing activities was $3.5 million during the six months ended June 30, 2006 compared with $1.1 million during the six months ended June 30, 2005. The cash flows from financing activities for the six months ended June 30, 2006 and June 30, 2005 were primarily proceeds from the exercise of warrants.
Our future capital uses and requirements depend on numerous forward-looking factors and cannot be budgeted with any reasonable certainty. These factors include but are not limited to the following:
•	the timing and results of our clinical trials;

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical development activities;

•	the costs and timing of regulatory approvals;

•	the success of the commercialization of our products;

•	our ability to establish and maintain strategic collaborations;

•	the costs involved in enforcing or defending patent claims and other intellectual property rights;

•	the costs of establishing or expanding manufacturing, sales and distribution capabilities; and

•	the extent to which we license, acquire or invest in other products, technologies and businesses.
To date, we have funded our operations primarily through the sale of equity securities. Through June 30, 2006, we had an accumulated deficit of approximately $78 million, with total additional paid-in capital of approximately $67 million. The $67 million of additional paid-in capital is comprised of $33 million in net proceeds from the sale of equity securities, plus non-cash equity issuances for acquisitions of $25 million, plus other non-cash equity transactions for operating expenses of $9 million. As a result of our private placement which closed on July 28, 2005 and the exercises of warrants through the date of this report we believe that our existing cash and cash equivalents as of June 30, 2006 will be sufficient to meet our projected operating requirements through June 30, 2007.
We currently plan to focus primarily on the clinical trials of CoFactor and the development of Vinorelbine and to develop our other drugs as resources become available. We will continue to finance our operations and capital expenditure needs through the sale of additional equity securities, debt financing or strategic collaboration agreements. We cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on favorable terms. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt financing, which is not likely given our lack of operating revenue, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. In addition, we may not be successful in obtaining collaboration agreements, or in receiving milestone or royalty payments under those agreements. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage the sensitivity of our results of operations to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of June 30, 2006, our investments consisted mostly of cash, commercial paper and U.S. Government debt. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures.
As of June 30, 2006, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

\

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. We are not aware of any pending or threatened lawsuit or proceeding that would have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
If any of the following risks actually occur, our business, results of operations and financial condition could suffer significantly.
We have a substantial accumulated deficit and limited working capital.
We had an accumulated deficit of $78 million as of June 30, 2006. We have had losses from operations and negative cash flow from operations in each year since our inception. We had losses from operations of $2.3 million, $6.7 million and $13.2 million in the years ended December 31, 2003, 2004 and 2005, respectively. We had a loss from operations of $19.2 million in the six months ended June 30, 2006 including a non-recurring charge of $10.4 million for in-process research and development. We used cash from operations of $2.2 million, $5.1 million, $11.6 million and $17.7 million during these same periods.
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
We do not expect to generate positive cash flow from operations for at least the next several years. As a result, substantial additional equity or debt financing for research and development or clinical development will be required to fund our activities. Although we have raised equity financing in the past, including in April 2004 and July 2005, we cannot be certain that we will be able to continue to obtain such financing on favorable or satisfactory terms, if at all, or that it will be sufficient to meet our cash requirements. Any additional equity financing could result in substantial dilution to stockholders, and debt financing, if available, would likely involve restrictive covenants that preclude us from making distributions to stockholders and taking other actions beneficial to stockholders. In connection with certain past warrant issuances by us, we have provided the warrant holders with anti-dilution protections that, among other things, protect them against subsequent issuances by us of common stock at a price per share that is less than the exercise price of the warrants. You could experience additional significant dilution in the future as a result of these provisions if we are required to issue common stock or other equity securities below the exercise prices contained in the warrants. Our ability to raise capital would most likely be impaired if we became ineligible to file shelf registration statements on Form S-3.
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
Many of our likely competitors, such as Merck, Wyeth and Pfizer, will also have significantly greater financial, technical and human resources and will likely be better equipped to develop, manufacture and market products. In addition, many of these competitors have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. A number of these competitors also have products that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, government agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are actively seeking to commercialize the technology they have developed. Companies such as Gilead, Roche and GlaxoSmithKline all have drugs in various stages of development that could become competitors. Other companies, such as Merck Eprova, with which we had a Co-Operation Agreement (2001-2003), may be developing products which could compete with CoFactor. Accordingly, competitors may succeed in commercializing products more rapidly or effectively than us, which would have a material adverse effect on us.

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
Among the uncertainties and risks of the FDA approval process are the following: (i) the possibility that studies and clinical trials will fail to prove the safety and efficacy of the drug, or that any demonstrated efficacy will be so limited as to significantly reduce or altogether eliminate the acceptability of the drug in the marketplace, (ii) the possibility that the costs of development, which can far exceed the best of estimates, may render commercialization of the drug marginally profitable or altogether unprofitable, (iii) the possibility of additional delays in the development of CoFactor, despite the fact that the FDA approved our SPA for proposed Phase III clinical in May of 2006 and that we commenced the trial in the June of 2006, and (iv) the possibility that the amount of time required for FDA approval of a drug may extend for years beyond that which is originally estimated. In addition, the FDA or similar foreign regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in FDA policy and the establishment of additional regulations during the period of product development and FDA review. Similar delays or rejections may be encountered in other countries.
We may not achieve our projected development goals in the time frames we announce and expect.
We set goals for and make public statements regarding timing of the accomplishment of objectives material to our success, such as the commencement and completion of clinical trials. The actual timing of these events can vary dramatically due to factors such as delays or failures in our clinical trials, and the uncertainties inherent in the regulatory approval process. There can be no assurance that our clinical trials will commence or be completed, that we will make regulatory submissions or receive regulatory approvals as planned or that we will be able to adhere to our current schedule for the launch of any of our products. If we fail to achieve one or more of these milestones as planned, the market price of our shares could decline.
Our success will depend on licenses and proprietary rights we receive from other parties, and on any patents we may obtain.
Our success will depend in large part on our ability and our licensors’ ability to (i) maintain patent protection with respect to their drug products, (ii) our ability to maintain our licenses, (iii) defend patents and licenses once obtained, (iv) maintain trade secrets, (v) operate without infringing upon the patents and proprietary rights of others and (vi) obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the U.S. and in foreign countries.
The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. There is no guarantee that we or our licensors have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any of the pending applications or that claims allowed will be sufficient to protect the technology licensed to us. In addition, we cannot be certain that any patents issued to or licensed by us will not be challenged, invalidated, infringed or circumvented, including by our competitors, or that the rights granted thereunder will provide competitive advantages to us.
Litigation, which could result in substantial cost, may also be necessary to enforce any patents to which we have rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights, which may affect our rights. There can be no assurance that our owned or licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. The uncertainty resulting from the mere institution and continuation of any technology-related litigation or interference proceeding could have a material adverse effect on us pending resolution of the disputed matters.
We may also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. There can be no assurance that these agreements will not be breached, invalidated or terminated, that we will have adequate remedies for any breach, or that trade secrets will not otherwise become known or be independently discovered by competitors.

Our license agreements can be terminated in the event of a breach.
The license agreement pursuant to which we license our core technologies for CoFactor and Thiovir permit the licensor, the University of Southern California, to terminate the agreement under certain circumstances, such as the failure by us to use our reasonable best efforts to commercialize the subject drug or the occurrence of any other uncured material breach by us. The license agreements also provide that the licensor is primarily responsible for obtaining patent protection for the technology licensed, and we are required to reimburse the licensor for the costs it incurs in performing these activities. The license agreements also require the payment of specified royalties. Any inability or failure to observe these terms or pay these costs or royalties could result in the termination of the applicable license agreement in certain cases. In the past, we have let lapse certain licenses for drug candidates when we determined that the expense and risk of continued development outweighed the likely benefits of that continued development. The termination of any license agreement could have a material adverse effect on us.
The United States government and the University of Southern California retain certain rights in the technologies we have licensed from them.
The technologies developed by the University of Southern California were developed in part through funding provided by the United States government. Therefore, in addition to the University of Southern California’s termination rights described above, our licenses are subject to a non-exclusive, non-transferable, royalty-free right of the United States government and the University of Southern California to practice the licensed technologies for research and, in the case of the United States government, other governmental purposes on behalf of the United States and on behalf of any foreign government or international organization pursuant to any existing or future treaty or agreement with the United States, but only to the extent the government funded the research. The government also reserves the right to require us to grant sublicenses to third parties when necessary to fulfill public health and safety needs or if we do not reasonably satisfy government requirements for public use of the technology. Although we are currently the only parties licensed to actively develop the technology, we cannot assure you that the government will not in the future require us to sublicense the technology. Any action by the government to force us to issue such sublicenses or development activities pursuant to its reserved rights in the technology would erode our ability to exclusively develop products based on the technology and could materially harm our financial condition and operating results.
Licenses of technology developed through funding provided by the United States government, including the University of Southern California licenses, require that licensees— in this case, us— and our affiliates and sub-licensees agree that products covered by the licenses will be manufactured substantially in the United States. We cannot assure you that we will be able to contract for manufacturing facilities in the United States on favorable terms or obtain waivers of such requirement, or that such requirement will not impede our ability to license our products to others. If we are unable to contract for management facilities in the United States or obtain an appropriate waiver, we risk losing our rights under the University of Southern California licenses, which could materially harm our financial condition and operating results.
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
If a trademark infringement action is commenced against us regarding the use of our corporate name, we could be required to pay monetary damages and/or change our name.
In March of 2005, we received correspondence from Aventis Pharmaceuticals, Inc. and its parent, Sanofi-Aventis (collectively, “Sanofi”) in which Sanofi asserted that our use of the word “ADVENTRX” infringes upon their trademark “AVENTIS” and demanded that we discontinue use of the word ADVENTRX. In May of 2005, we responded with a letter in which we outlined reasons why we do not believe that our name, ADVENTRX, infringes on Sanofi’s trademark, AVENTIS. Since our response, counsel for both parties have exchanged further communications and Sanofi has made further inquiries regarding our use of the “ADVENTRX” mark. These communications are continuing. Sanofi may take legal action in the future, including proceeding with an action for trademark infringement. Depending upon the circumstances, an adverse result in a trademark infringement action could require the payment of monetary damages by us and/or changing our corporate name.
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
Our common stock is quoted on the American Stock Exchange. To continue to be listed, we are required to maintain shareholders equity of $6,000,000 among other requirements. We do not satisfy that requirement as of March 31, 2006. However, the Exchange will not normally consider suspending dealings in, or removing from the list, the securities of a company if the company has a total value of market capitalization of at least $50,000,000 and has at least 1,100,000 shares publicly held, with a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. We currently meet these criteria. If the Exchange were to delist our common stock and suspend trading in our common stock, our common stock would likely trade in the over-the-counter market in the so-called “pink sheets” or, if available, the “OTC Bulletin Board Service.” As a result, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of, our shares.
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
Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing requirements for American Stock Exchange have imposed new duties on us and on our executives, directors, attorneys and independent accountants. In order to comply with these new rules, we have hired additional personnel and used outside legal, accounting and advisory services, which have increased and are likely to continue increasing our operating expenses. In particular, we expect to incur additional administrative expenses as we continue to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, which requires management to extensively evaluate and report on, and our independent registered public accounting firm to attest to, our internal controls. For example, we have incurred significant expenses, and expect to incur additional expenses, in connection with the evaluation, implementation, documentation and testing of our existing and newly implemented control systems. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. If we are unable to achieve full and timely compliance with these regulatory requirements, we could be required to incur additional costs, expend additional money and management time on additional remedial efforts which could adversely affect our results of operations.
Failure to implement effective control systems, or failure to complete our assessment of the effectiveness of our internal control over financial reporting, may subject us to regulatory sanctions and could result in a loss of public confidence, which could harm our operating results.
Pursuant to Section 404 of the Sarbanes-Oxley Act, beginning with our fiscal year ended December 31, 2005, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our independent registered public accounting firm is required to issue an opinion on whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting on an annual basis.
In connection with their required assessment under Section 404 of the Sarbanes-Oxley Act of 2002, our management concluded that our internal controls over financial reporting were effective as of December 31, 2005, and our independent public accountants were able to attest to that assessment. However, in connection with the 2005 year-end audit, our independent public accountants identified certain internal control weaknesses that, although not rising to the level of material weaknesses, were significant deficiencies. Additionally, in prior years (most recently 2004), certain material weaknesses in our internal controls over financial reporting were identified in connection with our annual financial audits. While we believe we remediated the material weaknesses from prior years, including through adopting a new financial accounting system and adding a financial controller to our accounting staff, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence.
If we fail to remedy any material weaknesses which are uncovered in the future, fail to timely complete our assessment, or if our independent registered public accounting firm cannot timely attest to our assessment in the future, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.
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
The price of our common stock has been and is likely to continue to be volatile, and your investment could suffer a decline in value.

The trading price of our common stock has been, and is likely to be, volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:
•	the timing and the results from our clinical trial programs;

•	FDA or international regulatory actions;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	announcements of clinical trial results or new product introductions by our competitors;

•	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;

•	developments concerning intellectual property rights;

•	litigation or public concern about the safety of our potential products;

•	deviations in our business and the trading price of our common stock from the estimates of securities analysts;

•	additions or departures of key personnel; and

•	third party reimbursement policies.
In addition, the stock market in general experiences extreme price and volume fluctuations that are often unrelated and disproportionate to the operating performance of companies.
Sales of substantial amounts of our common stock or the perception that such sales may occur could cause the market price of our common stock to drop significantly, even if our business is performing well.
The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders of shares of common stock. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. In addition, we have filed resale shelf registration statements to register shares of our common stock that may be sold by certain of our stockholders.
Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult, which could depress our stock price.
We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our charter documents provide that our board of directors may issue, without a vote of our stockholders, one or more series of preferred stock that has more than one vote per share. This could permit our board of directors to issue preferred stock to investors who support our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in the price of our common stock and a decline in interest in the stock, which could make it more difficult for stockholders to sell their shares. This could cause the market price of our common stock to drop significantly, even if our business is performing well. Our bylaws also limit who may call a special meeting of stockholders and establish advance notice requirements for nomination for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future. In addition, provisions of certain contracts, such as employment agreements with our executive officers, may have an anti-takeover effect. In connection with a July 2005 private placement, we agreed with the investors in that transaction that we would not implement certain additional measures that would have an anti-takeover effect, as described below.
In July 2005, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with (i) Icahn Partners LP, Icahn Partners Master Fund LP and High River Limited Partnership (the “Icahn Funds”); (ii) Viking Global Equities LP and VGE III Portfolio Ltd. (the “Viking Funds”), and (iii) certain other investors (the “Purchase Agreement”). Pursuant to the Purchase Agreement, we sold 4,324,324 shares of our common stock to the Icahn Funds for an aggregate purchase price of approximately $8,000,000 and issued to the Icahn Funds warrants to purchase 4,324,324 shares of our common stock at an exercise price of $2.26 per share. Pursuant to the

Purchase Agreement, we also sold 3,783,783 shares of our common stock to the Viking Funds for an aggregate purchase price of approximately $7,000,000 and issued to the Viking Funds warrants to purchase 3,783,783 shares of our common stock at an exercise price of $2.26 per share. We believe that the Icahn Funds and the Viking Funds are each the beneficial holder of more than five percent of our outstanding common stock. We believe that Keith Meister, a member of our Board of Directors who was appointed pursuant to our agreements with the Icahn Funds and the Viking Funds, may be deemed to be the beneficial owner of the shares beneficially owned by the Icahn Funds.
In the Purchase Agreement, we agreed to enter into a Rights Agreement (the “Icahn/ Viking Agreement”) upon the closing of the transaction with the Icahn Funds and the Viking Funds (together, the “Icahn/ Viking Investors”). Pursuant to the Icahn/ Viking Agreement, which is dated July 27, 2005, we agreed to propose to our stockholders the approval of the Classified Board Prohibition Amendment and the Poison Pill Prohibition Amendment, both of which were approved by our stockholders.
The Classified Board Prohibition Amendment prohibits us from dividing our Board of Directors into classes. Each of our directors, whether elected or appointed to our Board of Directors, would hold office until our next annual meeting of stockholders following such election or appointment. The prohibition would cease upon the earlier of (i) July 27, 2012; (ii) the date that the Icahn/ Viking Investors, collectively, hold less than 4,054,053 of our shares (subject to certain adjustments) that the Icahn/Viking Investors purchased (or for which they exercise warrants for common stock issued) pursuant to the Securities Purchase Agreement, dated July 21, 2005; and (iii) the time of (A) any acquisition of us by means of merger, consolidation or other form of corporate reorganization (other than a reincorporation transaction or change of domicile) following which the holders of our outstanding voting securities immediately prior to the transaction do not hold equity securities representing a majority of the voting power of the surviving or resulting entity immediately following the transaction or (B) a sale of all or substantially all of our assets other than to a buyer in which the holders of our outstanding voting securities immediately prior to such sale hold (in their capacity as such) equity securities representing a majority of the voting power immediately following such sale (such earlier date set forth in (i), (ii) and (iii), the “Prohibition Termination Date”).
A classified board of directors could serve to protect our stockholders against unfair treatment in takeover situations, by making it more difficult and time-consuming for a potential acquirer to take control of our Board of Directors. A company may also adopt a classified board of directors to ensure stability in the board of directors and thereby improve long-term planning which arguably benefits stockholders. Any benefit to us and our stockholders from instituting a classified board in these and other circumstances would be unavailable while the Classified Board Prohibition Amendment remains a part of our restated certificate of incorporation.
The Poison Pill Prohibition Amendment prohibits us from adopting or approving any “rights plan,” “poison pill” or other similar plan, agreement or device (a “Poison Pill”) designed to prevent or make more difficult a hostile takeover of us by increasing the cost to a potential acquirer of such a takeover either through the issuance of new rights, shares of common stock or preferred stock or any other security or device that may be issued to stockholders of our company, other than all of our stockholders, that carry severe redemption provisions, favorable purchase provisions or otherwise. The foregoing provisions would cease to be of any force or effect upon the Prohibition Termination Date.
Poison Pills are adopted for the purpose of making a hostile takeover prohibitively expensive for a hostile acquirer. Customarily, Poison Pills provide that the company issue a large number of new shares of capital stock, often preferred stock, to existing stockholders other than the hostile acquirer when the hostile acquirer has acquired a certain percentage of the outstanding stock — often 15%. The newly issued shares customarily have harsh redemption and/or conversion features that would cause an immediate dilution of the target company’s outstanding stock to the detriment of the hostile acquirer. Because of these severe redemption and/or conversion features, customarily a potential acquirer will not acquire a number of shares that would trigger the Poison Pill and would instead negotiate with the board of directors of the target company to amend the Poison Pill so that it will not apply to the acquirer’s attempt to take over the target company or terminate the Poison Pill. Any benefit to us and our stockholders from adopting a poison pill in these and other circumstances would be unavailable while the Poison Pill Prohibition Amendment remains a part of our restated certificate of incorporation.
Pursuant to the Icahn Viking Agreement with the Icahn/Viking Investors, we also agreed to the following:
•	to grant the Icahn/Viking Investors the right to consent to any issuance of securities by us at a per share price lower than the Warrant exercise price for up to one year, with certain enumerated exceptions;

•	to grant the Icahn/Viking Investors the right to participate in sales of securities for the next seven years, with certain enumerated exceptions set forth in the Icahn/Viking Agreement, including the right to purchase (i) up to 50% of securities sold in a public offering if the offering price is equal to or below $8.00 per share, (ii) up to 20% of the securities sold in a public offering if the offering price is above $8.00 per share, and (iii) up to 50% of the securities sold in a private offering;

•	to obtain stockholder approval of any change of control transaction; and

•	to expand the size of the Board of Directors by one member and appoint a nominee of the Icahn/Viking Investors. Thereafter, for so long as the Icahn/Viking Investors hold the participation rights described above, we are required to nominate a nominee selected by them to our Board of Directors.
At a meeting on August 9, 2005, our Board of Directors expanded the size of our Board from five (5) to six (6) and appointed Mr. Keith Meister, the designee of the Icahn/Viking Investors, to our Board of Directors.
Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in aggregate, beneficially own approximately 32% of our outstanding common stock as of June 30, 2006. These persons, if acting together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of our company at a premium price even if beneficial to our other stockholders.
Because we do not expect to pay dividends in the foreseeable future, you must rely on stock appreciation for any return on your investment.
We have paid no cash dividends on any of our capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The information required by this Item has been previously furnished on certain Current Reports on Form 8-K filed by the Company.
Item 3. Default upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
The annual stockholders meeting of the Company was held on May 15, 2006. Stockholders re-elected M. Ross Johnson, Evan M. Levine, Michael M. Goldberg, Mark J. Pykett, Mark Bagnall and Keith Meister as directors, consisting of all of the directors standing for re-election. In addition, stockholders ratified the appointment of J.H. Cohn LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2006.
     The following table shows the tabulation of the votes cast in connection with these matters:

		Votes
		Against/	Votes	Broker
Proposal	Votes For	Withheld	Abstained	Non-Votes
Election of Directors
M. Ross Johnson	50,846,535	126,314

Evan M. Levine	50,847,135	125,714

Michael M. Goldberg	50,847,535	125,314

Mark J. Pykett	50,844,635	128,214

Mark Bagnall	50,846,535	126,314

Keith Meister	50,427,013	545,836

Ratification of J.H. Cohn LLP	50,003,128	18,870	950,851
Item 5. Other information
     Not applicable
Item 6. Exhibits
An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.
Date: August 9, 2006	By:	/s/ Evan M. Levine President and Chief Executive Officer

ADVENTRX Pharmaceuticals, Inc.
Date: August 9, 2006	By:	/s/ Carrie Carlander Chief Financial Officer, Treasurer and Vice President, Finance
ADVENTRX Pharmaceuticals, Inc.

Exhibit Index

Exhibit	Description

2.1(3)	Agreement and Plan of Merger, dated April 7, 2006, by and among the Registrant, Speed Acquisition, Inc., SD Pharmaceuticals, Inc. and certain individuals named therein (including exhibits thereto)

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1(4)	Compensation payable to our directors for their service on our board and associated committees, effective as of May 15, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certifications*

(1)	Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006

(2)	Incorporated by reference to our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 2, 2001

(3)	Incorporated by reference to our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 1, 2006

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of ADVENTRX Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.