Form 10-Q/A
period 2006-06-30
ADVENTRX PHARMACEUTICALS INC
filed 2006-10-30
CIK 1160308

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
     ADVENTRX Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Commission on August 9, 2006, solely to add Exhibits 4.1 and 4.2 and the required disclosure under Part II, Item 5 (Other Information), which were inadvertently omitted.
     Except as described above, this Amendment No. 1 on Form 10-Q/A does not modify or update any information reported in the original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, and it does not reflect events occurring after the date of filing of that original Quarterly Report. This Form 10-Q/A should be read in conjunction with the Company’s other filings with the Commission subsequent to the filing of the original Quarterly Report.

PART II – OTHER INFORMATION
Item 5. Other Information
Item 6. Exhibits
Signatures
Exhibit Index
EXHIBIT 4.1
EXHIBIT 4.2
EXHIBIT 31.1
EXHIBIT 31.2

PART II – OTHER INFORMATION
Item 5. Other Information
     On April 6, 2006, our Board of Directors extended the termination date of a common stock purchase warrant we issued to M. Ross Johnson, the Company’s Chairman, on June 10, 1999. The warrant was originally set to expire on June 9, 2006. As amended, this warrant will terminate as of 5:01 p.m. on December 31, 2006. The warrant was not otherwise modified. Mr. Johnson was effectively unable to exercise this warrant during its original term as a result of a series of “black-out” periods to which he was subject as one of our directors. We believed it was inappropriate to penalize Mr. Johnson financially for his long-term service to us as a director. The change in value of the warrant due to the extension of its termination date was insignificant. The warrant, as amended, is filed as Exhibit 4.1 to this Quarterly Report.
     On May 1, 2006, our Board of Directors recognized that, due to an administrative oversight, a warrant to purchase 50,000 shares of our common stock at an exercise price of $2.50 per share issued to Emisphere Technologies, Inc. had not been delivered to Emisphere. On May 1, 2006, our Board of Directors ratified the issuance of this warrant and directed management to deliver the warrant to Emisphere. Michael M. Goldberg, M.D., the chairman and chief executive officer of Emisphere, is a member of our Board of Directors. The warrant is filed as Exhibit 4.2 to this Quarterly Report.
Item 6. Exhibits
     An Exhibit Index has been attached as part of this Form 10-Q/A and is incorporated herein by reference

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.
Date: October 27, 2006	By:	/s/ Evan M. Levine
Chief Executive Officer

ADVENTRX Pharmaceuticals, Inc.
Date: October 27, 2006	By:	/s/ Robert A. Daniel
Acting Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description
2.1(3)	Agreement and Plan of Merger, dated April 7, 2006, by and among the Registrant, Speed Acquisition, Inc., SD Pharmaceuticals, Inc. and certain individuals named therein (including exhibits thereto)

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1	Warrant to Purchase Common Stock issued on June 10, 1999 to M. Ross Johnson, as amended

4.2	Warrant to Purchase Common Stock issued on April 12, 2002 to Emisphere Technologies, Inc.

10.1(4)	Compensation payable to our directors for their service on our board and associated committees, effective as of May 15, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

(1)	Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

(2)	Incorporated by reference to our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 2, 2001.

(3)	Incorporated by reference to our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 1, 2006.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006.