Form 10-Q
period 2007-03-31
ADVENTRX PHARMACEUTICALS INC
filed 2007-05-08
CIK 1160308

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 001-32157

ADVENTRX Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1318182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6725 Mesa Ridge Road, Ste 100, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐       No    ☑
The number of shares outstanding of the registrant’s common stock, $.001 par value, as of May 4, 2007 was 89,706,739.

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	a. Condensed Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	3

	b. Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 and for the period from inception (June 12, 1996) through March 31, 2007 (Unaudited)	4

	d. Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and for the period from inception (June 12, 1996) through March 31, 2007 (Unaudited)	5

	e. Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

	SIGNATURES	19
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$20,954,573	$25,974,041
Short-term investments	26,485,512	25,771,406
Interest receivable	131,524	80,338
Prepaid expenses	612,286	511,327

Total current assets	48,183,895	52,337,112

Property and equipment, net	387,509	402,968
Other assets	58,305	58,305

Total assets	$48,629,709	$52,798,385

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$98,596	$480,402
Accrued liabilities	1,906,948	1,675,226
Accrued compensation and payroll taxes	777,664	292,896

Total current liabilities	2,783,208	2,448,524
Long-term liabilities	30,323	35,674

Total liabilities	2,813,531	2,484,198

Commitments and contingencies

Stockholders’ equity:
Preferred stock; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 89,676,739 shares issued and outstanding	89,678	89,678
Additional paid-in capital	127,909,082	127,283,524
Deficit accumulated during the development stage	(82,180,739)	(77,056,925)
Accumulated other comprehensive loss	(1,843)	(2,090)

Total stockholders’ equity	45,816,178	50,314,187

Total liabilities and stockholders’ equity	$48,629,709	$52,798,385

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(unaudited)

			Inception
			(June 12, 1996)
			through
	Three months ended March 31,		March 31,
	2007	2006	2007
		(Note 1)	(Note 1)
Revenues:
Net sales	$—	$—	$174,830
Cost of goods sold	—	—	51,094

Gross margin	—	—	123,736
Grant revenue	—	—	129,733
Licensing revenue	500,000	—	500,000

Total revenues	500,000	—	753,469

Operating expenses:
Research and development	3,384,660	2,483,858	31,542,624
Selling, general and administrative	2,809,449	1,735,172	27,380,185
Depreciation and amortization	51,889	37,113	10,484,138
In-process research and development	—	—	10,422,130
Impairment loss — write off of goodwill	—	—	5,702,130
Equity in loss of investee	—	—	178,936

Total operating expenses	6,245,998	4,256,143	85,710,143

Loss from operations	(5,745,998)	(4,256,143)	(84,956,674)
Interest income	622,184	236,527	2,485,243
Interest expense	—	—	(179,090)

Loss before cumulative effect of change in accounting principle	(5,123,814)	(4,019,616)	(82,650,521)

Cumulative effect of change in accounting principle	—	—	(25,821)

Net loss	(5,123,814)	(4,019,616)	(82,676,342)

Preferred stock dividends	—	—	(621,240)

Net loss applicable to common stock	$(5,123,814)	$(4,019,616)	$(83,297,582)

Loss per common share — basic and diluted	$(0.06)	$(0.06)

Weighted average shares outstanding — basic and diluted	89,676,739	67,976,352

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			Inception
			(June 12, 1996)
			through
	Three months ended March 31,		March 31,
	2007	2006	2007
		(Note 1)	(Note 1)
Cash flows from operating activities:
Net loss	$(5,123,814)	$(4,019,616)	$(82,676,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,889	37,113	10,034,138
In-process research and development	—	—	10,422,130
Share-based compensation for employee awards	600,009	444,655	4,432,586
Expense related to stock options issued to non-employees	25,549	94,346	223,323
Expenses paid by issuance of common stock	19,583	88,920	1,282,622
Expenses paid by issuance of warrants	—	—	573,357
Expenses paid by issuance of preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Accretion of discount on investments in securities	(282,792)	(68,209)	(637,433)
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write-off of goodwill	—	—	5,702,130
Equity in loss of investee	—	—	178,936
Write-off of license agreement	—	—	152,866
Write-off of assets available for sale	—	—	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
Increase in prepaid and other assets	(171,728)	(77,976)	(990,734)
Increase in accounts payable and accrued liabilities	334,684	511,533	2,959,915
Increase (decrease) in other long-term liabilities	(5,351)	—	30,323

Net cash used in operating activities	(4,551,971)	(2,989,234)	(46,943,825)

Cash flows from investing activities:
Purchases of short-term investments	(13,681,067)	(3,874,000)	(59,404,698)
Proceeds from sales and maturities of short-term investments	13,250,000	6,705,000	33,554,776
Purchases of property and equipment	(36,430)	(18,671)	(874,569)
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired from acquisitions, net of cash paid	—	—	32,395
Issuance of note receivable — related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by (used in) investing activities	(467,497)	2,812,329	(26,307,303)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	4,200,993
Proceeds from sale of common stock	—	—	84,151,342
Proceeds from exercise of stock options	—	—	270,751
Proceeds from sale or exercise of warrants	—	2,425,200	11,382,894
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	—	(63,620)	(6,483,809)
Payments of notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718

Net cash provided by financing activities	—	2,361,580	94,205,701

Net increase (decrease) in cash and cash equivalents	(5,019,468)	2,184,675	20,954,573
Cash and cash equivalents at beginning of period	25,974,041	14,634,618	—

Cash and cash equivalents at end of period	$20,954,573	$16,819,293	$20,954,573

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Summary of Significant Accounting Policies

Basis of Presentation. ADVENTRX Pharmaceuticals, Inc., a Delaware corporation (“ADVENTRX,” “we” or the “Company”) prepared the unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006 (“2006 Annual Report”). The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements included in the 2006 Annual Report. In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. Certain amounts in the prior periods have been reclassified to conform to the current year presentation.

Since our inception, we have reported accumulated net losses of approximately $82.7 million and recurring negative cash flows from operations. In order to maintain sufficient cash and investments to fund future operations, we anticipate raising additional capital in the next 12 months through various financing alternatives including licensing or selling our technologies or through the sale of our common stock. The balance of securities available for sale under our existing shelf registration was approximately $60.0 million as of March 31, 2007. We believe our cash, cash equivalents and investments in securities of approximately $47.4 million as of March 31, 2007 will be sufficient to sustain our planned level of operations for at least the next 12 months.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SD Pharmaceuticals, Inc. and ADVENTRX (Europe) Ltd. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Management Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Change in Accounting Principle for Registration Payment Arrangements. In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“FAS”) No. 5, Accounting for Contingencies, which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for our consolidated financial statements issued for the year beginning January 1, 2007, and interim periods within that year.

On January 1, 2007, we adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our July 2005 financing (the “July 2005 Registration Payment Arrangement”). As of January 1, 2007 and March 31, 2007, management determined that it was not probable that we would have any payment obligation under the July 2005 Registration Payment Arrangement; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, the warrant liability account was eliminated and the comparative condensed consolidated financial statements of prior periods and as of December 31, 2006 have been adjusted to apply the new method retrospectively. The following financial statement line items for the three months ended March 31, 2007 and 2006 were affected by the change in accounting principle:
Consolidated Statements of Operations

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
Three Months Ended March 31, 2007
Loss from operations	$(5,745,998)	$(5,745,998)	$—
Gain on fair value of warrants	4,842,930	—	(4,842,930)
Net loss	(280,884)	(5,123,814)	(4,842,930)
Net loss per share	$—	$(0.06)	$(0.06)

Inception (June 12, 1996) Through March 31, 2007
Loss from operations	$(84,956,674)	$(84,956,674)	$—
Loss on fair value of warrants	(7,396,758)	—	7,396,758
Net loss	(90,073,100)	(82,676,342)	7,396,758
Net loss applicable to common stock	(90,694,340)	(83,297,582)	7,396,758

	As Originally		Effect of
	Reported	As Adjusted	Change
Three Months Ended March 31, 2006
Loss from operations	$(4,256,143)	$(4,256,143)	$—
Loss on fair value warrants	(17,027,065)	—	17,027,065
Net loss	(21,046,681)	(4,019,616)	17,027,065
Net loss per share	$(0.31)	$(0.06)	$0.25

Inception (June 12, 1996)Through March 31, 2006
Loss from operations	$(53,630,352)	$(53,630,352)	$—
Loss on fair value warrants	(28,606,725)	—	28,606,725
Net loss	(81,507,124)	(52,900,399)	28,606,725
Net loss applicable to common stock	(82,128,364)	(53,521,639)	28,606,725
Consolidated Balance Sheet

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
March 31, 2007
Warrant liability	$25,513,509	$—	$(25,513,509)
Total liabilities	28,327,040	2,813,531	(25,513,509)
Additional paid-in capital	109,792,331	127,909,082	18,116,751
Deficit accumulated during the development stage	(89,577,497)	(82,180,739)	7,396,758
Total stockholders’ equity	20,302,669	45,816,178	25,513,509

	As Originally		Effect of
	Reported	As Adjusted	Change
December 31, 2006
Warrant liability	$30,356,439	$—	$(30,356,439)
Total liabilities	32,840,637	2,484,198	(30,356,439)
Additional paid-in capital	109,166,773	127,283,524	18,116,751
Deficit accumulated during the development stage	(89,296,613)	(77,056,925)	12,239,688
Total stockholders’ equity	19,957,748	50,314,187	30,356,439

As a result of the accounting change, the cumulative effect of the change on our consolidated stockholders’ equity as of January 1, 2006 is as follows:

	As Originally		Effect of
	Reported	As Adjusted	Change
January 1, 2006
Additional paid-in capital	$52,105,329	$70,222,080	$18,116,751
Deficit accumulated during the development stage	(59,964,840)	(48,385,180)	11,579,660
Total stockholders’ equity (deficit)	(7,828,616)	21,867,795	29,696,411
Consolidated Statements of Cash Flows

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change
March 31, 2007
Net loss	$(280,884)	$(5,123,814)	$(4,842,930)
Gain on value of warrant liability	(4,842,930)	—	4,842,930

Inception (June 12, 1996) through March 31, 2007
Net loss	$(90,073,100)	$(82,676,342)	$7,396,758
Loss on value of warrant liability	7,396,758	—	(7,396,758)

	As Originally		Effect of
	Reported	As Adjusted	Change
March 31, 2006
Net loss	$(21,046,681)	$(4,019,616)	$17,027,065
Loss on value of warrant liability	17,027,065	—	(17,027,065)

Inception (June 12, 1996) through March 31, 2006
Net loss	$(81,507,124)	$(52,900,399)	$28,606,725
Loss on value of warrant liability	28,606,725	—	(28,606,725)
Income Taxes. In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements only if the position is more likely than not of being sustained upon an examination by tax authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for us as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings in the year of adoption. We adopted FIN 48 on January 1, 2007, which did not have a material impact on our consolidated results of operations or financial position. See Note 4.
Computation of Net Loss per Common Share. We calculate basic and diluted net loss per common share in accordance with the FAS No. 128, Earnings Per Share. Basic net loss per common share was calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per common share was calculated by dividing the net loss for the period by the weighted-average number of common stock equivalents outstanding during the period. For purposes of this calculation, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. We have excluded the following options and warrants from the calculation of diluted net loss per common share for the three months ended March 31, 2007 and 2006 because their effect is anti-dilutive:

	Three Months Ended March 31,
	2007	2006
Warrants	13,458,549	17,737,100
Options	4,297,957	3,113,000

	17,756,506	20,850,100

Comprehensive Loss. Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on short-term investments. Our components of comprehensive loss consist of net loss and unrealized gains or losses on short-term investments in securities. For the three months ended March 31, 2007 and 2006 and the period from inception (June 12, 1996) through March 31, 2007, comprehensive loss was $5.1 million, $4.0 million and $82.7 million, respectively.

Share-Based Payments. Estimated share-based compensation expense related to stock options granted to employees for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
	2007	2006
Selling, general and administrative expense	$346,305	$311,195
Research and development expense	253,704	133,460

Share-based compensation expense before taxes	600,009	444,655
Related income tax benefits	—	—

Share-based compensation expense	$600,009	$444,655

Net share-based compensation expense per common share — basic and diluted	$0.01	$0.01

Since we have a net operating loss carryforward as of March 31, 2007, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statement of operations. There were no employee stock options exercised in the three months ended March 31, 2007 and 2006.
At March 31, 2007, total unrecognized estimated compensation cost related to nonvested employee share-based awards granted prior to that date was $5.2 million, which is expected to be recognized over a weighted-average period of 3.5 years. During the three months ended March 31, 2007 and 2006, we granted 652,333 and 656,000 stock options, respectively, to our employees with the estimated weighted-average grant-date fair value of $2.51 and $3.35 per share, respectively. The assumptions used in the Black-Scholes option-valuation model to estimate the grant-date fair value for employee option grants during the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Weighted expected volatility	138.1%	89.5%
Expect term (in years)	6.1	5.0
Risk-free interest rate	4.7%	4.1% – 4.52%
Dividend yield	0	0
Supplementary Cash Flow Information. Noncash investing and financing transactions excluded from the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 and for the period from inception (June 12, 1996) through March 31, 2007 are as follows:

			Inception
			(June 12, 1996)
	Three months ended March 31,		through
	2007	2006	March 31, 2007
Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$179,090
Income taxes paid	—	—	—

Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	$—	$—	$1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	—	—	2,705
Acquisitions	—	—	24,781,555
Payment of dividends	—	—	213,000
Financial advisor services in conjunction with private placement	—	—	1,137,456
Acquisition of treasury stock in settlement of a claim	—	—	34,747
Cancellation of treasury stock	—	—	(34,747)
Assumptions of liabilities in acquisitions	—	—	1,235,907
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	—	13	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available for sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Unrealized (gain) loss on short-term investments	(247)	964	1,843

Recent Accounting Pronouncements. In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. FAS 159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. We do not expect adoption of FAS 159 will have a material impact on our consolidated results of operations or financial position.

2.	Registration Payment Arrangement

On July 21, 2005, we entered into a securities purchase agreement (the “Agreement”) with certain accredited institutional investors (the “Purchasers”) for the sale of 10,810,809 shares of our common stock (the “Shares”) at a purchase price of $1.85 per share for aggregate gross proceeds of $19,999,997. In connection with this financing, we issued the Purchasers seven-year warrants to purchase 10,810,809 shares of our common stock (the “Warrant Shares”) at an exercise price of $2.26 per share. We received net proceeds of $18,313,751, after deducting commissions and offering fees and expenses, which included cash payments of $1,403,000 to placement agents and $283,246 in legal and accounting fees.

Pursuant to the terms of the Agreement, if (i) a registration statement covering (A) all of the Shares and the Warrant Shares and (B) any other shares of common stock issued or issuable in respect to the Shares and the Warrant Shares because of stock splits, stock dividends, reclassifications, recapitalizations or similar events (together, the “Registrable Shares”) required to be covered thereby and required to be filed by us is (A) not filed with the SEC on or before 45 days after the closing of such financing (a “Filing Failure”) or (B) if such registration statement is not declared effective by the SEC on or before 90 days after the closing of such financing (an “Effectiveness Failure”) or (ii) on any day after the effective date of the registration statement sales of all the Registrable Shares required to be included on such registration statement cannot be made (other than as permitted during a suspension pursuant to the Agreement) pursuant to such registration statement (including, without limitation, because of a failure to keep the registration statement effective, to disclose such information as is necessary for sales to be made pursuant to such registration statement or to register sufficient shares of Shares) (a “Maintenance Failure”), then, we will be obligated, without limiting any other remedies of any Purchaser, to pay as liquidated damages (the “Liquidated Damages”) for such failure and not as a penalty to any Purchaser an amount in cash determined in accordance with the formula set forth below:
•	For each 30-day period that a Filing Failure, Effectiveness Failure or Maintenance Failure remains uncured, we will pay an amount equal to the purchase price paid to us for all Shares then held by such Purchaser multiplied by 1% for the first 30-day period or any portion thereof and increasing by an additional 1% with regard to each additional 30-day period until such Filing Failure, Effectiveness Failure or Maintenance Failure is cured.

•	For any partial 30-day period in which a Filing Failure, Effectiveness Failure or Maintenance Failure exists but is cured prior to the end of the 30-day period, we will pay the Purchasers a pro rata portion of the amount which would be due if the failure continued for the entire 30-day period. For example, if the purchase price paid for all Shares then held by a Purchaser is $5,000,000, then, (a) at the end of the 30th day, the Liquidated Damages would be 1% or $50,000, (b) at the end of the 60th day, the Liquidated Damages for the first 30-day period would have been 1% or $50,000 and for the second 30-day period would be 2% or $100,000, and (c) at the end of the 105th day, the Liquidated Damages for the first 30-day period would have been 1% or $50,000, for the second 30-day period 2% or $100,000, for the third 30-day period 3% or $150,000, and for the final 15-day period, 4% applied pro rata to such 15 days, or $100,000.

There is no cap to the amount of Liquidated Damages that we may be obligated to pay. Payments to be made pursuant to the July 2005 Registration Payment Arrangement will be due and payable to the Purchasers at the end of each calendar month during which Liquidated Damages will have accrued. No Liquidated Damages will be due or payable to a Purchaser in any event if as of the date of the Filing Failure, Effectiveness Failure or Maintenance Failure such Purchaser could sell all of the Registrable Shares such Purchaser then holds without registration by reason of Rule 144(k) of the Securities Act.

The registration statement was filed and declared effective by the SEC on September 2, 2005, which was within the allowed time. As of May 4, 2007, we have not incurred nor paid any Liquidated Damages in connection with the July 2005 Registration Payment Arrangement.

Effective January 1, 2007, we accounted for the July 2005 Registration Payment Arrangement under the provisions of FSP EITF 00-19-2. See Note 1, Significant Accounting Policies — Change in Accounting Principle for Registration Payment Arrangement, for a detailed discussion. As of May 4, 2007, management determined that it is not probable that we will be obligated to pay any Liquidated Damages in connection with the July 2005 Registration Payment Arrangement. Accordingly, no accrual for contingent obligation is required at March 31, 2007.

3.	License Fee Revenue

In October 2006, we entered into a license agreement with Theragenex, LLC, a life science and technology company. Under the agreement, we granted Theragenex exclusive rights to develop and commercialize ANX-211, or chitosan gel, in the U.S. in exchange for a licensing fee of $1.0 million ($500,000 of which we received in January 2007, with the remainder due in June 2007), a $1.0 million milestone payment that will be due within 45 days of the launch of each licensed product, and royalties of 15% to 20% on licensed product sales by Theragenex or its sublicensees or affiliates, depending on sales levels. Theragenex, through its wholly-owned subsidiary, TRx Pharma, plans to launch the first licensed product, ZANAFLU®, in the 2007 cold and influenza season. The license agreement remains in effect through the later of the latest date on which the last licensed product is covered by a valid patent claim or 20 years from the date of the first commercial sale of the last licensed product. Either party may terminate the agreement if the other materially breaches or materially defaults in the performance or observance of any of the provisions of the agreement. In addition, either party may, upon notice, terminate the agreement, if the other party admits in writing that it is generally unable to meet its debts when due, or upon the filing of bankruptcy, reorganization, liquidation or receivership proceedings involving such party. Theragenex may terminate the agreement at any time, upon 90 days’ written notice, if Theragenex concludes in good faith, based on technical information learned by it following execution of the agreement, that there is no reasonable likelihood of a commercially viable licensed product. In accordance with the provisions of the SEC’s Staff Accounting Bulletin Topic 13, Revenue Recognition (“Topic 13”), we recognized $500,000 of the license fee as revenue in the three months ended March 31, 2007, because our performance obligations were complete, collectibility was assured and we had no continuing obligations for performance under the agreement.

4.	Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007, which did not materially impact our consolidated results of operations or financial position. No unrecognized tax benefits were recorded as of the date of adoption. As a result of the implementation of FIN 48, we did not recognize any liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at March 31, 2007 and at December 31, 2006, and have not recognized interest and/or penalties in the consolidated statement of operations for the three months ended March 31, 2007.

At January 1, 2007, we had net deferred tax assets of $20.0 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryfowards, federal and state R&D credit carryforwards, share-based compensation expense and intangibles. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax asset. Additionally, the future utilization of our net operating loss and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred, however, we plan to complete a Section 382/383 analysis regarding the limitation of the net operating losses and research and development credits. When this analysis is completed, we plan to update our unrecognized tax benefits under FIN 48. Therefore, we expect that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, we cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

5.	Commitments and Contingencies

In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty. Management is not aware of any pending or threatened lawsuit or proceedings that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under Item 1A of Part II, “Risk Factors.”
Forward Looking Statements
This Quarterly Report on Form 10-Q, particularly in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy, clinical trials, partnering arrangements and plans and objectives of management for future operations. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part I, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006 and those discussed in other documents we filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Overview
We are a biopharmaceutical research and development company focused on commercializing proprietary product candidates for the treatment of cancer and infectious diseases. We seek to improve the performance and safety of existing therapeutic products by addressing significant problems such as drug metabolism, bioavailability, excessive toxicity and treatment resistance. Our research and development programs include full clinical and preclinical development programs for new chemical entities for the treatment of various cancers and for the treatment of human immunodeficiency virus, or HIV. We are also developing novel emulsion formulations of several currently marketed products for which we anticipate seeking marketing approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, which may allow us to obtain marketing approval of these product candidates on timelines shorter than those associated with traditional development of new chemical entities. We have licensed the U.S. rights to ANX-211, or chitosan gel, to Theragenex LLC that has the potential of generating milestone payments and royalties on product sales beginning in late 2007, and we are in active licensing discussions regarding several of our drug candidates, including our lead product candidate ANX-510 (CoFactor®).
We are currently engaged in clinical development of CoFactor for the treatments of metastatic colorectal cancer and advanced breast cancer. In mid-2006, we began a 1,200-patient Phase 3 clinical trial of CoFactor for the treatment of metastatic colorectal cancer. Enrollment in this trial is currently underway and we anticipate completing enrollment in 2008. Our 300-patient, Phase 2b clinical trial of CoFactor for the treatment of metastatic colorectal cancer is nearing completion and we expect to announce results later in 2007. Also, in December 2006 we began a 31-patient Phase 2 clinical trial of CoFactor for the treatment of advanced breast cancer. Enrollment for that trial is also underway and we anticipate completing enrollment later in 2007.
We are also engaged in clinical development of ANX-530 (vinorelbine emulsion), a new formulation of vinorelbine tartrate, for the treatment of non-small cell lung cancer. We anticipate seeking marketing approval of ANX-530 under Section 505(b)(2) of the FDCA.

In December 2006, we initiated a 28-patient bioequivalency clinical trial of ANX-530 compared with the currently marketed drug, vinorelbine tartrate. The United States Food and Drug Administration, or FDA, previously indicated that a single 28-patient clinical trial that demonstrates bioequivalence between our emulsion formulation of vinorelbine and the currently marketed product should be sufficient to support filing a new drug application, or NDA, with the FDA. Patient recruitment in the study began in the first quarter of 2007. We anticipate completing enrollment and final data analysis in the second half of 2007. If the study demonstrates bioequivalence, we expect to file an NDA for ANX-530 with the FDA by the end of 2007.
We are engaged in preclinical development of several other product candidates for both cancer and infectious diseases. Preclinical development of ANX-201 (thiophosphonoformate) for the treatment of HIV is ongoing, and we anticipate filing an Investigational New Drug Application, or IND, and initiating a Phase 1/2 clinical trial later in 2007. Additionally, we are engaged in preclinical pharmacokinetic testing of our emulsion formulation product candidates ANX-016 (vancomycin emulsion), for the treatment of certain bacterial infections, and ANX-514 (docetaxel emulsion), for the treatment of certain cancers. Furthermore, we are evaluating potential clinical development of ANX-015 (clarithromycin emulsion). We could commence clinical evaluation on one or more of these emulsion formulation product candidates by the end of 2007. If we are successful in obtaining the FDA’s concurrence in applying the provisions in Section 505 (b)(2), such clinical evaluation work should constitute a marketing-enabling study.
In connection with licensed products, we anticipate that Theragenex, through its wholly-owned subsidiary, TRx Pharma, will launch the first licensed product, ZANAFLU®, for the treatment of the common cold and influenza for the 2007 cold and influenza season. In October 2006, we licensed U.S. rights to ANX-211, one of our proprietary antiviral products, to Theragenex in consideration of a licensing fee, milestone payments and royalty payments of 15% to 20% on licensed product sales by Theragenex or its subsidiaries or affiliates, depending on the sales level. During the three months ended March 31, 2007, Theragenex paid $500,000, or one-half of the license fee, to us, with the balance of the fee due in mid-2007. The license agreement also requires a $1.0 million payment to us shortly following the launch of each licensed product.
We have additional product candidates in our portfolio that we are currently evaluating for future preclinical and clinical development. We intend to continue to build a portfolio of product candidates for the treatment of cancer and infectious diseases that reflect an appropriate balance between the longer-term regulatory pathway associated with traditional drug development and the shorter regulatory timelines available under Section 505(b)(2).
We have incurred annual net losses since inception, and as of March 31, 2007, our accumulated net losses amounted to $82.7 million. Because we are a development stage company that has not yet marketed any products or generated any significant revenue, we intend to raise additional capital to fund operations through the receipt of fees, milestone payments and royalties from license arrangements, and through other forms of financing such as debt financing, royalty-based financing, or sales of shares of our common or preferred stock.
We expect that our research, development, selling, marketing and other operating costs will continue to exceed revenues from existing sources for the foreseeable future. Our total operating expenses are influenced substantially by the amount of spending devoted to our research and development programs. During the last three years, we have expanded our product candidate pipeline, which requires that we allocate significant amounts of our resources to such programs, including increased spending on clinical trials as those programs advance. We expect research and development expenses will represent at least 60% of our operating expenses for 2007. We expect that selling, general and administrative expenses for 2007 will represent less than 40% of our operating expenses. Trends in various types of expenses and revenues are discussed further under “Results of Operations.”
We expect that we will need to raise additional capital if we continue as planned our Phase 3 clinical trial of CoFactor for the treatment of metastatic colorectal cancer without a partner. Our need to raise capital through sales of our securities will depend substantially on our ability to earn revenues through fees, milestone payments and royalties under partnering arrangements regarding our product candidates, including the ability of existing and potentially new partners to generate sales and achieve milestones under such arrangements. If we are unable to raise additional capital as needed to fund our operations, whether through sales of our securities or partnering arrangements, then we may need to slow the rate of development of some of our research and development programs, in particular our Phase 3 and Phase 2b clinical trials of CoFactor, and our development plans for CoFactor and our other product candidates may be adversely affected.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon unaudited consolidated financial statements that we have prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements and accompanying notes. On an on-going basis, we evaluate these estimates and assumptions, including those related to recognition of expenses in research contracts, expenses in research and development, expenses in share-based compensation and registration payment arrangements. Management bases its estimates on historical information and assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Change in Accounting Principle for Registration Payment Arrangements. In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements. FSP EITF 00-19-2 provides that a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement is separately recognized and measured in accordance with FAS 5 which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. On January 1, 2007, the first day of our fiscal year ending December 31, 2007, we adopted the provisions of FSP EITF 00-19-2 to account for an outstanding registration payment arrangement. The comparative consolidated financial statements of prior periods have been adjusted to apply the new method retrospectively. See Note 1 in Notes to Condensed Consolidated Financial Statements (unaudited), Change in Accounting Principle for Registration Payment Arrangements, for a detailed discussion.
Income Taxes. In July 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements only if the position is more likely than not of being sustained upon an examination by tax authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for us as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings in the year of adoption. We adopted FIN 48 on January 1, 2007, which did not have a material impact on our consolidated results of operations or financial position.
Revenue Recognition. We recognize revenue in accordance with Topic 13, Revenue Recognition, and EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.
Revenue from licensing agreements is recognized based on the performance requirements of the agreement. Revenue is deferred for fees received before earned. Nonrefundable upfront fees that are not contingent on any future performance by us are recognized as revenue when revenue recognition criteria under Topic 13 and EITF 00-21 are met and the license term commences. Nonrefundable upfront fees, where we have an ongoing involvement or performance obligations, are recorded as deferred revenue and recognized as revenue over the life of the contract, the period of the performance obligation or the development period, whichever is appropriate in light of the circumstances.
Payments related to substantive, performance-based milestones in an agreement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process. Royalty revenue from licensed products will be recognized when earned in accordance with the terms of the license agreements.
Recognition of Expenses in Research Contracts. Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, we recognize expenses as the services are provided. Such management assessments generally consist of, but are not limited to, an evaluation by the project manager of the work that has been completed during the period, measurement of progress prepared internally and/or provided by the third-party service provider, analysis of data that justifies the progress, and finally, management’s judgment. Several of our contracts extend across multiple reporting periods, including our largest contract, with a contract research organization representing a $9.0 million commitment over the life of the contract. A 3% variance in our estimate of the work completed in our largest contract could increase or decrease our operating expenses by approximately $270,000.
Research and Development Expenses. Research and development, or R&D, expenses consist of expenses incurred in performing research and development activities, including salaries and benefits, facilities and other overhead expenses, clinical trials, contract services and other outside expenses. Research and development expenses are charged to operations as they are incurred.

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
Purchased In-Process Research and Development. In accordance with FAS No. 141, Business Combinations, we immediately charge the costs associated with purchased in-process research and development, or IPR&D, to statement of operations upon acquisition. These amounts represent an estimate of the fair value of purchased IPR&D for projects that, as of the acquisition date, had not yet reached technological feasibility, had no alternative future use, and had uncertainty in receiving future economic benefits from the purchased IPR&D. We determine the future economic benefits from the purchased IPR&D to be uncertain until such technology is approved by the FDA or when other significant risk factors are abated. We incurred significant IPR&D expense related to our acquisition of SD Pharmaceuticals, Inc.
Share-based Compensation Expenses. Effective January 1, 2006, we accounted for share-based compensation awards granted to employees in accordance with the revised FAS No. 123, Share-Based Payment, or FAS 123R, including the provisions of Staff Accounting Bulletin No. 107. Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have no awards with market or performance conditions. As share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Although estimates of share-based compensation expenses are significant to our consolidated financial statements, they are not related to the payment of any cash by us. Prior to January 1, 2006, we accounted for share-based compensation under the recognition and measurement principles of FAS 123, Accounting for Stock-Based Compensation.
We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model, or Black-Scholes model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and expected dividends. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.
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
The above listing is not intended to be a comprehensive list of all of our accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP.
Results of Operations
Comparison of Three Months Ended March 31, 2007 and 2006
Revenue. Revenue for the three months ended March 31, 2007 amounted to $500,000, compared to no revenue for the same period a year ago. Revenue in the first quarter of fiscal year 2007 represents a $500,000 nonrefundable license fee paid under our license agreement with Theragenex. We recognized the license fee as revenue in the period our performance obligations were complete at the time of payment and there were no continuing obligations for us to perform under the agreement. The Theragenex license represents the first license of our technology to a third party. We anticipate that licensing, partnering, and other collaborations will increase in importance as part of our business development strategy through 2007 and 2008; and we are in active discussions with other companies regarding potential arrangements for certain of our other product candidates.

Research and Development Expenses. R&D expenses increased by $901,000, or 36%, to $3.4 million for the three months ended March 31, 2007, compared to $2.5 million for the comparable period in 2006. The increase in R&D expenses was primarily related to a $390,000 increase in employee compensation and related costs related to an increase in R&D personnel and a $377,000 increase in R&D expenses related to CoFactor for the treatment of metastatic colorectal cancer and treatment of advanced breast cancer, ANX-530 for the treatment of non-small cell lung cancer, and ANX-201 for the treatment of HIV.
We expect that our R&D expenses will continue to increase beyond the level of expenses incurred in the three months ended March 31, 2007 as we continue to ramp up enrollments in our clinical trials, including our Phase 3 clinical trial of CoFactor for the treatment of metastatic colorectal cancer. The amount of the increase in expense will be directly related to the success and speed of patient enrollment in these trials.
Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased by $1.1 million, or 62%, to $2.8 million for the three months ended March 31, 2007, compared to $1.7 million for the comparable period in 2006. The increase in SG&A expenses was due to a $472,000 increase in employee compensation and related costs, a $252,000 increase in legal fees related to patent costs, and a $179,000 increase in market research for our product candidates. We expect that SG&A expenses will continue to increase modestly through 2007 to support increased R&D activity and personnel.
Interest Income. Interest income for the three months ended March 31, 2007 was $622,000 compared to $237,000 for the comparable period in 2006. The increase was attributable to higher invested balances from funds received from our most recent equity financing, which we completed in November 2006, and a higher average interest rate yield on these balances.
Liquidity and Capital Resources
Since our inception we have funded our operations primarily through sales of our equity securities. As of March 31, 2007, we had cash and cash equivalents and short-term investments in securities totaling $47.4 million, compared to $51.7 million as of December 31, 2006. The decrease in cash and investments in securities was attributed to cash used for operations. As of March 31, 2007 we held $21.0 million in cash and cash equivalents and $26.4 million in short-term investments in securities.
Operating Activities. Net cash used in operating activities was $4.6 million during the three months ended March 31, 2007, compared to $3.0 million during the three months ended March 31, 2006. The increase in net cash used in operating activities was due to an increase in payments for research and development activities, primarily related to CoFactor for the treatment of metastatic colorectal cancer and treatment of advanced breast cancer, ANX-530 and ANX-201.
Investing Activities. Net cash used in investing activities was $467,000 during the three months ended March 31, 2007 compared to net cash provided by investing activities of $2.8 million during the three months ended March 31, 2006. Net cash used in investing activities in the first quarter of 2007 was primarily for purchases of short-term investments in securities, net of proceeds from sales and maturities of short-term investments in securities. Cash provided by investing activities in the comparable period in 2006 was primarily attributable to proceeds from sales and maturities of short-term investments in securities, net of purchases of short-term investments in securities.
Financing Activities. No financing activities were conducted during the three months ended March 31, 2007. Net cash provided by financing activities amounted to $2.4 million for the three months ended March 31, 2006. Net cash provided by financing activities in 2006 was primarily proceeds from the exercise of warrants.
Management Outlook
We believe that cash, cash equivalents, and short-term investments of approximately $47.4 million at March 31, 2007 should be sufficient to sustain our planned level of operations for at least the next twelve months. We expect that our cash requirements will be from $6.0 million to $8.0 million in each of the remaining quarters in 2007, as we continue developing our existing product candidates and pipeline. In order to maintain sufficient cash and investments to fund future operations longer term, and to continue developing our existing product candidates, we will need to raise additional capital from time to time, and may do so through various financing alternatives, including selling shares of our common or preferred stock and rights to acquire our common or preferred stock, licensing or selling our technologies and product candidates, or through the issuance of one or more forms of senior or subordinated debt. The balance of securities available for sale under our existing shelf registration was approximately $60.0 million as of March 31, 2007. If we are unable to raise capital as needed to fund future operations, then we may defer or abandon one or more of our clinical or preclinical research programs and may need to take additional cost-cutting measures.

During the remainder of 2007, we expect to recognize an additional $1.5 million from the licensing of ANX-211 to Theragenex, and may recognize royalties based on the success of its subsidiary, TRx Pharma, in selling licensed products. Additionally, we are in active discussions with potential partners regarding our product candidates, though some of our product candidates could take several more years of development before they reach the stage of being partnerable with other companies on terms that we believe would be acceptable. If we successfully consummate a partnering deal, we may be entitled to license fees and milestone payments that we may recognize in 2007. Of course, any such fees and payments will depend on successfully consummating a deal and achieving milestones under such arrangements.
Recent Accounting Pronouncements
See Note 1, Summary of Significant Accounting Policies — Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are not subject to any meaningful market risk related to foreign currency exchange rates, commodity prices or similar market risks. Substantially all of our expenses and capital purchasing activities are transacted in U.S. dollars. We are sensitive to interest rate fluctuations. The primary objective of our investing activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage our sensitivity to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of March 31, 2007, our investments consisted mostly of cash, commercial paper and U.S. government debt. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. We are not aware of any pending or threatened material legal proceedings.
Item 1A. Risk Factors.
An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated by reference into this quarterly report. The risks described in our Annual Report have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits.
An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.
Date: May 8, 2007	By:	/s/ Evan M. Levine
Evan M. Levine
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2007	By:	/s/ Gregory P. Hanson
Gregory P. Hanson, CMA
Chief Financial Officer, Senior Vice President, Finance, and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
10.1*	Second Amendment to Option and License Agreement, effective as of January 25, 2007, between the registrant and the University of Southern California

10.2	Separation Agreement and Release of Claims, dated February 2, 2007, between the registrant and Robert A. Daniel

10.3	Consulting Agreement, dated February 2, 2007, between the registrant and Robert A. Daniel

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1**	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates that confidential treatment has been requested for certain portions of this exhibit (as indicated by asterisks). We have filed separately with the Securities and Exchange Commission an unredacted copy of this exhibit.

**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.