Form 10-K/A
period 2006-12-31
ADVENTRX PHARMACEUTICALS INC
filed 2007-08-07
CIK 1160308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-32157
ADVENTRX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1318182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6725 Mesa Ridge Road, Suite 100 San Diego CA	92121
(Address of principal executive offices)	(Zip Code)
(858) 552-0866
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, par value $0.001 per share	The American Stock Exchange
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $ 189,214,000, based upon the closing price on the American Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes. 89,676,739 shares of the registrant’s common stock were issued and outstanding as of March 12, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

EXPLANATORY NOTE
This amendment (“Amendment No. 1”) to the Annual Report on Form 10-K for the year ended December 31, 2006 of ADVENTRX Pharmaceuticals, Inc. (the “Company”), which was filed on March 15, 2007 (the “Annual Report”), is being filed for the purpose of amending Item 15 of Part IV of the Annual Report. Pursuant to Securities and Exchange Commission staff comments, the report of the independent registered public accounting firm (the “Report”) has been amended solely to exclude any reference to the report of the Company’s other auditors and the Company’s consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from June 12, 1996 (date of inception) to December 31, 2001. The financial statements of the Company and subsidiaries (a development stage enterprise) to which the Report relates are not being amended or restated and do not appear in this Amendment No. 1. They can be found in the Annual Report.

		Page
PART IV
Item 15.	Exhibits, Financial Statements and Schedules	1
	SIGNATURES	6

	EXHIBIT INDEX
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents Filed. The following documents are filed as part of this report:
     Financial Statements. The following report of J.H. Cohn LLP:
•	Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm
     Exhibits. See subsection (b) below.
(b) Exhibits.

Exhibit	Description

2.1 (1)	Agreement and Plan of Merger, dated April 7, 2006, among the registrant, Speed Acquisition, Inc., SD Pharmaceuticals, Inc. and certain individuals named therein (including exhibits thereto)

3.1 (2)	Amended and Restated Certificate of Incorporation of the registrant

3.2 (3)	Amended and Restated Bylaws of the registrant (formerly known as Biokeys Pharmaceuticals, Inc.)

4.1(4)	Form of Registration Rights Agreement entered into in October and November 2001 (including the original schedule of holders)

4.2 (5)	$2.50 Warrant to Purchase Common Stock issued on April 12, 2002 to Emisphere Technologies, Inc.

4.3 (4)	Form of $0.60 Warrant to Purchase Common Stock issued May 28, 2003 (including the original schedule of holders)

4.4 (4)	Form of $1.25 Warrant to Purchase Common Stock issued between October 15, 2003 and December 29, 2003 (including the original schedule of holders)

4.5 (4)	Common Stock and Warrant Purchase Agreement, dated as of April 5, 2004, among the registrant and the Investors (as defined therein)

4.6 (4)	Registration Rights Agreement, dated April 5, 2004, among the registrant and the Investors (as defined therein)

4.7 (4)	Form of $2.00 A-1 Warrant to Purchase Common Stock issued April 8, 2004 (including the original schedule of holders)

4.8 (4)	Form of $2.50 A-2 Warrant to Purchase Common Stock issued April 8, 2004 (including the original schedule of holders)

4.9 (6)	Common Stock and Warrant Purchase Agreement, dated April 8, 2004, between the registrant and CD Investment Partners, Ltd.

4.10 (6)	Registration Rights Agreement, dated April 8, 2004, between the registrant and CD Investment Partners, Ltd.

4.11 (6)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 8, 2004 to CD Investment Partners, Ltd.

4.12 (6)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 8, 2004 to Burnham Hill Partners

4.13 (6)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 8, 2004 to Ernest Pernet

Exhibit	Description

4.14 (6)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 8, 2004 to W.R. Hambrecht + Co., LLC

4.15 (7)	Common Stock and Warrant Purchase Agreement, dated April 19, 2004, between the registrant and Franklin M. Berger

4.16 (8)	Registration Rights Agreement, dated April 19, 2004, between the registrant and Franklin M. Berger

4.17 (9)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 19, 2004 to Franklin M. Berger

4.18 (8)	Securities Purchase Agreement, dated July 21, 2005, among the registrant and the Purchasers (as defined therein)

4.19 (8)	Rights Agreement, dated July 27, 2005, among the registrant, the Icahn Purchasers and Viking (each as defined therein)

4.20 (9)	First Amendment to Rights Agreement, dated September 22, 2006, among the registrant and the Icahn Purchasers (as defined therein)

4.21 (8)	Form of $2.26 Common Stock Warrant issued on July 27, 2005 (including the original schedule of holders)

4.22 (8)	Form of $2.26 Common Stock Warrant issued on July 27, 2005 (including the original schedule of holders)

4.23 (10)	$0.50 Warrant (WC-291) to Purchase Common Stock transferred on June 15, 2005 to S. Neborsky and R Neborsky TTEE Robert J. Neborsky MD Inc Comb Retirement Trust

4.24 (11)	$0.50 Warrant (WC-292) to Purchase Common Stock transferred on June 15, 2005 to S. Neborsky and R Neborsky TTEE Robert J. Neborsky MD Inc Comb Retirement Trust

4.25 (11)	$2.50 Warrant to Purchase Common Stock issued on October 22, 2004 to Thomas J. DePetrillo

10.1# (10)	2005 Equity Incentive Plan

10.2# (12)	Form of Stock Option Agreement under the 2005 Equity Incentive Plan

10.3# (2)	Form of Restricted Share Award Agreement under the 2005 Equity Incentive Plan

10.4# (12)	2005 Employee Stock Purchase Plan

10.5# (12)	Form of Subscription Agreement under the 2005 Employee Stock Purchase Plan

10.6* (13)	Option and License Agreement, dated January 23, 1998, between the registrant and the University of Southern California

10.7 (3)	First Amendment to License Agreement, dated August 16, 2000, between the registrant and the University of Southern California

10.8* (13)	Option and License Agreement, dated August 17, 2000, between the registrant and the University of Southern California

Exhibit	Description

10.9* (14)	Amendment to Option and License Agreement, dated April 21, 2003, between the registrant and the University of Southern California

10.10* (2)	Agreement, effective as of May 1, 2005, between the registrant and Pharm-Olam International Ltd.

10.11 (2)	Amendment dated July 19, 2005 to the Agreement between the registrant and Pharm-Olam International Ltd.

10.12 (15)	License Agreement, dated October 20, 2006, between the registrant, through its wholly-owned subsidiary SD Pharmaceuticals, Inc., and Theragenex, LLC

10.13 (10)	License Agreement, dated December 10, 2005, between SD Pharmaceuticals, Latitude Pharmaceuticals and Andrew Chen

10.14 (16)	Standard Multi-Tenant Office Lease — Gross, dated June 3, 2004, between the registrant and George V. Casey & Ellen M. Casey, Trustees of the Casey Family Trust dated June 22, 1998

10.15 (2)	First Amendment to the Standard Multi-Tenant Office Lease — Gross, dated June 3, 2004 between the registrant and George V. & Ellen M. Casey, Trustees of the Casey Family Trust dated June 22, 1998

10.16# (17)	Offer letter, dated March 5, 2003, to Joan M. Robbins

10.17# (18)	Offer letter, dated November 15, 2004, to Brian M. Culley

10.18# (18)	Offer letter, dated November 17, 2004, to Carrie Carlander

10.19# (19)	Severance Agreement and Release of All Claims, dated September 7, 2006, with Carrie Carlander

10.20# (19)	Consulting Agreement, dated September 7, 2006, with Carrie Carlander

10.21# (19)	Offer letter, dated September 7, 2006, to James A. Merritt

10.22# (19)	Form of Stock Option Agreement between the registrant and James A. Merritt (included in Exhibit 10.21)

10.23# (20)	Offer letter, dated December 13, 2006, to Gregory P. Hanson

10.24# (20)	Stock Option Agreement, effective December 20, 2006, between the registrant and Gregory P. Hanson

10.25 (21)	Form of Director and Officer Indemnification Agreement

10.26# (22)	Director compensation policy

10.27 (23)	Placement Agency Agreement, dated November 2, 2006, among the registrant, ThinkEquity Partners LLC and Fortis Securities LLC

14.1 (24)	Code of Business Conduct and Ethics

21.1 (10)	List of Subsidiaries

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit	Description

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a)

*	Indicates that confidential treatment has been requested or granted to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission

#	Indicates management contract or compensatory plan

(1)	Filed with the registrant’s Amendment No. 1 to Current Report on Form 8-K/A on May 1, 2006

(2)	Filed with the registrant’s Annual Report on Form 10-K on March 16, 2006

(3)	Filed with the registrant’s Registration Statement on Form 10SB on October 2, 2001

(4)	Filed with the registrant’s Registration Statement on Form S-3 on June 30, 2004

(5)	Filed with the registrant’s Amendment No. 1 to Quarterly Report on Form 10-Q/A on October 30, 2006

(6)	Filed with the registrant’s Current Report on Form 8-K/A on April 13, 2004

(7)	Filed with the registrant’s Quarterly Report on Form 10-QSB on May 12, 2005

(8)	Filed with the registrant’s Quarterly Report on Form 10-Q on August 12, 2005

(9)	Filed with the registrant’s Current Report on Form 8-K on September 22, 2006

(10)	Filed with the registrant’s Annual Report on Form 10-K on March 15, 2007

(11)	Filed with the registrant’s Registration Statement on Form S-3 on August 26, 2005

(12)	Filed with the registrant’s Registration Statement on Form S-8 on July 13, 2005

(13)	Filed with the registrant’s Registration Statement on Form 10-SB/A on January 14, 2002

(14)	Filed with the registrant’s Quarterly Report on Form 10-QSB on August 14, 2003

(15)	Filed with the registrant’s Current Report on Form 8-K on October 23, 2006

(16)	Filed with the registrant’s Quarterly Report on Form 10-QSB on August 10, 2004

(17)	Filed with the registrant’s Annual Report on Form 10-KSB on April 16, 2003

(18)	Filed with the registrant’s Annual Report on Form 10-KSB on March 31, 2005

(19)	Filed with the registrant’s Current Report on Form 8-K on September 8, 2006

(20)	Filed with the registrant’s Current Report on Form 8-K on December 20, 2006

(21)	Filed with the registrant’s Current Report on Form 8-K on October 23, 2006

(22)	Filed with the registrant’s Current Report on Form 8-K on June 23, 2006

(23)	Filed with the registrant’s Current Report on Form 8-K on November 3, 2006

(24)	Filed with the registrant’s Current Report on Form 8-K on January 23, 2007

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.
By:	/s/ Evan M. Levine
Evan M. Levine
Chief Executive Officer

Date: August 7, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan M. Levine Evan M. Levine	Chief Executive Officer (Principal Executive Officer)	August 7, 2007

/s/ Gregory P. Hanson Gregory P. Hanson	Chief Financial Officer, Senior Vice President, Finance, and Treasurer (Principal Financial and Accounting Officer)	August 7, 2007

*	Chairman of the Board
M. Ross Johnson

*	Director
Mark Bagnall

Director
Alexander J. Denner

*	Director
Michael M. Goldberg

*	Director
Jack Lief

*	Director
Mark J. Pykett

* By:	/s/ Evan M. Levine Evan M. Levine	August 7, 2007
Attorney-in-Fact

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

F-1

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
ADVENTRX Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of ADVENTRX Pharmaceuticals, Inc. and Subsidiaries (a development stage enterprise) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006 and for the period from January 1, 2002 to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ADVENTRX Pharmaceuticals, Inc. and Subsidiaries (a development stage enterprise) as of December 31, 2006 and 2005, and the results of operations and their cash flows for each of the years in the three-year period ended December 31, 2006 and for the period from January 1, 2002 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ J.H. Cohn LLP
San Diego, California
February 23, 2007

F-2

EXHIBIT INDEX

Exhibit	Description

2.1 (1)	Agreement and Plan of Merger, dated April 7, 2006, among the registrant, Speed Acquisition, Inc., SD Pharmaceuticals, Inc. and certain individuals named therein (including exhibits thereto)

3.1 (2)	Amended and Restated Certificate of Incorporation of the registrant

3.2 (3)	Amended and Restated Bylaws of the registrant (formerly known as Biokeys Pharmaceuticals, Inc.)

4.1(4)	Form of Registration Rights Agreement entered into in October and November 2001 (including the original schedule of holders)

4.2 (5)	$2.50 Warrant to Purchase Common Stock issued on April 12, 2002 to Emisphere Technologies, Inc.

4.3 (4)	Form of $0.60 Warrant to Purchase Common Stock issued May 28, 2003 (including the original schedule of holders)

4.4 (4)	Form of $1.25 Warrant to Purchase Common Stock issued between October 15, 2003 and December 29, 2003 (including the original schedule of holders)

4.5 (4)	Common Stock and Warrant Purchase Agreement, dated as of April 5, 2004, among the registrant and the Investors (as defined therein)

4.6 (4)	Registration Rights Agreement, dated April 5, 2004, among the registrant and the Investors (as defined therein)

4.7 (4)	Form of $2.00 A-1 Warrant to Purchase Common Stock issued April 8, 2004 (including the original schedule of holders)

4.8 (4)	Form of $2.50 A-2 Warrant to Purchase Common Stock issued April 8, 2004 (including the original schedule of holders)

4.9 (6)	Common Stock and Warrant Purchase Agreement, dated April 8, 2004, between the registrant and CD Investment Partners, Ltd.

4.10 (6)	Registration Rights Agreement, dated April 8, 2004, between the registrant and CD Investment Partners, Ltd.

4.11 (6)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 8, 2004 to CD Investment Partners, Ltd.

4.12 (6)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 8, 2004 to Burnham Hill Partners

4.13 (6)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 8, 2004 to Ernest Pernet

4.14 (6)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 8, 2004 to W.R. Hambrecht + Co., LLC

4.15 (7)	Common Stock and Warrant Purchase Agreement, dated April 19, 2004, between the registrant and Franklin M. Berger

4.16 (8)	Registration Rights Agreement, dated April 19, 2004, between the registrant and Franklin M. Berger

4.17 (9)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 19, 2004 to Franklin M. Berger

Exhibit	Description

4.18 (8)	Securities Purchase Agreement, dated July 21, 2005, among the registrant and the Purchasers (as defined therein)

4.19 (8)	Rights Agreement, dated July 27, 2005, among the registrant, the Icahn Purchasers and Viking (each as defined therein)

4.20 (9)	First Amendment to Rights Agreement, dated September 22, 2006, among the registrant and the Icahn Purchasers (as defined therein)

4.21 (8)	Form of $2.26 Common Stock Warrant issued on July 27, 2005 (including the original schedule of holders)

4.22 (8)	Form of $2.26 Common Stock Warrant issued on July 27, 2005 (including the original schedule of holders)

4.23 (10)	$0.50 Warrant (WC-291) to Purchase Common Stock transferred on June 15, 2005 to S. Neborsky and R Neborsky TTEE Robert J. Neborsky MD Inc Comb Retirement Trust

4.24 (11)	$0.50 Warrant (WC-292) to Purchase Common Stock transferred on June 15, 2005 to S. Neborsky and R Neborsky TTEE Robert J. Neborsky MD Inc Comb Retirement Trust

4.25 (11)	$2.50 Warrant to Purchase Common Stock issued on October 22, 2004 to Thomas J. DePetrillo

10.1# (10)	2005 Equity Incentive Plan

10.2# (12)	Form of Stock Option Agreement under the 2005 Equity Incentive Plan

10.3# (2)	Form of Restricted Share Award Agreement under the 2005 Equity Incentive Plan

10.4# (12)	2005 Employee Stock Purchase Plan

10.5# (12)	Form of Subscription Agreement under the 2005 Employee Stock Purchase Plan

10.6* (13)	Option and License Agreement, dated January 23, 1998, between the registrant and the University of Southern California

10.7 (3)	First Amendment to License Agreement, dated August 16, 2000, between the registrant and the University of Southern California

10.8* (13)	Option and License Agreement, dated August 17, 2000, between the registrant and the University of Southern California

10.9* (14)	Amendment to Option and License Agreement, dated April 21, 2003, between the registrant and the University of Southern California

10.10* (2)	Agreement, effective as of May 1, 2005, between the registrant and Pharm-Olam International Ltd.

10.11 (2)	Amendment dated July 19, 2005 to the Agreement between the registrant and Pharm-Olam International Ltd.

10.12 (15)	License Agreement, dated October 20, 2006, between the registrant, through its wholly-owned subsidiary SD Pharmaceuticals, Inc., and Theragenex, LLC

10.13 (10)	License Agreement, dated December 10, 2005, between SD Pharmaceuticals, Latitude Pharmaceuticals and Andrew Chen

Exhibit	Description

10.14 (16)	Standard Multi-Tenant Office Lease — Gross, dated June 3, 2004, between the registrant and George V. Casey & Ellen M. Casey, Trustees of the Casey Family Trust dated June 22, 1998

10.15 (2)	First Amendment to the Standard Multi-Tenant Office Lease — Gross, dated June 3, 2004 between the registrant and George V. & Ellen M. Casey, Trustees of the Casey Family Trust dated June 22, 1998

10.16# (17)	Offer letter, dated March 5, 2003, to Joan M. Robbins

10.17# (18)	Offer letter, dated November 15, 2004, to Brian M. Culley

10.18# (18)	Offer letter, dated November 17, 2004, to Carrie Carlander

10.19# (19)	Severance Agreement and Release of All Claims, dated September 7, 2006, with Carrie Carlander

10.20# (19)	Consulting Agreement, dated September 7, 2006, with Carrie Carlander

10.21# (19)	Offer letter, dated September 7, 2006, to James A. Merritt

10.22# (19)	Form of Stock Option Agreement between the registrant and James A. Merritt (included in Exhibit 10.21)

10.23# (20)	Offer letter, dated December 13, 2006, to Gregory P. Hanson

10.24# (20)	Stock Option Agreement, effective December 20, 2006, between the registrant and Gregory P. Hanson

10.25 (21)	Form of Director and Officer Indemnification Agreement

10.26# (22)	Director compensation policy

10.27 (23)	Placement Agency Agreement, dated November 2, 2006, among the registrant, ThinkEquity Partners LLC and Fortis Securities LLC

14.1 (24)	Code of Business Conduct and Ethics

21.1 (10)	List of Subsidiaries

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a)

*	Indicates that confidential treatment has been requested or granted to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission

#	Indicates management contract or compensatory plan

(1)	Filed with the registrant’s Amendment No. 1 to Current Report on Form 8-K/A on May 1, 2006

(2)	Filed with the registrant’s Annual Report on Form 10-K on March 16, 2006

(3)	Filed with the registrant’s Registration Statement on Form 10SB on October 2, 2001

(4)	Filed with the registrant’s Registration Statement on Form S-3 on June 30, 2004

(5)	Filed with the registrant’s Amendment No. 1 to Quarterly Report on Form 10-Q/A on October 30, 2006

(6)	Filed with the registrant’s Current Report on Form 8-K/A on April 13, 2004

(7)	Filed with the registrant’s Quarterly Report on Form 10-QSB on May 12, 2005

(8)	Filed with the registrant’s Quarterly Report on Form 10-Q on August 12, 2005

(9)	Filed with the registrant’s Current Report on Form 8-K on September 22, 2006

(10)	Filed with the registrant’s Annual Report on Form 10-K on March 15, 2007

(11)	Filed with the registrant’s Registration Statement on Form S-3 on August 26, 2005

(12)	Filed with the registrant’s Registration Statement on Form S-8 on July 13, 2005

(13)	Filed with the registrant’s Registration Statement on Form 10-SB/A on January 14, 2002

(14)	Filed with the registrant’s Quarterly Report on Form 10-QSB on August 14, 2003

(15)	Filed with the registrant’s Current Report on Form 8-K on October 23, 2006

(16)	Filed with the registrant’s Quarterly Report on Form 10-QSB on August 10, 2004

(17)	Filed with the registrant’s Annual Report on Form 10-KSB on April 16, 2003

(18)	Filed with the registrant’s Annual Report on Form 10-KSB on March 31, 2005

(19)	Filed with the registrant’s Current Report on Form 8-K on September 8, 2006

(20)	Filed with the registrant’s Current Report on Form 8-K on December 20, 2006

(21)	Filed with the registrant’s Current Report on Form 8-K on October 23, 2006

(22)	Filed with the registrant’s Current Report on Form 8-K on June 23, 2006

(23)	Filed with the registrant’s Current Report on Form 8-K on November 3, 2006

(24)	Filed with the registrant’s Current Report on Form 8-K on January 23, 2007