Form 10-K/A
period 2006-12-31
ADVENTRX PHARMACEUTICALS INC
filed 2007-08-24
CIK 1160308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 2

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
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

EXPLANATORY NOTE
This amendment (“Amendment No. 2”) to the Annual Report on Form 10-K for the year ended December 31, 2006 of ADVENTRX Pharmaceuticals, Inc. (the “Company”), which was filed on March 15, 2007 (the “Annual Report”), is being filed for the sole purpose of amending Item 15 of Part IV of the Annual Report. Pursuant to Securities and Exchange Commission staff comments, the report of the independent registered public accounting firm (the “Report”) has been amended to exclude any reference to the report of the Company’s other auditors and the Company’s consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from June 12, 1996 (date of inception) to December 31, 2001. The financial statements of the Company and subsidiaries (a development stage enterprise) to which the Report relates are not being amended or restated and appear in this Amendment No. 2 solely to comply with Rule 12b-15 under the Securities Exchange Act of 1934. Except for the changes to the Report described above, this Amendment No. 2 does not amend or update the Annual Report in any respect and, accordingly, this Amendment No. 2 should be read in conjunction with filings we have made with the Securities and Exchange Commission subsequent to March 15, 2007, the date of the original filing of the Annual Report.

		Page
PART IV
Item 15.	Exhibits, Financial Statements and Schedules	1
	SIGNATURES	6

	EXHIBIT INDEX
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents Filed. The following documents are filed as part of this report:
     (1) Financial Statements. The following report of J.H. Cohn LLP and financial statements:
•	Report of J.H. Cohn LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2006 and 2005

•	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 and from inception through December 31, 2006

•	Consolidated Statements of Stockholders’ Equity (Deficit) from inception through December 31, 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 and from inception through December 31, 2006

•	Notes to Consolidated Financial Statements
     (2) Financial Statement Schedules. See subsection (c) below.
     (3) Exhibits. See subsection (b) below.
(b) Exhibits.

Exhibit	Description

2.1 (1)	Agreement and Plan of Merger, dated April 7, 2006, among the registrant, Speed Acquisition, Inc., SD Pharmaceuticals, Inc. and certain individuals named therein (including exhibits thereto)

3.1 (2)	Amended and Restated Certificate of Incorporation of the registrant

3.2 (3)	Amended and Restated Bylaws of the registrant (formerly known as Biokeys Pharmaceuticals, Inc.)

4.1(4)	Form of Registration Rights Agreement entered into in October and November 2001 (including the original schedule of holders)

4.2 (5)	$2.50 Warrant to Purchase Common Stock issued on April 12, 2002 to Emisphere Technologies, Inc.

4.3 (4)	Form of $0.60 Warrant to Purchase Common Stock issued May 28, 2003 (including the original schedule of holders)

4.4 (4)	Form of $1.25 Warrant to Purchase Common Stock issued between October 15, 2003 and December 29, 2003 (including the original schedule of holders)

4.5 (4)	Common Stock and Warrant Purchase Agreement, dated as of April 5, 2004, among the registrant and the Investors (as defined therein)

4.6 (4)	Registration Rights Agreement, dated April 5, 2004, among the registrant and the Investors (as defined therein)

4.7 (4)	Form of $2.00 A-1 Warrant to Purchase Common Stock issued April 8, 2004 (including the original schedule of holders)

4.8 (4)	Form of $2.50 A-2 Warrant to Purchase Common Stock issued April 8, 2004 (including the original schedule of holders)

4.9 (6)	Common Stock and Warrant Purchase Agreement, dated April 8, 2004, between the registrant and CD Investment Partners, Ltd.

4.10 (6)	Registration Rights Agreement, dated April 8, 2004, between the registrant and CD Investment Partners, Ltd.

4.11 (6)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 8, 2004 to CD Investment Partners, Ltd.

4.12 (6)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 8, 2004 to Burnham Hill Partners

4.13 (6)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 8, 2004 to Ernest Pernet

Exhibit	Description

4.14 (6)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 8, 2004 to W.R. Hambrecht + Co., LLC

4.15 (7)	Common Stock and Warrant Purchase Agreement, dated April 19, 2004, between the registrant and Franklin M. Berger

4.16 (8)	Registration Rights Agreement, dated April 19, 2004, between the registrant and Franklin M. Berger

4.17 (9)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 19, 2004 to Franklin M. Berger

4.18 (8)	Securities Purchase Agreement, dated July 21, 2005, among the registrant and the Purchasers (as defined therein)

4.19 (8)	Rights Agreement, dated July 27, 2005, among the registrant, the Icahn Purchasers and Viking (each as defined therein)

4.20 (9)	First Amendment to Rights Agreement, dated September 22, 2006, among the registrant and the Icahn Purchasers (as defined therein)

4.21 (8)	Form of $2.26 Common Stock Warrant issued on July 27, 2005 (including the original schedule of holders)

4.22 (8)	Form of $2.26 Common Stock Warrant issued on July 27, 2005 (including the original schedule of holders)

4.23 (10)	$0.50 Warrant (WC-291) to Purchase Common Stock transferred on June 15, 2005 to S. Neborsky and R Neborsky TTEE Robert J. Neborsky MD Inc Comb Retirement Trust

4.24 (11)	$0.50 Warrant (WC-292) to Purchase Common Stock transferred on June 15, 2005 to S. Neborsky and R Neborsky TTEE Robert J. Neborsky MD Inc Comb Retirement Trust

4.25 (11)	$2.50 Warrant to Purchase Common Stock issued on October 22, 2004 to Thomas J. DePetrillo

10.1# (10)	2005 Equity Incentive Plan

10.2# (12)	Form of Stock Option Agreement under the 2005 Equity Incentive Plan

10.3# (2)	Form of Restricted Share Award Agreement under the 2005 Equity Incentive Plan

10.4# (12)	2005 Employee Stock Purchase Plan

10.5# (12)	Form of Subscription Agreement under the 2005 Employee Stock Purchase Plan

10.6* (13)	Option and License Agreement, dated January 23, 1998, between the registrant and the University of Southern California

10.7 (3)	First Amendment to License Agreement, dated August 16, 2000, between the registrant and the University of Southern California

10.8* (13)	Option and License Agreement, dated August 17, 2000, between the registrant and the University of Southern California

Exhibit	Description

10.9* (14)	Amendment to Option and License Agreement, dated April 21, 2003, between the registrant and the University of Southern California

10.10* (2)	Agreement, effective as of May 1, 2005, between the registrant and Pharm-Olam International Ltd.

10.11 (2)	Amendment dated July 19, 2005 to the Agreement between the registrant and Pharm-Olam International Ltd.

10.12 (15)	License Agreement, dated October 20, 2006, between the registrant, through its wholly-owned subsidiary SD Pharmaceuticals, Inc., and Theragenex, LLC

10.13 (10)	License Agreement, dated December 10, 2005, between SD Pharmaceuticals, Latitude Pharmaceuticals and Andrew Chen

10.14 (16)	Standard Multi-Tenant Office Lease — Gross, dated June 3, 2004, between the registrant and George V. Casey & Ellen M. Casey, Trustees of the Casey Family Trust dated June 22, 1998

10.15 (2)	First Amendment to the Standard Multi-Tenant Office Lease — Gross, dated June 3, 2004 between the registrant and George V. & Ellen M. Casey, Trustees of the Casey Family Trust dated June 22, 1998

10.16# (17)	Offer letter, dated March 5, 2003, to Joan M. Robbins

10.17# (18)	Offer letter, dated November 15, 2004, to Brian M. Culley

10.18# (18)	Offer letter, dated November 17, 2004, to Carrie Carlander

10.19# (19)	Severance Agreement and Release of All Claims, dated September 7, 2006, with Carrie Carlander

10.20# (19)	Consulting Agreement, dated September 7, 2006, with Carrie Carlander

10.21# (19)	Offer letter, dated September 7, 2006, to James A. Merritt

10.22# (19)	Form of Stock Option Agreement between the registrant and James A. Merritt (included in Exhibit 10.21)

10.23# (20)	Offer letter, dated December 13, 2006, to Gregory P. Hanson

10.24# (20)	Stock Option Agreement, effective December 20, 2006, between the registrant and Gregory P. Hanson

10.25 (21)	Form of Director and Officer Indemnification Agreement

10.26# (22)	Director compensation policy

10.27 (23)	Placement Agency Agreement, dated November 2, 2006, among the registrant, ThinkEquity Partners LLC and Fortis Securities LLC

14.1 (24)	Code of Business Conduct and Ethics

21.1 (10)	List of Subsidiaries

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit	Description

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1±	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates that confidential treatment has been requested or granted to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission

#	Indicates management contract or compensatory plan

±	These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with the registrant’s Amendment No. 1 to Current Report on Form 8-K/A on May 1, 2006

(2)	Filed with the registrant’s Annual Report on Form 10-K on March 16, 2006

(3)	Filed with the registrant’s Registration Statement on Form 10SB on October 2, 2001

(4)	Filed with the registrant’s Registration Statement on Form S-3 on June 30, 2004

(5)	Filed with the registrant’s Amendment No. 1 to Quarterly Report on Form 10-Q/A on October 30, 2006

(6)	Filed with the registrant’s Current Report on Form 8-K/A on April 13, 2004

(7)	Filed with the registrant’s Quarterly Report on Form 10-QSB on May 12, 2005

(8)	Filed with the registrant’s Quarterly Report on Form 10-Q on August 12, 2005

(9)	Filed with the registrant’s Current Report on Form 8-K on September 22, 2006

(10)	Filed with the registrant’s Annual Report on Form 10-K on March 15, 2007

(11)	Filed with the registrant’s Registration Statement on Form S-3 on August 26, 2005

(12)	Filed with the registrant’s Registration Statement on Form S-8 on July 13, 2005

(13)	Filed with the registrant’s Registration Statement on Form 10-SB/A on January 14, 2002

(14)	Filed with the registrant’s Quarterly Report on Form 10-QSB on August 14, 2003

(15)	Filed with the registrant’s Current Report on Form 8-K on October 23, 2006

(16)	Filed with the registrant’s Quarterly Report on Form 10-QSB on August 10, 2004

(17)	Filed with the registrant’s Annual Report on Form 10-KSB on April 16, 2003

(18)	Filed with the registrant’s Annual Report on Form 10-KSB on March 31, 2005

(19)	Filed with the registrant’s Current Report on Form 8-K on September 8, 2006

(20)	Filed with the registrant’s Current Report on Form 8-K on December 20, 2006

(21)	Filed with the registrant’s Current Report on Form 8-K on October 23, 2006

(22)	Filed with the registrant’s Current Report on Form 8-K on June 23, 2006

(23)	Filed with the registrant’s Current Report on Form 8-K on November 3, 2006

(24)	Filed with the registrant’s Current Report on Form 8-K on January 23, 2007

(c)	Financial Statement Schedules. All Schedules are omitted because they are not applicable, the amounts involved are not significant or the required information is shown in the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.
By:	/s/ Evan M. Levine
Evan M. Levine
Chief Executive Officer

Date: August 24, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan M. Levine Evan M. Levine	Chief Executive Officer (Principal Executive Officer)	August 24, 2007

/s/ Gregory P. Hanson Gregory P. Hanson	Chief Financial Officer, Senior Vice President, Finance, and Treasurer (Principal Financial and Accounting Officer)	August 24, 2007

*	Chairman of the Board
M. Ross Johnson

*	Director
Mark Bagnall

Director
Alexander J. Denner

*	Director
Michael M. Goldberg

*	Director
Jack Lief

*	Director
Mark J. Pykett

* By:	/s/ Evan M. Levine Evan M. Levine	August 24, 2007
Attorney-in-Fact

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity (Deficit)	F-5 - F-9
Consolidated Statements of Cash Flows	F-10 - F-11
Notes to Consolidated Financial Statements	F-12 - F-32
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

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements (continued)
December 31, 2006
(15)	Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005:

	Quarters Ended
Quarterly statement of operations data			September 30,
for 2006 (unaudited):	March 31, 2006	June 30, 2006 (1)	2006	December 31, 2006
Loss from operations	$(4,256,143)	$(15,451,711)	$(5,328,321)	$(4,800,292)
Net income (loss) (2)	$(21,046,681)	$2,763,714	$(4,609,181)	$(6,439,625)
Basic net income (loss) per share	$(0.31)	$0.04	$(0.06)	$(0.08)
Diluted net income (loss) per share	$(0.31)	$0.03	$(0.06)	$(0.08)
Basic weighted average number of shares of common stock outstanding	67,976,352	71,214,523	73,435,715	83,092,233
Diluted weighted average number of shares of common stock outstanding	67,976,352	81,797,928	73,435,715	83,092,233

	Quarters Ended
Quarterly statement of operations data			September 30,
for 2005 (unaudited):	March 31, 2005	June 30, 2005	2005	December 31, 2005
Loss from operations	$(2,882,256)	$(3,395,151)	$(3,641,848)	$(3,779,790)
Net loss (2)	$(2,844,934)	$(3,330,554)	$(16,454,867)	$(2,152,291)
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.26)	$(0.03)
Basic and diluted weighted average number of shares of common stock outstanding	53,967,933	54,821,480	63,255,407	67,194,366

(1)	Includes a charge of $10,442,130 for purchased in-process research and development in connection with our acquisition of SDP in the quarter ended June 30, 2006.

(2)	Includes gain (loss) on fair value of warrant liability commencing in the quarter ended September 30, 2005.

EXHIBIT INDEX

Exhibit	Description

2.1 (1)	Agreement and Plan of Merger, dated April 7, 2006, among the registrant, Speed Acquisition, Inc., SD Pharmaceuticals, Inc. and certain individuals named therein (including exhibits thereto)

3.1 (2)	Amended and Restated Certificate of Incorporation of the registrant

3.2 (3)	Amended and Restated Bylaws of the registrant (formerly known as Biokeys Pharmaceuticals, Inc.)

4.1(4)	Form of Registration Rights Agreement entered into in October and November 2001 (including the original schedule of holders)

4.2 (5)	$2.50 Warrant to Purchase Common Stock issued on April 12, 2002 to Emisphere Technologies, Inc.

4.3 (4)	Form of $0.60 Warrant to Purchase Common Stock issued May 28, 2003 (including the original schedule of holders)

4.4 (4)	Form of $1.25 Warrant to Purchase Common Stock issued between October 15, 2003 and December 29, 2003 (including the original schedule of holders)

4.5 (4)	Common Stock and Warrant Purchase Agreement, dated as of April 5, 2004, among the registrant and the Investors (as defined therein)

4.6 (4)	Registration Rights Agreement, dated April 5, 2004, among the registrant and the Investors (as defined therein)

4.7 (4)	Form of $2.00 A-1 Warrant to Purchase Common Stock issued April 8, 2004 (including the original schedule of holders)

4.8 (4)	Form of $2.50 A-2 Warrant to Purchase Common Stock issued April 8, 2004 (including the original schedule of holders)

4.9 (6)	Common Stock and Warrant Purchase Agreement, dated April 8, 2004, between the registrant and CD Investment Partners, Ltd.

4.10 (6)	Registration Rights Agreement, dated April 8, 2004, between the registrant and CD Investment Partners, Ltd.

4.11 (6)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 8, 2004 to CD Investment Partners, Ltd.

4.12 (6)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 8, 2004 to Burnham Hill Partners

4.13 (6)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 8, 2004 to Ernest Pernet

4.14 (6)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 8, 2004 to W.R. Hambrecht + Co., LLC

4.15 (7)	Common Stock and Warrant Purchase Agreement, dated April 19, 2004, between the registrant and Franklin M. Berger

4.16 (8)	Registration Rights Agreement, dated April 19, 2004, between the registrant and Franklin M. Berger

4.17 (9)	$2.00 A-1 Warrant to Purchase Common Stock issued on April 19, 2004 to Franklin M. Berger

Exhibit	Description

4.18 (8)	Securities Purchase Agreement, dated July 21, 2005, among the registrant and the Purchasers (as defined therein)

4.19 (8)	Rights Agreement, dated July 27, 2005, among the registrant, the Icahn Purchasers and Viking (each as defined therein)

4.20 (9)	First Amendment to Rights Agreement, dated September 22, 2006, among the registrant and the Icahn Purchasers (as defined therein)

4.21 (8)	Form of $2.26 Common Stock Warrant issued on July 27, 2005 (including the original schedule of holders)

4.22 (8)	Form of $2.26 Common Stock Warrant issued on July 27, 2005 (including the original schedule of holders)

4.23 (10)	$0.50 Warrant (WC-291) to Purchase Common Stock transferred on June 15, 2005 to S. Neborsky and R Neborsky TTEE Robert J. Neborsky MD Inc Comb Retirement Trust

4.24 (11)	$0.50 Warrant (WC-292) to Purchase Common Stock transferred on June 15, 2005 to S. Neborsky and R Neborsky TTEE Robert J. Neborsky MD Inc Comb Retirement Trust

4.25 (11)	$2.50 Warrant to Purchase Common Stock issued on October 22, 2004 to Thomas J. DePetrillo

10.1# (10)	2005 Equity Incentive Plan

10.2# (12)	Form of Stock Option Agreement under the 2005 Equity Incentive Plan

10.3# (2)	Form of Restricted Share Award Agreement under the 2005 Equity Incentive Plan

10.4# (12)	2005 Employee Stock Purchase Plan

10.5# (12)	Form of Subscription Agreement under the 2005 Employee Stock Purchase Plan

10.6* (13)	Option and License Agreement, dated January 23, 1998, between the registrant and the University of Southern California

10.7 (3)	First Amendment to License Agreement, dated August 16, 2000, between the registrant and the University of Southern California

10.8* (13)	Option and License Agreement, dated August 17, 2000, between the registrant and the University of Southern California

10.9* (14)	Amendment to Option and License Agreement, dated April 21, 2003, between the registrant and the University of Southern California

10.10* (2)	Agreement, effective as of May 1, 2005, between the registrant and Pharm-Olam International Ltd.

10.11 (2)	Amendment dated July 19, 2005 to the Agreement between the registrant and Pharm-Olam International Ltd.

10.12 (15)	License Agreement, dated October 20, 2006, between the registrant, through its wholly-owned subsidiary SD Pharmaceuticals, Inc., and Theragenex, LLC

10.13 (10)	License Agreement, dated December 10, 2005, between SD Pharmaceuticals, Latitude Pharmaceuticals and Andrew Chen

Exhibit	Description

10.14 (16)	Standard Multi-Tenant Office Lease — Gross, dated June 3, 2004, between the registrant and George V. Casey & Ellen M. Casey, Trustees of the Casey Family Trust dated June 22, 1998

10.15 (2)	First Amendment to the Standard Multi-Tenant Office Lease — Gross, dated June 3, 2004 between the registrant and George V. & Ellen M. Casey, Trustees of the Casey Family Trust dated June 22, 1998

10.16# (17)	Offer letter, dated March 5, 2003, to Joan M. Robbins

10.17# (18)	Offer letter, dated November 15, 2004, to Brian M. Culley

10.18# (18)	Offer letter, dated November 17, 2004, to Carrie Carlander

10.19# (19)	Severance Agreement and Release of All Claims, dated September 7, 2006, with Carrie Carlander

10.20# (19)	Consulting Agreement, dated September 7, 2006, with Carrie Carlander

10.21# (19)	Offer letter, dated September 7, 2006, to James A. Merritt

10.22# (19)	Form of Stock Option Agreement between the registrant and James A. Merritt (included in Exhibit 10.21)

10.23# (20)	Offer letter, dated December 13, 2006, to Gregory P. Hanson

10.24# (20)	Stock Option Agreement, effective December 20, 2006, between the registrant and Gregory P. Hanson

10.25 (21)	Form of Director and Officer Indemnification Agreement

10.26# (22)	Director compensation policy

10.27 (23)	Placement Agency Agreement, dated November 2, 2006, among the registrant, ThinkEquity Partners LLC and Fortis Securities LLC

14.1 (24)	Code of Business Conduct and Ethics

21.1 (10)	List of Subsidiaries

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1±	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates that confidential treatment has been requested or granted to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission

#	Indicates management contract or compensatory plan

±	These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with the registrant’s Amendment No. 1 to Current Report on Form 8-K/A on May 1, 2006

(2)	Filed with the registrant’s Annual Report on Form 10-K on March 16, 2006

(3)	Filed with the registrant’s Registration Statement on Form 10SB on October 2, 2001

(4)	Filed with the registrant’s Registration Statement on Form S-3 on June 30, 2004

(5)	Filed with the registrant’s Amendment No. 1 to Quarterly Report on Form 10-Q/A on October 30, 2006

(6)	Filed with the registrant’s Current Report on Form 8-K/A on April 13, 2004

(7)	Filed with the registrant’s Quarterly Report on Form 10-QSB on May 12, 2005

(8)	Filed with the registrant’s Quarterly Report on Form 10-Q on August 12, 2005

(9)	Filed with the registrant’s Current Report on Form 8-K on September 22, 2006

(10)	Filed with the registrant’s Annual Report on Form 10-K on March 15, 2007

(11)	Filed with the registrant’s Registration Statement on Form S-3 on August 26, 2005

(12)	Filed with the registrant’s Registration Statement on Form S-8 on July 13, 2005

(13)	Filed with the registrant’s Registration Statement on Form 10-SB/A on January 14, 2002

(14)	Filed with the registrant’s Quarterly Report on Form 10-QSB on August 14, 2003

(15)	Filed with the registrant’s Current Report on Form 8-K on October 23, 2006

(16)	Filed with the registrant’s Quarterly Report on Form 10-QSB on August 10, 2004

(17)	Filed with the registrant’s Annual Report on Form 10-KSB on April 16, 2003

(18)	Filed with the registrant’s Annual Report on Form 10-KSB on March 31, 2005

(19)	Filed with the registrant’s Current Report on Form 8-K on September 8, 2006

(20)	Filed with the registrant’s Current Report on Form 8-K on December 20, 2006

(21)	Filed with the registrant’s Current Report on Form 8-K on October 23, 2006

(22)	Filed with the registrant’s Current Report on Form 8-K on June 23, 2006

(23)	Filed with the registrant’s Current Report on Form 8-K on November 3, 2006

(24)	Filed with the registrant’s Current Report on Form 8-K on January 23, 2007