Form 10-Q
period 2008-03-31
ADVENTRX PHARMACEUTICALS INC
filed 2008-05-12
CIK 1160308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 5, 2008 was 90,252,572.

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	a. Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3

	b. Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and for the period from inception (June 12, 1996) through March 31, 2008	4

	c. Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the period from inception (June 12, 1996) through March 31, 2008	5

	d. Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

	SIGNATURES	19
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$20,299,364	$14,780,739
Short-term investments	8,507,787	18,682,417
Interest receivable	—	72,029
Prepaid expenses	670,072	615,691

Total current assets	29,477,223	34,150,876

Property and equipment, net	318,381	332,444
Other assets	58,305	58,305

Total assets	$29,853,909	$34,541,625

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$300,188	$552,143
Accrued liabilities	2,611,372	2,317,910
Accrued compensation and payroll taxes	1,181,766	622,762

Total current liabilities	4,093,326	3,492,815
Long-term liabilities	8,918	14,270

Total liabilities	4,102,244	3,507,085

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 90,252,572 shares issued and outstanding at March 31, 2008 and December 31, 2007	90,254	90,254
Additional paid-in capital	130,784,645	130,140,549
Deficit accumulated during the development stage	(105,132,037)	(99,198,965)
Accumulated other comprehensive income	8,803	2,702

Total stockholders’ equity	25,751,665	31,034,540

Total liabilities and stockholders’ equity	$29,853,909	$34,541,625

Note:	The balance sheet at December 31, 2007 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

			Inception
			(June 12, 1996)
			through
	Three months ended March 31,		March 31,
	2008	2007	2008
Licensing revenue	$—	$500,000	$500,000
Net sales	—	—	174,830
Grant revenue	—	—	129,733

Total net revenue	—	500,000	804,563

Cost of net sales	—	—	51,094

Gross margin	—	500,000	753,469

Operating expenses:
Research and development	3,820,307	3,384,660	47,912,680
Selling, general and administrative	2,365,194	2,809,449	35,614,783
Depreciation and amortization	46,779	51,889	10,676,811
In-process research and development	—	—	10,422,130
Impairment loss — write-off of goodwill	—	—	5,702,130
Equity in loss of investee	—	—	178,936

Total operating expenses	6,232,280	6,245,998	110,507,470

Loss from operations	(6,232,280)	(5,745,998)	(109,754,001)

Interest income	299,208	622,184	4,331,272
Interest expense	—	—	(179,090)

Loss before cumulative effect of change in accounting principle	(5,933,072)	(5,123,814)	(105,601,819)

Cumulative effect of change in accounting principle	—	—	(25,821)

Net loss	(5,933,072)	(5,123,814)	(105,627,640)

Preferred stock dividends	—	—	(621,240)

Net loss applicable to common stock	$(5,933,072)	$(5,123,814)	$(106,248,880)

Loss per common share — basic and diluted	$(0.07)	$(0.06)

Weighted average shares outstanding — basic and diluted	90,252,572	89,676,739

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Inception
			(June 12, 1996)
			through
	Three months ended March 31,		March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(5,933,072)	$(5,123,814)	$(105,627,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,779	51,889	10,226,811
In-process research and development	—	—	10,422,130
Share-based compensation for employee awards	638,416	600,009	7,081,745
Expense related to stock options issued to non-employees	5,680	25,549	205,362
Expenses paid by issuance of common stock	—	19,583	1,144,697
Expenses paid by issuance of warrants	—	—	573,357
Expenses paid by issuance of preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Accretion of discount on investments in securities	(131,929)	(282,792)	(1,528,320)
Amortization of debt discount	—	—	450,000
Loss on disposals of property and equipment	188	—	188
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write-off of goodwill	—	—	5,702,130
Equity in loss of investee	—	—	178,936
Write-off of license agreement	—	—	152,866
Write-off of assets available-for-sale	—	—	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
Increase (decrease) in prepaid expenses and other assets	17,648	(171,728)	(975,746)
Increase in accounts payable and accrued liabilities	588,129	334,684	4,257,651
Increase (decrease) in other long-term liabilities	(5,352)	(5,351)	8,918

Net cash used in operating activities	(4,773,513)	(4,551,971)	(66,808,557)

Cash flows from investing activities:
Purchases of short-term investments	(6,437,340)	(13,681,067)	(103,265,440)
Proceeds from sales and maturities of short-term investments	16,750,000	13,250,000	96,294,776
Purchases of property and equipment	(20,522)	(36,430)	(985,920)
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired from acquisitions, net of cash paid	—	—	32,395
Issuance of note receivable — related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by (used in) investing activities	10,292,138	(467,497)	(7,539,396)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	4,200,993
Proceeds from sale of common stock	—	—	84,151,342
Proceeds from exercise of stock options	—	—	712,367
Proceeds from sale or exercise of warrants	—	—	11,382,894
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	—	—	(6,483,809)
Payments of notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718

Net cash provided by financing activities	—	—	94,647,317

Net increase (decrease) in cash and cash equivalents	5,518,625	(5,019,468)	20,299,364
Cash and cash equivalents at beginning of period	14,780,739	25,974,041	—

Cash and cash equivalents at end of period	$20,299,364	$20,954,573	$20,299,364

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation

ADVENTRX Pharmaceuticals, Inc., a Delaware corporation (“ADVENTRX,” “we” or the “Company”), prepared the unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual audited financial statements and should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on March 17, 2008 (“2007 Annual Report”). The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements included in the 2007 Annual Report. In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year.

Since our inception, we have reported accumulated net losses of approximately $105.6 million and recurring negative cash flows from operations. In order to maintain sufficient cash and investments to fund future operations, and to continue developing our existing product candidates, we may need or choose to seek additional capital in the next 12 months through collaborations, licensing arrangements or other strategic transactions, public or private sales of our equity securities, and/or debt financings. The balance of securities available-for-sale under our existing shelf registration was approximately $60.0 million as of March 31, 2008, but we may be subject to limitations with respect to the number of securities we can sell under this shelf registration. If we are unable to raise capital as needed to fund future operations, then we may defer or abandon one or more of our research and development programs and may need to take additional cost-cutting measures.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SD Pharmaceuticals, Inc. and ADVENTRX (Europe) Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

2.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3.	Fair Value

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. The adoption of FAS 157 did not have a material impact on our consolidated results of operations or financial condition.

FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 -	Quoted prices in active markets for identical assets or liabilities.

•	Level 2 -	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table represents our fair value hierarchy for our financial assets (cash equivalents and short-term investments in securities) measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Money market funds	$16,082,306	$—	$—	$16,082,306
U.S. Government debt securities	9,464,524	—	—	9,464,524
Commercial paper	—	2,536,934	—	2,536,934

Total	$25,546,830	$2,536,934	$—	$28,083,764

Effective January 1, 2008, we adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 allows an entity the irrevocable option to elect to measure specified financial assets and liabilities in their entirety at fair value on a contract-by-contract basis. If an entity elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting date. In adopting FAS 159, we did not elect the fair value option for any of our financial assets or financial liabilities.

4.	Share-Based Payments

Estimated share-based compensation expense related to equity awards granted to employees for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
Selling, general and administrative expense	$332,720	$346,305
Research and development expense	305,696	253,704

Share-based compensation expense before taxes	638,416	600,009
Related income tax benefits	—	—

Share-based compensation expense	$638,416	$600,009

Net share-based compensation expense per common share — basic and diluted	$0.01	$0.01

Since we have a net operating loss carryforward as of March 31, 2008, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statement of operations. There were no employee stock options exercised in the three months ended March 31, 2008 and 2007.
At March 31, 2008, total unrecognized estimated compensation cost related to non-vested employee share-based awards granted prior to that date was $3.5 million, which is expected to be recognized over a weighted-average period of 3.1 years. During the three months ended March 31, 2008 and 2007, we granted 1,802,500 and 652,333 stock options, respectively, to our employees with the estimated weighted-average grant-date fair value of $0.51 and $2.51 per share, respectively.

	Three Months Ended March 31,
	2008	2007
Weighted expected volatility	147.9%	138.1%
Average expected term (in years)	6.3	6.1
Average risk-free interest rate	2.9%	4.7%
Dividend yield	0	0

Estimated share-based compensation expense related to equity awards granted to non-employee consultants was approximately $6,000 and $26,000 for the three months ended March 31, 2008 and 2007, respectively.

5.	Net Loss Per Common Share

We calculate basic and diluted net loss per common share in accordance with the FAS No. 128, “Earnings Per Share”. Basic net loss per common share was calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of the net loss, all of the options and warrants were excluded from the calculation.

We have excluded the following options and warrants from the calculation of diluted net loss per common share for the three months ended March 31, 2008 and 2007 which, because of the net loss, their effect is anti-dilutive:

	2008	2007
Warrants	13,373,549	13,458,549
Options	5,589,483	4,297,957

	18,963,032	17,756,506

6.	Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on short-term investments. Our components of comprehensive loss consist of net loss and unrealized gains or losses on short-term investments in securities. For the three months ended March 31, 2008 and 2007, comprehensive loss was $5.9 million and $5.1 million, respectively.

7.	Recent Accounting Pronouncements

In March 2008, the FASB issued FAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 expands quarterly disclosure requirements in FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” about an entity’s derivative instruments and hedging activities. FAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of FAS 161 will have a material impact on our consolidated results of operations or financial position.

8.	License Fee Revenue

In October 2006, we entered into a license agreement with Theragenex, LLC (“Theragenex”). Under the agreement, we granted Theragenex exclusive rights to develop and commercialize ANX-211 in the U.S. in exchange for a licensing fee of $1.0 million ($500,000 of which we received in January 2007 and $500,000 of which was due in June 2007 but remains unpaid), milestone payments and royalties. In May 2007, we received a letter from TRx Pharma, a subsidiary of Theragenex, that we believe was intended to constitute notice of termination of the agreement with Theragenex, though the letter did not explicitly state that it constituted notice of termination. In its letter, TRx Pharma requested a refund of the initial $500,000 payment and, in subsequent discussions, has indicated that it does not intend to pay the remaining $500,000. On July 3, 2007, we notified Theragenex that, among other things, its failure to make the final $500,000 payment constituted a material breach of the agreement. On August 9, 2007, we delivered a letter to Theragenex confirming our termination of the agreement as a result of Theragenex’s breach, pursuant to the terms of the agreement. See Note 10, “Commitments and Contingencies,” for further discussion.

For the three months ended March 31, 2007, we recognized $500,000 in license fee revenue, which we received in January 2007, because our performance obligations were complete, collectibility was reasonably assured and we had no continuing obligations for performance under the agreement. No license revenue was recognized in the three months ended March 31, 2008. We do not intend to refund the initial $500,000 payment from Theragenex and we intend to pursue appropriate action to collect payment of the final $500,000 payment due in June 2007; however, in accordance with the provisions of the SEC’s Staff Accounting Bulletin Topic 13, “Revenue Recognition,” (“Topic 13”), we will not recognize revenue with respect to the uncollected amount until collectibility is reasonably assured.

9.	Supplementary Cash Flow Information

Noncash investing and financing transactions excluded from the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 and for the period from inception (June 12, 1996) through March 31, 2008 are as follows:

			Inception
			(June 12, 1996)
	Three months ended March 31,		through
	2008	2007	March 31, 2008
Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$179,090
Income taxes paid	—	—	—

			Inception
			(June 12, 1996)
	Three months ended March 31,		through
	2008	2007	March 31, 2008
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	$—	$—	$1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	—	—	2,705
Acquisitions	—	—	24,781,555
Payment of dividends	—	—	213,000
Financial advisor services in connection with private placement	—	—	1,137,456
Acquisition of treasury stock in settlement of a claim	—	—	34,747
Cancellation of treasury stock	—	—	(34,747)
Assumptions of liabilities in acquisitions	—	—	1,235,907
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	—	—	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available-for-sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Purchases of equipment, which are included in accounts payable	12,382	—	12,382
Unrealized gain on short-term investments	(6,101)	(247)	(8,803)
10.	Commitments and Contingencies

In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance.

On October 11, 2007, we filed a demand for arbitration against Theragenex (doing business as TRx Pharma, LLC and/or TRx Pharmaceuticals, LLC) and David M. Preston, founder, Chairman, President and Chief Executive Officer of Theragenex in his individual capacity as the alter ego of Theragenex, seeking damages of up to $10 million with respect to breach of the license agreement, dated October 20, 2006, between us and Theragenex. In accordance with the terms of the license agreement, we filed our demand with the American Arbitration Association and requested that the hearing take place in San Diego, California. On November 8, 2007, Theragenex responded to our demand, asserting numerous affirmative defenses counterclaiming intentional misrepresentation, negligent misrepresentation and rescission and seeking a refund of its $500,000 payment, plus interest, rescission of the license agreement and that we pay its reasonable attorneys fees and costs associated with the action. Also on November 8, 2007, Mr. Preston objected to his participation and being named as a respondent in the arbitration. We believe the likelihood of an unfavorable outcome as a result of Theragenex’s counterclaims is remote. Unless we earlier settle or otherwise determine not to pursue the matter, we expect an arbitration hearing date in the fourth quarter of 2008. We are unable to predict the outcome of our claim against Theragenex and the amount that we could receive, if any, from the arbitration proceedings.

11.	Subsequent Events

On April 3, 2008, Mark N.K. Bagnall, a member of our board of directors, joined us as chief financial officer, treasurer and executive vice president. Mr. Bagnall continues to serve as a member of our board of directors, but resigned his positions on our board’s audit, compensation and nominating and governance committees, as well as his position as chair of the audit committee. Jack Lief, currently chair of our board of directors, has assumed Mr. Bagnall’s responsibilities as chair of the audit committee.

On April 2, 2008, our employment relationship with Gregory P. Hanson ended. Mr. Hanson served as our chief financial officer, treasurer and senior vice president since December 2006. Effective April 11, 2008, we entered into a letter agreement with Mr. Hanson governing the terms of his separation of employment, pursuant to which we agreed to the terms set forth in Mr. Hanson’s employment offer letter, dated December 13, 2006, and in a stock option agreement, dated December 20, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under Item 1A of Part II, “Risk Factors,” in this report and Item 1A of Part I, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2007.
Overview
We are a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates primarily for the treatment of cancer and infectious disease. We seek to improve the performance and commercial potential of existing treatments by addressing limitations associated with these treatment regimens.
Currently, we are focused primarily on advancing ANX-530 and ANX-514, which are novel emulsion formulations of currently marketed chemotherapy drugs. We are also developing ANX-510, or CoFactor®, which is a folate-based biomodulator designed to replace leucovorin as the preferred method to enhance the activity and reduce the associated toxicity of the widely used cancer chemotherapeutic agent 5-FU (5-fluorouracil).
We are a development stage company and have incurred annual net losses since inception. We have devoted substantially all of our resources to research and development (“R&D”) or to acquisition of our product candidates. We have not yet marketed any products or generated any significant revenue from licensing our products or technology. As of March 31, 2008, our accumulated net losses amounted to $105.6 million. We expect that our R&D, selling, general and administrative (“SG&A”) and other operating costs will continue to exceed revenues for the foreseeable future. In order to maintain sufficient cash and investments to fund future operations, and to continue developing our existing product candidates at the levels we believe optimizes their value, we may need or choose to seek additional capital in 2008 through collaborations, licensing arrangements or other strategic transactions, public or private sales of our equity securities, and/or debt financings. If we are unable to raise capital as needed to fund future operations, then we may defer or abandon one or more of our R&D programs and may need to take additional cost-cutting measures.
We may seek to commercialize ANX-530 and ANX-514 ourselves. In that event, we will likely incur substantial costs undertaking the activities associated with preparing for commercial launch of a product, including establishing commercial-scale manufacturing capabilities and hiring sales personnel and creating and maintaining a sales and distribution organization and associated regulatory compliance infrastructure. Substantial costs may be incurred in advance of the United States Food and Drug Administration’s (“FDA”) decisions regarding marketing approvals of ANX-530 and ANX-514. We may also incur significant additional costs continuing clinical development of CoFactor, depending on our assessment of the value of developing CoFactor independently in particular indications and cancer stages.
In April 2008, Mark N.K. Bagnall, a member of our board of directors, joined us as chief financial officer, treasurer and executive vice president. Mr. Bagnall continues to serve as a member of our board of directors, but resigned his positions on our board’s audit, compensation and nominating and governance committees, as well as his position as chair of the audit committee. Jack Lief, currently chair of the board of directors, has assumed Mr. Bagnall’s responsibilities as chair of the audit committee.
Also, in April 2008 we hired a vice president of manufacturing, a newly-created position, who will be responsible for leading our planned commercial manufacturing operations.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon consolidated financial statements that we have prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements and accompanying notes. On an on-going basis, we evaluate these estimates and assumptions, including those related to recognition of expenses in service contracts, license agreements, share-based compensation and registration payment arrangements. Management bases its estimates on historical information and assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Fair Value. Effective January 1, 2008, we adopted FAS 157, “Fair Value Measurements”. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 -	Quoted prices in active markets for identical assets or liabilities.

•	Level 2 -	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The adoption of FAS 157 did not have a material impact on our consolidated results of operations or financial condition.

Effective January 1, 2008, we adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS 159 allows an entity the irrevocable option to elect to measure specified financial assets and liabilities in their entirety at fair value on a contract-by-contract basis. If an entity elects the fair value option for an eligible item, changes in the item’s fair value must be reported as unrealized gains and losses in earnings at each subsequent reporting date. In adopting FAS 159, we did not elect the fair value option for any of our financial assets or financial liabilities.

Registration Payment Arrangements. We account for an outstanding registration payment arrangement in accordance with the FSP on No. 00-19-2, “Accounting for Registration Payment Arrangements,” which provides that a contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement is separately recognized and measured in accordance with FAS No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable.

Income Taxes. Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109” (“FIN 48”), which did not have a material impact on our consolidated results of operations or financial position. FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements only if the position is more likely than not of being sustained upon an examination by tax authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Revenue Recognition. We recognize revenue in accordance with Topic 13, “Revenue Recognition,” and Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

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
Payments in connection with our clinical trials are often made under contracts with multiple contract research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price or on a time-and-material basis. Payments under these contracts depend on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones. Expenses related to clinical trials are accrued based on our estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies, and clinical trials progress. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in scope of contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. Because of the uncertainty of possible future changes to the scope of work in clinical trials contracts, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our consolidated results of operations or financial position. Historically, we have had no material changes in our clinical trial expense accruals that would have had a material impact on our consolidated results of operations or financial position.
Purchased In-Process Research and Development. In accordance with FAS No. 141, “Business Combinations,” we immediately charge the costs associated with purchased in-process research and development (“IPR&D”) to statement of operations upon acquisition. These amounts represent an estimate of the fair value of purchased IPR&D for projects that, as of the acquisition date, had not yet reached technological feasibility, had no alternative future use, and had uncertainty in receiving future economic benefits from the purchased IPR&D. We determine the future economic benefits from the purchased IPR&D to be uncertain until such technology is approved by the FDA or when other significant risk factors are abated. In the year ended December 31, 2006, we incurred approximately $10.4 million of IPR&D expense related to our acquisition of SD Pharmaceuticals, Inc. in April 2006.
Share-based Compensation Expenses. Effective January 1, 2006, we accounted for share-based compensation awards granted to employees in accordance with the revised FAS No. 123, “Share-Based Payment” (“FAS 123R”) including the provisions of Staff Accounting Bulletins No. 107, “Share-Based Payment” and No. 110. Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have no awards with market or performance conditions. As share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Although estimates of share-based compensation expenses are significant to our consolidated financial statements, they are not related to the payment of any cash by us. Prior to January 1, 2006, we accounted for share-based compensation under the recognition and measurement principles of FAS 123, “Accounting for Stock-Based Compensation.”

We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes Model”). The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and expected dividends. We may elect to use different assumptions under the Black-Scholes Model in the future, which could materially affect our net income or loss and net income or loss per share.
We account for share-based compensation awards granted to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Under EITF 96-18, we determine the fair value of the share-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (2) the date at which the counterparty’s performance is complete.
The above listing is not intended to be a comprehensive list of all of our accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the U.S.
Results of Operations
A general understanding of the drug development process is critical to understanding our results of operations. Drug development in the U.S. and most countries throughout the world is a process that includes several steps defined by the FDA and similar regulatory authorities in foreign countries. The FDA approval processes relating to new drugs differ, depending on the nature of the particular drug for which approval is sought. With respect to any drug product with active ingredients not previously approved by the FDA, a prospective drug manufacturer is required to submit a new drug application (“NDA”), which includes complete reports of pre-clinical, clinical and laboratory studies and extensive manufacturing information to prove such product’s safety and effectiveness. The NDA process generally requires, before the submission of the NDA, filing of an investigational new drug application, pursuant to which permission is sought to begin clinical testing of the new drug product. An NDA based on published safety and effectiveness studies conducted by others, or previous findings of safety and effectiveness by the FDA, may be submitted under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”). Development of new formulations of pharmaceutical products under Section 505(b)(2) of the FDCA may have shorter timelines than those associated with developing new chemical entities.
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
Our expenditures on R&D programs are subject to many uncertainties, including whether we develop our product candidates with a partner or independently. At this time, due to such uncertainties and the risks inherent in the clinical trial process and given the early stage of development of many of our product candidates, we cannot estimate with reasonable certainty the duration of or costs to complete our R&D programs or whether or when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of our R&D programs, in particular those associated with clinical trials, vary significantly among programs or within a particular program as a result of a variety of factors, including:
•	the number of trials necessary to demonstrate the safety and efficacy of a product candidate;

•	the number of patients who participate in the trials;

•	the number of sites included in the trials and rates of site approval for the trials;

•	the rates of patient recruitment and enrollment;

•	the duration of patient treatment and follow-up;

•	the costs of manufacturing our product candidates; and

•	the costs, requirements, timing of, and the ability to secure regulatory approvals.

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
Comparison of Three Months Ended March 31, 2008 and 2007
Revenue. No revenue was recognized for the three months ended March 31, 2008. Revenue recognized for the three months ended March 31, 2007 represents a $500,000 nonrefundable license fee received under our license agreement with Theragenex, which we terminated in August 2007 as a result of Theragenex’s breach of the agreement. We recognized the license fee as revenue in the period our performance obligations were complete, collectibility was reasonably assured and there were no continuing obligations for us to perform under the agreement. We have not generated any revenue from product sales to date, and we do not expect to generate revenue from product sales until such time that we have obtained approval from a regulatory agency to sell one of our product candidates, which we cannot predict will occur.
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

			January 1, 2005
	Three months ended March 31,		through
	2008	2007	March 31, 2008
External clinical study fees and expenses	$1,021,920	$1,664,585	$20,847,534
External non-clinical study fees and expenses (1)	1,418,985	705,249	9,778,764
Personnel costs	1,073,706	761,122	7,347,736
Share-based compensation expense	305,696	253,704	2,464,392

Total	$3,820,307	$3,384,660	$40,438,426

(1)	External non-clinical study fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.
R&D expenses increased by $435,000, or 13%, to $3.8 million for the three months ended March 31, 2008, compared to $3.4 million for the comparable period in 2007. The increase in R&D expenses was primarily due to a $985,000 increase in external research-related manufacturing and regulatory expenses for ANX-530 and ANX-514, a $365,000 increase in personnel and related costs and a $283,000 increase in external clinical trial expenses related to ANX-514. The increase was offset in part by a $842,000 decrease in external clinical trial expenses related to ANX-530 and CoFactor and a $284,000 decrease in expenses related to external preclinical activities. We expect our R&D expenses to remain a significant component of our operating expenses in the future as we continue to, among other things, devote resources to manufacturing and related validation activities for ANX-530 and ANX-514, prepare for our potential NDA filing for ANX-530 and continue our registrational bioequivalence clinical study of ANX-514.
Selling, General and Administrative Expenses. SG&A expenses decreased by $444,000, or 16%, to $2.4 million for the three months ended March 31, 2008, compared to $2.8 million for the comparable period in 2007. The decrease was due to a $274,000 decrease in consulting fees related to market research and brand name development for ANX-530 and a $213,000 decrease in patent application costs. We anticipate increases in SG&A expenses as we prepare for the commercialization of ANX-530 and potentially pursue the development and commercialization of other product candidates.
Interest Income. Interest income decreased by $323,000, or 52%, to $299,000 for the three months ended March 31, 2008, compared to $622,000 for the comparable period in 2007. The decrease was primarily attributable to lower invested balances.

Net Loss. Net loss was $5.9 million, or $0.07 per share, for the three months ended March 31, 2008, compared to a net loss of $5.1 million, or $0.06 per share, for the comparable period in 2007.
Liquidity and Capital Resources
Since our inception we have funded our operations primarily through sales of our equity securities. As of March 31, 2008, we had cash and cash equivalents and short-term investments in securities totaling $28.8 million, compared to $33.5 million as of December 31, 2007. The decrease in cash and investments in securities was attributed to cash used for operations. As of March 31, 2008, we had $20.3 million in cash and cash equivalents and $8.5 million in short-term investments in securities.
Operating Activities. Net cash used in operating activities was $4.8 million for the three months ended March 31, 2008, compared to $4.6 million for the comparable period in 2007. The increase in net cash used in operating activities was due to decreases in licensing revenue and interest income.
Investing Activities. Net cash provided by investing activities was $10.3 million for the three months ended March 31, 2008, compared to net cash used in investing activities of $467,000 for the comparable period in 2007. Net cash provided by investing activities in the three months ended March 31, 2008 was primarily attributable to proceeds from sales and maturities of short-term investments in securities, net of purchases of short-term investments in securities.
Financing Activities. There were no financing activities in the three months ended March 31, 2008 and 2007.
Accrued Compensation and Payroll Taxes. Accrued compensation and payroll taxes were $1.2 million at March 31, 2008, compared to $623,000 at December 31, 2007, an increase of $559,000, or 90%. The increase was primarily due to a $228,000 increase in bonus accrual, a $164,000 increase in accrued compensation related to merit increases and timing of our payroll practices and a $164,000 increase in accrued severance payments related to our separation with our former president and chief medical officer in January 2008.
Management Outlook
We believe that cash, cash equivalents, and short-term investments of approximately $28.8 million at March 31, 2008 should be sufficient to sustain our operations for at least the next year. However, in order to maintain sufficient cash and investments to fund future operations longer term, and to continue developing our existing product candidates at the levels we believe optimizes their value, we may need or choose to seek additional capital in 2008 through collaborations, licensing arrangements or other strategic transactions, public or private sales of our equity securities, and/or debt financings. The balance of securities available-for-sale under our existing shelf registration was approximately $60.0 million as of March 31, 2008, but we may be subject to limitations with respect to the number of securities we can sell under this shelf registration. If we are unable to raise capital as needed to fund future operations, then we may defer or abandon one or more of our R&D programs and may need to take additional cost-cutting measures. Our ability to timely raise capital on commercially reasonable terms may be limited by requirements, rules and regulations of the Securities and Exchange Commission and the American Stock Exchange.
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
For information regarding the risks associated with our need to raise capital to fund our ongoing and planned operations and limitations on our ability to do so, see Item 1A of Part II, “Risk Factors,” in this report and Item 1A of Part I, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
See Note 7, “Recent Accounting Pronouncements,” of the Notes to the Condensed Consolidated Financial Statements (unaudited) in this report for a discussion of recent accounting announcements and their effect, if any, on us.

Forward Looking Statements
This Quarterly Report on Form 10-Q, particularly in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding business strategy, expectations and plans, our objectives for future operations, including product development, and our future financial position. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate” and similar expressions are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part II, “Risk Factors,” in this report and Item 1A of Part I, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2007, and those discussed in other documents we file with the Securities and Exchange Commission. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
The primary objective of our investing activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalent and short-term investments in a variety of securities which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage our sensitivity to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of March 31, 2008, our investments consisted mostly of cash, commercial paper and U.S. government debt. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
On October 11, 2007, we filed a demand for arbitration against Theragenex (doing business as TRx Pharma, LLC and/or TRx Pharmaceuticals, LLC) and David M. Preston, founder, Chairman, President and Chief Executive Officer of Theragenex in his individual capacity as the alter ego of Theragenex, seeking damages of up to $10 million with respect to breach of the license agreement, dated October 20, 2006, between us and Theragenex. We terminated the license agreement in August 2007 as a result of Theragenex’s breach. In accordance with the terms of the license agreement, we filed our demand with the American Arbitration Association and requested that the hearing take place in San Diego, California. On November 8, 2007, Theragenex responded to our demand, asserting numerous affirmative defenses counterclaiming intentional misrepresentation, negligent misrepresentation and rescission and seeking a refund of its $500,000 payment, plus interest, rescission of the license agreement and that we pay its reasonable attorneys fees and costs associated with the action. Also on November 8, 2007, Mr. Preston objected to his participation and being named as a respondent in the arbitration. We believe the likelihood of an unfavorable outcome as a result of Theragenex’s counterclaims is remote. Unless we earlier settle or otherwise determine not to pursue the matter, we expect an arbitration hearing date in the fourth quarter of 2008. We are unable to predict the outcome of our claim against Theragenex and the amount that we could receive, if any, from the arbitration proceedings.
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2007, which is incorporated by reference into this report. The risks described in our annual report have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
An Exhibit Index has been attached as part of this report and is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.

Date: May 12, 2008	By:	/s/ Evan M. Levine

Evan M. Levine
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 12, 2008	By:	/s/ Mark N.K. Bagnall

Mark N.K. Bagnall
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
10.1#(1)	Letter agreement regarding terms of separation with James A. Merritt, dated February 4, 2008

10.2 (2)	Second Amendment to Rights Agreement, dated as of February 25, 2008, among the registrant and the Icahn Purchasers (as defined therein)

10.3#(1)	Form of Stock Option Agreement under the 2005 Equity Incentive Plan (for director option grants beginning in 2008)

10.4#	Form of Stock Option Agreement under the 2005 Equity Incentive Plan (for option grants to employees approved in March 2008)

10.5#	2008 Incentive Plan

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

#	Indicates management contract or compensatory plan

(1)	Filed with the registrant’s Annual Report on Form 10-K on March 17, 2008 (SEC file number 001-32157-08690952)

(2)	Filed with the registrant’s Current Report on Form 8-K on February 25, 2008 (SEC file number 001-32157-08638638)