Form 10-Q
period 2008-06-30
ADVENTRX PHARMACEUTICALS INC
filed 2008-08-11
CIK 1160308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 8, 2008 was 90,252,572.

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	a. Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3

	b. Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 and for the period from inception (June 12, 1996) through June 30, 2008	4

	c. Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and for the period from inception (June 12, 1996) through June 30, 2008	5

	d. Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

	SIGNATURES	21
EXHIBIT 10.1
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$12,638,547	$14,780,739
Short-term investments	9,431,245	18,682,417
Other receivables	13,426	72,029
Prepaid expenses	719,382	615,691

Total current assets	22,802,600	34,150,876

Property and equipment, net	294,113	332,444
Other assets	61,497	58,305

Total assets	$23,158,210	$34,541,625

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$606,468	$552,143
Accrued liabilities	1,921,096	2,317,910
Accrued compensation and payroll taxes	961,405	622,762

Total current liabilities	3,488,969	3,492,815
Long-term liabilities	3,567	14,270

Total liabilities	3,492,536	3,507,085

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 90,252,572 shares issued and outstanding at June 30, 2008 and December 31, 2007	90,254	90,254
Additional paid-in capital	131,140,320	130,140,549
Deficit accumulated during the development stage	(111,557,567)	(99,198,965)
Accumulated other comprehensive income (loss)	(7,333)	2,702

Total stockholders’ equity	19,665,674	31,034,540

Total liabilities and stockholders’ equity	$23,158,210	$34,541,625

Note:	The balance sheet at December 31, 2007 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					Inception
					(June 12, 1996)
	Three months ended June 30,		Six months ended June 30,		through
	2008	2007	2008	2007	June 30, 2008
Revenues:
Net sales	$—	$—	$—	$—	$174,830
Cost of goods sold	—	—	—	—	51,094

Gross margin	—	—	—	—	123,736
Grant revenue	—	—	—	—	129,733
Licensing revenue	500,000	—	500,000	500,000	1,000,000

Total revenues	500,000	—	500,000	500,000	1,253,469

Operating expenses:
Research and development	4,511,395	4,239,610	8,331,702	7,624,270	52,424,075
Selling, general and administrative	2,635,688	2,006,396	5,000,882	4,815,845	38,250,471
Depreciation and amortization	44,116	53,036	90,895	104,925	10,720,927
In-process research and development	—	—	—	—	10,422,130
Impairment loss — write off of goodwill	—	—	—	—	5,702,130
Equity in loss of investee	—	—	—	—	178,936

Total operating expenses	7,191,199	6,299,042	13,423,479	12,545,040	117,698,669

Loss from operations	(6,691,199)	(6,299,042)	(12,923,479)	(12,045,040)	(116,445,200)

Interest and other income	265,669	576,214	564,877	1,198,398	4,596,941
Interest expense	—	—	—	—	(179,090)

Loss before cumulative effect of change in accounting principle	(6,425,530)	(5,722,828)	(12,358,602)	(10,846,642)	(112,027,349)

Cumulative effect of change in accounting principle	—	—	—	—	(25,821)

Net loss	(6,425,530)	(5,722,828)	(12,358,602)	(10,846,642)	(112,053,170)

Preferred stock dividends	—	—	—	—	(621,240)

Net loss applicable to common stock	$(6,425,530)	$(5,722,828)	$(12,358,602)	$(10,846,642)	$(112,674,410)

Net loss per common share — basic and diluted	$(0.07)	$(0.06)	$(0.14)	$(0.12)

Weighted average shares — basic and diluted	90,252,572	89,706,739	90,252,572	89,691,822

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Inception
			(June 12, 1996)
			through
	Six months ended June 30,		June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(12,358,602)	$(10,846,642)	$(112,053,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,895	104,925	10,270,927
In-process research and development	—	—	10,422,130
Share-based compensation for employee awards	994,258	1,189,062	7,437,587
Expense related to stock options issued to non-employees	5,513	38,740	205,195
Expenses paid by issuance of common stock	—	39,167	1,144,697
Expenses paid by issuance of warrants	—	—	573,357
Expenses paid by issuance of preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Accretion of discount on investments in securities	(196,633)	(576,462)	(1,593,024)
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write-off of goodwill	—	—	5,702,130
Equity in loss of investee	—	—	178,936
Write-off of license agreement	—	—	152,866
Write-off of assets available-for-sale	—	—	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
Decrease in prepaid expenses and other assets	(48,280)	(246,255)	(1,041,674)
Increase (decrease) in accounts payable and accrued liabilities	(16,228)	1,689,473	3,653,294
Increase (decrease) in other long-term liabilities	(10,703)	(10,702)	3,567

Net cash used in operating activities	(11,539,780)	(8,618,694)	(73,574,824)

Cash flows from investing activities:
Purchases of short-term investments	(13,362,230)	(28,294,009)	(110,190,330)
Proceeds from sales and maturities of short-term investments	22,800,000	27,675,000	102,344,776
Purchases of property and equipment	(40,182)	(45,775)	(1,005,580)
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired from acquisitions, net of cash paid	—	—	32,395
Issuance of note receivable — related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by (used in) investing activities	9,397,588	(664,784)	(8,433,946)

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	4,200,993
Proceeds from sale of common stock	—	—	84,151,342
Proceeds from exercise of stock options	—	61,200	712,367
Proceeds from sale or exercise of warrants	—	—	11,382,894
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	—	—	(6,483,809)
Payments of notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718

Net cash provided by financing activities	—	61,200	94,647,317

Net increase (decrease) in cash and cash equivalents	(2,142,192)	(9,222,278)	12,638,547
Cash and cash equivalents at beginning of period	14,780,739	25,974,041	—

Cash and cash equivalents at end of period	$12,638,547	$16,751,763	$12,638,547

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
Since our inception, we have reported accumulated net losses of approximately $112.1 million and recurring negative cash flows from operations. In order to maintain sufficient cash and investments to fund future operations, and to continue developing our existing product candidates at the levels we believe optimizes their value, we will need to raise additional capital in the short-term and beyond through collaborations, licensing arrangements or other strategic transactions, public or private sales of our equity securities, and/or debt financings. The balance of securities available-for-sale under our existing shelf registration was approximately $60.0 million as of June 30, 2008, but we may be subject to limitations with respect to the number of securities we can sell under this shelf registration. If we are unable to raise capital as needed to fund future operations, then we may defer or abandon one or more of our research and development programs and/or our current commercialization plans for ANX-530 or ANX-514 and may also need to take additional cost-cutting measures, which could have a material and adverse effect on our ability to achieve our business objectives. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern.
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
3. Fair Value
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. As a result, we only partially adopted FAS 157 as it relates to our financial assets and liabilities until we are required to apply this pronouncement to our non-financial assets and liabilities beginning with fiscal year 2009. The adoption of FAS 157 did not have a material impact on our consolidated results of operations or financial condition.
FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. FAS 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table represents our fair value hierarchy for our financial assets (cash equivalents and short-term investments in securities) measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Money market funds	$11,542,750	$—	$—	$11,542,750
U.S. Government debt securities	9,431,245	—	—	9,431,245

Total	$20,973,995	$—	$—	$20,973,995

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
4. Share-Based Payments
Estimated share-based compensation expense related to equity awards granted to employees for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Selling, general and administrative expense	$216,053	$339,357	$548,774	$685,662
Research and development expense	139,788	249,696	445,484	503,400

Share-based compensation expense before taxes	355,841	589,053	994,258	1,189,062
Related income tax benefits	—	—	—	—

Share-based compensation expense	$355,841	$589,053	$994,258	$1,189,062

Net share-based compensation expense per common share — basic and diluted	$0.00	$0.01	$0.01	$0.01

Since we have a net operating loss carryforward as of June 30, 2008, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statement of operations. There were no employee stock options exercised in the six months ended June 30, 2008. For the six month period ended, June 30, 2007, employees exercised stock options to purchase 30,000 shares of common stock for aggregate proceeds of $61,200.
At June 30, 2008, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $3.0 million, which is expected to be recognized over a weighted-average period of 3.0 years. During the three and six months ended June 30, 2008, we granted 850,000 and 2,652,500 stock options, respectively, to our employees and non-employee directors with an estimated weighted-average grant-date fair value of $0.42 and $0.48 per share, respectively. During the three and six months ended June 30, 2007, we granted 459,000 and 1,111,333 stock options, respectively, to our employees and non-employee directors with the estimated weighted-average grant-date fair value of $2.23 and $2.40 per share, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted expected volatility	141.9%	137.8%	146.0%	138.0%
Average expected term (in years)	6.0	6.1	6.2	6.1
Average risk-free interest rate	3.3%	4.8%	3.0%	4.7%
Dividend yield	0	0	0	0
Estimated share-based compensation expense related to equity awards granted to non-employee consultants was ($166) and $13,000 for the three months ended June 30, 2008 and 2007, respectively, and $6,000 and $39,000 for the six months ended June 30, 2008 and 2007, respectively.
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
We have excluded the following options and warrants from the calculation of diluted net loss per common share for the three and six months ended June 30, 2008 and 2007 because they are anti-dilutive, due to the net loss:

	2008	2007
Warrants	13,373,549	13,408,549
Options	6,003,231	4,686,540

	19,376,780	18,095,089

6. Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on short-term investments. Our components of comprehensive loss consist of net loss and unrealized gains or losses on short-term investments in securities. For the three months ended June 30, 2008 and 2007, comprehensive loss was $6.4 million and $5.7 million, respectively. For the six months ended June 30, 2008 and 2007 and the period from inception (June 12, 1996) through June 30, 2008, comprehensive loss was $12.4 million, $10.8 million and $112.1 million, respectively.
7. Recent Accounting Pronouncements
In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with U.S. GAAP. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” FAS 162 is directed to the entity rather than the auditor. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s consolidated results of operations, financial condition or liquidity.
In March 2008, the FASB issued FAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 expands quarterly disclosure requirements in FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” about an entity’s derivative instruments and hedging activities. FAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of FAS 161 to have a material impact on our consolidated results of operations or financial position.

In December 2007, the FASB issued FAS No. 141 (revised 2007) (“FAS 141R”), “Business Combinations”, which replaces FAS No. 141. FAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for financial statements issued for fiscal year 2009 and will apply prospectively to business combinations completed on or after January 1, 2009. We are currently evaluating the impact of implementing FAS 141R on our consolidated financial position, results of operations and liquidity.
8. Licensing Revenue
In October 2006, we entered into a license agreement with Theragenex, LLC (“Theragenex”). Under the agreement, we granted Theragenex exclusive rights to develop and commercialize ANX-211 in the U.S. in exchange for a licensing fee of $1.0 million ($0.5 million of which we received in January 2007 and $0.5 million of which was due in June 2007), milestone payments and royalties. In May 2007, we received a letter from TRx Pharma, a subsidiary of Theragenex, that we believe was intended to constitute notice of termination of the agreement with Theragenex, though the letter did not explicitly state that it constituted notice of termination. In its letter, TRx Pharma requested a refund of the initial $0.5 million payment and, in subsequent discussions, indicated that it did not intend to pay the remaining $0.5 million. On July 3, 2007, we notified Theragenex that, among other things, its failure to make the final $0.5 million payment constituted a material breach of the agreement. On August 9, 2007, we delivered a letter to Theragenex confirming our termination of the agreement as a result of Theragenex’s breach, pursuant to the terms of the agreement.
In May 2008, we settled our dispute with Theragenex. In consideration of and conditioned upon Theragenex paying us $0.6 million, we and Theragenex agreed to jointly move to dismiss the underlying arbitration action, and in connection with dismissing the arbitration, we and Theragenex agreed to release each other from any and all claims related to our past relationship, including Theragenex’s rights under the license agreement.
For the six months ended June 30, 2007, we recognized $0.5 million in licensing revenue, which we received from Theragenex in January 2007, because our performance obligations were complete, collectability was reasonably assured and we had no continuing obligations for performance under the agreement. For the six months ended June 30, 2008, we recognized $0.5 million in licensing revenue, which represents a portion of the $0.6 million Theragenex settlement payment, because we met the criteria for revenue recognition. The additional $0.1 million was recognized as other income. Since January 2007, we received a total of $1.1 million from Theragenex.
9. Supplementary Cash Flow Information

			Inception
			(June 12, 1996)
	Six months ended June 30,		through
	2008	2007	June 30, 2008
Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$179,090
Income taxes paid	—	—	—

Noncash investing and financing transactions excluded from the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 and for the period from inception (June 12, 1996) through June 30, 2008 are as follows:

			Inception
			(June 12, 1996)
	Six months ended June 30,		through
	2008	2007	June 30, 2008
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	$—	$—	$1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	—	—	2,705
Acquisitions	—	—	24,781,555
Payment of dividends	—	—	213,000
Financial advisor services in connection with private placement	—	—	1,137,456
Acquisition of treasury stock in settlement of a claim	—	—	34,747
Cancellation of treasury stock	—	—	(34,747)
Assumptions of liabilities in acquisitions	—	—	1,235,907
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	—	—	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available-for-sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Purchases of equipment, which are included in accounts payable	12,382	25,828	12,382
Unrealized (gain) loss on short-term investments	10,035	(101)	7,333
10. Commitments and Contingencies
In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance.
In May 2008, we settled our dispute with Theragenex. See Note 8 “Licensing Revenue” for additional information.

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
We are a development stage company and have incurred annual net losses since inception. We have devoted substantially all of our resources to research and development (“R&D”) or to acquisition of our product candidates. We have not yet marketed any products or generated any significant revenue from licensing our products or technology. As of June 30, 2008, our accumulated net losses amounted to $112.1 million. We expect that our R&D, selling, general and administrative (“SG&A”) and other operating costs will continue to exceed revenues for the foreseeable future. In order to maintain sufficient cash and investments to fund future operations, and to continue developing our existing product candidates at the levels we believe optimizes their value, we will need to raise additional capital in the short-term and beyond through collaborations, licensing arrangements or other strategic transactions, public or private sales of our equity securities, and/or debt financings. If we are unable to raise capital as needed to fund future operations, then we may defer or abandon one or more of our R&D programs and/or our current commercialization plans for ANX-530 and ANX-514 and may also need to take additional cost-cutting measures which could have a material and adverse effect on our ability to achieve our business objectives.
As of June 30, 2008, we had cash, cash equivalents, and short-term investments of approximately $22.1 million, which we believe will be sufficient to sustain our operations through the first quarter of 2009. We cannot be sure that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern.
We intend to commercialize ANX-530 and ANX-514 ourselves. In that event, we will likely incur substantial costs undertaking the activities associated with preparing for commercial launch of a product, including establishing commercial-scale manufacturing capabilities and hiring sales personnel and creating and maintaining a sales and distribution organization and associated regulatory compliance infrastructure. Substantial costs may be incurred in advance of the United States Food and Drug Administration’s (“FDA”) decisions regarding marketing approvals of ANX-530 and ANX-514. We may also incur significant additional costs to continue the clinical development of CoFactor, depending on our assessment of the value of developing CoFactor independently in particular indications and cancer stages.
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
Fair Value. Effective January 1, 2008, we adopted FAS 157, “Fair Value Measurements”. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. As a result, we only partially adopted FAS 157 as it relates to our financial assets and liabilities until we are required to apply this pronouncement to our non-financial assets and liabilities beginning with fiscal year 2009. FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. FAS 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Revenue Recognition. We recognize revenue in accordance with Topic 13, “Revenue Recognition,” and Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.
Revenue from license agreements is recognized based on the performance requirements of the agreement. Revenue is deferred for fees received before earned. Nonrefundable upfront fees that are not contingent on any future performance by us are recognized as revenue when revenue recognition criteria under Topic 13 and EITF 00-21 are met and the license term commences. Nonrefundable upfront fees, where we have ongoing involvement or performance obligations, are recorded as deferred revenue and recognized as revenue over the life of the contract, the period of the performance obligation or the development period, whichever is appropriate in light of the circumstances.
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
Our expenditures on R&D programs are subject to many uncertainties, including whether we develop our product candidates with a partner or independently. At this time, due to such uncertainties and the risks inherent in the clinical and regulatory process, we cannot estimate with reasonable certainty the duration of or costs to complete our R&D programs or whether or when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of our R&D programs, in particular those associated with clinical trials, vary significantly among programs or within a particular program as a result of a variety of factors, including:
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
While substantially all of our R&D expenses are transacted in U.S. dollars, certain of our expenses are required to be paid in foreign currencies and expose us to transaction gains and losses that could result from changes in foreign currency exchange rates. We include realized gains and losses from foreign currency transactions in operations as incurred.

Comparison of Three Months Ended June 30, 2008 and 2007
Revenue. Revenue of $0.5 million was recognized for the three months ended June 30, 2008. No revenue was recognized for the three months ended June 30, 2007. For the three months ended June 30, 2008, we recognized $0.5 million in licensing revenue, which represents a portion of the $0.6 million Theragenex settlement payment, because we met the criteria for revenue recognition (see Note 8, “Licensing Revenue”, of the Notes to Condensed Consolidated Financial Statements (unaudited) in this report). The remainder of the payment was recorded as other income. We have not generated any revenue from product sales to date, and we do not expect to generate revenue from product sales until such time that we have obtained approval from a regulatory agency to sell one of our product candidates, which we cannot predict will occur.
R&D Expenses. We maintain and evaluate our R&D expenses by the type of cost incurred rather than by project. We maintain and evaluate R&D expenses by type primarily because of the uncertainties described above, as well as because we out-source a substantial portion of our work and our R&D personnel work across multiple programs rather than dedicating their time to one particular program. We began maintaining such expenses by type on January 1, 2005. The following table summarizes our consolidated R&D expenses by type for the three months ended June 30, 2008 compared to the same period in 2007:

	Three months ended June 30,
	2008	2007	$ Variance	% Variance
External clinical study fees and expenses	$952,345	$1,746,161	$(793,816)	(45%)
External non-clinical study fees and expenses (1)	2,651,533	1,385,580	1,265,953	91%
Personnel costs	767,729	858,173	(90,444)	(11%)
Share-based compensation expense	139,788	249,696	(109,908)	(44%)

Total	$4,511,395	$4,239,610	$271,785	6%

(1)	External non-clinical study fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.
R&D expenses increased by $0.3 million, or 6%, to $4.5 million for the three months ended June 30, 2008, compared to $4.2 million for the comparable period in 2007. The increase in R&D expenses was primarily due to a $1.3 million increase in external research-related manufacturing and regulatory expenses for ANX-530 and ANX-514, offset by a $0.8 million decrease in external clinical trial expenses related to ANX-530 and CoFactor, a decrease of $0.1 million in personnel and related costs and a $0.1 million decrease in share-based compensation expense.
Selling, General and Administrative Expenses. SG&A expenses increased by $0.6 million, or 31%, to $2.6 million for the three months ended June 30, 2008, compared to $2.0 million for the comparable period in 2007. The increase was primarily due to a $0.2 million severance expense due to our former chief financial officer’s departure in April 2008, as well as an increase of $0.4 million in consulting expenses for tax services related to a Section 382 analysis, market research for ANX-530 and legal expenses related to the Theragenex settlement.
Interest and Other Income. Interest and other income decreased by $0.3 million, or 54%, to $0.3 million for the three months ended June 30, 2008, compared to $0.6 million for the comparable period in 2007. The decrease was primarily attributable to lower interest income based on lower invested balances. The decrease was partially offset by $0.1 million received as part of the Theragenex settlement which was recorded as other income.
Net Loss. Net loss was $6.4 million, or $0.07 per share, for the three months ended June 30, 2008, compared to a net loss of $5.7 million, or $0.06 per share, for the comparable period in 2007.
Comparison of Six Months Ended June 30, 2008 and 2007
Revenue. Revenue for the six months ended June 30, 2008 and 2007 amounted to $0.5 million. For the six months ended June 30, 2008, we recognized $0.5 million in licensing revenue, which represents a portion of the $0.6 million Theragenex settlement payment, because we met the criteria for revenue recognition. The remainder of the payment was recorded as other income. Revenue for the six months ended June 30, 2007 represents the $0.5 million license fee paid by Theragenex in January 2007 under our license agreement with Theragenex. We recognized that nonrefundable license fee as revenue in the period when the criteria for revenue recognition were met. We have not generated any revenue from product sales to date, and we do not expect to generate revenue from product sales until such time that we have obtained approval from a regulatory agency to sell one of our product candidates, which we cannot predict will occur.
R&D Expenses.
The following table summarizes our consolidated R&D expenses by type for the six months ended June 30, 2008 compared to the same period in 2007, and since January 1, 2005:

					January 1, 2005
	Six months ended June 30,				through
	2008	2007	$ Variance	% Variance	June 30, 2008
External clinical study fees and expenses	$1,974,265	$3,276,088	$(1,301,823)	(40%)	$21,799,882
External non-clinical study fees and expenses (1)	4,070,518	2,225,487	1,845,031	83%	12,430,293
Personnel costs	1,841,435	1,619,295	222,140	14%	8,115,466
Share-based compensation expense	445,484	503,400	(57,916)	(12%)	2,604,180

Total	$8,331,702	$7,624,270	$707,432	9%	$44,949,821

(1)	External non-clinical study fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.
R&D expenses increased by $0.7 million, or 9%, to $8.3 million for the six months ended June 30, 2008, compared to $7.6 million for the comparable period in 2007. The increase in R&D expenses was primarily due to a $1.8 million increase in external research-related manufacturing and regulatory expenses for ANX-530 and ANX-514 and an increase of $0.2 million in personnel and related costs, offset by a $1.3 million decrease in external clinical trial expenses related to ANX-530 and CoFactor and a $58,000 decrease in share-based compensation expense.
Selling, General and Administrative Expenses. SG&A expenses increased by $0.2 million, or 4%, to $5.0 million for the six months ended June 30, 2008, compared to $4.8 million for the comparable period in 2007. The increase was primarily due to a $0.2 million increase in severance expense related to the departure of our former chief financial officer.
Interest and Other Income. Interest and other income for the six months ended June 30, 2008 was $0.6 million compared to $1.2 million for the comparable period in 2007. The decrease was primarily attributable to lower interest income based on lower invested balances. The decrease was partially offset by $0.1 million received as part of the Theragenex settlement which was recorded as other income.
Net Loss. Net loss was $12.4 million, or $0.14 per share, for the six months ended June 30, 2008, compared to a net loss of $10.8 million, or $0.12 per share, for the comparable period in 2007.
Liquidity and Capital Resources
Since our inception we have funded our operations primarily through sales of our equity securities. As of June 30, 2008, we had cash and cash equivalents and short-term investments in securities totaling $22.1 million, compared to $33.5 million as of December 31, 2007. The decrease in cash and investments in securities was attributed to cash used for operations. As of June 30, 2008, we had $12.6 million in cash and cash equivalents and $9.4 million in short-term investments in securities. To reduce risk, we recently purchased U.S. Treasury securities, which now comprise all of our cash equivalents and short-term investments. As a result, future interest income may be less than we earned in the past.
Operating Activities. Net cash used in operating activities was $11.5 million for the six months ended June 30, 2008, compared to $8.6 million for the comparable period in 2007. The increase in net cash used in operating activities was primarily due to: 1) a $1.5 million increase in net loss primarily due to an increase in R&D expenses and a decrease in interest income, 2) a $0.1 million net increase in adjustments for non-cash expenses, primarily related to decreased stock compensation and expenses and decreased accretion, and 3) a $1.5 million net decrease in operating assets and liabilities primarily due to decreases in accounts payable and accrued liabilities.

Investing Activities. Net cash provided by investing activities was $9.4 million for the six months ended June 30, 2008, compared to net cash used in investing activities of $0.7 million for the comparable period in 2007. Net cash provided by investing activities in the six months ended June 30, 2008 was primarily attributable to proceeds from sales and maturities of short-term investments in securities, net of purchases of short-term investments in securities.
Financing Activities. There were no financing activities in the six months ended June 30, 2008. Net cash provided by financing activities was $61,000 in the six months ended June 30, 2007 from the exercise of an employee’s stock options.
Accrued Compensation and Payroll Taxes. Accrued compensation and payroll taxes were $0.9 million at June 30, 2008, compared to $0.6 million at December 31, 2007, an increase of $0.3 million, or 54%. The increase was primarily due to an increase of $0.2 million in the bonus accrual and an increase of $0.1 million in accrued severance payments related to our separation with our former president and chief medical officer in January 2008 and our former chief financial officer in April 2008.
Management Outlook
We believe that cash, cash equivalents, and short-term investments of approximately $22.1 million at June 30, 2008 should be sufficient to sustain our operations through the first quarter of 2009. However, in order to maintain sufficient cash and investments to fund future operations longer term, and to continue developing our existing product candidates at the levels we believe optimizes their value, we will need to raise additional capital in the short-term and beyond through collaborations, licensing arrangements or other strategic transactions, public or private sales of our equity securities, and/or debt financings. The balance of securities available-for-sale under our existing shelf registration was approximately $60.0 million as of June 30, 2008, but we may be subject to limitations with respect to the number of securities we can sell under this shelf registration. If we are unable to raise capital as needed to fund future operations, then we may defer or abandon one or more of our R&D programs and/or our current commercialization plans for ANX-530 and ANX-514 and may also need to take additional cost-cutting measures, which could have a material and adverse effect on our ability to achieve our business objectives. In addition, our ability to timely raise capital on commercially reasonable terms may be limited by requirements, rules and regulations of the Securities and Exchange Commission and the American Stock Exchange. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If we raise additional funds by incurring debt, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
We cannot be sure that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all rights to product candidates, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern.
We have held discussions with, and intend to continue to seek, potential partners regarding certain of our product candidates, though some of our product candidates could take several more years of development before they reach the stage of being partnerable with other companies on terms that we believe are appropriate. If we successfully consummate a partnering transaction, we may be entitled to upfront or license fees and milestone payments; however, any such fees and payments will depend on successfully consummating a transaction and achieving milestones under such arrangements.
For information regarding the risks associated with our need to raise capital to fund our ongoing and planned operations and limitations on our ability to do so, see Item 1A of Part I, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2007.
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
Not required.
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
On October 11, 2007, we filed a demand for arbitration against Theragenex (doing business as TRx Pharma, LLC and/or TRx Pharmaceuticals, LLC) and David M. Preston, founder, Chairman, President and Chief Executive Officer of Theragenex in his individual capacity as the alter ego of Theragenex, seeking damages of up to $10 million with respect to breach of the license agreement, dated October 20, 2006, between us and Theragenex. We terminated the license agreement in August 2007 as a result of Theragenex’s breach. In accordance with the terms of the license agreement, we filed our demand with the American Arbitration Association and requested that the hearing take place in San Diego, California. On November 8, 2007, Theragenex responded to our demand, asserting numerous affirmative defenses counterclaiming intentional misrepresentation, negligent misrepresentation and rescission and seeking a refund of its $0.5 million payment, plus interest, rescission of the license agreement and that we pay its reasonable attorneys fees and costs associated with the action. Also on November 8, 2007, Mr. Preston objected to his participation and being named as a respondent in the arbitration.
In May 2008, we settled our dispute with Theragenex. In consideration of and conditioned upon Theragenex paying us $0.6 million, we and Theragenex agreed to jointly move to dismiss the underlying arbitration action, and in connection with dismissing the arbitration, we and Theragenex agreed to release each other from any and all claims related to our past relationship, including Theragenex’s license rights to the product.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2008 Annual Meeting of Stockholders was held on May 28, 2008. At this meeting, our stockholders voted on the following three proposals: (1) election of seven nominees to our board of directors to hold office until our 2009 Annual Meeting of Stockholders and until their successors are elected and qualified, (2) ratification of the appointment of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008, and (3) approval of the Company’s 2008 Omnibus Incentive Plan.

Proposal No. 1: Election of Directors
Our stockholders voted to elect all seven director nominees to the board of directors. The votes regarding Proposal No. 1 were as follows:

Nominees:	Votes For	Votes Withheld
Mark N.K. Bagnall	62,917,591	2,163,539
Alexander J. Denner	61,877,190	3,203,940
Michael M. Goldberg	61,876,590	3,204,540
Evan M. Levine	62,559,749	2,521,381
Jack Lief	61,873,690	3,207,440
Mark J. Pykett	61,878,690	3,202,440
Eric K. Rowinsky	63,935,450	1,145,680
Proposal No. 2: Ratification of Independent Registered Public Accounting Firm
Our stockholders voted to ratify the appointment of J.H. Cohn LLP. The votes regarding Proposal No. 2 were as follows:

Votes For	Votes Withheld	Votes Abstained
64,337,035	342,980	401,115
Proposal No. 3: Approval of the Company’s 2008 Omnibus Incentive Plan
Our stockholders voted to approve the Company’s 2008 Omnibus Incentive Plan. The votes regarding Proposal No. 3 were as follows:

Votes For	Votes Withheld	Votes Abstained	Broker Non-Votes
21,042,119	3,899,847	513,660	39,625,505
Item 5. Other Information
None.
Item 6. Exhibits
An Exhibit Index has been attached as part of this report and is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.

Date: August 11, 2008	By:	/s/ Evan M. Levine
Evan M. Levine
Chief Executive Officer and President (Principal Executive Officer)

Date: August 11, 2008	By:	/s/ Mark N.K. Bagnall
Mark N.K. Bagnall
Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
10.1#	Offer letter, dated April 1, 2008, to Mark N.K. Bagnall (including Exhibits A, B and C thereto)

10.2#(1)	Letter agreement, dated April 2, 2008, regarding terms of separation with Gregory P. Hanson

10.3#(1)	Consulting Agreement, dated April 2, 2008 with Gregory P. Hanson

10.4#(2)	ADVENTRX Pharmaceuticals, Inc. 2008 Omnibus Incentive Plan

10.5#	Form of Non-Statutory Stock Option Grant Agreement (for directors) under the 2008 Omnibus Incentive Plan

10.6#	Form of Non-Statutory/Incentive Stock Option Grant Agreement (for consultants/employees) under the 2008 Omnibus Incentive Plan

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

#	Indicates management contract or compensatory plan

(1)	Filed with the registrant’s Current Report on Form 8-K on April 16, 2008 (SEC file number 001-32157-08760483)

(2)	Filed with the registrant’s Current Report on Form 8-K on June 2, 2008 (SEC file number 001-32157-08874724)