Form 10-Q
period 2008-09-30
ADVENTRX PHARMACEUTICALS INC
filed 2008-11-07
CIK 1160308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 7, 2008 was 90,252,572.

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

a. Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3

b. Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and for the period from inception (June 12, 1996) through September 30, 2008	4

c. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period from inception (June 12, 1996) through September 30, 2008	5

d. Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

SIGNATURES	21
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$15,306,476	$14,780,739
Short-term investments	—	18,682,417
Other receivables	53,904	72,029
Prepaid expenses	1,576,574	615,691

Total current assets	16,936,954	34,150,876

Property and equipment, net	266,701	332,444
Other assets	61,496	58,305

Total assets	$17,265,151	$34,541,625

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$207,873	$552,143
Accrued liabilities	2,960,773	2,317,910
Accrued compensation and payroll taxes	838,226	622,762

Total current liabilities	4,006,872	3,492,815
Long-term liabilities	—	14,270

Total liabilities	4,006,872	3,507,085

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 90,252,572 shares issued and outstanding at September 30, 2008 and December 31, 2007	90,254	90,254
Additional paid-in capital	131,502,455	130,140,549
Deficit accumulated during the development stage	(118,334,430)	(99,198,965)
Accumulated other comprehensive income	—	2,702

Total stockholders’ equity	13,258,279	31,034,540

Total liabilities and stockholders’ equity	$17,265,151	$34,541,625

Note:	The balance sheet at December 31, 2007 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					Inception
					(June 12, 1996)
	Three months ended September 30,		Nine months ended September 30,		through
	2008	2007	2008	2007	September 30, 2008
Revenues:
Net sales	$—	$—	$—	$—	$174,830
Cost of goods sold	—	—	—	—	51,094

Gross margin	—	—	—	—	123,736
Grant revenue	—	—	—	—	129,733
Licensing revenue	—	—	500,000	500,000	1,000,000

Total revenues	—	—	500,000	500,000	1,253,469

Operating expenses:
Research and development	4,741,118	4,422,259	13,072,820	12,046,997	57,165,193
Selling, general and administrative	2,075,092	1,979,257	7,075,974	6,794,634	40,325,563
Depreciation and amortization	39,803	44,899	130,698	149,824	10,760,730
In-process research and development	—	—	—	—	10,422,130
Impairment loss — write off of goodwill	—	—	—	—	5,702,130
Equity in loss of investee	—	—	—	—	178,936

Total operating expenses	6,856,013	6,446,415	20,279,492	18,991,455	124,554,682

Loss from operations	(6,856,013)	(6,446,415)	(19,779,492)	(18,491,455)	(123,301,213)

Interest and other income	79,150	532,291	644,027	1,730,689	4,676,091
Interest expense	—	—	—	—	(179,090)

Loss before cumulative effect of change in accounting principle	(6,776,863)	(5,914,124)	(19,135,465)	(16,760,766)	(118,804,212)

Cumulative effect of change in accounting principle	—	—	—	—	(25,821)

Net loss	(6,776,863)	(5,914,124)	(19,135,465)	(16,760,766)	(118,830,033)

Preferred stock dividends	—	—	—	—	(621,240)

Net loss applicable to common stock	$(6,776,863)	$(5,914,124)	$(19,135,465)	$(16,760,766)	$(119,451,273)

Net loss per common share — basic and diluted	$(0.08)	$(0.07)	$(0.21)	$(0.19)

Weighted average shares — basic and diluted	90,252,572	90,007,509	90,252,572	89,798,207

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Inception
			(June 12, 1996)
			through
	Nine months ended September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(19,135,465)	$(16,760,766)	$(118,830,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,698	149,824	10,310,730
In-process research and development	—	—	10,422,130
Share-based compensation for employee awards	1,356,393	1,853,839	7,799,721
Expense related to stock options issued to non-employees	5,513	43,513	205,196
Expenses paid by issuance of common stock	—	58,750	1,144,697
Expenses paid by issuance of warrants	—	—	573,357
Expenses paid by issuance of preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Accretion of discount on investments in securities	(208,103)	(838,563)	(1,604,494)
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write-off of goodwill	—	—	5,702,130
Equity in loss of investee	—	—	178,936
Write-off of license agreement	—	—	152,866
Write-off of assets available-for-sale	—	—	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
Increase in prepaid expenses and other assets	(945,949)	(298,893)	(1,939,343)
Increase in accounts payable and accrued liabilities	517,882	1,488,893	4,187,404
Decrease in other long-term liabilities	(14,270)	(16,053)	—

Net cash used in operating activities	(18,293,301)	(14,319,456)	(80,328,345)

Cash flows from investing activities:
Purchases of short-term investments	(14,355,784)	(35,556,914)	(111,183,884)
Proceeds from sales and maturities of short-term investments	33,243,602	42,840,000	112,788,378
Purchases of property and equipment	(68,780)	(99,374)	(1,034,178)
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired from acquisitions, net of cash paid	—	—	32,395
Issuance of note receivable — related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by investing activities	18,819,038	7,183,712	987,504

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	4,200,993
Proceeds from sale of common stock	—	—	84,151,342
Proceeds from exercise of stock options	—	441,616	712,367
Proceeds from sale or exercise of warrants	—	—	11,382,894
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	—	—	(6,483,809)
Payments of notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718

Net cash provided by financing activities	—	441,616	94,647,317

Net increase (decrease) in cash and cash equivalents	525,737	(6,694,128)	15,306,476
Cash and cash equivalents at beginning of period	14,780,739	25,974,041	—

Cash and cash equivalents at end of period	$15,306,476	$19,279,913	$15,306,476

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

Since our inception, we have reported accumulated net losses of approximately $118.8 million and recurring negative cash flows from operations. In order to maintain sufficient cash and investments to fund future operations, and to develop our existing product candidates at the levels we believe optimize their value, we will need to raise additional capital in the short-term and beyond through collaborations, licensing arrangements or other strategic transactions, public or private sales of our equity securities, and/or debt financings. The balance of securities available-for-sale under our existing shelf registration was approximately $60.0 million as of September 30, 2008, but we may be subject to limitations with respect to the number of securities we can sell under this shelf registration. In October 2008, we implemented a restructuring plan designed to reduce operating costs, which included an approximately 27% reduction of our workforce and our discontinuation of work on all product candidates other than ANX-530 and ANX-514. With respect to ANX-530 and ANX-514, until we have secured additional funding, we anticipate focusing primarily on those activities relating to submitting new drug applications (“NDAs) for ANX-530 and ANX-514 and will delay or significantly reduce spending on other work, which may include delays or reductions with respect to scale-up manufacturing and product launch activities. If we are unable to raise capital as needed to fund future operations, then we may further defer or abandon our current development and commercialization plans for ANX-530 or ANX-514 and may also need to take additional cost-cutting measures which could have a material and adverse effect on our ability to achieve our business objectives. Our ability to raise capital has been materially and adversely affected by current credit conditions and the downturn in the financial markets and overall economy. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern.

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

In October 2008, the FASB issued FSP No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on our consolidated results of operations, financial position or cash flows.

FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. FAS 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 –	Quoted prices in active markets for identical assets or liabilities.

•	Level 2 –	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table represents our fair value hierarchy for our financial assets (which consisted solely of cash equivalents) measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Money market funds	$15,306,476	$—	$—	$15,306,476

Total	$15,306,476	$—	$—	$15,306,476

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

Estimated share-based compensation expense related to equity awards granted to employees for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Selling, general and administrative expense	$163,853	$374,434	$712,627	$1,060,096
Research and development expense	198,282	290,343	643,766	793,743

Share-based compensation expense before taxes	362,135	664,777	1,356,393	1,853,839
Related income tax benefits	—	—	—	—

Share-based compensation expense	$362,135	$664,777	$1,356,393	$1,853,839

Net share-based compensation expense per common share — basic and diluted	$0.00	$0.01	$0.02	$0.02

Since we have a net operating loss carryforward as of September 30, 2008, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statement of operations. There were no employee stock options exercised in the nine months ended September 30, 2008. For the nine month period ended September 30, 2007, employees exercised stock options to purchase 575,833 shares of common stock for aggregate proceeds of $442,000.

At September 30, 2008, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $2.7 million, which is expected to be recognized over a weighted-average period of 2.9 years. During the three and nine months ended September 30, 2008, we granted 228,000 and 2,880,500 stock options, respectively, to our employees and non-employee directors with an estimated weighted-average grant-date fair value of $0.18 and $0.46 per share, respectively. During the three and nine months ended September 30, 2007, we granted 44,400 and 1,155,733 stock options, respectively, to our employees and non-employee directors with the estimated weighted-average grant-date fair value of $2.10 and $2.40 per share, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted expected volatility	149.0%	137.0%	146.2%	138.0%
Average expected term (in years)	6.4	6.1	6.2	6.1
Average risk-free interest rate	3.3%	4.6%	3.1%	4.7%
Dividend yield	0	0	0	0
Estimated share-based compensation expense related to equity awards granted to non-employee consultants was $0 and $24,000 for the three months ended September 30, 2008 and 2007, respectively, and $6,000 and $102,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

We have excluded the following options and warrants from the calculation of diluted net loss per common share for the three and nine months ended September 30, 2008 and 2007 because they are anti-dilutive, due to the net loss:

	2008	2007
Warrants	13,373,549	13,408,549
Options	6,089,149	4,055,733

	19,462,698	17,464,282

6.	Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on short-term investments. Our components of comprehensive loss consist of net loss and unrealized gains or losses on short-term investments in securities. For the three months ended September 30, 2008 and 2007, comprehensive loss was $6.8 million and $5.9 million, respectively. For the nine months ended September 30, 2008 and 2007 and the period from inception (June 12, 1996) through September 30, 2008, comprehensive loss was $19.1 million, $16.8 million and $118.8 million, respectively.

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

In December 2007, the FASB issued FAS No. 141 (revised 2007) (“FAS 141R”), “Business Combinations”, which replaces FAS No. 141. FAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for financial statements issued for fiscal year 2009 and will apply prospectively to business combinations completed on or after January 1, 2009. We are currently evaluating the impact of implementing FAS 141R on our consolidated financial position, results of operations and liquidity.

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

In May 2008, we settled our dispute with Theragenex. In consideration of and conditioned upon Theragenex paying us an additional $0.6 million, we and Theragenex agreed to jointly move to dismiss the underlying arbitration action, and in connection with dismissing the arbitration, we and Theragenex agreed to release each other from any and all claims related to our past relationship, including Theragenex’s rights under the license agreement.

For the nine months ended September 30, 2007, we recognized $0.5 million in licensing revenue, which we received from Theragenex in January 2007, because our performance obligations were complete, collectability was reasonably assured and we had no continuing obligations for performance under the agreement. For the nine months ended September 30, 2008, we recognized $0.5 million in licensing revenue, which represents a portion of the $0.6 million Theragenex settlement payment, because we met the criteria for revenue recognition. The additional $0.1 million was recognized as other income. Since January 2007, we received a total of $1.1 million from Theragenex.

9.	Supplementary Cash Flow Information

			Inception
			(June 12, 1996)
	Nine months ended September 30,		through
	2008	2007	September 30, 2008
Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$179,090
Income taxes paid	—	—	—

Noncash investing and financing transactions excluded from the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 and for the period from inception (June 12, 1996) through September 30, 2008 are as follows:

			Inception
			(June 12, 1996)
	Nine months ended September 30,		through
	2008	2007	September 30, 2008
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	$—	$—	$1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	—	—	2,705
Acquisitions	—	—	24,781,555
Payment of dividends	—	—	213,000
Financial advisor services in connection with private placement	—	—	1,137,456
Acquisition of treasury stock in settlement of a claim	—	—	34,747
Cancellation of treasury stock	—	—	(34,747)
Assumptions of liabilities in acquisitions	—	—	1,235,907
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	—	—	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available-for-sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Purchases of equipment, which are included in accounts payable	3,825	20,000	3,825
Unrealized (gain) loss on short-term investments	2,702	(7,553)	—
10.	Commitments and Contingencies

In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance.

In May 2008, we settled our dispute with Theragenex. See Note 8 “Licensing Revenue” for additional information.

11.	Subsequent Events

On October 14, 2008, as part of a restructuring to reduce operating costs, we completed a work force reduction of nine employees. As a result of the reduction in force, we estimate that we will record severance-related charges of approximately $422,000, of which approximately $402,000 will be recorded in research and development and the remainder in selling, general and administrative expenses. Approximately $387,000 of the severance-related charges relates to severance payments and related employer taxes, and approximately $35,000 relates to health benefit allowance payments, which the eligible former employees may use, at their discretion, to pay the premiums required to continue their group health care coverage under COBRA or any other health care related expenses. Approximately $298,000 of the severance-related charges is expected to be recorded in the fourth quarter of 2008 and the remainder will be recorded in the first quarter of 2009. The severance-related charges that we expect to incur in connection with the reduction in force are subject to a number of assumptions and actual results may differ. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring.

Effective as of October 17, 2008, Evan M. Levine resigned from all of his positions with the Company, its subsidiaries and affiliated companies, other than as a member of the Company’s Board of Directors. Mr. Levine previously served as the Company’s Chief Executive Officer and President.

The Company’s Board of Directors appointed Mark E. Erwin to serve as Senior Vice President, Operations of the Company, effective as of October 20, 2008. Mr. Erwin previously served as Vice President, Commercialization of the Company since October 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under Item 1A of Part I, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2007.
Overview
We are a biopharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates primarily for the treatment of cancer. We seek to improve the performance and commercial potential of existing treatments by addressing limitations associated with these treatment regimens.
Currently, we are focused on advancing ANX-530 and ANX-514, which are novel emulsion formulations of currently marketed chemotherapy drugs. In October 2008, we discontinued active work on ANX-510, or CoFactor®, and all other product candidates other than ANX-530 and ANX-514. With respect to ANX-530 and ANX-514, until we have secured additional funding, we anticipate focusing primarily on those activities relating to submitting new drug applications (“NDAs”) for ANX-530 and ANX-514 and will delay or significantly reduce spending on other work, which may include delays or reductions with respect to scale-up manufacturing and product launch activities.
We are a development stage company and have incurred annual net losses since inception. We have devoted substantially all of our resources to research and development (“R&D”), activities related to regulatory approvals and future commercialization and acquisition of our product candidates. We have not yet marketed any products or generated any significant revenue from licensing our products or technology. As of September 30, 2008, our accumulated net losses amounted to $118.8 million. We expect that our R&D, selling, general and administrative (“SG&A”) and other operating costs will continue to exceed revenues for the foreseeable future. In order to maintain sufficient cash and investments to fund future operations, and to continue developing ANX-530 and ANX-514, we will need to raise additional capital in the short-term and beyond through collaborations, licensing arrangements or other strategic transactions, public or private sales of our equity securities, and/or debt financings. In October 2008, we implemented a restructuring plan designed to reduce operating costs while allowing us to continue development of ANX-530 and ANX-514. As part of the restructuring, we terminated a total of nine employees, consisting of four in research and development, two in clinical, two in selling, general and administrative and one in regulation/quality assurance. After adjusting to reflect anticipated severance costs, we expect this approximately 27% reduction of our workforce will reduce our compensation expenses in 2009 by approximately $1.5 million (fully burdened). Until we raise additional capital, we anticipate focusing primarily on those activities relating to submitting NDAs to obtain the approval of the United States Food and Drug Administration (“FDA”) for marketing ANX-530 and ANX-514, and we will delay or significantly reduce spending on other work related to these product candidates, which may include delays or reductions with respect to certain scale-up manufacturing and product launch activities. The Company anticipates the submission of its NDA for ANX-530 will take place in the second quarter of 2009 and the submission of its NDA for ANX-514 will take place in the third quarter of 2009. If we are unable to raise capital as needed to fund future operations, then we may defer or abandon our current development and commercialization plans for ANX-530 and/or ANX-514 and may also need to take additional cost-cutting measures which could have a material and adverse effect on our ability to achieve our business objectives.
As of September 30, 2008, we had cash and cash equivalents of approximately $15.3 million, which in light of the restructuring we implemented in October 2008, we believe will be sufficient to sustain our operations through the second quarter of 2009. We cannot be sure that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Our ability to raise capital has been materially and adversely affected by current credit conditions and the downturn in the financial markets and overall economy. Having insufficient funds may require us to further delay, scale-back or eliminate some or all of our programs, relinquish some or even all rights to product candidates, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern.
We intend to commercialize ANX-530 and ANX-514 ourselves in the U.S. We also remain receptive to partnering these product candidates in the U.S. if presented with terms that are sufficiently attractive. In the event of commercialization, we will likely incur substantial costs undertaking the activities associated with preparing for commercial launch of a product, including establishing commercial-scale manufacturing capabilities and hiring sales personnel and creating and maintaining a sales and distribution organization and associated regulatory compliance infrastructure. Subject to our ability to raise additional capital, substantial costs may be incurred in advance of the FDA’s decisions regarding marketing approvals of ANX-530 and ANX-514.
In October 2008, Evan M. Levine, our former Chief Executive Officer and President, resigned to pursue other opportunities. He continues to serve on our Board of Directors. We have informally begun a search for a new Chief Executive Officer. In the interim, consistent with our CEO succession planning, we are being led by a committee of executive officers. Mr. Bagnall has been appointed to serve as principal executive officer in addition to continuing in his other capacities.
Our Board of Directors appointed Mark E. Erwin to serve as Senior Vice President, Operations of the Company, effective as of October 20, 2008. Mr. Erwin had served as Vice President, Commercialization of the Company since October 2007.
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
In October 2008, the FASB issued FSP No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of FAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on our consolidated results of operations, financial position or cash flows.
FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. FAS 157 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 –	Quoted prices in active markets for identical assets or liabilities.

•	Level 2 –	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Comparison of Three Months Ended September 30, 2008 and 2007
Revenue. No revenue was recognized for the three months ended September 30, 2008 or 2007.
R&D Expenses. We maintain and evaluate our R&D expenses by the type of cost incurred rather than by project. We maintain and evaluate R&D expenses by type primarily because of the uncertainties described above, as well as because we out-source a substantial portion of our work and our R&D personnel work across multiple programs rather than dedicating their time to one particular program. We began maintaining such expenses by type on January 1, 2005. The following table summarizes our consolidated R&D expenses by type for the three months ended September 30, 2008 compared to the same period in 2007:

	Three months ended September 30,
	2008	2007	$ Variance	% Variance
External clinical study fees and expenses	$737,644	$1,936,308	$(1,198,664)	(62%)
External non-clinical study fees and expenses (1)	3,105,617	1,417,001	1,688,616	119%
Personnel costs	699,575	778,608	(79,033)	(10%)
Share-based compensation expense	198,282	290,342	(92,060)	(32%)

Total	$4,741,118	$4,422,259	$318,859	7%

(1)	External non-clinical study fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.
R&D expenses increased by $0.3 million, or 7%, to $4.7 million for the three months ended September 30, 2008, compared to $4.4 million for the comparable period in 2007. The increase in R&D expenses was primarily due to a $1.7 million increase in external research-related manufacturing and regulatory expenses for ANX-530 and ANX-514, offset by a $1.2 million decrease in external clinical trial expenses related to ANX-530 and CoFactor, a $0.1 million decrease in personnel costs and a $0.1 million decrease in share-based compensation expense.
Selling, General and Administrative Expenses. SG&A expenses increased by $0.1 million, or 5%, to $2.1 million for the three months ended September 30, 2008, compared to $2.0 million for the comparable period in 2007. The increase was primarily due to an increase in consulting expenses for market research for ANX-530.

Interest and Other Income. Interest and other income decreased by $0.4 million, or 85%, to $0.1 million for the three months ended September 30, 2008, compared to $0.5 million for the comparable period in 2007. The decrease was primarily attributable to lower interest income based on lower invested balances.
Net Loss. Net loss was $6.8 million, or $0.08 per share, for the three months ended September 30, 2008, compared to a net loss of $5.9 million, or $0.07 per share, for the comparable period in 2007.
Comparison of Nine Months Ended September 30, 2008 and 2007
Revenue. Revenue for the nine months ended September 30, 2008 and 2007 amounted to $0.5 million. For the nine months ended September 30, 2008, we recognized $0.5 million in licensing revenue, which represents a portion of the $0.6 million Theragenex settlement payment, because we met the criteria for revenue recognition. The remainder of the payment was recorded as other income. Revenue for the nine months ended September 30, 2007 represents the $0.5 million license fee paid by Theragenex in January 2007 under our license agreement with Theragenex. We recognized that nonrefundable license fee as revenue in the period when the criteria for revenue recognition were met. We have not generated any revenue from product sales to date, and we do not expect to generate revenue from product sales until such time that we have obtained approval from a regulatory agency to sell one of our product candidates, which we cannot predict will occur.
R&D Expenses.
The following table summarizes our consolidated R&D expenses by type for the nine months ended September 30, 2008 compared to the same period in 2007, and since January 1, 2005:

					January 1, 2005
	Nine months ended September 30,				through
	2008	2007	$ Variance	% Variance	September 30, 2008
External clinical study fees and expenses	$2,711.909	$5,612,856	$(2,900,947)	(52%)	$22,537,526
External non-clinical study fees and expenses (1)	7.176.135	3,242,496	3,933,639	121%	15,535,910
Personnel costs	2,541.010	2,397,902	143,108	6%	8,815,041
Share-based compensation expense	643,766	793,743	(149,977)	(19%)	2,802,462

Total	$13.072.820	$12,046,997	$1,025,823	9%	$49,690,939

(1)	External non-clinical study fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.
R&D expenses increased by $1.0 million, or 9%, to $13.1 million for the nine months ended September 30, 2008, compared to $12.1 million for the comparable period in 2007. The increase in R&D expenses was primarily due to a $3.9 million increase in external research-related manufacturing and regulatory expenses for ANX-530 and ANX-514 and an increase of $0.1 million in personnel and related costs, offset by a $2.9 million decrease in external clinical trial expenses related to ANX-530 and CoFactor and a $0.1 million decrease in share-based compensation expense.
Selling, General and Administrative Expenses. SG&A expenses increased by $0.3 million, or 4%, to $7.1 million for the nine months ended September 30, 2008, compared to $6.8 million for the comparable period in 2007. The increase was primarily due to a $0.2 million increase in severance expense related to the departure of our former chief financial officer and an increase in consulting expenses for market research for ANX-530.
Interest and Other Income. Interest and other income for the nine months ended September 30, 2008 was $0.6 million compared to $1.7 million for the comparable period in 2007. The decrease was primarily attributable to lower interest income based on lower invested balances. The decrease was partially offset by $0.1 million received as part of the Theragenex settlement which was recorded as other income.

Net Loss. Net loss was $19.1 million, or $0.21 per share, for the nine months ended September 30, 2008, compared to a net loss of $16.8 million, or $0.19 per share, for the comparable period in 2007.
Liquidity and Capital Resources
Since our inception we have funded our operations primarily through sales of our equity securities. As of September 30, 2008, we had cash and cash equivalents and short-term investments in securities totaling $15.3 million, compared to $33.5 million as of December 31, 2007. The decrease in cash and investments in securities was attributed to cash used for operations. As of September 30, 2008, we had all of our cash in cash and cash equivalents and nothing in short-term investments in securities. To reduce risk, we purchased U.S. Treasury securities in the three months ended September 30, 2008, which now comprise all of our cash equivalents. As a result, future interest income may be less than we earned in the past.
Operating Activities. Net cash used in operating activities was $18.3 million for the nine months ended September 30, 2008, compared to $14.3 million for the comparable period in 2007. The increase in net cash used in operating activities was primarily due to: 1) a $2.4 million increase in net loss primarily due to an increase in R&D expenses and a decrease in interest income, and 2) a $1.6 million net decrease in operating assets and liabilities primarily due to increases in accounts payable and accrued liabilities.
Investing Activities. Net cash provided by investing activities was $18.8 million for the nine months ended September 30, 2008, compared to net cash used in investing activities of $7.2 million for the comparable period in 2007. Net cash provided by investing activities in the nine months ended September 30, 2008 was primarily attributable to proceeds from sales and maturities of short-term investments in securities, net of purchases of short-term investments in securities.
Financing Activities. There were no financing activities in the nine months ended September 30, 2008. Net cash provided by financing activities was $0.4 million in the nine months ended September 30, 2007 from the exercise of employees’ stock options.
Accrued Compensation and Payroll Taxes. Accrued compensation and payroll taxes were $0.8 million at September 30, 2008, compared to $0.6 million at December 31, 2007, an increase of $0.2 million, or 35%. The increase was primarily due to an increase in the bonus accrual.
Management Outlook
As a result of the restructuring we implemented in October 2008, we believe that our cash and cash equivalents of approximately $15.3 million at September 30, 2008 should be sufficient to sustain our operations through the second quarter of 2009. As part of our restructuring, we have discontinued active work on all of our product candidates other than ANX-530 and ANX-514, and, with respect to ANX-530 and ANX-514, until we have secured additional funding, we anticipate focusing primarily on activities relating to submitting NDAs for ANX-530 and ANX-514 and will delay or significantly reduce spending on other work, which may include delays or reductions with respect to certain scale-up manufacturing and activities related to product launch. In order to maintain sufficient cash and investments to fund operations beyond the second quarter of 2009 and to develop ANX-530, ANX-514 and our other existing product candidates at the levels we believe optimize their value, we will need to raise additional capital in the short-term and beyond through collaborations, licensing arrangements or other strategic transactions, public or private sales of our equity securities, and/or debt financings. The balance of securities available-for-sale under our existing shelf registration was approximately $60.0 million as of September 30, 2008, but we may be subject to limitations with respect to the number of securities we can sell under this shelf registration. If we are unable to raise capital as needed to fund future operations, then we may further defer or abandon one or more of our R&D programs and/or our current commercialization plans for ANX-530 and/or ANX-514 and may also need to take additional cost-cutting measures, which could have a material and adverse effect on our ability to achieve our business objectives. Our ability to raise capital has been materially and adversely affected by current credit conditions and the downturn in the financial markets and overall economy. In addition, our ability to timely raise capital on commercially reasonable terms may be limited by requirements, rules and regulations of the Securities and Exchange Commission and the American Stock Exchange. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. In addition, depending upon the market price of our common stock at the time of any such transaction, we may be required to sell a significant percentage of common stock, potentially requiring a stockholder vote pursuant to American Stock Exchange rules, which could lead to a significant delay and closing uncertainty. If we raise additional funds by incurring debt, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

We cannot be sure that additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to further delay, scale-back or eliminate some or all of our programs, relinquish some or even all rights to product candidates, or renegotiate less favorable terms than we would otherwise choose. Failure to obtain adequate financing would adversely affect our ability to operate as a going concern.
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
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risk that we will be unable to raise sufficient capital to fund the projects necessary to meet our goals, including funding the continued development and commercialization of ANX-530 or ANX-514; the risk that our restructuring costs may be greater than anticipated and our October 2008 workforce reduction and any future workforce and expense reductions may have an adverse impact on our business; the risk the FDA will determine that ANX-530 and Navelbine® are not bioequivalent, including as a result of performing pharmacokinetic equivalence analysis based on a patient population other than the population on which we based our analysis; the risk that the on-going clinical study of ANX-514 does not demonstrate pharmacokinetic equivalence or bioequivalence; the risk of investigator bias in reporting adverse events as a result of the open-label nature of the ANX-530 bioequivalence clinical study, including bias that increased the reporting of adverse events associated with Navelbine and/or that decreased the reporting of adverse events associated with ANX-530; difficulties or delays in manufacturing, obtaining regulatory approval for and marketing ANX-530 and ANX-514, including validating commercial manufacturers and suppliers and the potential for automatic injunctions regarding FDA approval of ANX-514; the potential for regulatory authorities to require additional preclinical work or other clinical requirements to support regulatory filings, including prior to the submission or the approval of an NDA for ANX-530 and ANX-514; the risk that the resignation of our former Chief Executive Officer and President and/or our leadership by a committee of executive officers will negatively impact our ability to execute our business plan or to maintain effective disclosure controls and procedures or internal control over financial reporting; the risk that the performance of third parties on whom we rely to conduct our studies or evaluate the data, including clinical investigators, expert data monitoring committees, contract laboratories and contract research organizations, may be substandard, or they may fail to perform as expected; and other risks and uncertainties more fully discussed in Item 1A of Part I, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2007, and those discussed in other documents we file with the Securities and Exchange Commission. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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
Item 1A. Risk Factors
Not required.
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

ADVENTRX Pharmaceuticals, Inc.
Date: November 7, 2008	By:	/s/ Mark N.K. Bagnall
Mark N.K. Bagnall
Executive Vice President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibit	Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.