Form 10-Q
period 2009-03-31
ADVENTRX PHARMACEUTICALS INC
filed 2009-05-15
CIK 1160308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of April 21, 2009 was 90,252,572.

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

a. Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3

b. Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period from inception (June 12, 1996) through March 31,2009	4

c. Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from inception (June 12, 1996) through March 31, 2009	5

d. Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T. Controls and Procedures	18

PART II OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

SIGNATURES	20

Exhibit 10.1
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.8
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,306,646	$9,849,904
Interest and other receivables	304,594	121,736
Prepaid expenses	353,340	477,902

Total current assets	5,964,580	10,449,542

Property and equipment, net	166,527	199,052
Other assets	60,247	60,664

Total assets	$6,191,354	$10,709,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,054,680	1,721,376
Accrued liabilities	1,342,945	2,077,188
Accrued compensation and payroll taxes	781,546	915,459

Total current liabilities	3,179,171	4,714,023

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 90,252,572 shares issued and outstanding at March 31, 2009 and December 31, 2008	90,254	90,254
Additional paid-in capital	131,925,397	131,751,439
Deficit accumulated during the development stage	(129,003,468)	(125,846,458)

Total stockholders’ equity	3,012,183	5,995,235
Total liabilities and stockholders’ equity	$6,191,354	$10,709,258

Note:
The balance sheet at December 31, 2008 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

			Inception
			(June 12, 1996)
			through
	Three months ended March 31,		March 31,
	2009	2008	2009

Revenues:
Net sales	$—	$—	$174,830
Grant revenue	—	—	129,733
Licensing revenue	300,000	—	1,300,000

Total net revenues	300,000	—	1,604,563

Cost of goods sold	—	—	51,094

Gross margin	300,000	—	1,553,469

Operating expenses:
Research and development	1,647,300	3,820,307	63,661,856
Selling, general and administrative	1,779,240	2,365,194	44,748,442
Depreciation and amortization	32,246	46,779	10,830,317
In-process research and development	—	—	10,422,130
Impairment loss — write off of goodwill	—	—	5,702,130
Equity in loss of investee	—	—	178,936

Total operating expenses	3,458,786	6,232,280	135,543,811

Loss from operations	(3,158,786)	(6,232,280)	(133,990,342)

Loss on fair value of warrants	—	—	(12,239,688)
Interest income	—	—	4,582,028
Other income	1,776	299,208	114,154
Interest expense	—	—	(179,090)

Loss before cumulative effect of change in accounting principle	(3,157,010)	(5,933,072)	(141,712,938)

Cumulative effect of change in accounting principle	—	—	(25,821)

Net loss	(3,157,010)	(5,933,072)	(141,738,759)

Preferred stock dividends	—	—	(621,240)
Net loss applicable to common stock	$(3,157,010)	$(5,933,072)	$(142,359,999)

Net loss per common share — basic and diluted	$(0.03)	$(0.07)

Weighted average shares — basic and diluted	90,252,572	90,252,572

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Inception
			(June 12, 1996)
			through
	Three months ended March 31,		March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(3,157,010)	$(5,933,072)	$(141,738,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,246	46,779	10,380,317
Loss (gain) on disposal of fixed assets	279	188	(3,319)
Fair value of warrant liability	—	—	12,239,688
Expenses related to employee stock options	173,958	638,416	8,026,520
Expense related to stock options issued to non-employees	—	5,680	204,664
Expenses paid by issuance of common stock	—	—	1,341,372
Expenses paid by warrants	—	—	573,357
Expenses paid by preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Accretion of discount	—	(131,929)	(1,249,853)
Amortization of debt discount	—	—	450,000
Gain /loss on disposals of property and equipment	—	—	—
Accretion of discount on investments in securities	—	—	(354,640)
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write-off of goodwill	—	—	5,702,130
Equity in loss of investee	—	—	178,936
In-process research and development	—	—	10,422,130
Write-off of license agreement	—	—	152,866
Write-off of assets available-for-sale	—	—	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:	—	—	—
Increase (decrease) in prepaid expenses and other assets	(57,879)	17,648	(965,550)
Increase (decrease) in accounts payable and accrued liabilities	(1,534,852)	588,129	3,355,878
Decrease in other long-term liabilities	—	(5,352)	—

Net cash used in operating activities	(4,543,258)	(4,773,513)	(90,365,905)

Cash flows from investing activities:
Purchases of short-term investments	—	(6,437,340)	(111,183,884)
Proceeds from sales and maturities of short-term investments	—	16,750,000	112,788,378
Purchases of property and equipment	—	(20,522)	(1,030,354)
Proceeds from sale of property and equipment	—	—	33,906
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired from acquisitions, net of cash paid	—	—	32,395
Issuance of note receivable — related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by (used in) investing activities	—	10,292,138	1,025,234

Cash flows from financing activities:
Proceeds from sale of preferred stock	—	—	4,200,993
Proceeds from sale of common stock	—	—	84,151,342
Proceeds from exercise of stock options	—	—	712,367
Proceeds from sale or exercise of warrants	—	—	11,382,894
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	—	—	(6,483,809)
Payments of notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718

Net cash provided by financing activities	—	—	94,647,317

Net increase (decrease) in cash and cash equivalents	(4,543,258)	5,518,625	5,306,646
Cash and cash equivalents at beginning of period	9,849,904	14,780,739	—

Cash and cash equivalents at end of period	$5,306,646	$20,299,364	$5,306,646

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation

ADVENTRX Pharmaceuticals, Inc., a Delaware corporation (“ADVENTRX,” “we” or the “Company”), prepared the unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual audited financial statements and should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on March 27, 2009 (“2008 Annual Report”). The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements included in the 2008 Annual Report. In the opinion of management, these interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year.

Since our inception, we have an accumulated net loss of approximately $141.7 million and recurring negative cash flows from operations. Currently, we are focused primarily on evaluating strategic options, including the sale or exclusive license of one or more of our product candidate programs, a strategic business merger and other similar transactions. We implemented restructuring and cost-cutting measures in October 2008, January 2009 and March 2009 and eliminated all but a select, small number of full-time employees and discontinued substantially all of our development activities and fundamental business operations to provide additional time to consummate a strategic transaction or otherwise obtain financing.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SD Pharmaceuticals, Inc. and ADVENTRX (Europe) Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

2.	Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, as a result of the Company’s continued losses and current cash and financing position, such realization of assets or satisfaction of liabilities, without substantial adjustments, is uncertain. The future of the Company is dependent upon its ability to obtain additional funding.

In December 2008, the Company announced that it was evaluating various strategic options, including the sale or exclusive license of one or more of the Company’s product candidate programs, a strategic business merger and other similar transactions, certain of which would result in a change of control of the Company. However, progress with potential strategic transaction partners has not been as rapid or on terms as attractive as the Company would have desired. The Company previously has taken steps designed to provide additional time to consummate a strategic transaction or otherwise obtain financing, including eliminating all but a select, small number of full-time employees and discontinuing substantially all of its development activities and fundamental business operations. As a result, its ability to further curtail expenses to provide further time is limited, and the restructuring and cost-cutting measures it has taken may not provide it with sufficient additional time to consummate a strategic transaction or otherwise obtain financing. Further, in May 2009, the Company announced that the primary endpoint in its bioequivalence study of ANX-514 was not met, that the resulting uncertainty around the cost and timeline to approval by the U.S. Food and Drug Administration, or FDA, of ANX-514 may adversely impact the Company’s on-going strategic transaction discussions, and that, in light of its working capital, the Company is evaluating both its strategic and non-strategic options. Accordingly, in May 2009, the Company began to evaluate the process of winding-down its operations, including engaging a third-party firm to assist it with its evaluation. There can be no assurances that we will continue to pursue our strategic transaction alternatives or, if we do, that we will be able to consummate a strategic transaction on a timely basis, or at all. The Company likely will not be able to continue as a going concern, unless, as part of a strategic transaction or otherwise, it raises adequate capital. Given this uncertainty, there is significant doubt as to the Company’s ability to continue as a going concern.

The accompanying financial statements for the quarter ended March 31, 2009 do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities, that might be necessary in the event the Company cannot continue as a going concern.

3.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

4.	Fair Value Measurements

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
The following table represents our fair value hierarchy for our financial assets (which consisted solely of cash equivalents) measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total

Money Market funds	$5,306,646	$—	$—	$5,306,646

Total	$5,306,646	$—	$—	$5,306,646

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

5.	Share-Based Payments

Estimated share-based compensation expense related to equity awards granted to employees for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
Selling, general and administrative expense	$199,334	$332,720
Research and development expense	(25,376)	305,696

Share-based compensation expense before taxes	173,958	638,416
Related income tax benefits	—	—
Share-based compensation expense	$173,958	$638,416

Net share-based compensation expense per common share — basic and diluted	$0.002	$0.001

In January 2009, we granted under our 2008 Omnibus Incentive Plan restricted stock units to seven employees that represented the right to receive in the aggregate 3,700,000 shares of our common stock. These units will vest immediately prior to a strategic transaction (as defined in the documentation evidencing the grant of the units). We will record share-based compensation expense in connection with these restricted stock units, if at all, only if a strategic transaction is consummated.

Since we have a net operating loss carryforward as of March 31, 2009, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statement of operations. There were no employee stock options exercised in the three months ended March 31, 2009 and 2008.

At March 31, 2009, total employee stock compensation expense included forfeitures for terminated employees resulting in a credit to research and development stock compensation expense for the three month period ended March 31, 2009.

At March 31, 2009, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $1.7 million, which is expected to be recognized over a weighted-average period of 3.0 years. During the three months ended March 31, 2009 and 2008, we granted 0 and 1,802,500 stock options, respectively, to our employees and non-employee directors with an estimated weighted-average grant-date fair value of $0 and $0.51.

Estimated share-based compensation expense related to equity awards granted to non-employee consultants was $0 and $6,000 for the three months ended March 31, 2009 and 2008, respectively.

6.	Net Loss Per Common Share

We calculate basic and diluted net loss per common share in accordance with the FAS No. 128, “Earnings Per Share”. Basic net loss per common share was calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Options, warrants and restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of the net loss, all of the options, warrants and restricted stock units were excluded from the calculation.

We have excluded the following options, warrants and restricted stock units from the calculation of diluted net loss per common share for the three months ended March 31, 2009 and 2008 because they are anti-dilutive, due to the net loss:

	2009	2008
Warrants	13,373,549	13,373,549
Options	3,509,897	5,589,483
Restricted Stock Units	3,700,000	—

	20,583,446	18,963,032

7.	Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on short-term investments. Our components of comprehensive loss consist of net loss and unrealized gains or losses on short-term investments in securities. For the three months ended March 31, 2009 and 2008, comprehensive loss was $3.2 million and $5.9 million, respectively. For the three months ended March 31, 2008 and 2007 and the period from inception (June 12, 1996) through March 31, 2009, comprehensive loss was $5.9 million, $5.1 million and $141.7 million, respectively.

8.	Recent Accounting Pronouncements

In April 2009, the FASB issued three new FASB Staff Positions (“FSP”) relating to fair value accounting; FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity of the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” and FSP FAS 107-1/APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” These FSPs impact certain aspects of fair value measurements, impairments of securities and related disclosures. The provisions of these FSPs are effective for interim and annual periods ending after June 15, 2009. The Company does not expect the impact of adopting these FSPs to have a material effect on its consolidated results of operations or financial position.

In April 2009, the FASB issued FSP FAS 141(R) -1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies”. The FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations” to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting beginning on or after December 15, 2008.

9.	Licensing Revenue

In March 2009, we announced that we and our wholly-owned subsidiary, SD Pharmaceuticals, Inc., had entered into a license agreement with respect to our product candidate ANX-514 (docetaxel emulsion) (the “License Agreement”) with Shin Poong Pharmaceutical Co., Ltd., a company organized under the laws of the Republic of Korea (“Shin Poong”), pursuant to which we granted to Shin Poong an exclusive license, including the right to sublicense, to research, develop, make, have made, use, offer for sale, sell and import licensed products, in each case solely for the treatment of cancer by intravenous administration of formulations of docetaxel as emulsified products and solely in South Korea. Under the terms of the License Agreement, we will receive an upfront licensing fee of $0.3 million, a regulatory milestone payment of either $0.2 million or $0.4 million (depending on whether Shin Poong is required by the Korea Food and Drug Administration to conduct a bioequivalence or clinical study in human subjects prior to receipt of regulatory approval) upon receipt of regulatory approval for marketing a licensed product in South Korea, one-time commercial milestone payments tied to annual net sales of licensed products in an aggregate amount of up to $1.5 million and royalty payments on net sales of licensed products. Shin Poong is responsible for all development and commercial activities related to ANX-514 in South Korea. If Shin Poong is required by the Korea Food and Drug Administration to conduct a bioequivalence or clinical trial in human subjects prior to receipt of regulatory approval and we elect not to supply product to conduct such trial, which supply obligation is subject to limitations, we will pay Shin Poong $0.1 million.

We received the $0.3 million upfront licensing fee in April 2009. We recognized $0.3 million in licensing revenue in the three-month period ended March 31, 2009 because we met the criteria under our revenue recognition policy in that period.

10.	Supplementary Cash Flow Information

Noncash investing and financing transactions not presented on the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 and for the period from inception (June 12, 1996) through March 31, 2009 are as follows:

			Inception
			(June 12, 1996)
			through
	Three months ended March 31,		March 31,
	2009	2008	2009
Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$179,090
Income taxes paid	—	—	—
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	$—	$—	1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	—	—	2,705
Acquisitions	—	—	24,781,555
Payment of dividends	—	—	213,000
Financial advisor services in connection with private placement	—	—	1,137,456
Acquisition of treasury stock in settlement of a claim	—	—	34,747
Cancellation of treasury stock	—	—	(34,737)
Assumptions of liabilities in acquisitions	—	—	1,235,907
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	—	—	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available-for-sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Purchases of equipment, which are included in accounts payable	—	12,382	3,825
Unrealized (gain) loss on short-term investments	—	(6,101)	—
11.	Severance Related Expenses

In January 2009, as part of a restructuring to reduce operating costs, we completed a work force reduction of six employees. As a result of the work force reduction, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded severance-related charges of $174,000, of which $86,000 was recorded in research and development and the remainder in selling, general, and administrative expenses. Severance-related charges of $144,000 were recorded in the first quarter of 2009 and the remainder will be recorded in the second quarter of 2009.

On April 3, 2009, we effected the reduction in our full-time workforce to small, select number of full-time employees that we announced on March 20, 2009. In addition, we have discontinued substantially all of our development activities and fundamental business operations. Our remaining employees will focus their efforts primarily on continuing to evaluate and execute strategic options. As a result of this reduction in force, we recorded severance-related charges of $163,000, of which $114,000 was recorded in the first quarter of 2009 and $49,000 is expected to be recorded in the second quarter of 2009. The severance-related charges that we expect to incur in the second quarter of 2009 are subject to a number of assumptions, and actual results may differ. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, this and other reductions in our workforce.

12.	Subsequent Event

In May 2009, we announced that we did not meet the primary endpoint in our bioequivalence study of ANX-514, that the resulting uncertainty around the cost and timeline to FDA approval of ANX-514 may adversely impact our on-going strategic transaction discussions, and that, in light of our working capital, we are evaluating both our strategic and non-strategic options. Accordingly, in May 2009, the Company began to evaluate the process of winding-down its operations, including engaging a third-party firm to assist it with its evaluation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.
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
We have an immediate need to raise additional capital to support our operations. We have incurred annual net losses since inception. We had a net loss of $3.2 million in the first quarter of 2009, which included charges associated with our October 2008 and January and March 2009 reductions in force, and cash and cash equivalents of approximately $5.3 million and working capital of $2.8 million at March 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern. Our interim condensed consolidated financial statements for the period ended and at March 31, 2009 have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
In December 2008, we announced that we were evaluating strategic options, including the sale or exclusive license of one or more of our product candidate programs, a strategic business merger and other similar transactions. However, progress with potential strategic transaction partners has not been as rapid or on terms as attractive as we would have desired. We previously have taken steps designed to provide additional time to consummate a strategic transaction or otherwise obtain financing, including eliminating all but a small, select number of full-time employees and discontinuing substantially all of our development activities and fundamental business operations. As a result, our ability to further curtail expenses to provide further time is limited, and the restructuring and cost-cutting measures we have taken may not provide us with sufficient additional time to consummate a strategic transaction or otherwise obtain financing. Further, in May 2009, we announced that we did not meet the primary endpoint in our bioequivalence study of ANX-514, that the resulting uncertainty around the cost and timeline to approval by the FDA of ANX-514 may adversely impact our on-going strategic transaction discussions, and that, in light of our working capital, we are evaluating both our strategic and non-strategic options. Accordingly, in May 2009, the Company began to evaluate the process of winding-down its operations, including engaging a third-party firm to assist it with its evaluation. There can be no assurances that we will continue to pursue our strategic transaction alternatives or, if we do, that we will be able to consummate a strategic transaction on a timely basis, or at all. If we are unable to consummate a strategic transaction or otherwise obtain financing on a timeline that we believe is acceptable, we will begin the process of divesting our assets on best-available terms, entirely winding-down our operations and distributing any remaining cash to our stockholders. However, based on our current working capital and the estimated costs associated with seeking approval for and implementing a liquidation plan, we expect our remaining cash, if any, to be insignificant.
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
Our trademark CoFactor® is registered in the United States Patent and Trademark Office (in the Supplemental Register) under Registration No. 2,946,934, for use in connection with chemotherapy modulators derived from folic acid. We are developing commercial names for our other product candidates. All other trademarks, service marks or trade names appearing in this report, including but not limited to Navelbine® and Taxotere®, are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks, trade names, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark, trade name, trade dress or product owners.

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
Milestone payments that we make in connection with in-licensed technology or product candidates are expensed as incurred when there is uncertainty in receiving future economic benefits from the licensed technology or product candidates. We consider the future economic benefits from the licensed technology or product candidates to be uncertain until such licensed technology or product candidates are approved for marketing by the FDA or when other significant risk factors are abated. For accounting purposes, management has viewed future economic benefits for all of our licensed technology or product candidates to be uncertain.
Payments in connection with our bioequivalence and clinical trials are often made under contracts with multiple contract research organizations that conduct and manage these trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price or on a time-and-material basis. Payments under these contracts depend on factors such as the successful enrollment or treatment of patients or the completion of other milestones. Expenses related to bioequivalence and clinical trials are accrued based on our estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies, and trials progress. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the contracted amounts are modified (for instance, as a result of changes in the bioequivalence or clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in scope of contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. Because of the uncertainty of possible future changes to the scope of work in bioequivalence and clinical trials contracts, we are unable to quantify an estimate of the reasonably likely effect of any such changes on our consolidated results of operations or financial position. Historically, we have had no material changes in our bioequivalence and clinical trial expense accruals that would have had a material impact on our consolidated results of operations or financial position.

Purchased In-Process Research and Development. In accordance with SFAS No. 141, “Business Combinations,” we accounted for the costs associated with any purchased in-process research and development, or IPR&D, to the statement of operations upon acquisition through December 31, 2008. These amounts represent an estimate of the fair value of purchased IPR&D for projects that, as of the acquisition date, had not yet reached technological feasibility, had no alternative future use, and had uncertainty in generating future economic benefits. We determine the future economic benefits from the purchased IPR&D to be uncertain until such technology is incorporated into products approved for marketing by the FDA or when other significant risk factors are abated.
We adopted SFAS No. 141(R)-1, “Business Combinations”, effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have a material effect on our consolidated results of operations and financial condition.
Stock-based Compensation Expenses. Effective January 1, 2006, we accounted for stock-based compensation awards granted to employees, including members of our board of directors, in accordance with the revised SFAS No. 123, “Share-Based Payment,” or SFAS 123R, including the provisions of Staff Accounting Bulletins No. 107 and No. 110. Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of March 31, 2009, we had no awards with market or performance conditions other than the restricted stock units that we granted in January 2009, which will vest, if at all, immediately prior to a strategic transaction (as defined in the documentation evidencing the grant of the units). As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Although estimates of stock-based compensation expenses are significant to our consolidated financial statements, they are not related to the payment of any cash by us. Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement principles of SFAS 123, “Accounting for Stock-Based Compensation.”
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
Income Taxes. In June 2006, FASB issued Financial Interpretation No., or FIN, 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements only if the position is more likely than not of being sustained upon an examination by tax authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 were effective for us as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings in the year of adoption. We adopted FIN 48 on January 1, 2007, which did not have a material impact on our consolidated results of operations or financial position.
Costs Associated with Exit or Disposal Activities. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as part of a restructuring to reduce operating costs, in January 2009, we completed a work force reduction of six employees. As a result of the reduction in force, we recorded severance-related charges of $174,000, of which $86,000 was recorded in research and development and the remainder in selling, general, and administrative expenses. Severance-related charges of $144,000 were recorded in the first quarter of 2009 and the remainder will be recorded in the second quarter of 2009.

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as part of a restructuring to reduce operating costs, in March 2009, we announced that we would reduce to a small, select number of full-time employees. The severance costs and employer taxes associated with the reduction in force of nine employees was $163,000. Severance-related charges of $114,000 were recorded in the first quarter of 2009 and the remainder will be recorded in the second quarter of 2009. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring.
The foregoing is not intended to be a comprehensive list of all of our accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America.
Results of Operations
A general understanding of the drug development process is critical to understanding our results of operations. Drug development in the U.S. and most countries throughout the world is a process that includes several steps defined by the FDA and similar regulatory authorities in foreign countries. The FDA approval processes relating to new drugs differ, depending on the nature of the particular drug for which approval is sought. With respect to any drug product with active ingredients not previously approved by the FDA, a prospective drug manufacturer is required to submit a new drug application, or NDA, which includes complete reports of pre-clinical, clinical and laboratory studies and extensive manufacturing information to prove such product’s safety and effectiveness. The NDA process generally requires, before the submission of the NDA, filing of an investigational new drug application, or IND, pursuant to which permission is sought to begin clinical testing of the new drug product. An NDA based on published safety and effectiveness studies conducted by others, or previous findings of safety and effectiveness by the FDA, may be submitted under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA. Development of new formulations of pharmaceutical products under Section 505(b)(2) of the FDCA may have shorter timelines than those associated with developing new chemical entities.
Generally, with respect to any drug product with active ingredients not previously approved by the FDA, an NDA must be supported by data from at least phase 1, phase 2 and phase 3 clinical trials. Phase 1 clinical trials can be expected to last from 6 to 18 months, phase 2 clinical trials can be expected to last from 12 to 24 months and phase 3 clinical trials can be expected to last from 18 to 36 months. However, clinical development timelines vary widely, as do the total costs of clinical trials and the likelihood of success. We anticipate that we will make determinations as to which R&D programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, our ongoing assessment of its market potential and our available resources. In March 2009, we announced that we would discontinue substantially all of our development activities and fundamental business operations to provide additional time to consummate a strategic transaction or otherwise obtain financing.
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
Comparison of Three Months Ended March 31, 2009 and 2008
Revenue. Revenue recognized for the three months ended March 31, 2009 represents a $0.3 million nonrefundable license fee under our license agreement with Shin Poong Pharmaceutical Co., Ltd. Consistent with our revenue recognition policy, we recognized the license fee as revenue in the three-month period ended March 31, 2009 because, in that period, persuasive evidence of an arrangement existed, services had been rendered, the amount of the payment was fixed and determinable and collectability was reasonably assured. No revenue was recognized for the three months ended March 31, 2008.
R&D Expenses. We maintain and evaluate our R&D expenses by the type of cost incurred rather than by project. We maintain and evaluate R&D expenses by type primarily because of the uncertainties described above, as well as because we out-source a substantial portion of our work and our R&D personnel work across multiple programs rather than dedicating their time to one particular program. We began maintaining such expenses by type on January 1, 2005. The following table summarizes our consolidated R&D expenses by type for the three months ended March 31, 2009 compared to the same period in 2008:

					January 1, 2005
	Three months ended March 31,				through
	2009	2008	$ Variance	% Variance	March 31, 2009
External clinical study fees and expenses	$578,992	$1,021,920	$(442,928)	(43%)	$23,778,472
External non-clinical study fees and expenses (1)	470,248	1,418,985	(948,737)	(67%)	19,415,722
Personnel costs	623,436	1,073,706	(450,270)	(42%)	10,134,624

Share-based compensation expense	(25,376)	305,696	(331,072)	(108%)	2,858,784

Total	$1,647,300	$3,820,307	$(2,173,007)	(57%)	$56,187,602

(1)	External non-clinical study fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.
R&D expenses decreased by $2.2 million, or 57%, to $1.6 million for the three months ended March 31, 2009, compared to $3.8 million for the comparable period in 2008. The decrease in R&D expenses was primarily due to a $0.6 million decrease in external clinical trial expenses related to CoFactor, a $1.0 million decrease in non-clinical expenses related to ANX-514 and ANX-530, a $0.5 million decrease in personnel costs related to the reductions in staff and a $0.3 million decrease in share-based compensation expense, offset by a $0.2 million increase in clinical trial expenses related to ANX-514. We expect R&D expenses to continue to decline given our recent reductions in full-time employees and that we have discontinued substantially all of our development activities and fundamental business operations until we complete a strategic transaction or otherwise obtain financing.
Selling, General and Administrative Expenses. SG&A expenses decreased by $0.6 million, or 25%, to $1.8 million for the three months ended March 31, 2009, compared to $2.4 million for the comparable period in 2008. The decrease was primarily due to a $0.3 million decrease in personnel costs related to reductions in staff, a $0.2 million decrease in legal and professional services and a $0.1 million decrease in business insurance. We expect SG&A expenses to continue to decline given our recent reductions in full-time employees and that we have discontinued substantially all of our development activities and fundamental business operations until we complete a strategic transaction or otherwise obtain financing.
Interest and Other Income. Interest and other income decreased by $0.3 million, or 99%, to $1,776 for the three months ended March 31, 2009, compared to $0.3 million for the comparable period in 2008. The decrease was primarily attributable to lower interest income based on lower cash balances. We expect that interest income will continue to decline as forecasted interest rates decline along with lower cash balances.

Net Loss. Net loss was $3.2 million, or $0.03 per share, for the three months ended March 31, 2009, compared to a net loss of $5.9 million, or $0.07 per share, for the comparable period in 2008. Included in the net loss for the three months ended March 31, 2009 were charges associated with our October 2008 and January and March 2009 reductions in force.
Liquidity and Capital Resources
We have a history of recurring losses from operations and we have funded our operations primarily through sales of our equity securities. We had a net loss of $3.2 million in the first quarter of 2009, which included charges associated with our October 2008 and January and March 2009 reductions in force, and cash and cash equivalents of approximately $5.3 million and working capital of $2.8 million at March 31, 2009. We have an immediate need to raise additional capital to support our operations, though in the current financial and economic environment it is uncertain that we can obtain funding through our traditional sources of capital. These factors raise substantial doubt about our ability to continue as a going concern.
We are evaluating strategic options, including the sale or exclusive license of one or more of our product candidate programs, a strategic business merger and other similar transactions, as well as non-strategic options, including financing transactions and orderly winding-down our operations. Certain strategic options may improve our liquidity and provide us with working capital to fund continuing business operations or may result in the divestiture of future development and commercialization activities and related expenses. However, there can be no assurances that we will continue to pursue our strategic alternatives or, if we do, that we will be successful in consummating a strategic transaction on a timely basis, or at all. We likely will not be able to continue as a going concern, unless, as part of a strategic transaction or otherwise, we raise adequate capital. We have eliminated all but a select, small number of full-time employees and discontinued substantially all of our development activities and fundamental business operations and our ability to further curtail expenses to provide additional time to consummate a strategic transaction or otherwise obtain financing is limited.
Operating Activities. Net cash used in operating activities was $4.5 million for the three months ended March 31, 2009, compared to $4.8 million for the comparable period in 2008. The decrease in net cash used in operating activities was primarily due to reductions in development activities and fundamental business operations, offset by a $0.3 million increase in licensing revenue. Included in net cash used in operating activities for the three months ended March 31, 2009 were charges associated with our October 2008 and January and March 2009 reductions in force. Accordingly, the decreased expenses we otherwise would have realized in the first quarter of 2009 were offset by charges associated with our October 2008 and January and March 2009 reductions in force.
Investing Activities. Net cash provided by investing activities was $0 for the three months ended March 31, 2009, compared to net cash used in investing activities of $10.3 million for the comparable period in 2008.
Financing Activities. There were no financing activities in the three months ended March 31, 2009 and 2008.
Accrued Compensation and Payroll Taxes. Accrued compensation and payroll taxes were $0.8 million at March 31, 2009, compared to $0.9 million at December 31, 2008, a decrease of $0.1 million, or 15%. The decrease was primarily due to the paying-down of severance-related expenses associated with our October 2008 reduction in staff, offset by severance-related expenses associated with our January and March 2009 reductions in staff.
Management Outlook
We have an immediate need to raise additional capital to support our operations. Our ability to raise capital has been materially and adversely affected by current credit conditions and the downturn in the financial markets and overall economy. In addition, our ability to timely raise capital on commercially reasonable terms may be limited by requirements, rules and regulations of the Securities and Exchange Commission and the NYSE Amex (formerly, the American Stock Exchange).
In December 2008, we announced that we were evaluating strategic options, including the sale or exclusive license of one or more of our product candidate programs, a strategic business merger and other similar transactions. However, progress with potential strategic transaction partners has not been as rapid or on terms as attractive as we would have desired. We previously have taken steps designed to provide additional time to consummate a strategic transaction or otherwise obtain financing, including eliminating all but a small, select number of full-time employees and discontinuing substantially all of our development activities and fundamental business operations. As a result, our ability to further curtail expenses to provide further time is limited, and the restructuring and cost-cutting measures we have taken may not provide us with sufficient additional time to consummate a strategic transaction or otherwise obtain financing. Further, in May 2009, we announced that we did not meet the primary endpoint in our bioequivalence study of ANX-514, that the resulting uncertainty around the cost and timeline to approval by the FDA of ANX-514 may adversely impact our on-going strategic transaction discussions, and that, in light of our working capital, we are evaluating both our strategic and non-strategic options. Accordingly, in May 2009, the Company began to evaluate the process of winding-down its operations, including engaging a third-party firm to assist it with its evaluation. There can be no assurances that we will continue to pursue our strategic transaction alternatives or, if we do, that we will be able to consummate a strategic transaction on a timely basis, or at all. If we are unable to consummate a strategic transaction or otherwise obtain financing on a timeline that we believe is acceptable, we will begin the process of divesting our assets on best-available terms, entirely winding-down our operations and distributing any remaining cash to our stockholders. However, based on our current working capital and the estimated costs associated with seeking approval for and implementing a liquidation plan, we expect our remaining cash, if any, to be insignificant.

We are unable to predict when, if ever, we will consummate a strategic transaction or the form, structure or terms of any potential strategic transaction, including whether we will continue as a going concern, or whether we will entirely wind-down our operations. As a result, the duration that our existing cash and cash equivalents will sustain our current operations is uncertain.
Recent Accounting Pronouncements
See Note 8, “Recent Accounting Pronouncements,” of the Notes to the Condensed Consolidated Financial Statements (unaudited) in this report for a discussion of recent accounting announcements and their effect, if any, on us.
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
We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs, including our ability to consummate a strategic transaction or otherwise satisfy our immediate need for additional capital. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the risk that we will liquidate our assets, entirely wind-down our operations and dissolve; the risk that, based on our current working capital, and the estimated costs associated with seeking approval for and implementing a plan of liquidation, our remaining capital available for distribution to our stockholders, if any, will be insignificant; the risk that we will be unable to consummate a strategic or partnering transaction or otherwise raise sufficient capital on a timely basis, or at all, to continue as a going concern, including as a result of negative perceptions of the data from our bioequivalence study of ANX-514; the risk that our recent cost-containment measures, including the discontinuation of substantially all of our development activities and fundamental business operations and reduction in force to a small, select number of full-time employees, will negatively impact our ability to consummate a strategic transaction; the potential for regulatory authorities to require additional preclinical work and/or clinical activities to support regulatory filings, including prior to the submission or the approval of a New Drug Application for ANX-530 and ANX-514, and the impact of increased uncertainty regarding the need for such activities on strategic, partnering and capital-raising transactions; the risk that the departure of our former Chief Executive Officer and President, our former Executive Vice President and Chief Financial Officer and/or our reduced workforce and leadership by officers who do not have substantial previous experience in executive leadership roles will negatively impact our ability to attract a strategic or other partner, raise capital or maintain effective disclosure controls and procedures or internal control over financial reporting; the risk the FDA will determine that ANX-530 and Navelbine and/or ANX-514 and Taxotere are not bioequivalent, including as a result of performing pharmacokinetic equivalence analysis based on a patient population other than the population on which we based our analysis or determining that increased docetaxel blood-levels during and immediately following infusion are clinically relevant; the risk of investigator bias in reporting adverse events as a result of the open-label nature of the ANX-530 bioequivalence study, including bias that increased the reporting of adverse events associated with Navelbine and/or that decreased the reporting of adverse events associated with ANX-530; difficulties or delays in manufacturing, obtaining regulatory approval for and marketing ANX-530 and ANX-514, including validating commercial manufacturers and suppliers and the potential for automatic injunctions regarding FDA approval of ANX-514; the risk that the performance of third parties on whom we rely to conduct our studies or evaluate the data, including clinical investigators, expert data monitoring committees, contract laboratories and contract research organizations, may be substandard, or they may fail to perform as expected; the risk that our common stock will be delisted by the NYSE Amex (formerly, the American Stock Exchange), including as a result of failing to maintain sufficient stockholders’ equity or a sufficient stock price; the risk that we are unable to file timely required reports with the Securities and Exchange Commission; the risk that we will trigger a “maintenance failure” under that certain Rights Agreement, dated July 27, 2005, as amended, and be required to pay liquidated damages, including as a result of losing our eligibility to use Form S-3 if our common stock is delisted from the NYSE Amex or we are not timely in our filings with the Securities and Exchange Commission; and other risks and uncertainties discussed in other reports and documents we file with the Securities and Exchange Commission. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required.
Item 4T. Controls and Procedures
Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as a result of recent reductions in our workforce and other departures, we have experienced substantial turn-over in our personnel responsible for performing activities related to our internal control over financing reporting. We have used third-party contractors to ensure our internal control over financial reporting remains effective during this turn-over. We intend to continue to use these contractors as long as our working capital permits.

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

ADVENTRX Pharmaceuticals, Inc.
Date: May 15, 2009	By:	/s/ Brian M. Culley
Brian M. Culley
Chief Business Officer and Senior Vice President (Duly Authorized Officer)

	By:	/s/ Mark N.K. Bagnall
Mark N.K. Bagnall
Director (Principal Financial and Principal Accounting Officer)

Exhibit Index

Exhibit		Description

10.1	#	Confidential Separation Agreement and General Release of All Claims, effective January 8, 2009, between the registrant and Mark N.K. Bagnall

10.2	#(1)	Retention and Incentive Agreement, dated January 28, 2009, between the registrant and Brian M. Culley

10.3	#	Retention and Incentive Agreement, dated January 28, 2009, between the registrant and Patrick L. Keran

10.4	#	Retention and Incentive Agreement, dated January 28, 2009, between the registrant and Mark E. Erwin

10.5	#	Retention and Incentive Agreement, dated January 28, 2009, between the registrant and Michele L. Yelmene

10.6	#(1)	Form of Notice of Grant of Restricted Stock Units under the 2008 Omnibus Incentive Plan (for grants to employees in January 2009)

10.7	#(1)	Form of Restricted Stock Units Agreement under the 2008 Omnibus Incentive Plan

10.8	*	License Agreement, dated March 25, 2009, between the registrant, SD Pharmaceuticals, Inc. and Shin Poong Pharmaceutical Co., Ltd.

31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	±	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates that confidential treatment has been requested or granted to certain portions, which portions have been omitted and filed separately with the SEC

#	Indicates management contract or compensatory plan

±
These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with the registrant’s Current Report on Form 8-K on February 2, 2009 (SEC file number 001-32157- 09561715)