Form 10-Q
period 2009-06-30
ADVENTRX PHARMACEUTICALS INC
filed 2009-08-12
CIK 1160308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 4, 2009 was 117,792,960.

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
a. Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3
b. Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 and for the period from inception (June 12, 1996) through June 30,2009	4
c. Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period from inception (June 12, 1996) through June 30, 2009	5
d. Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4T. Controls and Procedures	25
PART II OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 5. Other Information	28
Item 6. Exhibits	28
SIGNATURES	29
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,419,227	$9,849,904
Interest and other receivables	31,407	121,736
Prepaid expenses	573,423	477,902

Total current assets	6,024,057	10,449,542

Property and equipment, net	74,919	199,052
Other assets	67,654	60,664

Total assets	$6,166,630	$10,709,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	252,226	1,721,376
Accrued liabilities	3,319,202	2,077,188
Accrued compensation and payroll taxes	299,383	915,459

Total current liabilities	3,870,811	4,714,023

Stockholders’ equity:
0% Series A Convertible Preferred Stock, $0.001 par value, 1,993 shares authorized; 1,993 shares issued and 0 shares outstanding as of June 30, 2009 and 0 shares issued and outstanding as of December 31, 2008	—	—
5% Series B Convertible Preferred Stock, $0.001 par value, 1,361 shares authorized; 0 shares issued and outstanding as of June 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 108,288,771 shares issued and outstanding at June 30, 2009 and 90,252,572 as of December 31, 2008	108,290	90,254
Additional paid-in capital	135,018,954	131,751,439
Deficit accumulated during the development stage	(132,831,425)	(125,846,458)

Total stockholders’ equity	2,295,819	5,995,235

Total liabilities and stockholders’ equity	$6,166,630	$10,709,258

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

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					Inception
					(June 12, 1996)
	Three months ended June 30,		Six months ended June 30,		through June 30,
	2009	2008	2009	2008	2009
Revenues:
Net sales	$—	$—	$—	$—	$174,830
Grant revenue	—	—	—	—	129,733
Licensing revenue	—	500,000	300,000	500,000	1,300,000

Total revenues	—	500,000	300,000	500,000	1,604,563

Cost of goods sold	—	—	—	—	51,094

Gross margin	—	500,000	300,000	500,000	1,553,469

Operating expenses:
Research and development	1,454,896	4,511,395	3,102,197	8,331,702	65,116,752
Selling, general and administrative	1,071,754	2,635,688	2,850,994	5,000,882	45,820,196
Depreciation and amortization	25,835	44,116	58,081	90,895	10,856,152
In-process research and development	—	—	—	—	10,422,130
Impairment loss — write off of goodwill	—	—	—	—	5,702,130
Equity in loss of investee	—	—	—	—	178,936

Total operating expenses	2,552,485	7,191,199	6,011,272	13,423,479	138,096,296

Loss from operations	(2,552,485)	(6,691,199)	(5,711,272)	(12,923,479)	(136,542,827)
Loss on fair value of warrants	—	—	—	—	(12,239,688)
Interest & other income (expense)	(43,056)	265,669	(41,280)	564,877	4,359,882
Interest expense	—	—	—	—	114,154

Loss before cumulative effect of change in accounting principle	(2,595,541)	(6,425,530)	(5,752,552)	(12,358,602)	(144,308,479)

Cumulative effect of change in accounting principle	—	—	—	—	(25,821)

Net loss	(2,595,541)	(6,425,530)	(5,752,552)	(12,358,602)	(144,334,300)

Preferred stock dividends	—	—	—	—	(621,240)

Deemed dividend on preferred stock	(1,232,415)	—	(1,232,415)	—	(1,232,415)

Net loss applicable to common stock	$(3,827,956)	$(6,425,530)	$(6,984,967)	$(12,358,602)	$(146,187,955)

Net loss per common share — basic and Diluted	$(0.04)	$(0.07)	$(0.08)	$(0.14)

Weighted average shares — basic and Diluted	93,389,302	90,252,572	91,838,172	90,252,572

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Inception
			(June 12, 1996)
			through
	Six months ended June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(5,752,552)	$(12,358,602)	$(144,334,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,081	90,895	10,406,152
Loss on disposal of fixed assets	52,003		48,404
Fair value of warrant liability	—	—	12,239,688
Expenses related to employee stock options	305,179	994,258	8,157,741
Expenses related to stock options issued to non-employees	—	5,513	204,664
Expenses paid by issuance of common stock	—	—	1,341,372
Expenses paid by warrants	—	—	573,357
Expenses paid by preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Accretion of discount	—	(196,633)	(1,249,853)
Amortization of debt discount	—	—	450,000
Accretion of discount on investments in securities	—	—	(354,641)
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write-off of goodwill	—	—	5,702,130
Equity in loss of investee	—	—	178,936
In-process research and development	—	—	10,422,130
Write-off of license agreement	—	—	152,866
Write-off of assets available-for-sale	—	—	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
Decrease in prepaid expenses and other assets	(12,182)	(48,280)	(919,853)
Increase (decrease) in accounts payable and accrued liabilities	(843,212)	(16,228)	4,047,519
Decrease in other long-term liabilities	—	(10,703)	—

Net cash used in operating activities	(6,192,683)	(11,539,780)	(92,015,330)

Cash flows from investing activities:
Purchases of short-term investments	—	(13,362,230)	(111,183,884)
Proceeds from sales and maturities of short-term investments	—	22,800,000	112,788,378
Purchases of property and equipment	—	(40,182)	(1,030,354)
Proceeds from sale of property and equipment	14,049	—	47,955
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired from acquisitions, net of cash paid	—	—	32,395
Issuance of note receivable — related party	—	—	(35,000)

			Inception
			(June 12, 1996)
			through
	Six months ended June 30,		June 30,
	2009	2008	2009
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by (used in) investing activities	14,049	9,397,588	1,039,283

Cash flows from financing activities:
Proceeds from sale of preferred stock	1,993,000	—	6,193,993
Proceeds from sale of common stock	—	—	84,151,342
Proceeds from exercise of stock options	—	—	712,367
Proceeds from sale or exercise of warrants	—	—	11,382,894
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	(245,043)	—	(6,728,852)
Payments of notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718

Net cash provided by financing activities	1,747,957	—	96,395,274

Net increase (decrease) in cash and cash equivalents	(4,430,677)	(2,142,192)	5,419,227
Cash and cash equivalents at beginning of period	9,849,904	14,780,739	—

Cash and cash equivalents at end of period	$5,419,227	$12,638,547	$5,419,227

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
ADVENTRX Pharmaceuticals, Inc., a Delaware corporation (“ADVENTRX,” “we” or the “Company”), prepared the unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual audited financial statements and should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on March 27, 2009 (“2008 Annual Report”). The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements included in the 2008 Annual Report. In the opinion of management, these unaudited interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year.
Since our inception, we have an accumulated net loss of approximately $144.3 million and recurring negative cash flows from operations. On June 12, 2009, July 6, 2009 and August 10, 2009, we completed, respectively, an approximately $2.0 million registered direct equity financing, an approximately $1.4 million registered direct equity financing and an approximately $0.9 million registered direct equity financing. Following the completion of the June 2009 financing, we re-started the final manufacturing activities related to submitting a New Drug Application (“NDA”) for ANX-530 to seek approval of the U.S. Food and Drug Administration (“FDA”) to market ANX-530 in the United States (“U.S.”). In addition, we continue to evaluate the data from our recently-completed bioequivalence study of ANX-514 and we plan to seek a meeting with the FDA to discuss the results. However, even following these financings, we may seek to raise substantial additional capital prior to undertaking all of the remaining activities necessary to submit an NDA for ANX-530 and may need to raise substantial additional capital to fund our operations, including activities related to commercialization of ANX-530 in the U.S., if an ANX-530 NDA is submitted and approved by the FDA, and activities related to the development and regulatory review process and, ultimately, commercialization of ANX-514. We also continue to evaluate strategic and partnering options.
The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SD Pharmaceuticals, Inc. and ADVENTRX (Europe) Ltd. All intercompany accounts and transactions have been eliminated in consolidation.
2. Going Concern
The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, as a result of the Company’s continued losses and current cash and financing position, such realization of assets or satisfaction of liabilities, without substantial adjustments, is uncertain. Even following the June 2009, the July 2009 and the August 2009 financings, the future of the Company is dependent upon its ability to obtain additional funding. The Company previously has taken steps designed to provide additional time to obtain financing or consummate a strategic or partnering transaction. As a result, its ability to further curtail expenses to provide further time is limited, and the restructuring and cost-cutting measures it has taken may not provide it with sufficient additional time to obtain financing or consummate a strategic or partnering transaction.
In December 2008, the Company announced that it was evaluating various strategic options, including the sale or exclusive license of one or more of the Company’s product candidate programs, a strategic business merger and other similar transactions, certain of which would result in a change of control of the Company. However, discussions with potential strategic transaction partners have been unsuccessful, protracted or on terms that the Company determined were unacceptable. In March 2009, due to an immediate need to raise additional capital to continue its business, the Company suspended substantially all of its development activities and fundamental business operations to conserve cash while it evaluated strategic options, pursued financing alternatives and considered whether to liquidate its assets, wind-up its operations and distribute any remaining cash to its stockholders. Further, in May 2009, the Company announced that the primary endpoint in its bioequivalence study of ANX-514 was not met, that the resulting uncertainty around the cost and timeline to approval by the FDA of ANX-514 may adversely impact the Company’s on-going strategic transaction discussions, and that, in light of its working capital, the Company was evaluating both its strategic and non-strategic options. Accordingly, in May 2009, while continuing to evaluate strategic and capital-raising alternatives, the Company began to evaluate the process of winding-down its operations, including engaging a third-party firm to assist it with its evaluation. In June 2009, the Company completed an approximately $2.0 million registered direct equity financing, following which the Company re-started certain development activities related to ANX-530 and ANX-514.

There can be no assurances that the Company will continue to pursue its capital-raising or strategic or partnering transaction alternatives or, if it does, that it will be able to raise capital or consummate a strategic or partnering transaction on a timely basis, or at all. The Company likely will not be able to continue as a going concern, unless, as part of a strategic or partnering transaction or otherwise, it raises adequate capital. Given this uncertainty, there is significant doubt as to the Company’s ability to continue as a going concern.
The accompanying financial statements for the quarter ended June 30, 2009 do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities, that might be necessary in the event the Company cannot continue as a going concern.
3. Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
4. Fair Value Measurements
At June 30, 2009, our financial instruments included cash and cash equivalents, accounts payable, accrued expenses and accrued compensation and payroll taxes. The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and accrued compensation and payroll taxes approximate fair value due to the short-term maturities of these instruments.
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

The following table represents our fair value hierarchy for our financial assets (which consisted solely of cash equivalents) measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Money market funds	$5,419,227	$—	$—	$5,419,227

Total	$5,419,227	$—	$—	$5,419,227

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
5. Share-Based Payments
Estimated share-based compensation expense related to equity awards granted to employees for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Selling, general and administrative expense	$89,418	$216,053	$288,772	$548,774
Research and development expense	41,803	139,788	16,426	445,484

Share-based compensation expense before taxes	131,221	355,841	305,198	994,258
Related income tax benefits	—	—	—	—

Share-based compensation expense	$131,221	$355,841	$305,198	$994,258

Net share-based compensation expense per common share — basic and diluted	$0.001	$0.001	$0.003	$0.01

In January 2009, we granted under our 2008 Omnibus Incentive Plan restricted stock units to seven employees that represented the right to receive in the aggregate 3,700,000 shares of our common stock. These units will vest immediately prior to a strategic transaction (as defined in the documentation evidencing the grant of the units). We will record share-based compensation expense in connection with these restricted stock units, if at all, only if a strategic transaction is consummated. As of June 30, 2009, as a result of employee terminations and resignations, there were outstanding restricted stock units representing the right to receive an aggregate of 3,150,000 shares of our common stock. In July 2009, as a result of an employee resignation and the termination of a consulting relationship with a former employee, restricted stock units representing the right to receive an aggregate of 1,100,000 shares of our common stock were cancelled and, in connection with certain compensation arrangements with our remaining two employees, we terminated restricted stock units representing the right to receive an aggregate of 2,050,000 shares of our common stock. As of July 31, 2009, we did not have outstanding any restricted stock unit awards.
Since we have a net operating loss carryforward as of June 30, 2009, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statement of operations. There were no employee stock options exercised in the six months ended June 30, 2009 or 2008.
At June 30, 2009, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $1.3 million, which is expected to be recognized over a weighted-average period of 2.0 years. During the six months ended June 30, 2009 and 2008, we granted 0 and 1,802,500 stock options, respectively, to our employees and non-employee directors with an estimated weighted-average grant-date fair value of $0 and $0.51.

Estimated share-based compensation expense related to equity awards granted to non-employee consultants was $0 and ($166) for the three months ended June 30, 2009 and 2008, respectively, and $0 and $6,000 for the six months ended June 30, 2009 and 2008, respectively.
6. Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on short-term investments. Our components of comprehensive loss consist of net loss and unrealized gains or losses on short-term investments in securities. For the three months ended June 30, 2009 and 2008, comprehensive loss was $2.6 million and $6.4 million, respectively. For the six months ended June 30, 2009 and 2008, comprehensive loss was $5.8 million and $12.4 million, respectively.
7. Net Loss Per Common Share
We calculate basic and diluted net loss per common share in accordance with the FAS No. 128, “Earnings Per Share”. Basic net loss per common share was calculated by dividing the net loss applicable to common stock for the period by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Options, warrants and restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of the net loss, all of the options, warrants and restricted stock units were excluded from the calculation.
We have excluded the following options, warrants and restricted stock units from the calculation of diluted net loss per common share for the three and six months ended June 30, 2009 and 2008 because their inclusion would be anti-dilutive due to the net loss:

	Three & six months ended June 30,
	2009	2008
Warrants	19,828,909	13,373,549
Options	2,812,366	6,003,231
Restricted Stock Units	3,150,000	—

	25,791,275	19,376,780

8. Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), a replacement to FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The FASB will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities, superseding all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in SFAS 168 will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We expect SFAS 168 will have an impact on our financial statement disclosures in that all future references to authoritative accounting literature will be referenced in accordance with SFAS 168.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. SFAS 165 requires new disclosure in financial statements of the date through which reporting entities have evaluated events or transactions that occur after the balance sheet date but before the financial statements are issued or available to be issued. SFAS 165 requires public entities, including the Company, to evaluate subsequent events through the date that the financial statements are issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with U.S. GAAP. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 and shall be applied on a prospective basis. The adoption of SFAS 165 had no impact on our consolidated results of operations, financial position or cash flows.
In April 2009, the FASB issued three new FSPs relating to fair value accounting; FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity of the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” and FSP FAS 107-1/APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” These FSPs impact certain aspects of fair value measurements, impairments of securities and related disclosures. The provisions of these FSPs are effective for interim and annual periods ending after June 15, 2009. The adoption of these FSPs had no impact on our consolidated results of operations, financial position or cash flows.

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
9. Licensing Revenue
In March 2009, we announced that we and our wholly-owned subsidiary, SD Pharmaceuticals, Inc., had entered into a license agreement with respect to our product candidate ANX-514 (docetaxel emulsion) (the “License Agreement”) with Shin Poong Pharmaceutical Co., Ltd., a company organized under the laws of the Republic of Korea (“Shin Poong”), pursuant to which we granted to Shin Poong an exclusive license, including the right to sublicense, to research, develop, make, have made, use, offer for sale, sell and import licensed products, in each case solely for the treatment of cancer by intravenous administration of formulations of docetaxel as emulsified products and solely in South Korea. Under the terms of the License Agreement, we would receive an upfront licensing fee of $0.3 million, a regulatory milestone payment of either $0.2 million or $0.4 million (depending on whether Shin Poong is required by the Korea Food and Drug Administration to conduct a bioequivalence or clinical study in human subjects prior to receipt of regulatory approval) upon receipt of regulatory approval for marketing a licensed product in South Korea, one-time commercial milestone payments tied to annual net sales of licensed products in an aggregate amount of up to $1.5 million and royalty payments on net sales of licensed products. Shin Poong is responsible for all development and commercial activities related to ANX-514 in South Korea. If Shin Poong is required by the Korea Food and Drug Administration to conduct a bioequivalence or clinical trial in human subjects prior to receipt of regulatory approval and we elect not to supply product to conduct such trial, which supply obligation is subject to limitations, we will pay Shin Poong $0.1 million.
We received the $0.3 million upfront licensing fee in April 2009. We recognized $0.3 million in licensing revenue in the three-month period ended March 31, 2009 because we met the criteria under our revenue recognition policy in that period. We recorded a liability of $0.1 million, less amounts paid for the benefit of Shin Poong, in the three-month period ended June 30, 2009, but not in the three-month period ended March 31, 2009, because our obligation to Shin Poong was not probable in the three-month period ended March 31, 2009 but became so in the three-month period ended June 30, 2009.
10. Supplementary Cash Flow Information
Noncash investing and financing transactions not presented on the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 and for the period from inception (June 12, 1996) through June 30, 2009 are as follows:

			Inception
			(June 12, 1996)
	Six months ended June 30,		through
	2009	2008	June 30, 2009
Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$179,090
Income taxes paid	—	—	—
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	—	—	1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	18,036	—	20,741
Acquisitions	—	—	24,781,555
Payment of dividends	—	—	213,000
Financial advisor services in connection with private placement	—	—	1,137,456

			Inception
			(June 12, 1996)
	Six months ended June 30,		through
	2009	2008	June 30, 2009
Acquisition of treasury stock in settlement of a claim	—	—	34,747
Cancellation of treasury stock	—	—	-34,747
Assumptions of liabilities in acquisitions	—	—	1,235,907
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	—	—	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available-for-sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Purchases of equipment, which are included in accounts payable	—	12,382	3,825
Unrealized loss on short-term investments	—	7,333	—
11. Severance Related Expenses
In January 2009, as part of a restructuring to reduce operating costs, we completed a work force reduction of six employees. As a result of the work force reduction, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded severance-related charges of $174,000, of which $86,000 was recorded in research and development and the remainder in selling, general, and administrative. In connection with the January 2009 reduction in workforce, severance-related charges of $144,000 were recorded in the first quarter of 2009 and the remainder was recorded in the second quarter of 2009. As of June 30, 2009, all severance-related costs related to the January 2009 work-force reduction had been paid.
On April 3, 2009, we completed a work force reduction of nine employees. As a result of the work force reduction, we recorded severance-related charges of $160,000, of which $101,000 was recorded in research and development and the remainder in selling, general and administrative. In connection with the April 2009 reduction in workforce, severance-related charges of $114,000 were recorded in the first quarter of 2009 and the remainder was recorded in the second quarter of 2009. As of June 30, 2009, all severance-related costs related to the work-force reduction that we completed in April 2009 had been paid.
12. Equity Transaction
In June 2009, we completed an approximately $2.0 million registered direct equity financing involving the issuance of shares of our 0% Series A Convertible Preferred Stock, convertible into 18,036,199 shares of our common stock, and warrants to purchase up to 8,116,290 shares of our common stock. We received approximately $1.7 million in net proceeds from the offering, after deducting the placement agent’s fees and our estimated offering expenses. We may receive up to approximately $1.2 million of additional proceeds from the exercise of the warrants issued in that offering; however, those warrants are not exercisable until December 13, 2009 and their exercise is subject to certain ownership limitations. In connection with the June 2009 financing, we also issued warrants to purchase up to 901,810 shares of our common stock at an exercise price of $0.15 per share to the placement agent in the offering as additional consideration for its services. The placement agent’s warrant is not exercisable until December 13, 2009. All of the shares of convertible preferred stock issued in the financing have been converted and, as a result, an additional 18,036,199 shares of our common stock have been issued since March 31, 2009 and are outstanding.
The convertible feature of the preferred shares and the terms of the warrants provide for a rate of conversion or exercise that was below market value at issuance. Such feature, as it specifically relates to the convertible feature of the preferred shares, is characterized as a “Beneficial Conversion Feature” (“BCF”). Pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments,” the estimated relative fair values of the preferred shares and the warrants were calculated as approximately $1,232,000 and $506,000, respectively. The value of the BCF was determined by the intrinsic value method and calculated as approximately $1.2 million, which, because the convertible preferred stock did not have a stated redemption date, was fully realized at the time the convertible preferred stock was issued. The fair value of the warrants was determined by the Black-Scholes option-pricing model at the date of issuance. The warrant fair value was determined assuming a five-year term, stock volatility of 155.52%, and a risk-free interest rate of 1.60%. Per the guidance of EITF 98-5, the value of the BCF is treated as a deemed dividend to the preferred stockholders and, due to the potential immediate convertibility of the preferred stock at issuance, was recorded as an increase to additional paid-in capital and accumulated deficit at the time of issuance.

13. Subsequent Events
In July 2009, we completed an approximately $1.4 million registered direct equity financing involving the issuance of shares of our 5% Series B Convertible Preferred Stock, convertible into 9,504,189 shares of our common stock. The 5% Series B Convertible Preferred Stock will accrue a 5% dividend until July 6, 2014. If the convertible preferred stock is converted at any time prior to July 6, 2014, we will pay the holder an amount equal to the total dividend that would accrue on the convertible preferred stock from the conversion date through July 6, 2014, or $250 per $1,000 of stated value of convertible preferred shares converted, less any dividend payments made with respect to such converted convertible preferred shares. We received approximately $1.2 million in net proceeds from the offering, after deducting the placement agent’s fees and our estimated offering expenses. Twenty-five percent, or approximately $340,250, of the gross proceeds were placed in an escrow account, which amounts will be released to make the dividend and other payments described above. Total gross proceeds of approximately $1.4 million were received on June 29, 2009 and, as of June 30, 2009, included in cash. However, because as of June 30, 2009 all conditions to closing had not occurred and the convertible preferred stock had not been issued, the proceeds are included in accrued liabilities as of June 30, 2009. In connection with the July 2009 financing, we also issued warrants to purchase up to 475,209 shares of our common stock at an exercise price of $0.179 per share to the placement agent in the offering as additional consideration for its services. The placement agent’s warrant is not exercisable until January 7, 2010. All of the shares of convertible preferred stock issued in the financing have subsequently been converted and, as a result, an additional 9,504,189 shares of our common stock have been issued since June 30, 2009 and are outstanding. In connection with the conversion of shares of our then-outstanding 5% Series B Convertible Preferred Stock, we paid the holders thereof an amount equal to $250 per $1,000 of stated value of such shares, which amount was in lieu of our obligation to pay cumulative dividends at the rate per share (as a percentage of the stated value of $1,000 per share, subject to adjustment) of 5% per annum until July 6, 2014 on a quarterly basis beginning on October 1, 2009.
In July 2009, we increased the annual base salaries of Mr. Culley and Mr. Keran to $315,000 and $289,000, respectively, which increases were retroactive to January 1, 2009, and we adopted a 2009 mid-year incentive plan and a retention and severance plan. As a part of adopting these plans, we terminated the retention and incentive agreements we entered into with each of Mr. Culley and Mr. Keran in January 2009 and the awards of restricted stock units, representing the right to receive 1,200,000 and 850,000 shares, respectively, of our common stock, that we granted to Mr. Culley and Mr. Keran in January 2009. Under the incentive plan, each of Mr. Culley and Mr. Keran are eligible for incentive awards based upon the achievement of corporate performance objectives in effect at the end of 2009. Awards generally will be paid in cash. The potential award of each of Mr. Culley and Mr. Keran will be based 100% on our achievement of corporate objectives and the target award amount for each of them is $150,000. The target amount of each award may be increased or decreased by multiplying the target amount by a corporate performance multiplier, as will be determined by the compensation committee of our board of directors in the first quarter of 2010. Award multipliers will range from zero to 1.5. Payment of awards under the incentive plan are expected to be made after December 31, 2009 and on or before March 14, 2010. Under the retention plan, if the employment of Mr. Culley or Mr. Keran, as applicable, terminates at any time as a result of an involuntary termination, and such employee delivers and does not revoke a general release of claims, which will also confirm any post-termination obligations and/or restrictions applicable to such employee, such employee will be entitled to an amount equal to twelve (12) months of such employee’s then-current base salary, less applicable withholdings, and an amount equal to the estimated cost of continuing such employee’s health care coverage and the coverage of such employee’s dependents who are covered at the time of the involuntary termination under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for a period equal to twelve (12) months. These severance benefits will be paid in a lump-sum on the date the general release of claims becomes effective. Our aggregate contractual obligation under the retention plan, including applicable payroll and employer taxes, is approximately $650,000.
In July 2009, we appointed Patrick Keran, our general counsel, secretary and vice-president, legal, to additionally serve as our interim principal financial and accounting officer.
In July 2009, we filed a registration statement on Form S-1 to register an undetermined number of shares of our Series C Convertible Preferred Stock, which convertible preferred stock currently is not designated, warrants to purchase an undetermined number of shares of our common stock and an undetermined number of shares of our common stock underlying the convertible preferred stock and the warrants.

In July 2009, the NYSE Amex staff notified us that it had determined that the plan we submitted to it made a reasonable demonstration of our ability to regain compliance with the NYSE Amex’s continued listing standards, and that it had determined to grant an extension until December 1, 2010 for us to regain compliance with the NYSE Amex’s continued listing standards. During this extension period, we will be subject to periodic review to determine whether we are making progress consistent with our plan. If we do not show progress consistent with our plan, the NYSE Amex staff will review the circumstances and may immediately commence delisting proceedings. In June 2009, we were notified by the NYSE Amex staff that we were not in compliance with the NYSE Amex’s continued listing standards as set forth in Part 10 of the NYSE Amex’s Company Guide. In order to maintain our listing, the NYSE Amex required us to submit a plan by July 1, 2009 addressing how we intend to regain compliance by December 1, 2010, which plan was submitted timely.
In August 2009, we completed an approximately $0.9 million registered direct equity financing involving the issuance of shares of our 5% Series C Convertible Preferred Stock, convertible into 9,092,307 shares of our common stock. The 5% Series C Convertible Preferred Stock will accrue a 5% dividend until February 10, 2012. If the convertible preferred stock is converted at any time prior to February 10, 2012, we will pay the holder an amount equal to the total dividend that would accrue on the convertible preferred stock from the conversion date through February 10, 2012, or $125 per $1,000 of stated value of convertible preferred shares converted, less any dividend payments made with respect to such converted convertible preferred shares. We received approximately $0.8 million in net proceeds from the offering, after deducting the placement agent’s fees and our estimated offering expenses. Twelve and one-half percent, or $115,250, of the gross proceeds were placed in an escrow account, which amounts will be released to make the dividend and other payments described above.
In accordance with SFAS No. 165, we have evaluated subsequent events through the date and time the financial statements were issued on August 12, 2009.

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
Overview
     We are a development-stage specialty pharmaceutical company whose fundamental business is focused on in-licensing, developing and commercializing proprietary product candidates for the treatment of cancer. We seek to improve the performance of existing treatments by addressing limitations associated principally with their safety and use. Our lead product candidates, ANX-530 and ANX-514, are novel emulsion formulations of currently marketed chemotherapy drugs. We have devoted substantially all of our resources to research and development, or R&D, or to acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue.
     We have incurred annual net losses since inception. We had a net loss of $2.6 million in the second quarter of 2009 and cash and cash equivalents of approximately $5.4 million and working capital of $2.2 million at June 30, 2009. Included in the net loss at June 30, 2009 was a portion of the expenses associated with the manufacturing activities related to submitting a new drug application, or NDA, for ANX-530 that we re-started following the completion of our June 2009 equity financing (discussed below). Our working capital at June 30, 2009 reflects a liability of approximately $1.4 million related to the gross proceeds we received on June 29, 2009 in anticipation of the closing of our July 2009 financing (discussed below). These factors raise substantial doubt about our ability to continue as a going concern. Our unaudited interim condensed consolidated financial statements for the period ended and at June 30, 2009 have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
     On June 12, 2009, we completed an approximately $2.0 million registered direct equity financing, involving the issuance and sale of shares of our 0% Series A Convertible Preferred Stock, convertible into 18,036,199 shares of our common stock, and warrants to purchase up to 8,116,290 shares of our common stock. We received approximately $1.7 million in net proceeds from the offering, after deducting the placement agent’s fees and our estimated offering expenses. We may receive up to approximately $1.2 million of additional proceeds from the exercise of the warrants issued in that offering; however, those warrants are not exercisable until December 13, 2009 and their exercise is subject to certain ownership limitations. In connection with the offering, we also issued warrants to purchase up to 901,810 shares of our common stock at an exercise price of $0.15 per share to our placement agent in consideration for its services.
     On July 6, 2009, we completed an approximately $1.4 million registered direct equity financing involving the issuance of shares of our 5% Series B Convertible Preferred Stock, convertible into 9,504,189 shares of our common stock. We received approximately $1.2 million in net proceeds from the offering, after deducting the placement agent’s fees and our estimated offering expenses. The convertible preferred shares were to accrue a 5% dividend until July 6, 2014, unless converted prior to such date. Upon any conversion of these preferred shares we were obligated to pay the holder an amount equal to the total dividend that would have otherwise accrued on the shares through July 6, 2014, less any dividend payment previously made with respect to such converted shares. Twenty-five percent, or $340,250, of the gross proceeds of the financing were placed in an escrow account for payment of the dividend and conversion amounts payable on the 5% Series B Convertible Preferred Stock. All of the shares of the 5% Series B Convertible Preferred Stock have been converted and, pursuant to the terms of the 5% Series B Convertible Preferred Stock, we paid an aggregate of $340,250 from the escrow account to the holder of the converted preferred shares in connection with such conversions.
     All of the shares of our 0% Series A Convertible Preferred Stock and 5% Series B Convertible Preferred Stock issued in the June and July 2009 financings have been converted and, as a result, an additional 27,540,388 shares of our common stock have been issued since March 31, 2009.

     On August 10, 2009, we completed an approximately $0.9 million registered direct equity financing involving the issuance of shares of our 5% Series C Convertible Preferred Stock, convertible into 9,092,307 shares of our common stock. The 5% Series C Convertible Preferred Stock will accrue a 5% dividend until February 10, 2012. If the convertible preferred stock is converted at any time prior to February 10, 2012, we will pay the holder an amount equal to the total dividend that would accrue on the convertible preferred stock from the conversion date through February 10, 2012, or $125 per $1,000 of stated value of convertible preferred shares converted, less any dividend payments made with respect to such converted convertible preferred shares. We received approximately $0.8 million in net proceeds from the offering, after deducting the placement agent’s fees and our estimated offering expenses. Twelve and one-half percent, or $115,250, of the gross proceeds were placed in an escrow account, which amounts will be released to make the dividend and other payments described above.
     Following the completion of the June 2009 financing, we re-started the final manufacturing activities related to submitting an NDA for ANX-530 to seek approval of the FDA to market ANX-530 in the U.S. In addition, we continue to evaluate the data from our recently-completed bioequivalence study of ANX-514 (docetaxel emulsion) and we plan to seek a meeting with the FDA to discuss the results. However, even following our recent financings, we may need to raise substantial additional capital to fund our operations, including activities relating to the commercialization of ANX-530 in the U.S., if an NDA for ANX-530 is submitted and approved by the FDA, and activities relating to the development and regulatory review process and, ultimately, commercialization of ANX-514.
     There can be no assurances that we will be able to obtain additional financing on a timely basis, or at all. If we are unable to raise sufficient additional capital on a timely basis to continue our fundamental business operations, we may seek protection under the provisions of the U.S. Bankruptcy Code or liquidate our assets and wind-up our operations. If we pursue an orderly liquidation of our assets, based on our current working capital and the estimated costs associated with seeking approval for and implementing a liquidation plan, we expect the remaining cash available for distribution to our stockholders, if any, to be insignificant.
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
     We are developing commercial names for our product candidates. All trademarks, service marks or trade names appearing in this report, including but not limited to Navelbine® and Taxotere®, are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks, trade names, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark, trade name, trade dress or product owners.
NYSE Amex
     On June 1, 2009, we were notified by the NYSE Amex staff that we were not in compliance with the NYSE Amex’s continued listing standards as set forth in Part 10 of the NYSE Amex’s Company Guide. In order to maintain our listing, the NYSE Amex required that we submit a plan by July 1, 2009 addressing how we intend to regain compliance by December 1, 2010, which plan was submitted timely. On July 31, 2009, the NYSE Amex staff notified us that it had determined that our plan made a reasonable demonstration of our ability to regain compliance with the NYSE Amex’s continued listing standards, and had determined to grant an extension until December 1, 2010 for us to regain compliance with the NYSE Amex’s continued listing standards. During this extension period, we will be subject to periodic review to determine whether we are making progress consistent with our plan. If we do not show progress consistent with our plan, the NYSE Amex staff will review the circumstances and may immediately commence delisting proceedings.
     On June 1, 2009, the NYSE Amex staff indicated that we are not in compliance with Section 1003(a)(ii) of the NYSE Amex Company Guide with stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three of our four most recent fiscal years and Section 1003(a)(iii) of the NYSE Amex Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in our five most recent fiscal years.
Potential Increase of Authorized Common Stock and Reverse Stock Split
     Our board of directors has called a special meeting of our stockholders to be held on August 25, 2009. We have recommended to our stockholders that, at this special meeting, they approve (1) increasing the total number of authorized shares of common stock from 200,000,000 shares to 500,000,000 shares, with a corresponding increase in the total number of shares which we are authorized to issue from 201,000,000 to 501,000,000, through the filing of a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, and (2) authorizing our board of directors to effect a reverse stock split of our outstanding common stock at a ratio in the discretion of the board of directors that is not less than 2:1 nor greater than 50:1.

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
     Revenue from licensing agreements is recognized based on the performance requirements of the agreement. Revenue is deferred for fees received before earned. Nonrefundable upfront fees that are not contingent on any future performance by us are recognized as revenue when the license term commences and the revenue recognition criteria under Topic 13 and EITF 00-21 are met. Nonrefundable upfront fees, where we have ongoing involvement or performance obligations, are recorded as deferred revenue and recognized as revenue over the life of the contract, the period of the performance obligation or the development period, whichever is appropriate in light of the circumstances.
     Payments related to substantive, performance-based milestones in an agreement are recognized as revenue upon the achievement of the milestones as specified in the underlying agreement when they represent the culmination of the earnings process. Royalty revenue from licensed products will be recognized when earned in accordance with the terms of the applicable license agreements.
     R&D Expenses. R&D expenses consist of expenses incurred in performing R&D activities, including salaries and benefits, facilities and other overhead expenses, bioequivalence and clinical trials, research-related manufacturing services, contract services and other outside expenses. R&D expenses are charged to operations as the underlying work is performed. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future R&D activities are deferred and capitalized. Such amounts will be recognized as an expense as the related goods are delivered or the related services are performed. If the goods will not be delivered, or services will not be rendered, then the capitalized advance payment is charged to expense.
     Milestone payments that we make in connection with in-licensed technology or product candidates are expensed as incurred when there is uncertainty in receiving future economic benefits from the licensed technology or product candidates. We consider the future economic benefits from the licensed technology or product candidates to be uncertain until such licensed technology is incorporated into products that, or such product candidates, are approved for marketing by the FDA or when other significant risk factors are abated. For accounting purposes, management has viewed future economic benefits for all of our licensed technology or product candidates to be uncertain.
     Payments in connection with our bioequivalence and clinical trials are often made under contracts with multiple contract research organizations that conduct and manage these trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price or on a time-and-material basis. Payments under these contracts depend on factors such as the successful enrollment or treatment of patients or the completion of other milestones. Expenses related to bioequivalence and clinical trials are accrued based on our estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies, and trial progress. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the contracted amounts are modified (for instance, as a result of changes in the bioequivalence or clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis.

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
     Purchased In-Process Research and Development. In accordance with SFAS No. 141, “Business Combinations,” through December 31, 2008, we accounted for the costs associated with any purchased in-process research and development, or IPR&D, to the statement of operations upon acquisition. These amounts represent an estimate of the fair value of purchased IPR&D for projects that, as of the acquisition date, had not yet reached technological feasibility, had no alternative future use, and had uncertainty in generating future economic benefits. We determine the future economic benefits from the purchased IPR&D to be uncertain until such technology is incorporated into products approved for marketing by the FDA or when other significant risk factors are abated.
     We adopted SFAS No. 141(R)-1, “Business Combinations,” effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have a material effect on our consolidated results of operations and financial condition.
     Share-based Compensation Expenses. Effective January 1, 2006, we accounted for share-based compensation awards granted to employees, including non-employee members of our board of directors, in accordance with the revised SFAS No. 123, “Share-Based Payment,” or SFAS 123R, including the provisions of Staff Accounting Bulletins No. 107 and No. 110. Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of June 30, 2009, we had no awards with market or performance conditions other than the restricted stock units that we granted in January 2009, which would have vest, if at all, immediately prior to a strategic transaction (as defined in the documentation evidencing the grant of the units); however, as of July 31, 2009, we did not have outstanding any restricted stock unit awards. As share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Although estimates of share-based compensation expenses are significant to our consolidated financial statements, they are not related to the payment of any cash by us. Prior to January 1, 2006, we accounted for share-based compensation under the recognition and measurement principles of SFAS 123, “Accounting for Stock-Based Compensation.”
     We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model, or Black-Scholes model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our share price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected share price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and expected dividends. We may elect to use different assumptions under the Black-Scholes model in the future, which could materially affect our net income or loss and net income or loss per share.
     We account for share-based compensation awards granted to non-employees in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” or EITF 96-18. Under EITF 96-18, we determine the fair value of the share-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the share price and other measurement assumptions as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (2) the date at which the counterparty’s performance is complete.
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

     Costs Associated with Exit or Disposal Activities. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as part of a restructuring to reduce operating costs, in January 2009, we completed a work force reduction of six employees. As a result of the reduction in force, we recorded severance-related charges of $174,000, of which $86,000 was recorded in R&D and the remainder in selling, general and administrative, or SG&A. In connection with the January 2009 reduction in workforce, severance-related charges of $144,000 were recorded in the first quarter of 2009 and the remainder was recorded in the second quarter of 2009.
     As part of additional restructuring to reduce operating costs, in April 2009, we completed a workforce reduction of nine employees. As a result of the reduction in force, we recorded severance-related charges of $160,000, of which $101,000 was recorded in R&D and the remainder in SG&A. In connection with the April 2009 reduction in workforce, severance-related charges of $114,000 were recorded in the first quarter of 2009 and the remainder was recorded in the second quarter of 2009.
     Convertible Instruments. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” we value separately at issuance embedded beneficial conversion features present in convertible securities. Embedded beneficial conversion features are recognized by allocating to additional paid-in capital and accumulated deficit that portion of the net proceeds from the sale of the convertible security equal to the intrinsic value of the beneficial conversion feature. Intrinsic value is calculated as the difference, as of the commitment date, between the conversion price of the convertible security and the fair value of the common stock underlying the convertible security, which for us is the closing price of a share of our common stock on the NYSE Amex (formerly, the American Stock Exchange), multiplied by the number of shares of our common stock into which the convertible security is convertible. If the intrinsic value of the beneficial conversion feature is greater than the net proceeds allocated to the convertible security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the net proceeds. In our June 2009 equity financing, we issued convertible preferred stock with a non-detachable conversion feature that was in-the-money as of the commitment date, which we recognized as a beneficial conversion feature. The convertible preferred stock subsequently was converted into common stock at a fixed conversion rate. The embedded beneficial conversion feature was valued separately and recognized by allocating to additional paid-in capital and accumulated deficit a portion of the net proceeds equal to the intrinsic value of the beneficial conversion feature.
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
     Generally, with respect to any drug product with active ingredients not previously approved by the FDA, an NDA must be supported by data from at least phase 1, phase 2 and phase 3 clinical trials. Phase 1 clinical trials can be expected to last from 6 to 18 months, phase 2 clinical trials can be expected to last from 12 to 24 months and phase 3 clinical trials can be expected to last from 18 to 36 months. However, clinical development timelines vary widely, as do the total costs of clinical trials and the likelihood of success. We anticipate that we will make determinations as to which of our programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of the underlying product candidate, our ongoing assessment of its market potential and our available resources. In March 2009, due to an immediate need to raise additional capital to continue our business, we suspended substantially all of our development activities and fundamental business operations to conserve cash while we evaluated strategic options, pursued financing alternatives and considered whether to liquidate our assets, wind-up operations and distribute any remaining cash to our stockholders. Following the completion of our June 2009 equity financing, we re-started certain development activities and fundamental business operations relating to ANX-530 and ANX-514.

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
The difficult process of seeking regulatory approvals for our product candidates and compliance with applicable regulations requires the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our R&D expenditures to increase and, in turn, have a material and unfavorable effect on our results of operations. We cannot be certain when, if ever, we will generate revenues from sales of any of our products.
While many of our R&D expenses are transacted in U.S. dollars, certain significant expenses are required to be paid in foreign currencies and expose us to transaction gains and losses that could result from changes in foreign currency exchange rates. In particular, our current contract manufacturer for both ANX-530 and ANX-514 is located outside the U.S. and generally we pay for its services, including the final manufacturing activities related to submitting an NDA for ANX-530, in Euros. As a result, our exposure to currency risk likely will increase as we move our products towards commercialization and increase the services we request from our current contract manufacturer. We include realized gains and losses from foreign currency transactions in operations as incurred.
Comparison of Three Months Ended June 30, 2009 and 2008
Revenue. No revenue was recognized for the three months ended June 30, 2009. For the three months ended June 30, 2008, we recognized $0.5 million in licensing revenue related to ANX-211, which represents a portion of a $0.6 million settlement payment to us by Theragenex, LLC. We settled a dispute with Theragenex in May 2008. Consistent with our revenue recognition policy, we recognized the license fee as revenue in the six-month period ended June 30, 2009 because, in that period, persuasive evidence of an arrangement existed, services had been rendered, the amount of the payment was fixed and determinable and collectability was reasonably assured. The remainder of the $0.6 million settlement payment was recorded as other income.
We have not generated any revenue from product sales to date, and we do not expect to generate revenue from product sales until such time that we have obtained approval from a regulatory agency to sell one of our product candidates, the timing of which, if it occurs at all, we cannot currently predict
R&D Expenses. We maintain and evaluate our R&D expenses by the type of cost incurred rather than by project. We maintain and evaluate R&D expenses by type primarily because of the uncertainties described above, as well as because we out-source a substantial portion of our work and, historically, our R&D personnel work across multiple programs rather than dedicating their time to one particular program. We began maintaining such expenses by type on January 1, 2005. The following table summarizes our consolidated R&D expenses by type for the three months ended June 30, 2009 compared to the same period in 2008, and for the period from January 1, 2005 through June 30, 2009:

					January 1, 2005
	Three months ended June 30,				through
	2009	2008	$ Variance	% Variance	June 30, 2009
External clinical study fees and expenses	$(44,143)	$952,345	$(996,488)	(105%)	$23,734,329
External non-clinical study fees and expenses (1)	1,325,361	2,651,533	(1,326,172)	(50%)	20,741,083
Personnel costs	131,875	767,729	(635,854)	(83%)	10,266,499

Share-based compensation expense	41,803	139,788	(97,985)	(70%)	2,900,587

Total	$1,454,896	$4,511,395	$(3,056,499)	(68%)	$57,642,498

(1)	External non-clinical study fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.
R&D expenses decreased by $3.1 million, or 68%, to $1.5 million for the three months ended June 30, 2009, compared to $4.5 million for the comparable period in 2008. The decrease was primarily due to a $1.1 million decrease in external clinical trial expenses related to ANX-510, a $0.1 million decrease in external clinical trial expenses related to ANX-514, a $1.2 million decrease in non-clinical expenses related to ANX-514, a $0.6 million decrease in personnel expenses and a $0.1 million decrease in share-based compensation expense. We expect that our reductions in full-time employees will result in further R&D cost savings. However, we also expect such cost-savings will be offset in part or entirely by costs related to our re-started activities related to ANX-530 and ANX-514.
Selling, General and Administrative Expenses. SG&A expenses decreased by $1.6 million, or 59%, to $1.1 million for the three months ended June 30, 2009, compared to $2.6 million for the comparable period in 2008. The decrease was primarily due to a $1.1 million decrease in personnel costs, a $0.1 million decrease in share-based compensation expense, a $0.2 million decrease in legal and professional services, a $0.1 million decrease in market research expenses and a $0.1 million decrease in travel expenses. We expect SG&A expenses to continue to decline given our reductions in full-time employees. However, we also expect such cost-savings will be offset in part or entirely by costs related to capital-raising activities, which costs will be expensed unless and until the closing of the applicable capital-raising transaction.
Interest and Other Income/Expense. Interest income and other income decreased by $0.3 million, or 116%, to $0 for the three months ended June 30, 2009, compared to $0.3 million for the comparable period in 2008, which 2008 period included $0.1 of other income related to our settlement with Theragenex in May 2008. The decrease was primarily attributable to a $0.2 million decrease in interest income based on lower cash balances and a $0.1 million decrease in other income. Unless we are successful in raising a substantial amount of additional capital, we expect that interest income will continue to be negligible.
Net Loss. Net loss applicable to common stock was $3.8 million, or $0.04 per share, for the three months ended June 30, 2009, compared to a net loss applicable to common stock of $6.4 million, or $0.07 per share, for the comparable period in 2008. Included in the net loss applicable to common stock for the three months ended June 30, 2009 was a non-cash deemed dividend expense of approximately $1.2 million related to our June 2009 equity financing. Net loss for the three months ended June 30, 2009, which does not reflect the deemed dividend expense, was $2.6 million. Included in both net loss and net loss applicable to common stock for the three months ended June 30, 2009 were charges associated with our October 2008 and January and March 2009 reductions in force.
Comparison of Six Months Ended June 30, 2009 and 2008
Revenue. Revenue recognized for the six months ended June 30, 2009 represents a $0.3 million nonrefundable license fee under our March 2009 license agreement with respect to ANX-514 with Shin Poong Pharmaceutical Co., Ltd. Consistent with our revenue recognition policy, we recognized the license fee as revenue in the six-month period ended June 30, 2009 because, in that period, persuasive evidence of an arrangement existed, services had been rendered, the amount of the payment was fixed and determinable and collectability was reasonably assured. Licensing revenue related to our settlement with Theragenex in May 2008 of $0.5 million was recognized for the six months ended June 30, 2008.
R&D Expenses. The following table summarizes our consolidated R&D expenses by type for the six months ended June 30, 2009 compared to the same period in 2008, and for the period from January 1, 2005 through June 30, 2009:

					January 1, 2005
	Six months ended June 30,				through
	2009	2008	$ Variance	% Variance	June 30, 2009
External clinical study fees and expenses	$534,851	$1,974,265	$(1,439,414)	(73%)	$23,734,329
External non-clinical study fees and expenses (1)	1,795,609	4,070,518	(2,274,909)	(56%)	20,741,083
Personnel costs	755,311	1,841,435	(1,086,124)	(59%)	10,266,499

Share-based compensation expense	16,426	445,484	(429,058)	(96%)	2,900,587

Total	$3,102,197	$8,331,702	$(5,229,505)	(63%)	$57,642,498

(1)	External non-clinical study fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.
R&D expenses decreased by $5.2 million, or 63%, to $3.1 million for the six months ended June 30, 2009, compared to $8.3 million for the comparable period in 2008. The decrease was primarily due to a $1.3 million decrease in external clinical trial expenses related to ANX-510, a $1.8 million decrease in non-clinical expenses related to ANX-514, a $0.2 million decrease in non-clinical expenses related to ANX-201 and ANX-211, a $0.2 million decrease in non-clinical expenses related to ANX-530, a $1.1 million decrease in personnel costs and a $0.5 million decrease in share-based compensation expense, offset by a $0.1 million increase in external clinical trial expenses related to ANX-514.
Selling, General and Administrative Expenses. SG&A expenses decreased by $2.2 million, or 43%, to $2.9 million for the six months ended June 30, 2009, compared to $5.0 million for the comparable period in 2008. The decrease was primarily due to a $1.1 million decrease in personnel costs, a $0.3 million decrease related to share-based compensation expense, a $0.4 million decrease in legal and professional services, a $0.1 million decrease in market research expenses, a $0.2 million decrease in travel expenses, and a $0.1 million decrease in insurance related expenses.
Interest and Other Income/Expense. Interest income and other income decreased by $0.6 million, or 107%, to $0 for the six months ended June 30, 2009, compared to $0.6 million for the comparable period in 2008, which 2008 period included $0.1 of other income related to our settlement with Theragenex in May 2008. The decrease was primarily attributable to a $0.5 million decrease in interest income based on lower cash balances and a $0.1 million decrease in other income.
Net Loss. Net loss applicable to common stock was $7.0 million, or $0.08 per share, for the six months ended June 30, 2009, compared to a net loss applicable to common stock of $12.4 million, or $0.14 per share, for the comparable period in 2008. Included in the net loss applicable to common stock for the three months ended June 30, 2009 was a non-cash deemed dividend expense of approximately $1.2 million related to our June 2009 equity financing. Net loss for the six months ended June 30, 2009, which does not reflect the deemed dividend expense, was $5.8 million. Included in both net loss and net loss applicable to common stock for the six months ended June 30, 2009 were charges associated with our October 2008 and January and March 2009 reductions in force.
Liquidity and Capital Resources
     We have a history of recurring losses from operations and we have funded our operations primarily through sales of our equity securities. We had a net loss of $2.6 million in the second quarter of 2009 and cash and cash equivalents of approximately $5.4 million and working capital of $2.2 million at June 30, 2009.
     On June 12, 2009, we completed an approximately $2.0 million registered direct equity financing involving the issuance of shares of our 0% Series A Convertible Preferred Stock, convertible into 18,036,199 shares of our common stock, and warrants to purchase up to 8,116,290 shares of our common stock. We received approximately $1.7 million in net proceeds from the offering, after deducting the placement agent’s fees and our estimated offering expenses. All of the shares of the 0% Series A Convertible Preferred Stock subsequently have been converted. We may receive up to approximately $1.2 million of additional proceeds from the exercise of the warrants issued in that offering; however, those warrants are not exercisable until December 13, 2009 and their exercise is subject to certain ownership limitations. In connection with the offering, we also issued warrants to purchase up to 901,810 shares of our common stock at an exercise price of $0.15 per share to the placement agent in the offering as additional consideration for its services. The placement agent’s warrant is not exercisable until December 13, 2009.

     On July 6, 2009, we completed an approximately $1.4 million registered direct equity financing involving the issuance of shares of our 5% Series B Convertible Preferred Stock, convertible into 9,504,189 shares of our common stock. We received approximately $1.2 million in net proceeds from the offering, after deducting the placement agent’s fees and our estimated offering expenses. The convertible preferred shares were to accrue a 5% dividend until July 6, 2014, unless converted prior to such date. Upon any conversion of these preferred shares we were obligated to pay the holder an amount equal to the total dividend that would have otherwise accrued on the shares through July 6, 2014, less any dividend payment previously made with respect to such converted shares. Twenty-five percent, or $340,250, of the gross proceeds of the financing were placed in an escrow account for payment of the dividend and conversion amounts payable on the 5% Series B Convertible Preferred Stock. All of the shares of the 5% Series B Convertible Preferred Stock subsequently have been converted and, pursuant to the terms of the 5% Series B Convertible Preferred Stock, we paid an aggregate of $340,250 from the escrow account to the holder of the converted preferred shares in connection with such conversions. In connection with the offering, we also issued warrants to purchase up to 475,209 shares of our common stock at an exercise price of $0.179 per share to the placement agent in the offering as additional consideration for its services. The placement agent’s warrant is not exercisable until January 7, 2010.
     On July 24, 2009, we filed a registration statement on Form S-1 to sell an undetermined number of shares of our Series C Convertible Preferred Stock, which convertible preferred stock currently is not designated, warrants to purchase an undetermined number of shares of our common stock and an undetermined number of shares of our common stock underlying the convertible preferred stock and the warrants.
     On August 10, 2009, we completed an approximately $0.9 million registered direct equity financing involving the issuance of shares of our 5% Series C Convertible Preferred Stock, convertible into 9,092,307 shares of our common stock. The 5% Series C Convertible Preferred Stock will accrue a 5% dividend until February 10, 2012. If the convertible preferred stock is converted at any time prior to February 10, 2012, we will pay the holder an amount equal to the total dividend that would accrue on the convertible preferred stock from the conversion date through February 10, 2012, or $125 per $1,000 of stated value of convertible preferred shares converted, less any dividend payments made with respect to such converted convertible preferred shares. We received approximately $0.8 million in net proceeds from the offering, after deducting the placement agent’s fees and our estimated offering expenses. Twelve and one-half percent, or $115,250, of the gross proceeds were placed in an escrow account, which amounts will be released to make the dividend and other payments described above.
     We have an on-going need to raise additional capital to support our operations, which historically we have done primarily through the issuance of our equity securities. Despite the completion of our June 2009, our July 2009 and our August 2009 equity financings, in the current financial and economic environment it is uncertain that we can obtain additional funding through our traditional sources of capital. These factors raise substantial doubt about our ability to continue as a going concern. We expect to incur substantial costs in connection with activities relating to submitting an NDA for ANX-530, advancing ANX-530 toward commercialization in the U.S. and continuing development and regulatory related activities for ANX-514. We may also incur substantial costs in connection with evaluating, negotiating and consummating future capital-raising and/or strategic or partnering transactions or liquidating our assets and winding-up our operations. We cannot currently predict the extent of these costs. Even if we incur costs in pursuing, evaluating and negotiating particular capital-raising and/or strategic or partnering transactions, our efforts may not prove successful. Excluding the potentially significant costs associated with evaluating, negotiating and consummating capital-raising and/or strategic or partnering transactions or seeking protection under the provisions of the U.S. Bankruptcy Code or liquidating our assets and winding-up our operations, we anticipate that our cash and cash equivalents as of June 30, 2009, together with the net proceeds from the equity financings we completed on July 6, 2009 and August 10, 2009, will be sufficient to permit us to conduct our business through at least December 31, 2009. We will need to raise substantial additional capital to continue our business after this period.
     Operating Activities. Net cash used in operating activities was $6.2 million for the six months ended June 30, 2009, compared to $11.5 million for the comparable period in 2008. The decrease in cash used in operating activities was primarily due to reductions in development activities and fundamental business operations, as well as a $0.3 million increase in licensing revenue. We expect cash used in operating activities will increase during the next quarterly period as a result of our re-starting development activities related to ANX-530 and ANX-514 in June 2009.
     Investing Activities. There was no net cash provided by investing activities for the six months ended June 30, 2009, compared to net cash provided by investing activities of $9.4 million for the comparable period in 2008.
     Financing Activities. Net cash provided by financing activities was $1.7 million for the six months ended June 30, 2009. There was no cash provided by financing activities for the comparable period in 2008.

     Accrued Compensation and Payroll Taxes. Accrued compensation and payroll taxes were $0.3 million at June 30, 2009, compared to $0.9 million at December 31, 2008, a decrease of $0.6 million, or 67%. The decrease was primarily due to the paying-down of severance-related expenses associated with our October 2008 and January and March 2009 reductions in staff.
Management Outlook
     We have an on-going need to raise additional capital to support our operations. Despite the equity financings we completed on June 12, 2009, July 6, 2009 and August 10, 2009, we believe our ability to raise capital has been adversely affected by the current financial and economic environment. In addition, our ability to timely raise capital on commercially reasonable terms may be limited by requirements, rules and regulations of the Securities and Exchange Commission and the NYSE Amex (formerly, the American Stock Exchange).
     Although the funds raised in our June 2009, our July 2009 and our August 2009 equity financings have enabled us to re-start activities necessary to submit an NDA seeking FDA approval to market ANX-530 in the U.S. and engage consultants to assist us in analyzing the results of our recently completed bioequivalence study of ANX-514, we will require substantial additional capital to commercialize ANX-530 and ANX-514, should either be approved. Currently, in addition to pursuing activities necessary to submit an ANX-530 NDA and continuing to evaluate the data from the ANX-514 bioequivalence study, we are focused primarily on raising additional capital as soon as possible to continue to advance ANX-530 and ANX-514 toward commercialization in the U.S. We also intend to continue to evaluate any strategic or partnering options, including the sale or exclusive license of one or more of our product candidate programs, a strategic business merger, co-marketing partnerships and other similar transactions. However, there can be no assurances that we will continue to pursue capital-raising transactions or strategic or partnering alternatives or, if we do, that we will be successful in consummating a transaction on a timely basis, or at all. We likely will not be able to continue as a going concern unless we raise adequate additional capital. Given our recent restructuring and cost-cutting measures, our ability to further curtail expenses to provide additional time to obtain financing or to consummate a strategic or partnering transaction is limited.
     We are unable to predict accurately when, if ever, we will be able to raise additional capital or the form, structure or terms of any potential strategic or partnering transaction, including whether we will continue as a going concern, or whether we will seek protection under the provisions of the U.S. Bankruptcy Code or liquidate our assets and entirely wind-up our operations. As a result, the duration that our existing cash and cash equivalents will sustain our current operations is uncertain. However, excluding the potentially significant costs associated with evaluating, negotiating and consummating capital-raising and/or strategic or partnering transactions or seeking protection under the provisions of the U.S. Bankruptcy Code or liquidating our assets and winding-up our operations, we anticipate that our cash and cash equivalents as of June 30, 2009, together with the net proceeds from the equity financings we completed on July 6, 2009 and August 10, 2009, will be sufficient to permit us to conduct our business through at least December 31, 2009. We will need to raise substantial additional capital to continue our business after this period.
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

     We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs, including our ability to consummate a strategic or partnering transaction or otherwise satisfy our immediate need for additional capital. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the risk that we will be unable to raise sufficient additional capital on a timely basis to submit an NDA for ANX-530, to fund operations or pre-launch activities during the FDA review period if an NDA is submitted or launch activities should an NDA for ANX-530 be approved; the risk that we will be unable to raise sufficient additional capital on a timely basis to continue as a going concern; the risk that we will seek protection under the provisions of the U.S. Bankruptcy Code; the risk that, if we liquidate our assets, the capital available for distribution to stockholders, if any, will be insignificant; the risk that we will reassess the results of our ANX-530 bioequivalence study and determine to conduct additional bioequivalence studies of ANX-530, including in humans; the potential for regulatory authorities to require additional preclinical work and/or clinical activities to support regulatory filings, including prior to the submission or the approval of an NDA for ANX-530 and/or ANX-514, which activities may increase the cost and timeline to NDA submission or approval and negatively impact our ability to raise additional capital and/or complete a strategic or partnering transaction; the risk the FDA will determine that ANX-530 and Navelbine and/or ANX-514 and Taxotere are not bioequivalent, including as a result of performing pharmacokinetic equivalence analysis based on a patient population other than the population on which we based our analysis or determining that increased docetaxel blood-levels during and immediately following infusion are clinically relevant; the risk of investigator bias in reporting adverse events as a result of the open-label nature of the ANX-530 bioequivalence study, including bias that increased the reporting of adverse events associated with Navelbine and/or that decreased the reporting of adverse events associated with ANX-530; difficulties or delays in manufacturing, obtaining regulatory approval for and marketing ANX-530 and ANX-514, including validating commercial manufacturing processes and manufacturers, as well as suppliers, and the potential for automatic injunctions regarding FDA approval of ANX-514; the risk that the performance of third parties on whom we rely to conduct our studies or evaluate the data, including clinical investigators, expert data monitoring committees, contract laboratories and contract research organizations, may be substandard, or they may fail to perform as expected; the risk that our significantly reduced workforce and leadership by officers who do not have substantial previous experience in executive leadership roles will negatively impact our ability to raise capital or maintain effective disclosure controls and procedures or internal control over financial reporting; the risk that our common stock will be delisted by the NYSE Amex, including as a result of failing to maintain sufficient stockholders’ equity or a sufficient stock price; the risk that we are unable to file timely required reports with the Securities and Exchange Commission; the risk that we will trigger a “maintenance failure” under that certain Rights Agreement, dated July 27, 2005, as amended, and be required to pay liquidated damages, including as a result of losing our eligibility to use Form S-3 if our common stock is delisted from the NYSE Amex or we are not timely in our filings with the Securities and Exchange Commission; and other risks and uncertainties discussed in other reports and documents we file with the Securities and Exchange Commission. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting
As a result of recent reductions in our workforce and other departures, we have experienced substantial turn-over in our personnel responsible for performing activities related to our internal control over financing reporting, and currently we have only two employees, both of whom are full-time. In particular, in July 2009, we appointed our general counsel, secretary and vice president, legal, who has no formal education in finance or accounting, to additionally serve as our principal financial and principal accounting officer. We have used third-party contractors to ensure our internal control over financial reporting remains effective during this turn-over. We intend to continue to use these contractors as long as our working capital permits.

We have revised certain of our internal controls over financial reporting, as well as certain of our disclosure controls and procedures, as appropriate to reflect our current infrastructure and staffing. We do not believe these changes have materially and adversely affected, or are reasonably likely to materially and adversely affect, our internal control over financial reporting.
Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance.

Item 1A.	Risk Factors
Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On June 12, 2009, in connection with the closing of our registered direct offering of convertible preferred stock and warrants to purchase common stock, we issued to Rodman & Renshaw, LLC, as partial consideration for its services as placement agent, warrants to purchase up to 901,810 shares of our common stock at an exercise price of $0.15 per share. The warrants are exercisable at the option of the holder at any time beginning on December 13, 2009 through and including June 12, 2014.
On July 6, 2009, in connection with the closing of our registered direct offering of convertible preferred stock, we issued to Rodman & Renshaw, LLC, as partial consideration for its services as placement agent, warrants to purchase up to 475,209 shares of our common stock at an exercise price of $0.179 per share. The warrants are exercisable at the option of the holder at any time beginning on January 7, 2010 through and including July 6, 2014.
On August 10, 2009, in connection with the closing of our registered direct offering of convertible preferred stock, we issued to Rodman & Renshaw, LLC, as partial consideration for its services as placement agent, warrants to purchase up to 354,615 shares of our common stock at an exercise price of $0.1625 per share. The warrants are exercisable at the option of the holder at any time beginning on February 10, 2010 through and including August 10, 2014.
These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
Our 2009 Annual Meeting of Stockholders was held on June 3, 2009. At this meeting, our stockholders voted on the following two proposals: (1) election of six nominees to our board of directors to hold office until our 2010 Annual Meeting of Stockholders and until their successors are elected and qualified, and (2) ratification of the appointment of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. On the record date, 90,252,572 shares of our common stock were entitled to vote. At the meeting, 64,816,947 shares of our common stock were represented in person or by proxy.
Proposal No. 1: Election of Directors
Our stockholders voted to elect all six director nominees to our board of directors. The votes regarding Proposal No. 1 were as follows:

Nominees:	Votes For	Votes Withheld
Mark N.K. Bagnall	59,297,419	5,519,528
Alexander J. Denner	59,354,387	5,462,560
Michael M. Goldberg	59,095,677	5,721,270
Jack Lief	59,121,709	5,695,238
Mark J. Pykett	59,087,293	5,729,654
Eric K. Rowinsky	59,358,787	5,458,160

Proposal No. 2: Ratification of Independent Registered Public Accounting Firm
Our stockholders voted to ratify the appointment of J.H. Cohn LLP. The votes regarding Proposal No. 2 were as follows:

Votes For	Votes Against	Votes Abstained
62,497,477	1,326,491	992,977

Item 5.	Other Information
None.

Item 6.	Exhibits
An Exhibit Index has been attached as part of this report and is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.
Date: August 12, 2009	By:	/s/ Brian M. Culley
Brian M. Culley
Chief Business Officer and Senior Vice President (Duly Authorized Officer)

	By:	/s/ Patrick L. Keran
Patrick L. Keran
General Counsel, Secretary and Vice President, Legal (Principal Financial and Principal Accounting Officer)

Exhibit Index

Exhibit	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the registrant

3.2(2)	Certificate of Designation of Preferences, Rights and Limitations of 0% Series A Convertible Preferred Stock

3.3(3)	Certificate of Designation of Preferences, Rights and Limitations of 5% Series B Convertible Preferred Stock

3.4(4)	Certificate of Designation of Preferences, Rights and Limitations of 5% Series C Convertible Preferred Stock

4.1(2)	Securities Purchase Agreement, dated June 8, 2009, by and between ADVENTRX Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto

4.2(2)	Form of Common Stock Purchase Warrant issued on June 12, 2009 by ADVENTRX Pharmaceuticals, Inc. to the purchasers of the 0% Series A Convertible Preferred Stock and to Rodman & Renshaw, LLC

4.3(3)	Securities Purchase Agreement, dated June 29, 2009, by and between ADVENTRX Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto

4.4(3)	Form of Common Stock Purchase Warrant issued on July 6, 2009 by ADVENTRX Pharmaceuticals, Inc. to Rodman & Renshaw, LLC

4.5(4)	Securities Purchase Agreement, dated August 5, 2009, by and between ADVENTRX Pharmaceuticals, Inc. and the purchaser(s)

4.6(4)	Form of Common Stock Purchase Warrant issued on August 10, 2009 by ADVENTRX Pharmaceuticals, Inc. to Rodman & Renshaw, LLC

10.1(2)	Engagement Letter Agreement, dated June 7, 2009, by and between ADVENTRX Pharmaceuticals, Inc. and Rodman & Renshaw, LLC

10.2(3)	Engagement Letter Agreement, dated June 26, 2009, by and between ADVENTRX Pharmaceuticals, Inc. and Rodman & Renshaw, LLC

10.3(4)	Engagement Letter Agreement, dated August 4, 2009, by and between ADVENTRX Pharmaceuticals, Inc. and Rodman & Renshaw, LLC

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1 ±	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

±	These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with the registrant’s Annual Report on Form 10-K on March 16, 2006 (SEC file number 001-32157-06693266)

(2)	Filed with the registrant’s Current Report on Form 8-K on June 8, 2009 (SEC file number 001-32157-09878961)

(3)	Filed with the registrant’s Current Report on Form 8-K on June 30, 2009 (SEC file number 001-32157-09917820)

(4)	Filed with the registrant’s Current Report on Form 8-K on August 5, 2009 (SEC file number 001-32157-09989205)