Form 10-Q
period 2009-09-30
ADVENTRX PHARMACEUTICALS INC
filed 2009-11-10
CIK 1160308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 3, 2009 was 153,823,713.

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
a. Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3
b. Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and for the period from inception (June 12, 1996) through September 30, 2009	4
c. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the period from inception (June 12, 1996) through September 30, 2009	5
d. Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4T. Controls and Procedures	22
PART II OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	23
Item 6. Exhibits	23
SIGNATURES	24
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,159,610	$9,849,904
Interest and other receivables	39,203	121,736
Prepaid expenses	569,176	477,902

Total current assets	3,767,989	10,449,542

Property and equipment, net	53,608	199,052
Other assets	8,708	60,664

Total assets	$3,830,305	$10,709,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$95,598	$1,721,376
Accrued liabilities	1,981,543	2,077,188
Accrued compensation and payroll taxes	128,381	915,459

Total current liabilities	2,205,522	4,714,023

Stockholders’ equity:
0% Series A Convertible Preferred Stock, $0.001 par value, 1,993 shares authorized; 1,993 shares issued and 0 shares outstanding as of September 30, 2009 and 0 shares issued and outstanding as of December 31, 2008	—	—
5% Series B Convertible Preferred Stock, $0.001 par value, 1,361 shares authorized; 1,361 shares issued and 0 shares outstanding as of September 30, 2009 and 0 shares issued and outstanding as of December 31, 2008	—	—
5% Series C Convertible Preferred Stock, $0.001 par value, 922 shares authorized; 922 shares issued and 0 shares outstanding as of September 30, 2009 and 0 shares issued and outstanding as of December 31, 2008	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 124,885,267 and 90,252,572 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	124,886	90,254
Additional paid-in capital	137,059,997	131,751,439
Deficit accumulated during the development stage	(135,560,100)	(125,846,458)

Total stockholders’ equity	1,624,783	5,995,235

Total liabilities and stockholders’ equity	$3,830,305	$10,709,258

Note:	The balance sheet at December 31, 2008 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					Inception
					(June 12, 1996)
	Three months ended September 30,		Nine months ended September 30,		through
	2009	2008	2009	2008	September 30, 2009
Revenues:
Net sales	$—	$—	$—	$—	$174,830
Cost of goods sold	—	—	—	—	51,094

Gross margin	—	—	—	—	123,736
Grant revenue	—	—	—	—	129,733
Licensing revenue	—	—	300,000	500,000	1,300,000

Total revenues	—	—	300,000	500,000	1,553,469

Operating expenses:
Research and development	1,444,038	4,741,118	4,546,235	13,072,820	66,560,790
Selling, general and administrative	893,477	2,075,092	3,744,470	7,075,974	46,713,673
Depreciation and amortization	12,350	39,803	70,431	130,698	10,868,502
In-process research and development	—	—	—	—	10,422,130
Impairment loss — write off of goodwill	—	—	—	—	5,702,130
Equity in loss of investee	—	—	—	—	178,936

Total operating expenses	2,349,865	6,856,013	8,361,136	20,279,492	140,446,161

Loss from operations	(2,349,865)	(6,856,013)	(8,061,136)	(19,779,492)	(138,892,692)
Loss on fair value of warrants	—	—	—	—	(12,239,688)
Interest and other income (expense)	(2,721)	79,150	(44,002)	644,027	4,650,405
Interest expense	—	—	—	—	(179,090)

Loss before cumulative effect of change in accounting principle	(2,352,586)	(6,776,863)	(8,105,138)	(19,135,465)	(146,661,065)

Cumulative effect of change in accounting principle	—	—	—	—	(25,821)

Net loss	(2,352,586)	(6,776,863)	(8,105,138)	(19,135,465)	(146,686,886)

Preferred stock dividends	—	—	—	—	(621,240)
Deemed dividends on preferred stock	(376,089)	—	(1,608,504)	—	(1,608,504)

Net loss applicable to common stock	$(2,728,675)	$(6,776,863)	$(9,713,642)	$(19,135,465)	$(148,916,630)

Net loss per common share — basic and diluted	$(0.02)	$(0.08)	$(0.10)	$(0.21)

Weighted average shares — basic and diluted	119,480,719	90,252,572	101,159,417	90,252,572

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Inception
			(June 12, 1996)
			through
	Nine months ended September 30,		September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(8,105,138)	$(19,135,465)	$(146,686,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,431	130,698	10,418,502
Loss on disposal of fixed assets	59,012	—	55,414
Fair value of warrant liability	—	—	12,239,688
In-process research and development	—	—	10,422,130
Share-based compensation for employee awards	454,827	1,356,393	8,307,389
Expense related to stock options issued to non-employees	—	5,513	204,664
Expenses paid by issuance of common stock	—	—	1,341,372
Expenses paid by issuance of warrants	—	—	573,357
Expenses paid by issuance of preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Accretion of discount on investments in securities	—	(208,103)	(1,604,494)
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write-off of goodwill	—	—	5,702,130
Equity in loss of investee	—	—	178,936
Write-off of license agreement	—	—	152,866
Write-off of assets available-for-sale	—	—	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in prepaid expenses and other assets	43,215	(945,949)	(864,456)
Increase (decrease) in accounts payable and accrued liabilities	(2,508,501)	517,882	2,382,230
Decrease in other long-term liabilities	—	(14,270)	—

Net cash used in operating activities	(9,986,154)	(18,293,301)	(95,808,801)

Cash flows from investing activities:
Purchases of short-term investments	—	(14,355,784)	(111,183,884)
Proceeds from sales and maturities of short-term investments	—	33,243,602	112,788,378
Purchases of property and equipment	—	(68,780)	(1,030,354)
Proceeds from sale of property and equipment	16,000	—	49,906
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired from acquisitions, net of cash paid	—	—	32,395
Issuance of note receivable — related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by investing activities	16,000	18,819,038	1,041,234

Cash flows from financing activities:
Proceeds from sale of preferred stock	4,276,000	—	8,476,993
Proceeds from sale of common stock	—	—	84,151,342
Proceeds from exercise of stock options	—	—	712,367
Proceeds from sale or exercise of warrants	—	—	11,382,894
Repurchase of warrants	—	—	(55,279)
Payment of financing and offering costs	(996,140)	—	(7,479,949)
Payments of notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718

Net cash provided by financing activities	3,279,860	—	97,927,177

Net increase (decrease) in cash and cash equivalents	(6,690,294)	525,737	3,159,610
Cash and cash equivalents at beginning of period	9,849,904	14,780,739	—

Cash and cash equivalents at end of period	$3,159,610	$15,306,476	$3,159,610

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation

ADVENTRX Pharmaceuticals, Inc., a Delaware corporation (“ADVENTRX,” “we,” “our” or the “Company”), prepared the unaudited interim condensed consolidated financial statements included in this report in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual audited financial statements and should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on March 27, 2009 (“2008 Annual Report”). The condensed consolidated balance sheet as of December 31, 2008 included in this report has been derived from the audited consolidated financial statements included in the 2008 Annual Report. In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SD Pharmaceuticals, Inc. and ADVENTRX (Europe) Ltd. All intercompany accounts and transactions have been eliminated in consolidation.
2.	Going Concern

At the time that we prepared our consolidated financial statements for the period ended and at December 31, 2008, there was substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm, dated March 25, 2009 and included in our Annual Report on Form 10-K that we filed with the U.S. Securities and Exchange Commission on March 27, 2009, included a “going concern” qualification. Our independent registered public accounting firm indicated that we had suffered recurring losses from operations and negative cash flows from operations that raised substantial doubt about our ability to continue as a going concern.

On June 12, 2009, July 6, 2009 and August 10, 2009, we completed registered direct equity financings with proceeds, net of dividend payments and offering costs, of approximately $1.7 million, $0.8 million and $0.7 million, respectively. On October 9, 2009, we completed a fourth registered direct equity financing with proceeds, net of dividends and estimated offering costs, of approximately $5.1 million. We may receive up to $2.9 million of additional proceeds from the exercise of warrants issued in that financing. The warrants have an exercise price of $0.1468 per share; however, the exercise of those warrants is subject to certain beneficial ownership limitations.

We anticipate that our cash and cash equivalents as of September 30, 2009, together with the net proceeds from the registered direct equity financing we completed on October 9, 2009, will be sufficient to permit us to continue operations through 2010. However, we may pursue development activities at levels or on timelines, or we may incur unexpected expenses, that shorten the period through which our operating funds will sustain us. In addition, we will need substantial additional funds to commercialize our lead product candidate, ANX-530, in the United States, if a new drug application (“NDA”) for that product is submitted and approved by the U.S. Food & Drug Administration (“FDA”), including acquiring or developing sales, marketing and distribution capabilities and the associated regulatory compliance infrastructure, and to continue the development of our other lead product candidate, ANX-514. There can be no assurances that we will be able to raise additional capital in the future on a timely basis, or at all.

The accompanying unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2009 have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

3.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
4.	Fair Value

At September 30, 2009, our financial instruments included cash and cash equivalents, accounts payable, accrued expenses and accrued compensation and payroll taxes. The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and accrued compensation and payroll taxes approximate fair value due to the short-term maturities of these instruments.

We have fully adopted the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” The adoption of ASC 820 did not have a material impact on our consolidated results of operations or financial condition.

ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1	—	Quoted prices in active markets for identical assets or liabilities.

•	Level 2	—	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
At September 30, 2009, there were no financial assets required to be measured at fair value.
5.	Share-Based Compensation Expense

Estimated share-based compensation expense related to equity awards granted to employees, including our non-employee directors, for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Selling, general and administrative expense	$135,343	$163,853	$424,095	$712,627
Research and development expense	14,305	198,282	30,731	643,766

Share-based compensation expense before taxes	149,648	362,135	454,826	1,356,393
Related income tax benefits	—	—	—	—

Share-based compensation expense	$149,648	$362,135	$454,826	$1,356,393

Net share-based compensation expense per common share — basic and diluted	$0.00	$0.00	$0.00	$0.02

In January 2009, we granted restricted stock units under our 2008 Omnibus Incentive Plan to seven employees that represented the right to receive in the aggregate 3,700,000 shares of our common stock. These units were to vest immediately prior to a strategic transaction (as defined in the documentation evidencing the grant of the units). We would record share-based compensation expense in connection with these restricted stock units, if at all, only if a strategic transaction was consummated. As of June 30, 2009, as a result of employee terminations and resignations, there were outstanding restricted stock units representing the right to receive an aggregate of 3,150,000 shares of our common stock. In July 2009, as a result of an employee resignation and the termination of a consulting relationship with a former employee, restricted stock units representing the right to receive an aggregate of 1,100,000 shares of our common stock were canceled and, in connection with certain compensation arrangements with our remaining two employees, we terminated restricted stock units representing the right to receive an aggregate of 2,050,000 shares of our common stock. As of September 30, 2009, we did not have outstanding any restricted stock units.
Since we have net operating loss carryforwards as of September 30, 2009, no excess tax benefits for the tax deductions related to share-based awards were recognized in the accompanying condensed consolidated statements of operations. There were no employee stock options exercised during the nine months ended September 30, 2009 and 2008.
At September 30, 2009, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $1.2 million, which is expected to be recognized over a weighted-average period of 2.7 years. During the three and nine months ended September 30, 2009, we granted stock options to acquire 3,400,000 shares of our common stock to our employees with an estimated weighted-average grant-date fair value of $0.127 per share. During the three and nine months ended September 30, 2008, we granted stock options to acquire 228,000 and 2,880,500 shares of our common stock, respectively, to our employees and non-employee directors with an estimated weighted-average grant-date fair value of $0.18 and $0.46 per share, respectively.
Estimated share-based compensation expense related to equity awards granted to non-employee consultants was $0 for the three months ended September 30, 2009 and 2008; and $0 and $6,000 for the nine months ended September 30, 2009 and 2008, respectively.
6.	Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on short-term investments. Our components of comprehensive loss consist of net loss and unrealized gains or losses on short-term investments in securities. For the three months ended September 30, 2009 and 2008, comprehensive loss was $2.4 million and $6.8 million, respectively. For the nine months ended September 30, 2009 and 2008, comprehensive loss was $8.1 million and $19.1 million, respectively.
7.	Net Loss Per Common Share
Basic and diluted net loss per common share was calculated by dividing the net loss applicable to common stock for the period by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per common share when their effect is dilutive. Because of the net loss, all of the options and warrants were excluded from the calculation.
We have excluded the following options and warrants from the calculation of diluted net loss per common share for the three and nine months ended September 30, 2009 and 2008 because they are anti-dilutive, due to the net loss:

	2009	2008
Warrants	20,658,733	13,373,549
Options	5,859,000	6,089,149

	26,517,733	19,462,698

8.	Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles,” which establishes the FASB ASC as the sole source of authoritative U.S. GAAP other than guidance issued by the Securities Exchange Commission (“SEC”). Pursuant to the provisions of ASC 105, the Company has updated references to U.S. GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of ASC 105 had no impact on our consolidated results of operations, financial position or cash flows.

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. ASC 855 requires new disclosure in financial statements by providing the date through which reporting entities have evaluated events or transactions that occur after the balance sheet date but before the financial statements are issued or available to be issued. ASC 855 requires public entities, including the Company, to evaluate subsequent events through the date that the financial statements are issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with U.S. GAAP. ASC 855 was effective for our financial statements issued for the period ended June 30, 2009. The adoption of ASC 855 had no impact on our consolidated results of operations, financial position or cash flows.
9.	Licensing Revenue

In March 2009, we announced that we and our wholly-owned subsidiary, SD Pharmaceuticals, Inc., had entered into a license agreement with respect to our product candidate ANX-514 (docetaxel emulsion) (the “License Agreement”) with Shin Poong Pharmaceutical Co., Ltd., a company organized under the laws of the Republic of Korea (“Shin Poong”), pursuant to which we granted to Shin Poong an exclusive license, including the right to sublicense, to research, develop, make, have made, use, offer for sale, sell and import licensed products, in each case solely for the treatment of cancer by intravenous administration of formulations of docetaxel as emulsified products and solely in South Korea. Under the terms of the License Agreement, we would receive an upfront licensing fee of $0.3 million, a regulatory milestone payment of either $0.2 million or $0.4 million upon receipt of regulatory approval for marketing a licensed product in South Korea (the amount depends on whether the Korea Food and Drug Administration requires Shin Poong to conduct a bioequivalence or clinical study in human subjects prior to receipt of regulatory approval), one-time commercial milestone payments tied to annual net sales of licensed products in an aggregate amount of up to $1.5 million and royalty payments on net sales of licensed products. Shin Poong is responsible for all development and commercial activities related to ANX-514 in South Korea. If the Korea Food and Drug Administration requires Shin Poong to conduct a bioequivalence or clinical trial in human subjects prior to receipt of regulatory approval and we elect not to supply product to conduct such trial, which supply obligation is subject to limitations, we will pay Shin Poong $0.1 million.

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

Noncash investing and financing transactions excluded from the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 and for the period from inception (June 12, 1996) through September 30, 2009 are as follows:

			Inception
			(June 12, 1996)
	Nine months ended September 30,		through
	2009	2008	September 30, 2009
Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$179,090
Income taxes paid	—	—	—
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	—	—	1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	34,632	—	37,337
Acquisitions	—	—	24,781,555
Payment of dividends	—	—	213,000
Financial advisor services in connection with private placements	240,012	—	1,377,468
Acquisition of treasury stock in settlement of a claim	—	—	34,747
Cancellation of treasury stock	—	—	(34,747)
Assumptions of liabilities in acquisitions	—	—	1,235,907
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	—	—	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available-for-sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Purchases of equipment, which are included in accounts payable	—	3,825	—
Unrealized (gain) loss on short-term investments	—	2,702	—
Cumulative preferred stock dividends	455,500	—	455,500

11.	Severance Related Expenses

In January 2009, as part of a restructuring to reduce operating costs, we completed a workforce reduction of six employees. As a result of the that workforce reduction, we recorded severance related charges of $174,000, of which $86,000 was recorded in research and development and the balance of which was recorded in selling, general and administrative. We recorded $144,000 of such severance related charges in the first quarter of 2009 and the balance was recorded in the second quarter of 2009. As of June 30, 2009, all severance related costs related to the January 2009 workforce reduction had been paid.

On April 3, 2009, we completed a workforce reduction of nine employees. As a result of that workforce reduction, we recorded severance related charges of $160,000, of which $101,000 was recorded in research and development and the balance of which was recorded in selling, general and administrative. We recorded $114,000 of such severance related charges in the first quarter of 2009 and the balance was recorded in the second quarter of 2009. As of June 30, 2009, all severance related costs related to the April 2009 workforce reduction had been paid.
12.	Equity Transactions

0% Series A Convertible Preferred Stock.

In June 2009, we completed a registered direct equity financing raising gross proceeds of approximately $2.0 million involving the issuance of 1,993 shares of our 0% Series A Convertible Preferred Stock with a stated value of $1,000 per share (“Series A Stock”), and 5-year warrants to purchase up to 8,116,290 shares of our common stock. In the aggregate, the shares of our Series A Stock we issued are convertible into 18,036,199 shares of our common stock. We received approximately $1.7 million in net proceeds from the financing, after deducting the placement agent’s fees and other offering expenses. We may receive up to approximately $1.2 million of additional proceeds from the exercise of the warrants issued in the financing. Those warrants, which have an exercise price of $0.15 per share, are exercisable any time after the six-month anniversary of their issuance date through the five-year anniversary of the date they were first exercisable, subject to certain beneficial ownership limitations. All of the shares of the Series A Stock issued in the financing have been converted into common stock and are outstanding.

The convertible feature of our Series A Stock and the terms of the warrants issued in connection with our Series A Stock provide for a rate of conversion or exercise that was below the market value of our common stock at issuance. The convertible feature of our Series A Stock is characterized as a beneficial conversion feature (“BCF”). The estimated relative fair values of the shares of our Series A Stock and the warrants issued in connection with such stock were calculated as approximately $1.2 million and $531,000, respectively. The value of the BCF was determined using the intrinsic value method and calculated as approximately $1.2 million. Because our Series A Stock did not have a stated redemption date, the value of the BCF was fully realized at the time our Series A Stock was issued. The fair value of the warrants was determined using the Black-Scholes option-pricing model at the date of issuance assuming a five-year term, stock volatility of 197.01%, and a risk-free interest rate of 2.81%. The value of the BCF is treated as a deemed dividend to the holders of our Series A Stock and, due to the potential immediate convertibility of our Series A Stock at issuance, was recorded as an increase to additional paid-in capital and accumulated deficit at the time of issuance.

We also issued warrants to purchase up to 901,810 shares of our common stock at an exercise price of $0.15 per share to the placement agent in the financing as additional consideration for its services in connection with the financing. These warrants had a fair value of approximately $132,000 using the Black-Scholes option-pricing model. The warrants are exercisable at any time after the six-month anniversary of their date of issuance and on or before the fifth anniversary of their issuance date.

5% Series B Convertible Preferred Stock.
In July 2009, we completed a registered direct equity financing raising gross proceeds of approximately $1.4 million involving the issuance of 1,361 shares of our 5% Series B Convertible Preferred Stock with a stated value of $1,000 per share (“Series B Stock”). In the aggregate, the shares of our Series B Stock we issued are convertible into 9,504,189 shares of our common stock. Our Series B Stock accrues a cumulative annual dividend of 5% per share until July 6, 2014, and no dividend thereafter. If our Series B Stock is converted at any time prior to July 6, 2014, we will pay the holder an amount equal to the total dividend that would have accrued in respect of the shares converted from the conversion date through July 6, 2014, or $250 per $1,000 of stated value of the shares converted, less any previous dividend paid on such shares before conversion. We received approximately $0.8 million in net proceeds from the financing after deducting the $340,250 we placed into an escrow account to pay the dividend payment in respect of our Series B Stock, placement agent’s fees and other offering expenses. All of the shares of our Series B Stock issued in the financing have been converted into common stock and are outstanding.
The convertible feature of our Series B Stock and the value of the dividend in respect thereof provide for a rate of conversion that was below the market value of our common stock at issuance. The convertible feature of our Series B Stock is characterized as a BCF. The estimated relative fair value of the shares of our Series B Stock was calculated as approximately $1.0 million. The value of the BCF was determined using the intrinsic value method and calculated as approximately $215,000. Because our Series B Stock does not have a stated redemption date, the value of the BCF was fully realized at the time our Series B Stock was issued. The value of the BCF is treated as a deemed dividend to the holders of our Series B Stock and, due to the potential immediate convertibility of our Series B Stock at issuance, was recorded as an increase to additional paid-in capital and accumulated deficit at the time of issuance.
We also issued warrants to purchase up to 475,209 shares of our common stock at an exercise price of $0.179 per share to the placement agent in the financing as additional consideration for its services in connection with the financing. These warrants had a fair value of approximately $60,000 using the Black-Scholes option-pricing model at the date of issuance. The warrants are exercisable at any time after the six-month anniversary of their date of issuance and on or before the fifth anniversary of their issuance date.
5% Series C Convertible Preferred Stock.
In August 2009, we completed a registered direct equity financing raising gross proceeds of approximately $0.9 million involving the issuance of 922 shares of our 5% Series C Convertible Preferred Stock with a stated value of $1,000 per share (“Series C Stock”). In the aggregate, the shares of our Series C Stock we issued are convertible into 7,092,307 shares of our common stock. Our Series C Stock accrues a cumulative annual dividend of 5% per share until February 10, 2012, and no dividend thereafter. If our Series C Stock is converted at any time prior to February 10, 2012, we will pay the holder an amount equal to the total dividend that would have accrued in respect of the shares converted from the conversion date through February 10, 2012, or $125 per $1,000 of stated value of the shares converted, less any previous dividend paid on such shares before conversion. We received approximately $0.7 million in net proceeds from the financing after deducting the $115,250 we placed into an escrow account to pay the dividend payment in respect of our Series C Stock, placement agent’s fees and other offering expenses. All of the shares of our Series C Stock issued in the financing have been converted into common stock and are outstanding.
The convertible feature of our Series C Stock and the value of the dividend in respect thereof provide for a rate of conversion that was below the market value of our common stock at issuance. The convertible feature of our Series C Stock is characterized as a BCF. The estimated relative fair value of the shares of our Series C Stock was calculated as approximately $807,000. The value of the BCF was determined using the intrinsic value method and calculated as approximately $186,000. Because our Series C Stock does not have a stated redemption date, the value of the BCF was fully realized at the time our Series C Stock was issued. The value of the BCF is treated as a deemed dividend to the holders of our Series C Stock and, due to the potential immediate convertibility of our Series C Stock at issuance, was recorded as an increase to additional paid-in capital and accumulated deficit at the time of issuance.
We also issued warrants to purchase up to 354,615 shares of our common stock at an exercise price of $0.1625 per share to the placement agent in the financing as additional consideration for its services in connection with the financing. These warrants had a fair value of approximately $48,000 using the Black-Scholes option-pricing model at the date of issuance. The warrants are exercisable at any time after the six-month anniversary of their date of issuance and on or before the fifth anniversary of their issuance date.

13.	Subsequent Events
In accordance with ASC 855, we have evaluated subsequent events through the date and time the financial statements were issued on November 10, 2009.
Authorized Share Increase.
On October 5, 2009, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation of the Company to increase the authorized shares of our common stock from 200,000,000 to 500,000,000.
4.25660% Series D Convertible Preferred Stock.
On October 9, 2009, we completed a registered direct equity financing raising gross proceeds of approximately $11.3 million involving the issuance of 11,283 shares of our 4.25660% Series D Convertible Preferred Stock with a stated value of $1,000 per share (“Series D Stock”), and 5-year warrants to purchase up to 19,800,000 shares of our common stock. In the aggregate, the shares of our Series D Stock we issued are convertible into 60,000,000 shares of our common stock. Our Series D Stock accrues a cumulative annual dividend of 4.25660% per share until October 9, 2020, and no dividend thereafter. If our Series D Stock is converted at any time prior to October 9, 2020, we will pay the holder an amount equal to the total dividend that would have accrued in respect of the shares converted from the conversion date through October 9, 2020, or $468.23 per $1,000 of stated value of the shares converted, less any previous dividend paid on such shares before conversion. We received approximately $5.1 million in net proceeds from the financing after deducting the approximately $5.3 million we placed into an escrow account to pay the dividend payment in respect of our Series D Stock, placement agent’s fees and other estimated offering expenses. We may receive up to approximately $2.9 million of additional proceeds from the exercise of the warrants issued in the financing. Those warrants, which have an exercise price of $0.1468 per share, are exercisable any time through the five-year anniversary of their issuance date, subject to certain beneficial ownership limitations. We also issued warrants to purchase up to 3,600,000 shares of our common stock at an exercise price of $0.235 per share to the placement agent in the financing as additional consideration for its services in connection with the financing. The warrants are exercisable at any time after the six-month anniversary of the effective date of the registration statement that registered our Series D Stock and on or before the fifth anniversary of such date. Upon conversion of our Series D Stock to common stock, we will have approximately 185 million shares of common stock outstanding.
The convertible feature of our Series D Stock and the terms of the warrants issued in connection with our Series D Stock provide for a rate of conversion or exercise that was below the market value of our common stock at issuance. The convertible feature of our Series D Stock is characterized as BCF. The estimated relative fair values of the shares of our Series D Stock and the warrants issued in connection with such stock were calculated as approximately $3.9 million and $1.3 million, respectively. The value of the BCF was determined using the intrinsic value method and calculated as approximately $3.3 million. Because our Series D Stock did not have a stated redemption date, the value of the BCF was fully realized at the time our Series D Stock was issued. The fair value of the warrants was determined using the Black-Scholes option-pricing model at the date of issuance assuming a five-year term, stock volatility of 197.63%, and a risk-free interest rate of 2.36%. The value of the BCF is treated as a deemed dividend to the holders of our Series D Stock and, due to the potential immediate convertibility of our Series D Stock at issuance, was recorded as an increase to additional paid-in capital and accumulated deficit at the time of issuance.

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
Overview
We are a development-stage specialty pharmaceutical company focused on in-licensing, developing and commercializing proprietary product candidates for the treatment of cancer. We seek to improve the performance of existing drugs by addressing limitations associated principally with their safety and use. We have devoted substantially all of our resources to research and development, or R&D, or to acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue. Our lead product candidates, ANX-530 (vinorelbine emulsion) and ANX-514 (docetaxel emulsion), are novel emulsion formulations of currently marketed chemotherapy drugs.
We have incurred annual net losses since inception. We had an operating net loss of $8.1 million for the nine months ended September 30, 2009 and cash and cash equivalents of approximately $3.2 million and working capital of $1.6 million at September 30, 2009. Included in the net loss at September 30, 2009 was a portion of the expenses associated with the manufacturing activities related to submitting a new drug application, or NDA, for ANX-530 that we restarted following our June 2009 registered direct equity financing (discussed below), as well as charges associated with our October 2008, January and March 2009 reductions in force.
On October 9, 2009, we completed a registered direct equity financing involving our 4.25660% Series D Convertible Preferred Stock with proceeds, net of dividend payments and estimated offering costs, of approximately $5.1 million. We may receive up to approximately $2.9 million of additional proceeds from the exercise of the warrants issued in this financing, which warrants have an exercise price of $0.1468 per share. Those warrants are exercisable immediately subject to certain beneficial ownership limitations and are exercisable for up to five years from the issuance date. In connection with the October 2009 financing, we increased the total number of authorized shares of our common stock to 500 million shares, with a corresponding increase in the total number of authorized shares of our capital stock.
At the time that we prepared our consolidated financial statements for the period ended and at December 31, 2008, there was substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm, dated March 25, 2009 and included in our Annual Report on Form 10-K that we filed with the U.S. Securities and Exchange Commission on March 27, 2009, included a “going concern” emphasis paragraph. Our independent registered public accounting firm indicated that because we had suffered recurring losses from operations and negative cash flows from operations, it raised substantial doubt about our ability to continue as a going concern.
The financial statements appearing elsewhere in this report for the nine months ended September 30, 2009 have been prepared assuming we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
We anticipate that our cash and cash equivalents as of September 30, 2009, together with the net proceeds from the equity financing completed in October 2009, will be sufficient to permit us to continue operations through 2010. However, we may pursue development activities at levels or on timelines, or we may incur unexpected expenses, that shorten the period through which our operating funds will sustain us. In addition, we will need to raise substantial additional capital to commercialize ANX-530 in the United States of America, or U.S., if an ANX-530 NDA is submitted and approved by the FDA, and to continue to develop ANX-514. There can be no assurances that we will be able to obtain additional financing on a timely basis, or at all. If we are unable to raise sufficient additional capital on a timely basis, we may seek protection under the provisions of the U.S. Bankruptcy Code or liquidate our assets and wind-up our operations. If we pursue an orderly liquidation of our assets, based on the estimated costs associated with seeking approval for and implementing a liquidation plan, we expect the remaining cash available for distribution to our stockholders to be insignificant.

Our company was incorporated in Delaware in December 1995. In October 2000, we merged our wholly-owned subsidiary, Biokeys Acquisition Corp., with and into Biokeys, Inc. and changed our name to Biokeys Pharmaceuticals, Inc. In May 2003, we merged Biokeys, Inc., our wholly-owned subsidiary, with and into us and changed our name to ADVENTRX Pharmaceuticals, Inc. In July 2004, we formed a wholly-owned subsidiary, ADVENTRX (Europe) Ltd., in the United Kingdom primarily to facilitate conducting clinical trials in the European Union and to obtain favorable pricing for discussions with the European Medicines Agency. In April 2006, we acquired SD Pharmaceuticals, Inc. as a wholly-owned subsidiary. Our executive offices are located at 6725 Mesa Ridge Road, Suite 100, San Diego, California 92121, and our telephone number is (858) 552-0866. Our corporate website is located at www.adventrx.com.
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
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon consolidated financial statements and condensed consolidated financial statements that we have prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires management to make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in these consolidated financial statements and accompanying notes. On an on-going basis, we evaluate these estimates and assumptions, including those related to recognition of expenses in service contracts, license agreements, share-based compensation and registration payment arrangements. Management bases its estimates on historical information and assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition. We recognize revenue in accordance with ASC 605. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.
Revenue from licensing agreements is recognized based on the performance requirements of the agreement. Revenue is deferred for fees received before earned. Nonrefundable upfront fees that are not contingent on any future performance by us are recognized as revenue when the license term commences and the revenue recognition criteria are met. Nonrefundable upfront fees, where we have ongoing involvement or performance obligations, are recorded as deferred revenue and recognized as revenue over the life of the contract, the period of the performance obligation or the development period, whichever is appropriate in light of the circumstances.
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
Purchased In-Process Research and Development. We adopted the FASB’s changes to ASC 805, “Business Combinations,” effective January 1, 2009. The adoption of the changes to ASC 805 did not have a material effect on our consolidated results of operations and financial condition. In accordance with the previous accounting guidance effective through December 31, 2008, we accounted for the costs associated with any purchased in-process research and development, or IPR&D, to the statement of operations upon acquisition. These amounts represent an estimate of the fair value of purchased IPR&D for projects that, as of the acquisition date, had not yet reached technological feasibility, had no alternative future use, and had uncertainty in generating future economic benefits. We determine the future economic benefits from the purchased IPR&D to be uncertain until such technology is incorporated into products approved for marketing by the FDA or when other significant risk factors are abated.
Share-based Compensation Expenses. Effective January 1, 2006, we account for share-based compensation awards granted to employees, including non-employee members of our board of directors, in accordance with ASC 718, “Compensation — Stock Compensation.” Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of September 30, 2009, we did not have outstanding any restricted stock units. As share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Although estimates of share-based compensation expenses are significant to our consolidated financial statements, they are not related to the payment of any cash by us.
We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model, or Black-Scholes model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the price of our common stock as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected share price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and expected dividends. We may elect to use different assumptions under the Black-Scholes model in the future, which could materially affect our net income or loss and net income or loss per share.
We account for share-based compensation awards granted to non-employees by determining the fair value of the share-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is a more reliable measure. If the fair value of the equity instruments issued is used, it is measured using the share price and other measurement assumptions as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (2) the date at which the counterparty’s performance is complete.
Income Taxes. We adopted changes to ASC 740, “Income Taxes” on January 1, 2007, which did not have a material impact on our consolidated results of operations or financial position. In June 2006, FASB issued changes to ASC 740, which clarifies the accounting for uncertainty in tax positions. ASC 740 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements only if the position is more likely than not of being sustained upon an examination by tax authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
Costs Associated with Exit or Disposal Activities. As part of a restructuring to reduce operating costs, in January 2009, we completed a workforce reduction of six employees. As a result of that workforce reduction, we recorded severance related charges of $174,000, of which $86,000 was recorded in R&D and the balance of which was recorded in selling, general and administrative, or SG&A. We recorded $144,000 of such severance related charges in the first quarter of 2009 and the balance was recorded in the second quarter of 2009.

As part of another restructuring to reduce operating costs, in April 2009, we completed a workforce reduction of nine employees. As a result of that workforce reduction, we recorded severance related charges of $160,000, of which $101,000 was recorded in R&D and the balance of which was recorded in SG&A. We recorded $114,000 of such severance related charges in the first quarter of 2009 and the balance was recorded in the second quarter of 2009.
Convertible Instruments. At issuance, we value separately embedded beneficial conversion features present in convertible securities. Embedded beneficial conversion features are recognized by allocating to additional paid-in capital and accumulated deficit that portion of the net proceeds from the sale of the convertible security equal to the intrinsic value of the beneficial conversion feature. Intrinsic value is calculated as the difference, as of the commitment date, between the conversion price of the convertible security and the fair value of the common stock underlying the convertible security, which for us is the closing price of a share of our common stock on the NYSE Amex (formerly, the American Stock Exchange), multiplied by the number of shares of our common stock into which the convertible security is convertible. If the intrinsic value of the beneficial conversion feature is greater than the net proceeds allocated to the convertible security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the net proceeds. In our June, July and August 2009 registered direct equity financings, we issued convertible preferred stock securities with non-detachable conversion features that were in-the-money as of the commitment date, which we recognized as beneficial conversion features. The convertible preferred stock we issued in these financings subsequently was converted into common stock at fixed conversion rates. The embedded beneficial conversion features were valued separately and recognized by allocating to additional paid-in capital and accumulated deficit a portion of the net proceeds equal to the intrinsic value of the beneficial conversion features.
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
Generally, with respect to any drug product with active ingredients not previously approved by the FDA, an NDA must be supported by data from at least phase 1, phase 2 and phase 3 clinical trials. Phase 1 clinical trials can be expected to last from 6 to 18 months, phase 2 clinical trials can be expected to last from 12 to 24 months and phase 3 clinical trials can be expected to last from 18 to 36 months. However, clinical development timelines vary widely, as do the total costs of clinical trials and the likelihood of success. We anticipate that we will make determinations as to which of our programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of the underlying product candidate, our ongoing assessment of its market potential and our available resources. In March 2009, due to an immediate need to raise additional capital to continue our business, we suspended substantially all of our development activities and fundamental business operations to conserve cash while we evaluated strategic options, pursued financing alternatives and considered whether to liquidate our assets, wind-up operations and distribute any remaining cash to our stockholders. Following the completion of our June 2009 equity financing, we restarted certain development activities and fundamental business operations relating to two of our product candidates, ANX-530 and ANX-514.
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
We operate and evaluate our business on the basis of a single reportable segment, which is the business of in-licensing, developing and commercializing proprietary product candidates for the treatment of cancer. We recognized revenues of $0.3 million and $0.5 million in 2009 and 2008, respectively, which revenues were derived solely from license fees under a license agreement with Theragenex, LLC, which we terminated in August 2007.
Comparison of Three Months Ended September 30, 2009 and 2008
Revenue. No revenue was recognized for the three months ended September 30, 2009. For the three months ended September 30, 2008, we recognized $0.5 million in licensing revenue related to ANX-211, which represents a portion of a $0.6 million settlement payment to us by Theragenex, LLC. We settled a dispute with Theragenex in May 2008. Consistent with our revenue recognition policy, we recognized the license fee as revenue in the nine-month period ended September 30, 2008 because, in that period, persuasive evidence of an arrangement existed, services had been rendered, the amount of the payment was fixed and determinable and collectability was reasonably assured. The remainder of the $0.6 million settlement payment was recorded as other income.
We have not generated any revenue from product sales to date, and we do not expect to generate revenue from product sales until such time that we have obtained approval from a regulatory agency to sell one of our product candidates, the timing of which, if it occurs at all, we cannot currently predict.
R&D Expenses. We maintain and evaluate our R&D expenses by the type of cost incurred rather than by project. We maintain and evaluate R&D expenses by type primarily because of the uncertainties described above, as well as because we out-source a substantial portion of our work and, historically, our R&D personnel performed services across multiple programs rather than dedicating their time to one particular program. We began maintaining such expenses by type on January 1, 2005.

The following table summarizes our consolidated R&D expenses by type for the three months ended September 30, 2009 compared to the same period in 2008, and for the period from January 1, 2005 through September 30, 2009:

					January 1, 2005
	Three months ended September 30,				through
	2009	2008	$ Variance	% Variance	September 30, 2009
External clinical study fees and expenses	$28,583	$737,644	$(709,061)	(96%)	$23,762,912
External non-clinical study fees and expenses (1)	1,372,543	3,105,617	(1,733,074)	(56%)	22,113,626
Personnel costs	28,607	699,575	(670,968)	(96%)	10,295,106
Share-based compensation expense	14,305	198,282	(183,977)	(93%)	2,914,892

Total	$1,444,038	$4,741,118	$(3,297,080)	(70%)	$59,086,536

(1)	External non-clinical study fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.
R&D expenses decreased by $3.3 million, or 70%, to $1.4 million for the three months ended September 30, 2009, compared to $4.7 million for the comparable period in 2008. The decrease was primarily due to a $0.3 million decrease in external clinical trial expenses related to ANX-510, a $0.4 million decrease in external clinical trial expenses related to ANX-514, a $1.7 million decrease in non-clinical expenses primarily related to ANX-514, a $0.7 million decrease in personnel expenses and a $0.2 million decrease in share-based compensation expense.
Selling, General and Administrative Expenses. SG&A expenses decreased by $1.2 million, or 57%, to $0.9 million for the three months ended September 30, 2009, compared to $2.1 million for the comparable period in 2008. The decrease was due to a $0.6 million decrease in personnel expenses, a $0.2 million decrease in outside services, a $0.1 million decrease in legal and professional services, a $0.1 million decrease in travel expenses and a $0.1 million decrease in recruiting costs as compared to 2008.
Interest and Other Income/Expense. We recognized an insignificant amount of interest expense for the three months ended September 30, 2009, compared to interest income of $0.1 million for the comparable period in 2008. The interest income in 2008 related to our settlement with Theragenex in May 2008. Even following our recent financings, we expect that interest income will continue to be negligible.
Net Loss. Net loss applicable to common stock was $2.7 million, or $0.02 per share, for the three months ended September 30, 2009, compared to a net loss applicable to common stock of $6.8 million, or $0.08 per share, for the comparable period in 2008. Included in the net loss applicable to common stock for the three months ended September 30, 2009 was a non-cash deemed dividend expense of approximately $0.4 million related to our July and August 2009 equity financings.
Comparison of Nine Months Ended September 30, 2009 and 2008
Revenue. Revenue recognized for the nine months ended September 30, 2009 represents a $0.3 million nonrefundable license fee under our March 2009 license agreement with respect to ANX-514 with Shin Poong Pharmaceutical Co., Ltd. Consistent with our revenue recognition policy, we recognized the license fee as revenue in the nine-month period ended September 30, 2009 because, in that period, persuasive evidence of an arrangement existed, services had been rendered, the amount of the payment was fixed and determinable and collectability was reasonably assured. Licensing revenue related to our settlement with Theragenex in May 2008 of $0.5 million was recognized for the nine months ended September 30, 2008.

R&D Expenses. The following table summarizes our consolidated R&D expenses by type for the nine months ended September 30, 2009 compared to the same period in 2008, and for the period from January 1, 2005 through September 30, 2009:

					January 1, 2005
	Nine months ended September 30,				through
	2009	2008	$ Variance	% Variance	September 30, 2009
External clinical study fees and expenses	$563,433	$2,711,909	$(2,148,476)	(79%)	$24,297,762
External non-clinical study fees and expenses (1)	3,168,153	7,176,135	(4,007,982)	(56%)	23,909,236
Personnel costs	783,918	2,541,010	(1,757,092)	(69%)	11,050,417
Share-based compensation expense	30,731	643,766	(613,035)	(95%)	2,931,318

Total	$4,546,235	$13,072,820	$(8,526,585)	(65%)	$62,188,733

(1)	External non-clinical study fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.
R&D expenses decreased by $8.5 million, or 65%, to $4.5 million for the nine months ended September 30, 2009, compared to $13.1 million for the comparable period in 2008. The decrease was due primarily to a $2.1 million decrease in external clinical trial expenses primarily related to ANX-510 of $1.7 million and ANX-514 of $0.3 million, a $3.3 million decrease in non-clinical expenses related to ANX-514, a $0.2 million decrease in non-clinical expenses related to ANX-201 and ANX-211, a $0.3 million decrease in non-clinical expenses related to ANX-530, a $1.8 million decrease in personnel costs and a $0.6 million decrease in share-based compensation expense.
Selling, General and Administrative Expenses. SG&A expenses decreased by $3.3 million, or 47%, to $3.7 million for the nine months ended September 30, 2009, compared to $7.1 million for the comparable period in 2008. The decrease was primarily due to a $1.6 million decrease in personnel costs, a $0.3 million decrease related to share-based compensation expense, a $0.6 million decrease in legal and professional services, a $0.1 million decrease in market research expenses, a $0.3 million decrease in travel expenses, a $0.2 million decrease in consulting, Sarbanes-Oxley compliance and recruiting services, and a $0.1 million decrease in insurance related expenses.
Interest and Other Income/Expense. We recognized an insignificant amount of interest expense for the nine months ended September 30, 2009, compared to interest income of $0.6 million for the comparable period in 2008, which 2008 period included $0.1 of other income related to our settlement with Theragenex in May 2008. The decrease was primarily attributable to a $0.6 million decrease in interest income based on lower cash balances and a $0.1 million decrease in other income.
Net Loss. Net loss applicable to common stock was $9.7 million, or $0.10 per share, for the nine months ended September 30, 2009, compared to a net loss applicable to common stock of $19.1 million, or $0.21 per share, for the comparable period in 2008. Included in the net loss applicable to common stock for the nine months ended September 30, 2009 was a non-cash deemed dividend expense of approximately $1.6 million related to our June, July and August 2009 equity financings. Included in both net loss and net loss applicable to common stock for the nine months ended September 30, 2009 were charges associated with our workforce reductions in October 2008 and in January and March 2009.
Liquidity and Capital Resources
We have a history of recurring losses from operations and we have funded our operations primarily through sales of our equity securities. We had a net loss of $2.4 million in the third quarter of 2009 and cash and cash equivalents of approximately $3.2 million and working capital of $1.6 million at September 30, 2009.
On June 12, 2009, July 6, 2009, August 10, 2009, and October 9, 2009, we completed registered direct equity financings involving the issuance, respectively, of shares of our 0% Series A Convertible Preferred Stock, 5% Series B Convertible Preferred Stock, 5% Series C Convertible Preferred Stock and 4.25660% Series D Convertible Preferred Stock. These financings resulted in an aggregate of $15.6 million in gross proceeds and an aggregate of $8.4 million in adjusted net proceeds after deducting the fees of our placement agent in those financings, our offering expenses (which are estimated for the October 2009 financing) and our dividend and related payment obligations. We may receive up to $1.2 million of additional proceeds from the exercise of warrants issued in our June 2009 financing, which have an exercise price of $0.15 per share; however, those warrants are not exercisable until December 13, 2009 and their exercise is subject to certain beneficial ownership limitations. We may receive up to $2.9 million of additional proceeds from the exercise of warrants issued in our October 2009 financing, which have an exercise price of $0.1468 per share; however the exercise of those warrants is subject to certain beneficial ownership limitations.
Following these financings, we estimate that we will have funds to support our operations through 2010. However, we may pursue development activities at levels or on timelines, or we may incur unexpected expenses, that shorten the period through which our operating funds will sustain us. In addition, we will need substantial additional funds to commercialize ANX-530 in the U.S., if an ANX-530 NDA is submitted and approved by the FDA, including acquiring or developing sales, marketing and distribution capabilities and the associated regulatory compliance infrastructure, and to continue the development of ANX-514. Further, we may incur substantial costs in connection with evaluating and negotiating future capital-raising and/or strategic or partnering transactions, the effect of which may be to shorten the period through which our operating funds will sustain us. We cannot currently predict the extent of these costs. Even if we incur costs in pursuing, evaluating and negotiating particular capital-raising and/or strategic or partnering transactions, our efforts may not ultimately prove successful. In the current financial and economic environment, we may be unable to obtain funding through our traditional sources of capital. In addition, our ability to timely raise capital on commercially reasonable terms may be limited by requirements, rules and regulations of the Securities and Exchange Commission and the NYSE Amex. Even following the financing we completed on October 9, these factors raise substantial doubt about our ability to continue as a going concern beyond 2010.
Operating Activities. Net cash used in operating activities was $10.0 million for the nine months ended September 30, 2009, compared to $18.3 million for the comparable period in 2008. The decrease in cash used in operating activities was primarily due to reductions in development activities and fundamental business operations.
Investing Activities. There was $16,000 net cash provided by investing activities for the nine months ended September 30, 2009 attributable to a small amount of proceeds from sale of property and equipment, compared to net cash provided by investing activities of $18.8 million for the comparable period in 2008.
Financing Activities. Net cash provided by financing activities was $3.3 million for the nine months ended September 30, 2009. There was no cash provided by financing activities for the comparable period in 2008.
Management Outlook
We anticipate that our cash and cash equivalents as of September 30, 2009, together with the net proceeds from the equity financing we completed on October 9, 2009, will be sufficient to permit us to continue operations through 2010. However, we may pursue development activities at levels or on timelines, or we may incur unexpected expenses, that shorten the period through which our operating funds will sustain us. In addition, we will need substantial additional funds to commercialize ANX-530 in the U.S., if an ANX-530 NDA is submitted and approved by the FDA, including acquiring or developing sales, marketing and distribution capabilities and the associated regulatory compliance infrastructure, and to continue the development of ANX-514.
Currently, in addition to conducting activities necessary to submit an ANX-530 NDA and continuing to evaluate the data from our ANX-514 clinical bioequivalence study, we are focused primarily on raising additional capital to continue to advance ANX-530 toward commercialization in the U.S. and to continue the development of ANX-514. We also intend to continue to evaluate any strategic or partnering options, including the sale or exclusive license of one or more of our product candidate programs, a strategic business merger, co-marketing partnerships and other similar transactions. However, there can be no assurances that we will continue to pursue capital-raising transactions or strategic or partnering alternatives; or, if we do, that we will be successful in consummating a transaction on a timely basis, or at all. We likely will not be able to continue as a going concern beyond 2010 unless we raise adequate additional capital. Given our recent restructuring and cost-cutting measures, our ability to further curtail expenses to provide additional time to obtain financing or to consummate a strategic or partnering transaction is limited.
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
We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs, including our ability to consummate a strategic or partnering transaction or otherwise satisfy our immediate need for additional capital. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the risk that we will have insufficient capital to support our operations during the FDA review of an ANX-530 NDA, including as a result of our not submitting an ANX-530 NDA by December 31, 2009, or at all, the FDA requesting or our providing additional information or clarification with respect to such submission or the FDA not completing its review by the ANX-530 “PDUFA date;”the risk that we will pursue development activities at levels or on timelines, or will incur unexpected expenses, that shortens the period through which our operating funds will sustain us; the risk that ADVENTRX will be unable to raise sufficient additional capital to commercialize ANX-530, if an ANX-530 NDA is submitted and approved, or to continue the development of ANX-514; the risk that ADVENTRX will be unable to raise sufficient additional capital on a timely basis to continue as a going concern; the risk that ADVENTRX will seek protection under the provisions of the U.S. Bankruptcy Code; the risk that ADVENTRX will reassess the results of the ANX-530 bioequivalence study and determine to conduct additional bioequivalence studies of ANX-530, including in humans; the potential for regulatory authorities to require additional preclinical work and/or clinical activities to support regulatory filings, including prior to the submission or the approval of an NDA for ANX-530 and/or ANX-514, which activities may increase the cost and timeline to NDA submission or approval and negatively impact our ability to raise additional capital and/or complete a strategic or partnering transaction; the risk the FDA will determine that ANX-530 and Navelbine and/or ANX-514 and Taxotere are not bioequivalent, including as a result of performing pharmacokinetic equivalence analysis based on a patient population other than the population on which we based our analysis or determining that increased docetaxel blood-levels during and immediately following infusion are clinically relevant; the risk of investigator bias in reporting adverse events as a result of the open-label nature of the ANX-530 bioequivalence study, including bias that increased the reporting of adverse events associated with Navelbine and/or that decreased the reporting of adverse events associated with ANX-530; difficulties or delays in manufacturing, obtaining regulatory approval for and marketing ANX-530 and ANX-514, including validating commercial manufacturing processes and manufacturers, as well as suppliers, and the potential for automatic injunctions regarding FDA approval of ANX-514; the risk that the performance of third parties on whom we rely to conduct our studies or evaluate the data, including clinical investigators, expert data monitoring committees, contract laboratories and contract research organizations, may be substandard, or they may fail to perform as expected; the risk that our significantly reduced workforce and leadership by officers who do not have substantial previous experience in executive leadership roles will negatively impact our ability to raise capital or maintain effective disclosure controls and procedures or internal control over financial reporting; the risk that our common stock will be delisted by the NYSE Amex, including as a result of failing to maintain sufficient stockholders’ equity or a sufficient stock price; the risk that we will trigger a “maintenance failure” under that certain Rights Agreement, dated July 27, 2005, as amended, and be required to pay liquidated damages, including as a result of losing our eligibility to use Form S-3 if our common stock is delisted from the NYSE Amex; and other risks and uncertainties discussed in other reports and documents we file with the Securities and Exchange Commission. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting
As a result of reductions in our workforce in October 2008 and in January and March 2009 and other departures, we have experienced substantial turn-over in our personnel responsible for performing activities related to our internal control over financing reporting, and currently we have only two employees, both of whom are full-time. In particular, in July 2009, we appointed our general counsel, secretary and vice president, legal, who has no formal education in finance or accounting, to additionally serve as our principal financial and principal accounting officer. We have used third-party contractors to ensure our internal control over financial reporting remains effective during this turn-over. We intend to continue to use these contractors as long as our working capital permits.
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
On October 9, 2009, in connection with the closing of our registered direct offering of convertible preferred stock and warrants to purchase common stock, we issued to Rodman & Renshaw, LLC, as partial consideration for its services as placement agent, warrants to purchase up to 3,600,000 shares of our common stock at an exercise price of $0.235 per share. The warrants are exercisable at the option of the holder at any time beginning on April 7, 2010 through and including October 9, 2014.
These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
A Special Meeting of Stockholders was held on August 25, 2009. At this meeting, our stockholders voted on the following two proposals: (1) to amend the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200 million shares to 500 million shares, with a corresponding increase in the total number of shares that the Company is authorized to issue from 201 million shares to 501 million shares, and (2) to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio that is not less than 2-to-1 nor greater than 50-to-1, with the final ratio to be selected by the Company’s Board of Directors following stockholder approval. On the record date, 113,044,357 shares of our common stock were entitled to vote. At the meeting, 79,429,119 shares of our common stock were represented in person or by proxy.
Proposal No. 1: Amendment to the Company’s Amended and Restated Certificate of Incorporation to Increase the Number of Authorized Shares
Our stockholders voted to amend our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200 million shares to 500 million shares, with a corresponding increase in the total number of shares that we are authorized to issue from 201 million shares to 501 million shares. The votes regarding Proposal No. 1 were as follows:

Votes For	Votes Against	Votes Abstained
58,564,236	20,208,994	655,889
Proposal No. 2: Amendment to the Company’s Amended and Restated Certificate of Incorporation to Effect a Reverse Stock Split
Our stockholders voted to amend our Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio that is not less than 2-to-1 nor greater than 50-to-1, with the final ratio to be selected by our Board of Directors following stockholder approval. The votes regarding Proposal No. 2 were as follows:

Votes For	Votes Against	Votes Abstained
60,810,956	17,914,315	703,846

Item 5.	Other Information
None.

Item 6.	Exhibits
An Exhibit Index has been attached as part of this report and is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.
Date: November 10, 2009	By:	/s/ Brian M. Culley
Brian M. Culley
Chief Business Officer and Senior Vice President (Duly Authorized Officer)

	By:	/s/ Patrick L. Keran
Patrick L. Keran
General Counsel, Secretary and Vice President, Legal (Principal Financial and Principal Accounting Officer)

Exhibit	Description

3.1(1)	Certificate of Designation of Preferences, Rights and Limitation of 5% Series C Convertible Preferred Stock dated August 5, 2009

3.2(2)	Certificate of Designation of Preferences, Rights and Limitation of 4.25660% Series D Convertible Preferred Stock dated October 5, 2009

3.3(3)	Amended and Restated Certificate of Incorporation dated October 5, 2009

10.1#(4)	Form of Incentive Stock Option Grant Agreement for use in connection with the July 2009 option grant to Brian M. Culley

10.2#(4)	Form of Incentive Stock Option Grant Agreement for use in connection with the July 2009 option grant to Patrick L. Keran

10.3#(4)	2009 Mid-Year Incentive Plan

10.4#(4)	Retention and Severance Plan (as of July 21, 2009)

10.5(5)	Second Amendment to Standard Multi-Tenant Office Lease — Gross, dated July 22, 2009, by and among Westcore Mesa View, LLC, DD Mesa View LLC and ADVENTRX Pharmaceuticals, Inc.

10.6(6)	Consulting Agreement with Mark N.K. Bagnall dated August 24, 2009

10.7(7)	Third Amendment to Rights Agreement, dated August 26, 2009, among the registrant and the Icahn Purchasers (as defined therein)

10.8(8)	Form of Common Stock Purchase Warrant issued on July 6, 2009 to Rodman & Renshaw, LLC

10.9(1)	Engagement Letter Agreement, dated August 4, 2009, by and between ADVENTRX Pharmaceuticals, Inc. and Rodman & Renshaw, LLC

10.10(1)	Securities Purchase Agreement, dated August 5, 2009, by and between ADVENTRX Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto

10.11(1)	Form of Common Stock Purchase Warrant issued on August 10, 2009 to Rodman & Renshaw, LLC

10.12(2)	Engagement Letter Agreement, dated September 24, 2009, by and between ADVENTRX Pharmaceuticals, Inc. and Rodman & Renshaw, LLC

10.13(2)	Form of Securities Purchase Agreement dated October 6, 2009

10.14(2)	Form of Common Stock Purchase Warrant issued October 6, 2009 (2)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

#	Management contract or compensation plan or arrangement

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed August 5, 2009

(2)	Incorporated by reference to the registrant’s Amendment No. 3 to Form S-1 filed October 5, 2009

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed October 13, 2009

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed July 21, 2009

(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed August 19, 2009

(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed August 24, 2009

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed September 1, 2009

(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 30, 2009