Form 10-Q
period 2010-09-30
ADVENTRX PHARMACEUTICALS INC
filed 2010-11-08
CIK 1160308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of November 1, 2010 was 14,701,216.

Page

PART I FINANCIAL INFORMATION	1

Item 1. Financial Statements (Unaudited)	1

a. Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1

b. Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and for the period from inception (June 12, 1996) through September 30, 2010	2

c. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the period from inception (June 12, 1996) through September 30, 2010	3

d. Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II OTHER INFORMATION	21

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	22

Item 4. (Removed and Reserved)	22

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURES	23

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

(i)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash	$29,331,773	$8,667,404
Restricted cash	623,513	—
Interest and other receivables	12,634	14,841
Prepaid expenses	487,677	290,249

Total current assets	30,455,597	8,972,494

Property and equipment, net	30,744	44,210
Other assets	2,221	10,513

Total assets	$30,488,562	$9,027,217

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$260,067	$385,358
Accrued liabilities	685,620	1,379,010
Preferred stock dividends obligation	623,513	—
Accrued compensation and payroll taxes	130,685	589,319

Total current liabilities	1,699,885	2,353,687

Stockholders’ equity:
Convertible Preferred Stock, Series A through F, $0.001 par value, 53,776.13 shares authorized; 2,884.57 (all Series F) and 0 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively (liquidation preference of $3,508,083)	2,472,161	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 14,701,216 and 8,211,410 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	14,701	8,211
Additional paid-in capital	180,146,429	148,703,722
Deficit accumulated during the development stage	(153,844,614)	(142,038,403)

Total stockholders’ equity	28,788,677	6,673,530

Total liabilities and stockholders’ equity	$30,488,562	$9,027,217

Note:
The balance sheet at December 31, 2009 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

(1)

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					Inception
					(June 12, 1996)
	Three months ended September 30,		Nine months ended September 30,		through
	2010	2009	2010	2009	September 30, 2010

Licensing revenue	$—	$—	$—	$300,000	$1,300,000
Net sales	—	—	—	—	174,830
Grant revenue	—	—	—	—	129,733

Total net revenue	—	—	—	300,000	1,604,563

Cost of sales	—	—	—	—	51,094

Gross margin	—	—	—	300,000	1,553,469

Operating expenses:
Research and development	918,309	1,444,038	2,791,404	4,546,235	71,313,609
Selling, general and administrative	944,950	893,477	3,422,843	3,744,470	51,390,353
Depreciation and amortization	4,879	12,350	16,526	70,431	10,894,324
In-process research and development	—	—	—	—	10,422,130
Impairment loss — write off of goodwill	—	—	—	—	5,702,130
Equity in loss of investee	—	—	—	—	178,936

Total operating expenses	1,868,138	2,349,865	6,230,773	8,361,136	149,901,482

Loss from operations	(1,868,138)	(2,349,865)	(6,230,773)	(8,061,136)	(148,348,013)
Loss on fair value of warrants	—	—	—	—	(12,239,688)
Interest income	26,258	40	68,006	2,432	4,657,194
Interest expense	—	—	(1,629)	—	(180,719)
Other income (expense)	(2,019)	(2,761)	(2,019)	(46,434)	63,826

Loss before cumulative effect of change in accounting principle	(1,843,899)	(2,352,586)	(6,166,415)	(8,105,138)	(156,047,400)

Cumulative effect of change in accounting principle	—	—	—	—	(25,821)

Net loss	(1,843,899)	(2,352,586)	(6,166,415)	(8,105,138)	(156,073,221)

Preferred stock dividends	—	—	—	—	(621,240)
Deemed dividends on preferred stock	—	(376,089)	(5,639,796)	(1,608,504)	(10,506,683)

Net loss applicable to common stock	$(1,843,899)	$(2,728,675)	$(11,806,211)	$(9,713,642)	$(167,201,144)

Net loss per common share — basic and diluted	$(0.13)	$(0.57)	$(0.94)	$(2.40)

Weighted average shares — basic and diluted	14,701,216	4,779,228	12,593,971	4,046,376

See accompanying notes to unaudited condensed consolidated financial statements.

(2)

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Inception
			(June 12, 1996)
	Nine months ended September 30,		through
	2010	2009	September 30, 2010

Cash flows from operating activities:

Net loss	$(6,166,415)	$(8,105,138)	$(156,073,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,526	70,431	10,444,325
Loss on disposals of fixed assets	2,019	59,012	57,535
Loss on fair value of warrants	—	—	12,239,688
Expenses related to employee stock options and restricted stock issued	604,772	454,827	9,042,771
Expense related to stock options issued to non-employees	—	—	204,664
Expenses paid by issuance of common stock	—	—	1,341,372
Expenses paid by issuance of warrants	—	—	573,357
Expenses paid by issuance of preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Accretion of discount on investments in securities	—	—	(1,604,494)
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write-off of goodwill	—	—	5,702,130
Equity in loss of investee	—	—	178,936
In-process research and development	—	—	10,422,130
Write-off of license agreement	—	—	152,866
Write-off of assets available-for-sale	—	—	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in prepaid expenses and other assets	(186,929)	43,215	(749,901)
Increase (decrease) in accounts payable and accrued liabilities	(1,277,316)	(2,508,501)	1,253,078

Net cash used in operating activities	(7,007,343)	(9,986,154)	(105,446,406)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(111,183,884)
Proceeds from sales and maturities of short-term investments	—	—	112,788,378
Purchases of property and equipment	(6,780)	—	(1,037,134)
Proceeds from sale of property and equipment	1,700	16,000	51,606
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired from acquisitions, net of cash paid	—	—	32,395
Issuance of note receivable — related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by (used in) investing activities	(5,080)	16,000	1,036,154

Cash flows from financing activities:
Proceeds from sale of preferred stock	30,453,227	4,276,000	44,474,720
Proceeds of restricted cash for preferred stock dividends	633,008	—	633,008
Proceeds from sale of common stock	—	—	84,151,342
Proceeds from exercise of stock options	—	—	712,367
Proceeds from sale or exercise of warrants	317,444	—	14,714,258
Payment to escrow for preferred stock dividends obligation	(633,008)	—	(633,008)
Repurchase of warrants	—	—	(55,279)
Payments for financing and offering costs	(3,093,733)	(996,140)	(10,994,046)
Payments on notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718
Cash paid in lieu of fractional shares for reverse stock split	(146)	—	(146)

Net cash provided by financing activities	27,676,792	3,279,860	133,742,025

Net increase (decrease) in cash	20,664,369	(6,690,294)	29,331,773
Cash at beginning of period	8,667,404	9,849,904	—

Cash at end of period	$29,331,773	$3,159,610	$29,331,773

See accompanying notes to unaudited condensed consolidated financial statements.

(3)

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
3.	Share-Based Compensation Expense
Estimated share-based compensation expense related to equity awards granted to our employees and non-employee directors for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Selling, general and administrative expense	$154,041	$135,343	$610,329	$424,095
Research and development expense	(1,243)	14,305	(5,557)	30,731

Share-based compensation expense before taxes	152,798	149,648	604,772	454,826
Related income tax benefits	—	—	—	—

Share-based compensation expense	$152,798	$149,648	$604,772	$454,826

Net share-based compensation expense per common share — basic and diluted	$0.01	$0.03	$0.05	$0.11

In January 2009, we granted restricted stock units under our 2008 Omnibus Incentive Plan to seven employees that represented the right to receive in the aggregate 148,000 shares of our common stock. These units were to vest immediately prior to a strategic transaction (as defined in the documentation evidencing the grant of the units). We would record share-based compensation expense in connection with these restricted stock units, if at all, only if a strategic transaction was consummated. All of the restricted stock units granted in January 2009 were subsequently canceled in the first, second and third quarters of 2009 as a result of employee terminations and resignations and in connection with certain compensation arrangements with our remaining employees. As of September 30, 2010 and 2009, no restricted stock units were outstanding.

(4)

There were no employee or non-employee director stock options exercised during the three and nine months ended September 30, 2010 and 2009. During the three and nine months ended September 30, 2010, we granted stock options to acquire an aggregate of 0 and 203,381 shares, respectively, of our common stock to our employees and non-employee directors with an estimated weighted-average grant date fair value of $0 and $6.91 per share, respectively. At September 30, 2010, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $1.0 million, which is expected to be recognized over a weighted-average period of 2.7 years. During the three months ended September 30, 2009, we granted stock options to acquire an aggregate of 135,998 shares of our common stock to our employees with an estimated weighted-average grant date fair value of $3.18 per share. No stock options were granted to our employees during the first six months of 2009. No stock options, or any other equity-based awards, were granted to our non-employee directors during the nine months ended September 30, 2009.
4.	Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Our components of comprehensive loss consist only of net loss. For the nine months ended September 30, 2010 and 2009, comprehensive loss was $6.2 million and $8.1 million, respectively.
5.	Net Loss Per Common Share
Basic and diluted net loss per common share was calculated by dividing the net loss applicable to common stock for the period by the weighted-average number of common shares outstanding during the period, without consideration for our outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. As of September 30, 2010 and 2009, our outstanding common stock equivalents consisted of options, warrants and convertible preferred stock as follows:

	September 30,
	2010	2009
Options	421,737	234,356
Warrants	4,055,030	826,344
Convertible preferred stock	779,092	—

	5,255,859	1,060,700

6.	Recent Accounting Pronouncements
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
In June 2010, we announced that we had entered into a license agreement with respect to our know-how to develop, make, use and sell ANX-510, or CoFactor® (5,10-methylenetetrahydrofolate), with Theragence, Inc., a California corporation (“Theragence”). Pursuant to the agreement, we granted to Theragence an exclusive worldwide license, including the right to grant sublicenses under certain circumstances, to conduct research on and to develop, make, have made, use, offer for sale, sell, have sold and import licensed products in any field or use. We are entitled to receive royalties on net sales of licensed products and commercial milestone payments of up to approximately $30 million based on aggregate gross sales of licensed products in the United States, European Union and Japan. Theragence agreed to use commercially reasonable efforts to research, develop and commercialize at least one licensed product. We discontinued active work on our CoFactor program in October 2008.

(5)

In March 2009, we announced that we and our wholly-owned subsidiary, SD Pharmaceuticals, Inc., had entered into a license agreement with respect to our product candidate ANX-514 (docetaxel lyophilized emulsion for injection) with Shin Poong Pharmaceutical Co., Ltd., a company organized under the laws of the Republic of Korea (“Shin Poong”), pursuant to which we granted to Shin Poong an exclusive license, including the right to sublicense, to research, develop, make, have made, use, offer for sale, sell and import licensed products, in each case solely for the treatment of cancer by intravenous administration of formulations of docetaxel as emulsified products and solely in South Korea. Under the terms of the agreement, we received an upfront licensing fee of $0.3 million, and are entitled to receive a regulatory milestone payment of either $0.2 million or $0.4 million upon receipt of regulatory approval for marketing a licensed product in South Korea (the amount depends on whether the Korea Food and Drug Administration requires Shin Poong to conduct a bioequivalence or clinical study in human subjects prior to receipt of regulatory approval), one-time commercial milestone payments tied to annual net sales of licensed products in an aggregate amount of up to $1.5 million and royalty payments on net sales of licensed products. Shin Poong is responsible for all development and commercial activities related to ANX-514 in South Korea. We agreed to pay Shin Poong $0.1 million if the Korea Food and Drug Administration required Shin Poong to conduct a bioequivalence or clinical trial in human subjects prior to receipt of regulatory approval and we elect not to supply product to conduct such trial, which supply obligation is subject to limitations.
We received the $0.3 million upfront licensing fee in April 2009. We recognized $0.3 million in licensing revenue in the three-month period ended March 31, 2009 because the criteria under our revenue recognition policy were met in that period.
In September 2010, pursuant to the terms of the license agreement, we elected to make the $0.1 million cash payment to Shin Poong in lieu of supplying product for the ANX-514 trial in human subjects required by the Korea Food and Drug Administration.
8.	Supplementary Cash Flow Information
Noncash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 and for the period from inception (June 12, 1996) through September 30, 2010 are as follows:

			Inception
			(June 12, 1996)
	Nine months ended September 30,		through
	2010	2009	September 30, 2010
Supplemental disclosures of cash flow information
Interest paid	$1,629	$—	$180,719
Income taxes paid	—	—	—
Supplemental disclosures of non-cash investing and financing activities:
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	—	—	1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	54,260	34,632	151,597
Acquisitions	—	—	24,781,555
Payment of dividends	—	—	213,000
Financial advisor services in connection with private placements	724,286	240,012	2,553,554
Acquisition of treasury stock in settlement of a claim	—	—	34,747
Cancellation of treasury stock	—	—	(34,747)
Assumptions of liabilities in acquisitions	—	—	1,235,907
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	—	—	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available-for-sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Cumulative preferred stock dividends	7,140,389	455,500	12,878,889

(6)

9.	Severance Related Expenses
As part of restructuring to reduce operating costs, we completed workforce reductions of nine employees in the three months ended December 31, 2008 and fifteen employees in the six months ended June 30, 2009. As a result, we recorded severance-related charges of $350,000 in the first quarter of 2009, of which $237,000 was recorded in research and development and the balance was recorded in selling, general and administrative, and $163,000 in the second quarter of 2009, of which $121,000 was recorded in research and development and the balance was recorded in selling, general and administrative. As of June 30, 2009, all severance-related costs associated with these workforce reductions had been paid. No severance-related costs were recorded or paid during the three months ended September 30, 2009.
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

(7)

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

(8)

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

(9)

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
2.19446320054018% Series F Convertible Preferred Stock
In May 2010, we completed a registered direct equity financing raising gross proceeds of $19.2 million involving the issuance of 19,217.13 shares of our 2.19446320054018% Series F Convertible Preferred Stock with a stated value of $1,000 per share (“Series F Stock”), and 5-year and 1-year warrants to purchase up to an aggregate of 2,595,156 shares of our common stock. In the aggregate, the shares of Series F Stock we issued are convertible into 5,190,312 shares of our common stock. As of September 30, 2010, 2,884.57 shares of our Series F Stock were outstanding. All other shares of Series F Stock have been converted into an aggregate of 4,411,220 shares of our common stock. We received approximately $13.3 million in net proceeds from the financing after deducting the approximately $4.2 million we placed into an escrow account to pay the aggregate dividend payment in respect of our Series F Stock, placement agent and financial advisor fees and other offering expenses. We may receive up to approximately $9.5 million of additional proceeds from the exercise of the warrants issued in the May 2010 financing. The exercise price of the warrants is $3.65 per share. Subject to certain beneficial ownership limitations, the 5-year warrants are exercisable any time on or before May 6, 2015 and the 1-year warrants are exercisable any time on or before May 20, 2011.
Our Series F Stock accrues a cumulative annual dividend of 2.19446320054018% per share until May 6, 2020, and no dividend thereafter. To the extent shares of our Series F Stock are converted at any time prior to May 6, 2020, we are obligated to pay the holder an amount equal to the total dividend that would have accrued in respect of the shares converted, or $219.45 per $1,000 of stated value of the shares converted, less the amount of any dividend paid on such shares before their conversion. The dividend on our Series F Stock is payable quarterly on January 1, April 1, July 1 and October 1. As of September 30, 2010, we have paid an aggregate of $3.6 million out of the escrow account in connection with payments due upon conversion of shares of our Series F Stock and our quarterly dividend payments, and there was approximately $0.6 million, which we classified as restricted cash, remaining in the escrow account for the benefit of the holders of outstanding shares of our Series F Stock. On October 1, 2010, we paid aggregate dividends of approximately $15,800 out of the escrow account to the holders of outstanding shares of our Series F Stock in connection with our quarterly dividend payment obligations. Upon any liquidation, dissolution or winding-up of our company, whether voluntary or involuntary, the holders of our outstanding Series F Stock are entitled to receive a liquidation preference in an amount equal to the stated value per share, which, as of September 30, 2010, was $1,000 per share, plus any amount remaining in the escrow account for the benefit of such holders, plus any fees or liquidated damages then due and owing thereon. A merger, consolidation, disposition of all or substantially all of our assets or other change of control transaction will not be deemed a liquidation. As of September 30, 2010, the liquidation preference on the Series F Stock was $1,216.15 per share, or $3,508,083 in the aggregate.
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

(10)

Common Stock Issued for Warrants Exercised
As described above, in January 2010, we issued 84,651 shares of our common stock and received net proceeds of $0.3 million in connection with the exercise of the remaining warrants issued in the June 2009 financing at an exercise price of $3.75 per share.
11.	Subsequent Events
In November 2010, the Internal Revenue Service notified us that an aggregate amount of $488,958 in grants has been awarded to us under the qualifying therapeutic discovery project (“QTDP”) program established under Section 48D of the Internal Revenue Code as part of the Patient Protection and Affordable Care Act of 2010. We submitted applications in July 2010 for qualified investments we made, or expected to make, in 2009 and 2010 in our ANX-530, or Exelbine™, and ANX-514 programs, and a grant in the amount of $244,479 was approved for each of those programs. These grants are not taxable for federal income tax purposes. We expect full payment of the grants to be made before the end of 2010.

(11)

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
We have incurred annual net losses since inception, and, as of September 30, 2010, our accumulated net losses amounted to $156.1 million. We had cash of approximately $29.3 million at September 30, 2010.
Our lead product candidates, ANX-530 (vinorelbine injectable emulsion), or Exelbine™, and ANX-514 (docetaxel lyophilized emulsion for injection), are novel emulsion formulations of currently marketed chemotherapy drugs. In November 2010, we submitted a new drug application, or NDA, for Exelbine to the U.S. Food and Drug Administration, or FDA. In October 2010, we announced that we had received a Notice of Allowance from the U.S. Patent and Trademark Office for our patent application entitled “Compositions for Delivering Highly Water Soluble Drugs” (U.S. Patent Application No. 10/889,226). The patent claims are directed to formulations of vinorelbine bitartrate and, upon issuance, the patent (before taking into account patent term extension) will provide coverage for Exelbine until July 2024.
In addition to developing and seeking regulatory approval for Exelbine and ANX-514, we continue to pursue partnering and other strategic opportunities for these product candidates. We also remain focused on expanding our product pipeline and may do so through one or more in-license, asset acquisition or merger transactions. In August 2010, we announced that we have engaged the investment banking firm Canaccord Genuity Inc. to advise us in connection with expanding our product pipeline and that our board of directors has formed a special committee to assist it in evaluating potential opportunities. The special committee, which includes Drs. Michael Goldberg and Eric Rowinsky and is chaired by Dr. Odysseas Kostas, meets regularly with management and Canaccord Genuity to identify and evaluate opportunities and determine whether to recommend them to the full board of directors.
We continue to evaluate the data from our bioequivalence study of ANX-514 and expect to meet with the FDA to discuss the results. Based on discussions with clinicians and experts in taxane pharmacokinetics, we continue to believe that the differences between study drugs observed in the bioequivalence study are not clinically relevant and do not affect adversely the safety or efficacy of ANX-514 relative to Taxotere. However, given our limited resources and our management’s recent focus on submitting the Exelbine NDA, pursuing partnering and other strategic opportunities for Exelbine and ANX-514 and expanding our product pipeline, we have not yet requested a meeting with the FDA to discuss the results of our bioequivalence study of ANX-514, though we expect to do so later this year.
In November 2010, the Internal Revenue Service notified us that an aggregate amount of $488,958 in grants has been awarded to us under the qualifying therapeutic discovery project (“QTDP”) program established under Section 48D of the Internal Revenue Code as part of the Patient Protection and Affordable Care Act of 2010. We submitted applications in July 2010 for qualified investments we made, or expected to make, in 2009 and 2010 in our Exelbine and ANX-514 programs, and a grant in the amount of $244,479 was approved for each of those programs. These grants are not taxable for federal income tax purposes. We expect full payment of the grants to be made before the end of 2010.
We anticipate that our cash as of September 30, 2010 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, we may seek to raise additional capital to acquire new technologies and/or product candidates and support their development. In addition, we may pursue development activities for our current product development programs at levels or on timelines, or we may incur unexpected expenses, that shorten the period through which our operating funds will sustain us. We may also need to raise substantial additional capital to support activities that we believe will enhance the value of our current product development programs and increase stockholder value. We may not be able to obtain additional financing on a timely basis or on acceptable terms, if at all.

(12)

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

(13)

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
Costs Associated with Exit or Disposal Activities. As part of our efforts to reduce operating costs, we completed one workforce reduction in the fourth quarter of 2008 and two workforce reductions in the first six months of 2009, each of which was accounted for in accordance with ASC 420, “Exit or Disposal Cost Obligations.” We recorded severance-related charges, including salary, payroll taxes and healthcare benefits, of $757,000 in the aggregate over three consecutive quarters beginning in the fourth quarter of 2008. We recorded severance-related charges of $350,000 in the first quarter of 2009, of which $237,000 was recorded in research and development and the balance was recorded in selling, general and administrative, and $163,000 in the second quarter of 2009, of which $121,000 was recorded in research and development and the balance was recorded in selling, general and administrative. As of June 30, 2009, all severance-related costs associated with these workforce reductions had been paid. No severance-related costs were recorded or paid during the three months ended September 30, 2009.

(14)

Convertible Instruments. At issuance, we value separately embedded beneficial conversion features present in convertible securities. Embedded beneficial conversion features are recognized by allocating to additional paid-in capital and accumulated deficit that portion of the net proceeds from the sale of the convertible security equal to the intrinsic value of the beneficial conversion feature. Intrinsic value is calculated as the difference, as of the commitment date, between the conversion price of the convertible security and the fair value of the common stock underlying the convertible security, which for us is the closing price of a share of our common stock as determined by the NYSE Amex multiplied by the number of shares of our common stock into which the convertible security is convertible. If the intrinsic value of the beneficial conversion feature is greater than the net proceeds allocated to the convertible security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the net proceeds. In our registered direct equity financings that closed in June, July, August and October 2009 and in January and May 2010, we issued convertible preferred stock securities with non-detachable conversion features that were in-the-money as of the commitment date, which we recognized as beneficial conversion features. Except for 2,884.57 shares of our Series F Stock that were outstanding as of September 30, 2010, all shares of the convertible preferred stock we issued in these financings have been converted into common stock at fixed conversion rates. The embedded beneficial conversion features were valued separately and recognized by allocating to additional paid-in capital and accumulated deficit a portion of the net proceeds equal to the intrinsic value of the beneficial conversion features.
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

(15)

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
We operate our business and evaluate our company on the basis of a single reportable segment, which is the business of acquiring, developing and commercializing proprietary product candidates for the treatment of cancer.
Comparison of Three Months Ended September 30, 2010 and 2009
Revenue. We recognized no revenue for the three months ended September 30, 2010 or 2009.
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

			January 1, 2005
			through
	Three months ended September 30,		September 30,
	2010	2009	2010
External bioequivalence and clinical trial fees and expenses	$(61,074)	$28,583	$23,787,613
External nonclinical study fees and expenses (1)	920,232	1,372,543	26,689,440
Personnel costs	60,394	28,607	10,442,130
Stock-based compensation expense	(1,243)	14,305	2,920,173

Total	$918,309	$1,444,038	$63,839,356

(1)	External nonclinical study fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.
R&D expenses decreased by $0.5 million, or approximately 36%, to $0.9 million for the three months ended September 30, 2010, compared to $1.4 million for the same period in 2009. The decrease in R&D expenses for the three months ended September 30, 2010 compared to the same period in 2009 was due primarily to a $0.5 million decrease in external nonclinical study fees and expenses. This decrease resulted largely from a $1.0 million decrease in research-related manufacturing expenses for Exelbine, partially offset by a $0.3 million increase in fees for consulting services related to Exelbine and ANX-514 and a $0.2 million increase in toxicology study expenses related to Exelbine. The decrease in external bioequivalence and clinical trial fees and expenses for the three months ended September 30, 2010 compared to the same period in 2009 was attributable primarily to the release of residual accruals for expenses related to ANX-510 clinical trials that were completed in the fourth quarter of 2008 and the first quarter of 2009.
We expect R&D expenses to increase in 2011 relative to 2010 to support continued development of ANX-514 and if and to the extent we acquire and pursue development of new technologies or product candidates.

(16)

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses were $0.9 million for both the three months ended September 30, 2010 and 2009. In the three months ended September 30, 2010 compared to the same period in 2009, personnel costs increased by $0.2 million, partially as a result of increased cost of benefits and an additional employee, and fees for third-party services related to identifying and evaluating strategic opportunities for our product candidates and pipeline expansion increased by $0.1 million, but fees for professional legal and audit services decreased by $0.2 million. We expect SG&A expenses to increase in 2011 relative to 2010 if and to the extent we acquire and pursue development of new technologies or product candidates.
Interest and Other Income. Interest income amounted to $26,258 for the three months ended September 30, 2010, compared to $40 for the same period in 2009. The increase in interest income for the three months ended September 30, 2010 was attributable primarily to overall larger invested balances in 2010 as compared to 2009. Even though we raised a substantial amount of additional capital through our registered direct equity financings in 2009 and in January and May 2010, we expect that interest income will continue to be low due to negligible interest rates.
Net Loss Applicable to Common Stock. Net loss applicable to common stock was $1.8 million, or $0.13 per share, for the three months ended September 30, 2010, compared to net loss applicable to common stock of $2.7 million, or $0.57 per share, for the same period in 2009. Included in net loss applicable to common stock for the three months ended September 30, 2009 was non-cash deemed dividend expense of $0.4 million related to our July and August 2009 registered direct equity financings.
Comparison of Nine Months Ended September 30, 2010 and 2009
Revenue. We recognized no revenue for the nine months ended September 30, 2010. We recognized revenue of $0.3 million for the nine months ended September 30, 2009, which represents a nonrefundable license fee under our March 2009 license agreement with respect to ANX-514 with Shin Poong Pharmaceutical Co., Ltd.
R&D Expenses. The following table summarizes our consolidated R&D expenses by type for each of the periods listed:

	Nine months ended September 30,
	2010	2009
External bioequivalence and clinical trial fees and expenses	$(14,963)	$563,433
External nonclinical study fees and expenses (1)	2,660,492	3,168,153
Personnel costs	151,432	783,918
Stock-based compensation expense	(5,557)	30,731

Total	$2,791,404	$4,546,235

(1)	External nonclinical study fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.
R&D expenses decreased by $1.8 million, or approximately 39%, to $2.8 million for the nine months ended September 30, 2010, compared to $4.5 million for the same period in 2009. The decrease in R&D expenses for the nine months ended September 30, 2010 compared to the same period in 2009 was due primarily to a $0.6 million decrease in external bioequivalence and clinical trial expenses largely as a result of the completion of patient enrollment in the ANX-514 bioequivalence study and the completion of ANX-510 studies in the first quarter of 2009, a $0.6 million decrease in personnel costs attributable to lower headcount and the absence of severance costs in 2010, and a $0.5 million decrease in external nonclinical study fees and expenses. The decrease in external nonclinical study fees and expenses was attributable primarily to a $2.2 million decrease in research-related manufacturing expenses for Exelbine, partially offset by a $1.2 million increase in fees for consulting services related to Exelbine and ANX-514, a $0.3 million increase in toxicology study expenses related to Exelbine, and a $0.2 million increase in research-related manufacturing expenses for ANX-514. The decrease in stock-based compensation expense resulted primarily from the forfeiture of stock option awards in connection with employee terminations in 2009 and 2008.
Selling, General and Administrative Expenses. SG&A expenses decreased by $0.3 million, or approximately 9%, to $3.4 million for the nine months ended September 30, 2010, compared to $3.7 million for the same period in 2009. The decrease was due primarily to a $0.4 million decrease in fees for professional legal, audit and tax services, a $0.3 million decrease in personnel costs attributable to lower headcount and the absence of severance costs in 2010, and a $0.1 million decrease in the cost of our facilities lease, partially offset by a $0.3 million increase in director compensation and stock compensation expense and a $0.2 million increase in fees for accounting, investor relations and commercialization consulting services.
Interest and Other Income. Interest income amounted to $68,006 for the nine months ended September 30, 2010, compared to $2,432 for the same period in 2009. The increase in interest income for the nine months ended September 30, 2010 was attributable primarily to overall larger invested balances in 2010 as compared to 2009.

(17)

Net Loss Applicable to Common Stock. Net loss applicable to common stock was $11.8 million, or $0.94 per share, for the nine months ended September 30, 2010, compared to net loss applicable to common stock of $9.7 million, or $2.40 per share, for the same period in 2009. Included in net loss applicable to common stock for the nine months ended September 30, 2010 and 2009 were non-cash deemed dividend expenses of $5.6 million and $1.6 million, respectively, related to our January and May 2010 and June, July and August 2009 registered direct equity financings. Included in both net loss and net loss applicable to common stock for 2009 were charges associated with our 2009 and 2008 workforce reductions.
Liquidity and Capital Resources
We have a history of recurring losses from operations and we have funded our operations primarily through sales of our equity securities. We had a net loss of $6.2 million for the nine months ended September 30, 2010 and cash of approximately $29.3 million as of September 30, 2010.
In January and May 2010, we completed registered direct equity financings involving the issuance, respectively, of shares of our 3.73344597664961% Series E Convertible Preferred Stock and our 2.19446320054018% Series F Convertible Preferred Stock. These financings resulted in an aggregate of $38.2 million in gross proceeds and an aggregate of $27.4 million in adjusted net proceeds after deducting the fees and expenses of our placement agent and financial advisor in the financings, our offering expenses and the amounts deposited into an escrow account to fund our dividend and related payment obligations. As of September 30, 2010, all of the shares of preferred stock we issued in these financings had been converted into common stock, except for 2,884.57 shares of our Series F Stock. The dividend on our Series F Stock is payable quarterly on January 1, April 1, July 1 and October 1. On July 1 and October 1, 2010, we made payments of approximately $9,500 and $15,800, respectively, out of the escrow account to the holders of our outstanding Series F Stock in connection with our quarterly dividend payment obligations.
In January 2010, we received an aggregate of $0.3 million of net proceeds and issued an aggregate of 84,651 shares of our common stock in connection with the exercise of warrants issued in our June 2009 registered direct equity financing.
We may receive up to $0.8 million, $4.4 million and $9.5 million of additional net proceeds from the exercise of warrants issued in the registered direct equity financings we completed in October 2009 and January and May 2010, respectively; however, the exercise of these warrants is subject to certain beneficial ownership limitations. In addition, we may receive up to $2.3 million of additional net proceeds from the exercise of warrants issued to our placement agent as additional consideration for services in connection with our June, July, August and October 2009 and January 2010 registered direct equity financings.
See Note 10, “Stockholders’ Equity,” in the Notes to Condensed Consolidated Financial Statements (Unaudited) in this report, for a more detailed discussion regarding these financings.
In November 2010, the Internal Revenue Service notified us that an aggregate amount of $488,958 in grants has been awarded to us under the QTDP program. We submitted applications in July 2010 for qualified investments we made, or expected to make, in 2009 and 2010 in our Exelbine and ANX-514 programs, and a grant in the amount of $244,479 was approved for each of those programs. These grants are not taxable for federal income tax purposes. We expect full payment of the grants to be made before the end of 2010.
For a discussion of our liquidity and capital resources outlook, see “Management Outlook” below.
Operating activities. Net cash used in operating activities was $7.0 million for the nine months ended September 30, 2010 compared to $10.0 million for the same period in 2009. The decrease in cash used in operating activities was due primarily to the restructuring and cost-cutting initiatives we implemented beginning in October 2008 through April 2009, specifically our workforce reductions and our discontinuation of active work on all development programs, other than Exelbine and ANX-514, to which we have or had rights during that period.
Investing activities. Net cash used in investing activities was $5,080 for the nine months ended September 30, 2010 compared to net cash provided by investing activities of $16,000 for the same period in 2009. The difference was due to the purchase of property and equipment net of the receipt of proceeds from the sale of property and equipment in the nine months ended September 30, 2010 compared to the receipt of proceeds from the sale of property and equipment in the nine months ended September 30, 2009.
Financing activities. Net cash provided by financing activities was $27.7 million for the nine months ended September 30, 2010 compared to $3.3 million for the same period in 2009. The cash provided by financing activities in 2010 reflects adjusted net proceeds of $27.4 million from our January and May 2010 registered direct equity financings and proceeds of $0.3 million from the exercise of warrants issued in our June 2009 registered direct equity financing.

(18)

Management Outlook
We anticipate that our cash as of September 30, 2010 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, our future capital uses and requirements will be affected by numerous forward-looking factors that, depending on their actual outcome, could shorten or extend the period through which our operating funds will sustain us. These factors include, but are not limited to: the extent to which we acquire new technologies, product candidates, products or businesses; the scope, prioritization and number of development and/or commercialization programs we pursue; the rate of progress and costs of development and regulatory approval activities associated with our product candidates; the extent to which we partner or collaborate with third parties to develop, seek regulatory approval of and commercialize our product candidates, or sell or license our product candidates or proprietary technologies to others; the costs and timing of acquiring or developing sales, marketing and distribution capabilities and the regulatory compliance and administrative capabilities to commercialize Exelbine in the U.S., if Exelbine is ultimately approved by the FDA and we determine to commercialize it without a partner; the costs and timing of acquiring or developing similar commercialization capabilities for other of our product candidates, including ANX-514, if we determine to commercialize any of them without a partner; and whether any of our product candidates for which we receive regulatory approval, if any, achieve broad market acceptance. In addition, currently, we have only three full-time employees and one part-time employee and rely on third parties to perform many essential services for us. Increasing the size of our workforce will also impact the period through which our operating funds will sustain us, but the timing and extent to which we do so is difficult to predict as it will be influenced by the rate of progress of development and regulatory approval of our product candidates and whether we partner them, as well as the extent to which we acquire and develop new technologies, product candidates, products or businesses.
We continue to pursue partnering and other strategic opportunities for Exelbine and ANX-514, including the sale or exclusive license of one or both of them. However, partnering and other strategic options may not be available on acceptable terms, if at all. If we are unable to consummate partnering or other strategic transactions with regard to Exelbine and ANX-514, we may determine to commercialize these product candidates in the U.S. without a partner if they receive regulatory approval. The FDA has confirmed the appropriateness of a Section 505(b)(2) regulatory path for Exelbine and ANX-514; however, the FDA’s view may change. If the FDA requires additional nonclinical testing or clinical studies beyond the bioequivalence studies we have conducted for each of Exelbine and ANX-514, we may determine the associated time and cost is not financially justifiable and, as a result, discontinue these programs.
We also continue to spend significant time and attention identifying and evaluating opportunities to expand our product pipeline and may do so through one or more in-license, asset acquisition or merger transactions. We believe that, due to a challenging capital raising environment, many drug development programs with substantial potential currently are available at attractive valuations. If we seek to expand our product pipeline through a merger or other business combination with one of these companies, given our recent market capitalization and our desire to preserve our cash for development activities, such a transaction may result in our stockholders owning less than a majority of the voting securities of the surviving entity. The process of identifying and evaluating various opportunities may be lengthy and complex and divert management’s attention from our current development programs, and we may not be able to acquire or acquire rights to additional technologies and/or product candidates on acceptable terms, or at all. We have limited resources to identify, evaluate, negotiate and implement the acquisition of new technologies and/or product candidates or rights thereto and to integrate them into our current infrastructure. Supplementing our current resources to complete one or more transactions may be costly. We anticipate that our capital requirements will increase in future periods if we are successful in expanding our product pipeline.
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

(19)

Forward Looking Statements
This quarterly report, particularly Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements we make regarding our business strategy, expectations and plans, our objectives for future operations and our future financial position. Forward-looking statements can be identified by words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding expanding our product pipeline, activities related to developing and seeking regulatory approval for Exelbine and ANX-514, the issuance of, and the protection provided by, a patent based on U.S. Patent Application No. 10/889,226, seeking to partner or collaborate with third parties with respect to the development and commercialization of Exelbine and ANX-514, the sale or exclusive license of one or both of these product candidate programs, raising additional capital, receipt of cash awards that have been allocated to us under the QTDP program, and our belief that we have sufficient liquidity to fund our currently planned level of operations for at least the next 12 months. The foregoing is not an exclusive list of all forward-looking statements we make.
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

(20)

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.
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

(21)

Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits
An Exhibit Index has been attached as part of this report and is incorporated herein by reference.

(22)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.
Date: November 8, 2010	By:	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Patrick L. Keran
Patrick L. Keran
President and Chief Operating Officer (Principal Financial and Accounting Officer)

(23)

EXHIBIT INDEX

Exhibit		Description

31.1		Certification of principal executive officer pursuant to Rules 13a-14(a)/15d-14(a)

31.2		Certification of principal financial officer pursuant to Rules 13a-14(a)/15d-14(a)

32.1	*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(24)