Form 10-Q
period 2011-03-31
ADVENTRX PHARMACEUTICALS INC
filed 2011-05-09
CIK 1160308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-32157

ADVENTRX Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1318182 (I.R.S. Employer Identification No.)

12390 El Camino Real, Suite 150, San Diego, CA (Address of principal executive offices)	92130 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of May 5, 2011 was 26,465,709.

Page

PART I FINANCIAL INFORMATION	1

Item 1. Financial Statements (Unaudited)	1

a. Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	1

b. Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 and for the period from inception (June 12, 1996) through March 31, 2011	2

c. Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and for the period from inception (June 12, 1996) through March 31, 2011	3

d. Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II OTHER INFORMATION	21

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. (Removed and Reserved)	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	22

Exhibit 10.6
Exhibit 10.7
Exhibit 10.9
Exhibit 10.10
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash	$46,552,168	$27,978,823
Interest and other receivables	135	1,980
Prepaid expenses	334,019	428,276

Total current assets	46,886,322	28,409,079

Property and equipment, net	39,580	44,254
Other assets	31,262	33,484

Total assets	$46,957,164	$28,486,817

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$898,008	$479,780
Accrued liabilities	963,494	864,857
Accrued compensation and payroll taxes	272,035	456,839

Total current liabilities	2,133,537	1,801,476

Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 23,664,858 and 15,480,302 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	23,665	15,480
Additional paid-in capital	203,885,522	182,798,982
Deficit accumulated during the development stage	(159,085,560)	(156,129,121)

Total stockholders’ equity	44,823,627	26,685,341

Total liabilities and stockholders’ equity	$46,957,164	$28,486,817

Note:
The balance sheet at December 31, 2010 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

			Inception
			(June 12, 1996)
	Three months ended March 31,		through
	2011	2010	March 31, 2011

Revenues:
Net sales	$—	$—	$174,830
Licensing revenue	—	—	1,300,000
Grant revenue	—	—	618,692

Total net revenues	—	—	2,093,522

Cost of goods sold	—	—	51,094

Gross margin	—	—	2,042,428

Operating expenses:
Research and development	611,293	1,239,329	72,822,260
Selling, general and administrative	1,573,746	1,174,676	54,530,960
Transaction-related expenses	799,505	—	1,129,874
Depreciation and amortization	9,871	5,880	10,907,489
In-process research and development	—	—	10,422,130
Impairment loss — write off of goodwill	—	—	5,702,130
Equity in loss of investee	—	—	178,936

Total operating expenses	2,994,415	2,419,885	155,693,779

Loss from operations	(2,994,415)	(2,419,885)	(153,651,351)

Loss on fair value of warrants	—	—	(12,239,688)
Interest income	32,871	18,440	4,714,932
Interest expense	—	(1,629)	(180,719)
Other income	5,105	—	68,480

Loss before cumulative effect of change in accounting principle	(2,956,439)	(2,403,074)	(161,288,346)

Cumulative effect of change in accounting principle	—	—	(25,821)

Net loss	(2,956,439)	(2,403,074)	(161,314,167)

Preferred stock dividends	—	—	(621,240)
Deemed dividends on preferred stock	—	(2,514,920)	(10,506,683)

Net loss applicable to common stock	$(2,956,439)	$(4,917,994)	$(172,442,090)

Net loss per common share — basic and diluted	$(0.13)	$(0.48)

Weighted average shares — basic and diluted	22,755,463	10,143,789

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Inception
			(June 12, 1996)
	Three months ended March 31,		through
	2011	2010	March 31, 2011
Cash flows from operating activities:

Net loss	$(2,956,439)	$(2,403,074)	$(161,314,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,871	5,880	10,457,491
(Gain) loss on disposals of fixed assets	(2,973)	—	56,812
Loss on fair value of warrants	—	—	12,239,688
Expenses related to employee stock options and restricted stock issued	135,318	225,490	9,359,260
Expense related to stock options issued to non-employees	—	—	204,664
Expenses paid by issuance of common stock	—	—	1,341,372
Expenses paid by issuance of warrants	—	—	573,357
Expenses paid by issuance of preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Accretion of discount on investments in securities	—	—	(1,604,494)
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write-off of goodwill	—	—	5,702,130
Equity in loss of investee	—	—	178,936
In-process research and development	—	—	10,422,130
Write-off of license agreement	—	—	152,866
Write-off of assets available-for-sale	—	—	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in prepaid expenses and other assets	98,324	97,800	(612,786)
Increase (decrease) in accounts payable and accrued liabilities	332,061	(1,106,877)	2,310,245

Net cash used in operating activities	(2,383,838)	(3,180,781)	(109,164,138)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(111,183,884)
Proceeds from sales and maturities of short-term investments	—	—	112,788,378
Purchases of property and equipment	(14,858)	(6,780)	(1,073,725)
Proceeds from sale of property and equipment	12,635	—	66,920
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired from acquisitions, net of cash paid	—	—	32,395
Issuance of note receivable — related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by (used in) investing activities	(2,223)	(6,780)	1,014,877

			Inception
			(June 12, 1996)
	Three months ended March 31,		through
	2011	2010	March 31, 2011
Cash flows from financing activities:
Proceeds from sale of preferred stock	—	15,453,226	44,474,720
Proceeds of restricted cash for preferred stock dividends	—	—	633,008
Proceeds from sale of common stock	22,507,529	—	106,658,871
Proceeds from exercise of stock options	—	—	712,367
Proceeds from sale or exercise of warrants	—	317,444	14,714,258
Payment to escrow for preferred stock dividends obligation	—	—	(633,008)
Repurchase of warrants	—	—	(55,279)
Payments for financing and offering costs	(1,548,123)	(1,438,500)	(12,542,171)
Payments on notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718
Cash paid in lieu of fractional shares for reverse stock split	—	—	(146)

Net cash provided by financing activities	20,959,406	14,332,170	154,701,429

Net increase in cash	18,573,345	11,144,609	46,552,168
Cash at beginning of period	27,978,823	8,667,404	—

Cash at end of period	$46,552,168	$19,812,013	$46,552,168

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation

ADVENTRX Pharmaceuticals, Inc., a Delaware corporation (“ADVENTRX,” “we,” “our” or the “Company”), prepared the unaudited interim condensed consolidated financial statements included in this report in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual audited financial statements and should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on March 10, 2011 (“2010 Annual Report”). The condensed consolidated balance sheet as of December 31, 2010 included in this report has been derived from the audited consolidated financial statements included in the 2010 Annual Report. In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SD Pharmaceuticals, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

In February 2011, we entered into an agreement and plan of merger to acquire SynthRx, Inc. (“SynthRx”), a privately-held Delaware corporation developing a novel, purified, rheologic and antithrombotic compound that we will develop as “ANX-188,” in exchange for shares of our common stock. The transaction was completed on April 8, 2011. Effective April 8, 2011, SynthRx is a wholly-owned subsidiary of the Company and its accounts will be included in the condensed consolidated financial statements of the Company.

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

Certain balances have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation.
3.	Share-Based Compensation Expense
Estimated share-based compensation expense related to equity awards granted to our employees and non-employee directors for the three months ended March 31, 2011 and 2010 was as follows:

	Three months ended March 31,
	2011	2010
Selling, general and administrative expense	$137,176	$228,537
Research and development expense	(1,858)	(3,047)

Share-based compensation expense before taxes	135,318	225,490
Related income tax benefits	—	—

Share-based compensation expense	$135,318	$225,490

Net share-based compensation expense per common share — basic and diluted	$0.01	$0.02

There were no employee or non-employee director stock options exercised during the three months ended March 31, 2011 and 2010. During the three months ended March 31, 2011 and 2010, we granted stock options to acquire an aggregate of 244,654 and 183,381 shares, respectively, of our common stock to our employees and non-employee directors with an estimated weighted-average grant date fair value of $2.25 and $7.64 per share, respectively. At March 31, 2011, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $1.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.

4.	Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Our components of comprehensive loss consist only of net loss. For the three months ended March 31, 2011 and 2010, comprehensive loss was $3.0 million and $2.4 million, respectively.

5.	Net Loss Per Common Share

Basic and diluted net loss per common share was calculated by dividing the net loss applicable to common stock for the period by the weighted-average number of common shares outstanding during the period, without consideration for our outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. As of March 31, 2011 and 2010, our outstanding common stock equivalents consisted of options and warrants as follows:

	March 31,
	2011	2010
Options	648,391	413,737
Warrants	8,556,536	1,459,874

	9,204,927	1,873,611

6.	Recent Accounting Pronouncements

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

In March 2010, the FASB ratified the milestone method of revenue recognition. Under this standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the entity. This guidance is effective for years beginning after June 15, 2010. We do not believe that this ratification will have a material effect on our financial statements.

In December 2010, the FASB issued ASU No. 2010-29 Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We will account for our acquisition of SynthRx in April 2011 in accordance with this guidance.

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

In March 2009, we announced that we and our wholly-owned subsidiary, SD Pharmaceuticals, Inc., had entered into a license agreement with respect to our product candidate ANX-514 (docetaxel emulsion for injection) with Shin Poong Pharmaceutical Co., Ltd., a company organized under the laws of the Republic of Korea (“Shin Poong”), pursuant to which we granted to Shin Poong an exclusive license, including the right to sublicense, to research, develop, make, have made, use, offer for sale, sell and import licensed products, in each case solely for the treatment of cancer by intravenous administration of formulations of docetaxel as emulsified products and solely in South Korea. Under the terms of the agreement, we received an upfront licensing fee of $0.3 million in April 2009, and are entitled to receive a regulatory milestone payment of either $0.2 million or $0.4 million upon receipt of regulatory approval for marketing a licensed product in South Korea (the amount depends on whether the Korea Food and Drug Administration requires Shin Poong to conduct a bioequivalence or clinical study in human subjects prior to receipt of regulatory approval), one-time commercial milestone payments tied to annual net sales of licensed products in an aggregate amount of up to $1.5 million and royalty payments on net sales of licensed products. Shin Poong is responsible for all development and commercial activities related to ANX-514 in South Korea. We agreed to pay Shin Poong $0.1 million if the Korea Food and Drug Administration required Shin Poong to conduct a bioequivalence or clinical trial in human subjects prior to receipt of regulatory approval and we elect not to supply product to conduct such trial. In September 2010, pursuant to the terms of the license agreement, we elected to make the $0.1 million cash payment to Shin Poong in lieu of supplying product for the ANX-514 trial in human subjects required by the Korea Food and Drug Administration.

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

9.	Supplementary Cash Flow Information

Noncash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 and for the period from inception (June 12, 1996) through March 31, 2011 are as follows:

			Inception
			(June 12, 1996)
	Three months ended March 31,		through
	2011	2010	March 31, 2011
Supplemental disclosures of cash flow information
Interest paid	$—	$1,629	$180,719
Income taxes paid	—	—	—
Supplemental disclosures of non-cash investing and financing activities:
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	—	—	1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	—	49,849	13,674
Acquisitions	—	—	24,781,555
Payment of dividends	—	—	213,000
Financial advisor services in connection with private placements	1,061,910	724,286	3,615,464
Acquisition of treasury stock in settlement of a claim	—	—	34,747
Cancellation of treasury stock	—	—	(34,747)
Assumptions of liabilities in acquisitions	—	—	1,235,907
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	—	—	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available-for-sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Cumulative preferred stock dividends	—	3,546,774	13,502,403

10.	Stockholders’ Equity

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

2.19446320054018% Series F Convertible Preferred Stock

In May 2010, we completed a registered direct equity financing raising gross proceeds of $19.2 million involving the issuance of units consisting of 19,217.13 shares of our 2.19446320054018% Series F Convertible Preferred Stock with a stated value of $1,000 per share (“Series F Stock”), 5-year warrants to purchase up to an aggregate of 1,816,608 shares of our common stock and 1-year warrants to purchase up to an aggregate of 778,548 shares of our common stock. In the aggregate, the shares of Series F Stock we issued were convertible into 5,190,312 shares of our common stock. All of the shares of our Series F Stock have been converted into common stock and are no longer outstanding. Our Series F Stock would have accrued a cumulative annual dividend of 2.19446320054018% per share until May 6, 2020, and no dividend thereafter. In accordance with the terms of the Series F Stock, because the Series F Stock was converted prior to May 6, 2020, upon conversion of the shares, we paid the holders an amount equal to the total dividend that would have accrued in respect of the shares converted from the issuance date through May 6, 2020, or $219.45 per $1,000 of stated value of the shares converted, less the amount of any dividend paid on such shares before their conversion. Dividend payments were due on January 1, April 1, July 1 and October 1. Because 2,884.57 shares of our Series F Stock were outstanding at the time of the July 1, 2010 and October 1, 2010 dividend payment dates, we paid aggregate dividends of approximately $25,300 to the holders of those outstanding shares and such previously paid amounts were subtracted from the payments due in respect of those shares at the time of their conversion. We received approximately $13.3 million in net proceeds from the financing after deducting the approximately $4.2 million we placed into escrow accounts to pay the aggregate dividend payment in respect of our Series F Stock, placement agent and financial advisor fees and other offering expenses. We may receive up to approximately $9.5 million of additional proceeds from the exercise of the warrants issued in the May 2010 financing. The exercise price of the warrants is $3.65 per share. Subject to certain beneficial ownership limitations, the 5-year warrants are exercisable any time on or before May 6, 2015 and the 1-year warrants are exercisable any time on or before May 20, 2011.

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

Common Stock Financing

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

Common Stock Issued for Warrants Exercised

In January 2010, we issued 84,651 shares of our common stock and received net proceeds of $0.3 million in connection with the exercise, at an exercise price of $3.75 per share, of the remaining warrants issued in our June 2009 financing.

Warrants
During January 2011, we issued warrants to the investors in our registered direct equity financing and to the placement agent for that financing. See details of the equity financings above.

During 2010, we issued warrants to the investors in our January 2010 and May 2010 registered direct equity financings. We also issued warrants to the placement agent for the January 2010 registered direct equity financing. See details of the equity financings above.

At March 31, 2011, outstanding warrants to purchase shares of common stock are as follows:

Warrants	Exercise Price	Expiration Date

432,429	$56.5000	July 2012
36,071	$3.7500	June 2014
19,007	$4.4750	July 2014
14,183	$4.0625	August 2014
216,000	$3.6700	October 2014
144,000	$5.8750	October 2014
498,488	$8.7475	July 2012
99,696	$11.9125	June 2014
1,816,608	$3.6500	May 2015
778,548	$3.6500	May 2011
2,046,139	$2.7500	January 2012
2,046,139	$2.7500	January 2016
409,228	$3.4400	April 2015
8,556,536
11.	Subsequent Events

SynthRx

In February 2011, we entered into an agreement and plan of merger to acquire SynthRx in exchange for shares of our common stock. The transaction was completed on April 8, 2011. We initially intend to develop ANX-188 for the treatment of pediatric patients with sickle cell disease in acute crisis and, if we are able to reach agreement with the FDA on a study protocol on a timely basis, we may initiate a phase 3 clinical trial of ANX-188 for that indication in 2012. In connection with the consummation of this acquisition, we issued 2,800,851 shares of our common stock to SynthRx’s stockholders, 1,938,773 of which are subject to repurchase by us in the event development of ANX-188 does not achieve the first milestone described below. We could issue up to an aggregate of 13,478,050 additional shares of our common stock to SynthRx’s stockholders if the development of ANX-188 achieves certain milestones, as described below, and our stockholders approve the issuance of such milestone-related shares, as required by NYSE Amex rules. If our stockholders do not approve the issuance of the milestone-related shares, under the terms of the merger agreement, we would be required to pay SynthRx’s stockholders in cash the value of the milestone-related shares we would have otherwise issued, with all such cash payments made in quarterly installments and, with respect to the cash value associated with 12,478,050 of the milestone-related shares, payable at a rate of 35% of net sales of ANX-188 for the applicable calendar quarter. Of the shares issuable in connection with achievement of milestones, up to 1,000,000 shares would be issuable upon the dosing of the first patient in a phase 3 clinical study that the FDA has indicated may be sufficient to support approval of a new drug application covering the use of ANX-188 for the treatment of sickle cell crisis in children (the “ANX-188 NDA”), which we refer to as the First Milestone; 3,839,400 shares would be issuable upon acceptance for review of the ANX-188 NDA by the FDA, which we refer to as the Second Milestone; and 8,638,650 shares would be issuable upon approval by the FDA of the ANX-188 NDA, which we refer to as the Third Milestone.

Due to the timing of the SynthRx acquisition, the preliminary accounting for the business combination is not yet complete. Financial results of the acquired business and preliminary accounting for the business combination in accordance with ASC 805 -Business Combinations will be included in our condensed consolidated financial statements starting with the quarterly period ending June 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those identified under “Forward Looking Statements” below and those discussed under the section entitled “Risk Factors,” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2010.
Overview
We are a specialty pharmaceutical company focused on acquiring, developing and commercializing proprietary product candidates. Two of our lead product candidates, Exelbine™, or ANX-530 (vinorelbine injectable emulsion) and ANX-514 (docetaxel emulsion for injection), are novel emulsion formulations of currently marketed chemotherapy drugs. Our other lead product candidate, ANX-188, is a novel, purified, rheologic and antithrombotic compound, which we initially are developing as a first-in-class treatment for pediatric patients with sickle cell disease in acute crisis.
We have devoted substantially all of our resources to research and development, or R&D, or to acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue and have incurred significant losses since inception. We had a loss from operations of $3.0 million for the quarter ended March 31, 2011 and cash of approximately $46.6 million at March 31, 2011.
In November 2010, we submitted a new drug application, or NDA, for Exelbine to the U.S. Food and Drug Administration, or FDA, and in January 2011, we announced that the FDA accepted the Exelbine NDA for filing and established a Prescription Drug User Fee Act, or PDUFA, goal date of September 1, 2011 to finish its review of the Exelbine NDA.
In February 2011, we met with the FDA to discuss ANX-514 and the data package we presented to the FDA to support approval of ANX-514 based on data from our bioequivalence study of ANX-514. The FDA indicated that a randomized safety study comparing ANX-514 and Taxotere®, a branded formulation of docetaxel, would be required to support approval of ANX-514. The study would be primarily descriptive but with a sample size sufficient to demonstrate a comparable safety profile. The FDA recommended that the study also collect data on response rate and duration of response. We are developing a study protocol for submission to the FDA and intend to continue discussions with the FDA regarding the phase 3 clinical study and requirements for ANX-514’s approval.
In April 2011, we completed our acquisition of SynthRx, Inc., a privately-held company, pursuant to the Agreement and Plan of Merger, dated February 12, 2011, by and among us, SRX Acquisition Corporation, a wholly owned subsidiary of ours, SynthRx and an individual who was a principal stockholder of SynthRx, and SynthRx became a wholly owned subsidiary of ours. SynthRx’s lead product candidate is a novel, purified, rheologic and antithrombotic compound, poloxamer 188, which we are developing as ANX-188. In connection with the completion of the acquisition, we issued 2,800,851 shares of our common stock to the former SynthRx stockholders, 1,938,773 of which are subject to repurchase by us in the event development of ANX-188 does not achieve the First Milestone, as described below, and 200,000 of which are subject to escrow to indemnify us against breaches of representations and warranties in the merger agreement, and we assumed $0.3 million of SynthRx’s transaction expenses, some of which are subject to dispute. We could issue up to an aggregate of 13,478,050 additional shares of our common stock to the former SynthRx stockholders if the development of ANX-188 achieves certain milestones, as described below, and our stockholders approve the issuance of such milestone-related shares, as required by NYSE Amex rules. If our stockholders do not approve the issuance of the milestone-related shares on or before December 31, 2011, the merger agreement requires that, in connection with the achievement of any of the milestones described below, we pay the former SynthRx stockholders the cash value of the milestone shares we otherwise would have issued, with all such cash payments made in quarterly installments and, with respect to the cash value associated with 12,478,050 of the milestone-related shares, payable at a rate of 35% of net sales of ANX-188 for the applicable calendar quarter. We cannot determine the amount of the potential cash payments to the former SynthRx stockholders because the amount of such payments, if any, will be determined based on the 10-day volume weighted average of the closing prices of our common stock immediately prior to achievement of the applicable milestone, and the market price of our common stock historically has been, and likely will continue to be, highly volatile. Of the shares issuable in connection with achievement of milestones, up to 1,000,000 shares would be issuable upon the dosing of the first patient in a phase 3 clinical study that the FDA has indicated may be sufficient to support approval of a new drug application covering the use of ANX-188 for the treatment of sickle cell crisis in children, or the ANX-188 NDA, which we refer to as the First Milestone; 3,839,400 shares would be issuable upon acceptance for review of the ANX-188 NDA by the FDA, which we refer to as the Second Milestone; and 8,638,650 shares would be issuable upon approval by the FDA of the ANX-188 NDA, which we refer to as the Third Milestone.

We anticipate that our cash as of March 31, 2011 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, we may pursue development and/or commercialization activities for our current or future product candidates, at levels or on timelines, or we may incur unexpected expenses, that shorten the period through which our operating funds will sustain us. We may also acquire new technologies, product candidates and/or products and the cost to acquire, develop and/or commercialize such new technologies, product candidates and/or products may shorten the period through which our operating funds will sustain us. In addition, we may seek to raise substantial additional capital to support activities that we believe will enhance the value of our programs and increase stockholder value. We may not be able to obtain additional financing on a timely basis or on acceptable terms, if at all.
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
Recent Financing
In January 2011, we raised $21.0 million in net proceeds through the issuance and sale of units consisting of 8,184,556 shares of our common stock, 5-year warrants to purchase up to an aggregate of 2,046,139 shares of our common stock and 1-year warrants to purchase up to an aggregate of 2,046,139 shares of our common stock. The gross proceeds of this financing were $22.5 million, and we received $21.0 million in net proceeds after deducting the fees and expenses of our placement agent and our other offering expenses. We may receive up to $11.3 million of additional proceeds from the exercise of the warrants issued in this financing. Those warrants have an exercise price of $2.75 per share. The 5-year warrants are exercisable any time on or before January 11, 2016 and the 1-year warrants are exercisable any time on or before January 19, 2012, subject to certain beneficial ownership limitations.
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
Transaction-Related Expenses. Transaction-related expenses consist of legal, accounting, financial and business development advisory fees associated with the acquisition of SynthRx and the evaluation of potential acquisition targets.
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
While many of our R&D expenses are transacted in U.S. dollars, certain significant expenses are required to be paid in foreign currencies and expose us to transaction gains and losses that could result from changes in foreign currency exchange rates. In particular, our current contract manufacturer, which is also our intended commercial manufacturer, for Exelbine is located outside the U.S. and generally we pay for its services in Euros. As a result, our exposure to currency risk likely will increase as we move Exelbine towards commercialization and increase the services we request from this manufacturer. We include realized gains and losses from foreign currency transactions in operations as incurred.
We operate our business and evaluate our company on the basis of a single reportable segment, which is the business of acquiring, developing and commercializing proprietary product candidates.
Comparison of Three Months Ended March 31, 2011 and 2010
Revenue. We recognized no revenue for the three months ended March 31, 2011 and 2010.
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

			January 1, 2005
			through
	Three months ended March 31,		March 31,
	2011	2010	2011
External bioequivalence and clinical trial fees and expenses	$90,233	$27,773	$24,108,295
External nonclinical study fees and expenses (1)	453,609	1,182,085	27,708,280
Personnel costs	69,309	32,518	10,613,305
Share-based compensation expense	(1,858)	(3,047)	2,918,127

Total	$611,293	$1,239,329	$65,348,007

(1)	External nonclinical study fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.
R&D expenses decreased by $0.6 million, or approximately 51%, to $0.6 million for the three months ended March 31, 2011, compared to $1.2 million for the same period in 2010. The decrease in R&D expenses for the three months ended March 31, 2011 compared to the same period in 2010 was due primarily to a $0.7 million decrease in external nonclinical study fees and expenses. This decrease resulted primarily from a $0.5 million decrease in research-related manufacturing expenses for ANX-514 and a $0.2 million decrease in fees for regulatory consulting services related to ANX-514.
We expect R&D expenses to increase in 2011 relative to 2010 to support development of ANX-514 and ANX-188 and any other technologies and/or product candidates we may acquire, including the potential addition of new clinical, regulatory and manufacturing personnel.
Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased by $0.4 million, or approximately 34%, to $1.6 million for the three months ended March 31, 2011, compared to $1.2 million for the same period in 2010. This increase resulted primarily from a $0.2 million increase in personnel costs, mainly due to an accrual for estimated bonus expense related to 2011 performance, and a $0.2 million increase in fees for legal services primarily related to commercial-readiness activities for Exelbine.
We expect SG&A expenses to increase in 2011 relative to 2010 as we prepare for the commercial launch of Exelbine and, should it be approved, as we launch Exelbine, and any other products we may acquire, including the potential addition of sales and marketing personnel, and to support development of ANX-514 and ANX-188 and any other technologies, product candidates and/or products we may acquire.
Transaction-Related Expenses. Transaction-related expenses were $0.8 million for the three months ended March 31, 2011, compared to $0 for the same period in 2010. Transaction-related expenses for the three months ended March 31, 2011 consisted of legal, accounting, financial and business development advisory fees associated with the acquisition of SynthRx and the evaluation of potential acquisition targets.
Interest and Other Income. Interest income amounted to $32,871 for the three months ended March 31, 2011, compared to $18,440 for the same period in 2010. The increase in interest income for the three months ended March 31, 2011 was attributable primarily to overall larger invested balances in 2011 as compared to 2010. Even though we raised a substantial amount of additional capital through our registered direct equity financings in 2009 through January 2011, we expect that interest income will continue to be low due to negligible interest rates.
Net Loss Applicable to Common Stock. Net loss applicable to common stock was $3.0 million, or $0.13 per share, for the three months ended March 31, 2011, compared to net loss applicable to common stock of $4.9 million, or $0.48 per share, for the same period in 2010. Included in net loss applicable to common stock for the three months ended March 31, 2010 was non-cash deemed dividend expense of $2.5 million related to our January 2010 registered direct equity financing.
Liquidity and Capital Resources
We have a history of annual losses from operations and we have funded our operations primarily through sales of our equity securities. We had a net loss of $3.0 million for the three months ended March 31, 2011 and cash of approximately $46.6 million as of March 31, 2011.

In January 2011, we completed a registered direct equity financing involving the issuance of units consisting of shares of our common stock and common stock purchase warrants. This financing resulted in $22.5 million in gross proceeds, and we received $21.0 million in net proceeds after deducting the fees and expenses of our placement agent and our other offering expenses.
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
For a more detailed discussion of our 2010 and 2011 equity financings, see Note 10, “Stockholders’ Equity,” in the Notes to Condensed Consolidated Financial Statements (Unaudited) in this report.
For a discussion of our liquidity and capital resources outlook, see “Management Outlook” below.
Operating activities. Net cash used in operating activities was $2.4 million for the three months ended March 31, 2011 compared to $3.2 million for the same period in 2010. The decrease in cash used in operating activities was primarily due to lower development expenses for ANX-514.
Investing activities. Net cash used in investing activities was $2,223 for the three months ended March 31, 2011 compared to $6,780 for the same period in 2010. The difference was primarily due to an increase in purchases of property and equipment, which was offset by the receipt of proceeds from the sale of property and equipment.
Financing activities. Net cash provided by financing activities was $21.0 million for the three months ended March 31, 2011 compared to $14.3 million for the same period in 2010. The cash provided by financing activities for the three months ended March 31, 2011 reflects net proceeds of $21.0 million from our January 2011 registered direct equity financing. The cash provided by financing activities for the three months ended March 31, 2010 reflects adjusted net proceeds of $14.0 million from our January 2010 registered direct equity financing and proceeds of $0.3 million from the exercise of warrants issued in our June 2009 registered direct equity financing.
Management Outlook
We anticipate that our cash as of March 31, 2011 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, our future capital uses and requirements will be affected by numerous forward-looking factors that, depending on their actual outcome, could shorten or extend the period through which our operating funds will sustain us. These factors include, but are not limited to: the extent to which we acquire new technologies, product candidates, products or businesses; the scope, prioritization and number of development and/or commercialization programs we pursue; the rate of progress and costs of development and regulatory approval activities associated with our product candidates, including conducting manufacturing process development activities and manufacturing clinical trial material; the rate of progress and costs to comply with post-approval requirements imposed on our products candidates, should any be approved; the extent to which we partner or collaborate with third parties to develop, seek regulatory approval of and commercialize our product candidates or products, or sell or license our product candidates or products to others; the costs and timing of acquiring and/or developing sales, marketing and distribution capabilities and associated regulatory compliance and administrative capabilities to commercialize Exelbine in the U.S., regardless of whether Exelbine is ultimately approved by the FDA; the costs and timing of acquiring or developing similar commercialization capabilities for other of our current product candidates, and any product candidates or products we may acquire in the future, and whether any of our product candidates for which we receive regulatory approval, if any, achieve broad market acceptance. In addition, currently, we have only six full-time employees and one part-time employee and rely on third parties to perform many essential services for us. Increasing the size of our workforce will also impact the period through which our operating funds will sustain us, but the timing and extent to which we do so is difficult to predict as it will be influenced by the rate of progress of development and regulatory approval of our product candidates and whether we partner them, as well as the extent to which we acquire and develop new technologies, product candidates, products or businesses.
We continue to undertake commercial-readiness activities with respect to Exelbine to prepare for its launch in the U.S., should the FDA approve our Exelbine NDA. In preparing for the potential commercial launch of Exelbine, we expect to develop and/or acquire internal marketing, distribution and sales capabilities and associated regulatory compliance capabilities, as well as contract with third parties to supplement and enhance our internal capabilities. Such activities may result in a substantial increase in our workforce in 2011. We continue to evaluate the relative benefits of developing or acquiring these capabilities, as well as the use of third parties. Currently, we cannot forecast with certainty our future commercial launch-related expenses for Exelbine in part because we cannot forecast with certainty whether we will develop or acquire internal marketing, distribution, sales and associated regulatory compliance capabilities or the extent to which we will rely on third parties to supplement these capabilities and to what degree variations of such arrangements will affect our commercialization plans and expenses. However, our preliminary estimate of Exelbine commercialization-related expenses for the remainder of 2011 is approximately $4 million.

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
In April 2011, we completed our acquisition of SynthRx, Inc. and SynthRx became a wholly owned subsidiary of ours. SynthRx’s lead product candidate is a novel, purified, rheologic and antithrombotic compound, poloxamer 188, which we are developing as ANX-188. Initially, we are developing ANX-188 as a first-in-class treatment for pediatric patients with sickle cell disease in acute crisis, and, if we are able to reach agreement with the FDA on a study protocol on a timely basis, we may initiate a phase 3 clinical trial of ANX-188 for that indication in 2012. In parallel, we expect to prepare to initiate the clinical trial, including conducting manufacturing process development activities and manufacturing clinical material, which could enable us to initiate it in 2012. We also expect to increase our workforce in connection with our development of ANX-188. Until we reach agreement with the FDA on a phase 3 trial protocol, we cannot forecast with any degree of certainty the costs that would be associated with our development of ANX-188 for the treatment pediatric patients with sickle cell disease in acute crisis. However, our preliminary estimate of third party costs related to this development program through submission of an NDA is approximately $15 million to $25 million.
In connection with the completion of the SynthRx acquisition, we issued 2,800,851 shares of our common stock to the former SynthRx stockholders, 1,938,773 of which are subject to repurchase by us in the event development of ANX-188 does not achieve the First Milestone and 200,000 of which are subject to escrow to indemnify us against breaches of representations and warranties in the merger agreement, and we assumed $0.3 million of SynthRx’s transaction expenses, some of which are subject to dispute. We could issue up to an aggregate of 13,478,050 additional shares of our common stock to the former SynthRx stockholders if the development of ANX-188 achieves the First Milestone, Second Milestone and Third Milestone and our stockholders approve the issuance of such milestone-related shares, as required by NYSE Amex rules. If our stockholders do not approve the issuance of the milestone-related shares on or before December 31, 2011, the merger agreement requires that we pay the former SynthRx stockholders the cash value of any milestone shares we otherwise would have issued in connection with the achievement of First Milestone, Second Milestone and Third Milestone. Any such cash payment will be payable in quarterly installments. Any cash payment due as a result of achievement of the First Milestone will be payable at a rate of $1.0 million per calendar quarter. Any cash payment due as a result of achievement of the Second Milestone or Third Milestone will be payable at a rate of 35% of net sales of ANX-188 for the applicable calendar quarter. We cannot determine the amount of the potential cash payments to the former SynthRx stockholders because the amount of such payments, if any, will be determined based on the 10-day volume weighted average of the closing prices of our common stock immediately prior to achievement of the applicable milestone, and the market price of our common stock historically has been, and likely will continue to be, highly volatile.
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
Forward Looking Statements
This quarterly report, particularly Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements we make regarding our business strategy, expectations and plans, our objectives for future operations and our future financial position. Forward-looking statements can be identified by words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding expanding our product pipeline, activities related to developing and seeking regulatory approval for Exelbine, ANX-514 and ANX-188, seeking to partner or collaborate with third parties with respect to the development and commercialization of our product candidates, the sale or exclusive license of one or more of our product candidate programs, raising additional capital, and our belief that we have sufficient liquidity to fund our currently planned level of operations for at least the next 12 months. The foregoing is not an exclusive list of all forward-looking statements we make.
We have based the forward-looking statements we make on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The forward-looking statements we make are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following:
•
the extent to which we acquire new technologies, product candidates, products or businesses and our ability to integrate them, including the assets we recently acquired from SynthRx, Inc., successfully into our operations;

•
our ability, or that of a future partner, to successfully develop and obtain regulatory approval for our product candidates and, if approved, to successfully commercialize them in the U.S. and/or elsewhere;

•
our ability to obtain stockholder approval of the issuance of the up to 13,478,050 milestone-related shares in connection with our acquisition of SynthRx, Inc. on a timely basis, or at all, and our ability to pay cash in lieu of those milestone-related shares if our stockholders do not approve the issuance of those shares;

•	our ability to obtain stockholder approval to complete other product pipeline expansion transactions, if necessary, on a timely basis, or at all;
•
the potential that we may enter into a merger or other business combination whereby the stockholders who own the majority of our voting securities prior to the transaction own less than a majority after the transaction;

•	the potential that we may enter into one or more commercial partnerships or other strategic transactions relating to our product candidates, and the terms of any such transactions;
•
our ability to obtain additional funding to develop and commercialize our current product candidates and any product candidates or products we may acquire in the future, on a timely basis or on acceptable terms, or at all;

•	the extent to which we rebuild our workforce and our ability to attract and retain qualified personnel and manage growth;
•	delays in the commencement or completion of nonclinical testing, bioequivalence or clinical trials of or manufacturing, regulatory or launch activities related to our product candidates;
•	the success of future clinical or bioequivalence trials;
•	our ability to develop or acquire sales, marketing and distribution capabilities to commercialize any of our product candidates for which we obtain regulatory approval;

•	whether any of our product candidates for which we receive regulatory approval, if any, achieve broad market acceptance;
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

•	the satisfactory performance of third parties on whom we rely significantly to conduct our nonclinical testing and bioequivalence and clinical studies and other aspects of our development programs;
•	undesirable side effects that our product candidates may cause;
•	our ability to protect our intellectual rights with respect to our product candidates and proprietary technology;
•	claims against us for infringing the proprietary rights of third parties;
•	competition in the marketplace for our products, if any are approved;
•	healthcare reform measures and reimbursement policies that, if not favorable to our products, could hinder or prevent our products’ commercial success;
•	potential product liability exposure and, if successful claims are brought against us, liability for a product or product candidate;
•	our ability to maintain compliance with NYSE Amex continued listing standards and maintain the listing of our common stock on the NYSE Amex or another national securities exchange; and
•	the other factors that are described in the section entitled “Risk Factors,” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2010.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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
As partial consideration for its services as placement agent in connection with our January 2011 registered direct equity financing, on January 11, 2011, we issued to Rodman & Renshaw, LLC, or its designee, warrants to purchase an aggregate of up to 409,228 shares of our common stock at an exercise price of $3.44 per share, which warrants were exercisable upon issuance and may be exercised any time on or before April 1, 2015. These warrants were offered and sold by us in reliance upon exemptions from the registration statement requirements by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

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

ADVENTRX Pharmaceuticals, Inc.

Date: May 9, 2011	By:	/s/ Brian M. Culley Brian M. Culley
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Patrick L. Keran Patrick L. Keran
President and Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Description

2.1	(1) †	Agreement and Plan of Merger, dated February 12, 2011, by and among the registrant, SRX Acquisition Corporation, SynthRx, Inc. and, solely with respect to Sections 2 and 8, the Stockholders’ Agent.

10.1	(2)	Engagement Letter Agreement, dated January 5, 2011, by and between the registrant and Rodman & Renshaw, LLC

10.2	(2)	Form of Securities Purchase Agreement, dated January 6, 2011, governing the issuance and sale of the registrant’s common stock and 5-year and 1-year common stock purchase warrants

10.3	(2)	Form of [Series A/B] Common Stock Purchase Warrant issued on January 11, 2011 by the registrant to the purchasers of the registrant’s common stock and to Rodman & Renshaw, LLC

10.4	(1) †
Stockholders’ Voting and Transfer Restriction Agreement, dated February 12, 2011, by and among the registrant, each of the principal stockholders of SynthRx, Inc. and, solely with respect to Section 3(c), the Stockholders’ Agent.

10.5	(1) †
License Agreement, dated June 8, 2004, between SynthRx, Inc. and CytRx Corporation, as amended by that certain Letter Agreement Re: Amendment to License Agreement, dated August 3, 2006, and that certain Agreement and Amendment No. 2 to License Agreement, dated December 1, 2010.

10.6	#	Incentive Stock Option Grant Agreement under the 2008 Omnibus Incentive Plan, effective as of February 1, 2011, by and between the registrant and Brian M. Culley

10.7	#	Incentive Stock Option Grant Agreement under the 2008 Omnibus Incentive Plan, effective as of February 1, 2011, by and between the registrant and Patrick L. Keran

10.8	# (3)	Offer letter, dated February 11, 2011, to Brandi L. Roberts

10.9	#	Offer letter, dated March 28, 2011, to R. Martin Emanuele

10.10	#	Director Compensation Policy, adopted March 16, 2011

31.1		Certification of principal executive officer pursuant to Rules 13a-14(a)/15d-14(a)

31.2		Certification of principal financial officer pursuant to Rules 13a-14(a)/15d-14(a)

32.1	*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates that confidential treatment has been requested or granted to certain portions, which portions have been omitted and filed separately with the SEC

#	Indicates management contract or compensatory plan

*
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed with the registrant’s Current Report on Form 8-K on April 11, 2011 (SEC file number 001-32157-11752769)

(2)	Filed with the registrant’s Current Report on Form 8-K on January 7, 2011 (SEC file number 001-32157-11515655)

(3)	Filed with the registrant’s Current Report on Form 8-K on March 22, 2011 (SEC file number 001-32157-11704394)