Form 10-Q
period 2011-06-30
ADVENTRX PHARMACEUTICALS INC
filed 2011-08-08
CIK 1160308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 001-32157

ADVENTRX Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1318182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12390 El Camino Real, Suite 150, San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of August 4, 2011 was 26,465,709.

Page

PART I FINANCIAL INFORMATION	1

Item 1. Financial Statements (Unaudited)	1

a. Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	1

b. Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 and for the period from inception (June 12, 1996) through June 30, 2011	2

c. Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010 and for the period from inception (June 12, 1996) through June 30, 2011	3

d. Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II OTHER INFORMATION	22

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. (Removed and Reserved)	22

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURES	23

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
(i)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010 (1)
Assets
Current assets:
Cash and cash equivalents	$41,955,977	$27,978,823
Interest and other receivables	271	1,980
Prepaid expenses	776,178	428,276

Total current assets	42,732,426	28,409,079

Property and equipment, net	57,407	44,254
In-process research and development	6,549,000	—
Goodwill	403,795	—
Other assets	419,015	33,484

Total assets	$50,161,643	$28,486,817

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$872,488	$479,780
Accrued liabilities	1,080,466	864,857
Accrued compensation and payroll taxes	411,139	456,839

Total current liabilities	2,364,093	1,801,476

Contingent consideration	1,400,000	—

Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 26,465,709 and 15,480,302 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	26,466	15,480
Additional paid-in capital	209,841,368	182,798,982
Accumulated other comprehensive income	7,466	—
Deficit accumulated during the development stage	(163,477,750)	(156,129,121)

Total stockholders’ equity	46,397,550	26,685,341

Total liabilities and stockholders’ equity	$50,161,643	$28,486,817

(1)
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

(1)

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					Inception
					(June 12, 1996)
	Three months ended June 30,		Six months ended June 30,		through
	2011	2010	2011	2010	June 30, 2011

Licensing revenue	$—	$—	$—	$—	$1,300,000
Net sales	—	—	—	—	174,830
Grant revenue	—	—	—	—	618,692

Total net revenue	—	—	—	—	2,093,522

Cost of sales	—	—	—	—	51,094

Gross margin	—	—	—	—	2,042,428

Operating expenses:
Research and development	1,342,573	633,766	1,953,866	1,873,095	74,164,833
Selling, general and administrative	1,824,108	1,303,217	3,397,854	2,477,893	56,355,068
Transaction-related expenses	1,229,418	—	2,028,923	—	2,359,292
Depreciation and amortization	10,366	5,767	20,237	11,647	10,917,855
In-process research and development	—	—	—	—	10,422,130
Impairment loss	—	—	—	—	5,702,130
Equity in loss of investee	—	—	—	—	178,936

Total operating expenses	4,406,465	1,942,750	7,400,880	4,362,635	160,100,244

Loss from operations	(4,406,465)	(1,942,750)	(7,400,880)	(4,362,635)	(158,057,816)
Loss on fair value of warrants	—	—	—	—	(12,239,688)
Interest income	10,998	23,308	43,869	41,748	4,725,930
Interest expense	—	—	—	(1,629)	(180,719)
Other income (expense)	3,277	—	8,382	—	71,757

Loss before cumulative effect of change in accounting principle	(4,392,190)	(1,919,442)	(7,348,629)	(4,322,516)	(165,680,536)

Cumulative effect of change in accounting principle	—	—	—	—	(25,821)

Net loss	(4,392,190)	(1,919,442)	(7,348,629)	(4,322,516)	(165,706,357)

Preferred stock dividends	—	—	—	—	(621,240)
Deemed dividends on preferred stock	—	(3,124,876)	—	(5,639,796)	(10,506,683)

Net loss applicable to common stock	$(4,392,190)	$(5,044,318)	$(7,348,629)	$(9,962,312)	$(176,834,280)

Net loss per common share — basic and diluted	$(0.17)	$(0.39)	$(0.30)	$(0.86)

Weighted average shares — basic and diluted	26,250,259	12,886,826	24,512,515	11,522,885

See accompanying notes to unaudited condensed consolidated financial statements.

(2)

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Inception
			(June 12, 1996)
	Six months ended June 30,		through
	2011	2010	June 30, 2011

Cash flows from operating activities:

Net loss	$(7,348,629)	$(4,322,516)	$(165,706,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,237	11,647	10,467,857
(Gain) loss on disposals of fixed assets	(2,973)	—	56,812
Loss on fair value of warrants	—	—	12,239,688
(Gain) loss on change in fair value of contingent consideration	227,828	—	227,828
Expenses related to share-based compensation	208,642	451,974	9,432,584
Expense related to stock options issued to non-employees	—	—	204,664
Expenses paid by issuance of common stock	—	—	1,341,372
Expenses paid by issuance of warrants	—	—	573,357
Expenses paid by issuance of preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Accretion of discount on investments in securities	—	—	(1,604,494)
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write-off of goodwill	—	—	5,702,130
Equity in loss of investee	—	—	178,936
In-process research and development	—	—	10,422,130
Write-off of license agreement	—	—	152,866
Write-off of assets available-for-sale	—	—	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in prepaid expenses and other assets	(343,971)	(293,076)	(1,055,081)
Increase (decrease) in accounts payable and accrued liabilities	261,051	(1,025,815)	2,239,235

Net cash used in operating activities	(6,977,815)	(5,177,786)	(113,758,115)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(111,183,884)
Proceeds from sales and maturities of short-term investments	—	—	112,788,378
Purchases of property and equipment	(24,538)	(6,780)	(1,083,405)
Proceeds from sale of property and equipment	12,635	—	66,920
Purchase of certificate of deposit	—	—	(1,016,330)
Maturity of certificate of deposit	—	—	1,016,330
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired from acquisitions, net of cash paid	—	—	32,395
Issuance of note receivable — related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by (used in) investing activities	(11,903)	(6,780)	1,005,197

(3)

			Inception
			(June 12, 1996)
	Six months ended June 30,		through
	2011	2010	June 30, 2011
Cash flows from financing activities:
Proceeds from sale of preferred stock	—	30,453,227	44,474,720
Proceeds of restricted cash for preferred stock dividends	—	632,789	633,008
Proceeds from sale of common stock	22,507,529	—	106,658,871
Proceeds from exercise of stock options	—	—	712,367
Proceeds from sale or exercise of warrants	—	317,444	14,714,258
Payment to escrow for preferred stock dividends obligation	—	(632,789)	(633,008)
Repurchase of warrants	—	—	(55,279)
Payments for financing and offering costs	(1,548,123)	(3,093,733)	(12,542,171)
Payments on notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718
Cash paid in lieu of fractional shares for reverse stock split	—	(146)	(146)

Net cash provided by financing activities	20,959,406	27,676,792	154,701,429

Effect of exchange rate changes on cash	7,466	—	7,466

Net increase in cash and cash equivalents	13,977,154	22,492,226	41,955,977
Cash and cash equivalents at beginning of period	27,978,823	8,667,404	—

Cash and cash equivalents at end of period	$41,955,977	$31,159,630	$41,955,977

See accompanying notes to unaudited condensed consolidated financial statements.

(4)

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
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SD Pharmaceuticals, Inc. and SynthRx, Inc. (“SynthRx”). All intercompany accounts and transactions have been eliminated in consolidation.
In February 2011, we entered into an agreement and plan of merger to acquire SynthRx, a privately-held Delaware corporation developing a novel, purified, rheologic and antithrombotic compound that we will develop as “ANX-188,” in exchange for shares of our common stock. The transaction was completed on April 8, 2011.
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
3.	Acquisition of SynthRx
On April 8, 2011, SynthRx, a biotechnology company developing a novel, purified, rheologic and antithrombotic compound, now referred to as ANX-188, became a wholly owned subsidiary of ADVENTRX pursuant to the terms of the Agreement and Plan of Merger, dated February 12, 2011 (the “Merger Agreement”). The acquisition is accounted for as a business combination.
As consideration for the transaction, all shares of SynthRx common stock outstanding immediately prior to the effective time of the merger were cancelled and automatically converted into the right to receive shares of ADVENTRX’s common stock, in the aggregate, as follows:
(i) 862,078 shares (the “Fully Vested Shares”) of ADVENTRX’s common stock, which shares were issued on April 8, 2011 and represent 1,000,000 shares, less 137,922 shares that were deducted as a result of certain expenses of SynthRx, and 200,000 of which were deposited into escrow (the “Closing Escrow Amount”) to indemnify ADVENTRX against breaches of representations and warranties;
(ii) up to 1,938,773 shares of ADVENTRX’s common stock, which shares were issued and outstanding on April 8, 2011 (the “Subject to Vesting Shares,” and together with the 862,078 Fully Vested Shares issued to the former stockholders of SynthRx and the escrow agent, the “Closing Shares”), which Subject to Vesting Shares are subject to various repurchase rights by ADVENTRX and fully vest, subject to reduction upon certain events, upon achievement of the First Milestone (defined below);

(5)

(iii) up to 1,000,000 shares of ADVENTRX’s common stock (the “First Milestone Shares”), which shares will be issued, if at all, upon achievement of the First Milestone (the “First Milestone Payment”); provided, however, that in the event the First Milestone is achieved prior to the first anniversary of the closing of the merger, 20% of the First Milestone Payment shall be deposited into escrow (the “First Milestone Escrow Amount,” and together with the Closing Escrow Amount, the “Escrow Amount”). The “First Milestone” means the dosing of the first patient in a phase 3 clinical study carried out pursuant to a protocol that is mutually agreed to by SynthRx and ADVENTRX; provided, however, that the number of evaluable patients planned to target statistical significance with a p value of 0.01 in the primary endpoint shall not exceed 250 (unless otherwise mutually agreed) (the “First Protocol”). In the event that the FDA indicates that a single phase 3 clinical study will not be adequate to support approval of a new drug application covering the use of ANX-188 for the treatment of sickle cell crisis in children (the “ANX-188 NDA”), “First Milestone” shall mean the dosing of the first patient in a phase 3 clinical study carried out pursuant to a protocol that (a) is mutually agreed to by SynthRx and ADVENTRX as such and (b) describes a phase 3 clinical study that the FDA has indicated may be sufficient, with the phase 3 clinical study described in the First Protocol, to support approval of the ANX-188 NDA;
(iv) 3,839,400 shares of ADVENTRX’s common stock (the “Second Milestone Shares”), which shares will be issued, if at all, upon achievement of the Second Milestone (the “Second Milestone Payment”). The “Second Milestone” shall mean the acceptance for review of the ANX-188 NDA by the FDA; and
(v) 8,638,650 shares of ADVENTRX’s common stock (the “Third Milestone Shares,” and together with the First Milestone Shares and the Second Milestone Shares, the “Milestone Shares”), which shares will be issued, if at all, upon achievement of the Third Milestone (the “Third Milestone Payment,” and together with the First Milestone Payment and the Second Milestone Payment, the “Milestone Payments”). The “Third Milestone” shall mean the approval by the FDA of the ANX-188 NDA.
The Subject to Vesting Shares were issued on April 8, 2011 and classified as equity. However, the Subject to Vesting shares are subject to various repurchase rights by ADVENTRX. The fair value related to the number of such shares that may be repurchased was accounted for as a contingent asset. The fair value of the contingent asset will be remeasured at each reporting date until the arrangement is settled.
The Milestone Payments constitute contingent consideration because our obligation to make the Milestone Payments is contingent on future events. In order to determine the appropriate classification of the contingent consideration as a liability or equity, ADVENTRX reviewed ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity”. ASC 815-40 requires that contingent consideration arrangements that include potential net cash settlements or variable provisions should be classified as a liability. Classification as a liability requires fair value measurement initially and subsequently at each reporting date. Changes in the fair value of contingent consideration are recognized in earnings until the contingent consideration arrangement is settled. Classification as equity requires fair value measurement initially and there are no subsequent re-measurements. Settlement of equity-classified contingent consideration is accounted for within equity.
The fair value of the contingent consideration for the First Milestone was recorded as a liability as there is variability with respect to the number of shares that ultimately may be issued based on the timing of and the number of patients enrolled in the phase 3 clinical study of ANX-188. The fair value of the contingent consideration for the First Milestone will be remeasured at each reporting date until the arrangement is settled. The fair values of the contingent consideration for the Second Milestone and the Third Milestone were recorded as equity as there are no net cash settlement or variable provisions.
The remeasurement of the fair values for the contingent asset and liability at June 30, 2011 resulted in a net $0.2 million charge to transaction-related expenses for the quarter ended June 30, 2011.
Based on the fair value of the Closing Shares and the Milestone Payments (which is based upon the number of shares to be issued at the time of achievement of each milestone, the probability that such milestone will be achieved, the estimated date of achievement for each milestone and the estimated market price of a share of common stock of ADVENTRX on the estimated date of achievement of such milestone), the preliminary aggregate purchase price was approximately $6.7 million.

(6)

The preliminary estimated total purchase price of the acquisition is as follows:

		Probability
	Shares Issued /	Weighted
Milestone	To Be Issued	Fair Value

Initial consideration (fully vested)	862,078	$2,017,263
Initial consideration that vests upon achievement of First Milestone (Subject to Vesting shares)	1,938,773	2,103,375
First Milestone — phase 3 clinical study first dosing	1,000,000	1,084,900
Second Milestone — NDA acceptance	3,839,400	733,403
Third Milestone — FDA approval	8,638,650	730,801

Total	16,278,901	$6,669,742

Under the acquisition method of accounting, the total preliminary estimated purchase price is allocated to SynthRx’s net tangible and intangible assets and liabilities based on their estimated fair values on April 8, 2011, the date we completed the acquisition of SynthRx. The following table summarizes the preliminary estimated allocation of the purchase price for SynthRx:

Net tangible assets acquired	$18,513
Net tangible liabilities assumed	(301,566)
Acquired intangibles:
In-process research and development	6,549,000
Goodwill	403,795

Total preliminary estimated purchase price	$6,669,742

A value of $0.4 million, representing the difference between the total preliminary estimated purchase price and the aggregate fair values assigned to the tangible and intangible assets acquired, less liabilities assumed, was assigned to goodwill. ADVENTRX acquired SynthRx to expand its product pipeline, enter into new therapeutic areas and address unmet market needs. These are among the factors that contributed to a purchase price for the SynthRx acquisition that resulted in the recognition of goodwill.
The following unaudited pro forma information presents the consolidated results of operations of ADVENTRX and SynthRx as if the acquisition had occurred on January 1, 2010:

	Three months ended June 30,			Six months ended June 30,
	2011		2010	2011	2010
Revenues		$—	$—	$—	$—
Loss from operations		(3,452,757)	(1,980,437)	(6,123,270)	(4,426,126)
Net loss applicable to common stock		(3,438,472)	(5,081,960)	(6,070,993)	(10,025,713)
Net loss per share, basic and diluted	$	(0.13)	$(0.32)	$(0.23)	$(0.70)

The pro forma information is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on the date indicated. In addition, it does not purport to project the future operating results of the combined entity. The pro forma condensed combined financial information is presented for illustrative purposes only.
4.	Fair Value of Financial Instruments
Cash and cash equivalents, accounts payable and accrued liabilities are presented in the financial statements at their carrying amounts, which are reasonable estimates of fair value due to their short maturities.
The fair value of financial assets and liabilities is measured under a framework that establishes “levels” which are defined as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability.

(7)

The fair value of our contingent asset and contingent consideration related to the SynthRx acquisition (effective April 8, 2011) at June 30, 2011 is summarized in the following table:

	June 30, 2011
	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)

Contingent asset	$387,753	$—	$—	$387,753
Contingent consideration	$(1,400,000)	$—	$—	$(1,400,000)
5.	Share-Based Compensation Expense
Estimated share-based compensation expense related to equity awards granted to our employees and non-employee directors for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Selling, general and administrative expense	$133,069	$227,751	$270,245	$456,288
Research and development expense	(59,745)	(1,267)	(61,603)	(4,314)

Share-based compensation expense before taxes	73,324	226,484	208,642	451,974
Related income tax benefits	—	—	—	—

Share-based compensation expense	$73,324	$226,484	$208,642	$451,974

Net share-based compensation expense per common share — basic and diluted	$0.00	$0.02	$0.01	$0.04

There were no employee or non-employee director stock options exercised during the three and six months ended June 30, 2011 and 2010. During the three and six months ended June 30, 2011, we granted stock options to acquire an aggregate of 168,805 and 413,459 shares, respectively, of our common stock to our employees and non-employee directors with an estimated weighted-average grant date fair value of $2.30 and $2.27 per share, respectively. During the three and six months ended June 30, 2010, we granted stock options to acquire an aggregate of 20,000 and 203,381 shares, respectively, of our common stock to our employees and non-employee directors with an estimated weighted-average grant date fair value of $1.60 and $6.91 per share, respectively. At June 30, 2011, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $1.5 million, which is expected to be recognized over a weighted-average period of 2.73 years.
6.	Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Our components of comprehensive loss consist of net loss and foreign currency translation adjustments. For the six months ended June 30, 2011 and 2010, comprehensive loss was $7.3 million and $4.4 million, respectively.

(8)

7.	Net Loss Per Common Share
Basic and diluted net loss per common share was calculated by dividing the net loss applicable to common stock for the period by the weighted-average number of common shares outstanding during the period, without consideration for our outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. As of June 30, 2011 and 2010, our outstanding common stock equivalents consisted of options, warrants and convertible preferred stock as follows:

	June 30,
	2011	2010
Options	809,525	433,737
Warrants	7,777,988	4,055,030
Convertible preferred stock	—	779,092

	8,587,513	5,267,859

8.	Recent Accounting Pronouncements
In December 2010, the FASB issued ASU No. 2010-29 Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have accounted for our acquisition of SynthRx in April 2011 in accordance with this guidance.
In May 2011, the FASB issued ASU No. 2011-4, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-4”). ASU 2011-4 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We are currently evaluating the requirements of ASU 2011-4 and have not yet determined its impact on our financial statements.
In June 2011, the FASB issued ASU No. 2011-5, Presentation of Comprehensive Income (“ASU 2011-5”). The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 is effective for interim periods and years beginning after December 15, 2011.
9.	Grant Revenue
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

(9)

10.	Supplementary Cash Flow Information
Noncash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 and for the period from inception (June 12, 1996) through June 30, 2011 are as follows:

			Inception
			(June 12, 1996)
	Six months ended June 30,		through
	2011	2010	June 30, 2011
Supplemental disclosures of cash flow information
Interest paid	$—	$1,629	$180,719
Supplemental disclosures of non-cash investing and financing activities:
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	—	—	1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	—	54,260	13,674
Acquisitions	5,885,323	—	30,666,878
Payment of dividends	—	—	213,000
Financial advisor services in connection with private placements	1,061,910	724,286	3,615,464
Acquisition of treasury stock in settlement of a claim	—	—	34,747
Cancellation of treasury stock	—	—	(34,747)
Assumptions of liabilities in acquisitions	301,566	—	1,537,473
Fair value of contingent liabilities, net of contingent assets, recorded due to acquisition	784,419	—	784,419
Acquisition of license agreement for long-term debt	—	—	161,180
Cashless exercise of warrants	—	—	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available-for-sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Cumulative preferred stock dividends	—	7,131,114	13,502,403
11.	Stockholders’ Equity
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

(10)

Warrants
During January 2011, we issued warrants to the investors in our registered direct equity financing and to the placement agent for that financing. See details of the equity financing above.
At June 30, 2011, outstanding warrants to purchase shares of common stock are as follows:

Warrants	Exercise Price	Expiration Date

432,429	$56.5000	July 2012
36,071	$3.7500	June 2014
19,007	$4.4750	July 2014
14,183	$4.0625	August 2014
216,000	$3.6700	October 2014
144,000	$5.8750	October 2014
498,488	$8.7475	July 2012
99,696	$11.9125	June 2014
1,816,608	$3.6500	May 2015
2,046,139	$2.7500	January 2012
2,046,139	$2.7500	January 2016
409,228	$3.4400	April 2015

7,777,988

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
We have devoted substantially all of our resources to research and development, or R&D, or to acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue and have incurred significant losses since inception. We had a loss from operations of $4.4 million for the quarter ended June 30, 2011 and cash of approximately $42.0 million at June 30, 2011.
In November 2010, we submitted a new drug application, or NDA, for Exelbine to the U.S. Food and Drug Administration, or FDA, and in January 2011, we announced that the FDA accepted the Exelbine NDA for filing and established a Prescription Drug User Fee Act, or PDUFA, goal date of September 1, 2011 to finish its review of the Exelbine NDA.
In February 2011, we met with the FDA to discuss ANX-514 and the data package we presented to the FDA to support approval of ANX-514 based on data from our bioequivalence study of ANX-514. The FDA indicated that a randomized safety study comparing ANX-514 and Taxotere®, a branded formulation of docetaxel, would be required to support approval of ANX-514. The study would be primarily descriptive but with a sample size sufficient to demonstrate a comparable safety profile. The FDA recommended that the study also collect data on response rate and duration of response. We are developing a study protocol for and intend to continue discussions with the FDA regarding a single, additional study in which we compare the safety profiles of ANX-514, without routine administration of corticosteroid premedication, and Taxotere, with routine administration of corticosteroid premedication. We believe this single study will provide sufficient clinical data to support an ANX-514 NDA, should the study demonstrate comparable safety profiles between ANX-514 and Taxotere.
In April 2011, we completed our acquisition of SynthRx, Inc., a privately-held company, pursuant to the Agreement and Plan of Merger, dated February 12, 2011, by and among us, SRX Acquisition Corporation, a wholly owned subsidiary of ours, SynthRx and an individual who was a principal stockholder of SynthRx, and SynthRx became a wholly owned subsidiary of ours. SynthRx’s lead product candidate is a novel, purified, rheologic and antithrombotic compound that we are developing as ANX-188. In connection with the completion of the acquisition, we issued 2,800,851 shares of our common stock to the former SynthRx stockholders, 1,938,773 of which are subject to repurchase by us in the event development of ANX-188 does not achieve the First Milestone, as described below, and 200,000 of which are subject to escrow to indemnify us against breaches of representations and warranties in the merger agreement, and we assumed $0.3 million of SynthRx’s transaction expenses, some of which are subject to dispute. We could issue up to an aggregate of 13,478,050 additional shares of our common stock to the former SynthRx stockholders if the development of ANX-188 achieves certain milestones, as described below. Of the shares issuable in connection with achievement of milestones, up to 1,000,000 shares would be issuable upon the dosing of the first patient in a phase 3 clinical study that the FDA has indicated may be sufficient to support approval of a new drug application covering the use of ANX-188 for the treatment of sickle cell crisis in children, or the ANX-188 NDA, which we refer to as the First Milestone; 3,839,400 shares would be issuable upon acceptance for review of the ANX-188 NDA by the FDA, which we refer to as the Second Milestone; and 8,638,650 shares would be issuable upon approval by the FDA of the ANX-188 NDA, which we refer to as the Third Milestone.
We anticipate that our cash as of June 30, 2011 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, we may pursue development and/or commercialization activities for our current or future product candidates, at levels or on timelines, or we may incur unexpected expenses, that shorten the period through which our operating funds will sustain us. We may also acquire new technologies, product candidates and/or products and the cost to acquire, develop and/or commercialize such new technologies, product candidates and/or products may shorten the period through which our operating funds will sustain us. In addition, we may seek to raise substantial additional capital to support activities that we believe will enhance the value of our programs and increase stockholder value. We may not be able to obtain additional financing on a timely basis or on acceptable terms, if at all.

(12)

The FDA has accepted our proposed proprietary name, “Exelbine,” for ANX-530. The FDA’s acceptance of our Exelbine brand name is conditioned upon its review of the Exelbine NDA and its confirmation of the information in the NDA regarding the safety of interchanging Exelbine with other vinorelbine injectable products. We are developing commercial names for our other product candidates. All trademarks, service marks or trade names appearing in this report, including but not limited to Navelbine® and Taxotere®, are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks, trade names, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark, trade name, trade dress or product owners.
Recent Financing
In January 2011, we completed a registered direct equity financing raising gross proceeds of $22.5 million involving the issuance and sale of units consisting of 8,184,556 shares of our common stock, 5-year warrants to purchase up to an aggregate of 2,046,139 shares of our common stock and 1-year warrants to purchase up to an aggregate of 2,046,139 shares of our common stock. We received approximately $21.0 million in net proceeds after deducting the fees and expenses of our placement agent and our other offering expenses. We may receive up to $11.3 million of additional proceeds from the exercise of the warrants issued in this financing. Those warrants have an exercise price of $2.75 per share. The 5-year warrants are exercisable any time on or before January 11, 2016 and the 1-year warrants are exercisable any time on or before January 19, 2012, subject to certain beneficial ownership limitations.
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

(13)

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
Transaction-Related Expenses. Transaction-related expenses consist of legal, accounting, financial and business development advisory fees associated with the evaluation of potential acquisition targets, including SynthRx. Transaction-related expenses also includes any changes in the fair value of contingent consideration associated with the acquisition of SynthRx.
Goodwill. Goodwill is the excess of purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in a business combination. In accordance with U.S. GAAP, goodwill is not amortized. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company completes its annual goodwill impairment test in the fourth quarter of each year.
Intangible Assets. Intangible assets include in-process research and development (IPR&D) related to the acquisition of SynthRx and ANX-188. Under the guidance of Accounting Standards Codification, or ASC, 805, “Business Combinations”, the fair value of in-process research and development is capitalized on the balance sheet until the project is either abandoned and written off or successfully commercialized, at which time the company begins amortizing the fair value over the estimated useful life.
In accordance with previous accounting guidance effective through December 31, 2008, we accounted for the costs associated with any purchased IPR&D as an expense on the statement of operations upon acquisition. These amounts represented an estimate of the fair value of purchased IPR&D for projects that, as of the acquisition date, had not yet reached technological feasibility, had no alternative future use, and had uncertainty in generating future economic benefits. We determined the future economic benefits from the purchased IPR&D to be uncertain until such technology is incorporated into products approved for marketing by the FDA or when other significant risk factors are abated.
Share-based Compensation Expenses. We account for share-based compensation awards granted to employees, including non-employee members of our board of directors, in accordance with ASC 718, “Compensation — Stock Compensation.” Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Estimated forfeiture rates are adjusted to actual amounts as they become known.
We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model, or Black-Scholes model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the price of our common stock as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected share price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, a risk-free interest rate and expected dividends. Our future volatility may differ from our estimated volatility at the grant date.

(14)

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

(15)

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
Comparison of Three Months Ended June 30, 2011 and 2010
Revenue. We recognized no revenue for the three months ended June 30, 2011 and 2010.
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

			January 1, 2005
			through
	Three months ended June 30,		June 30,
	2011	2010	2011
External bioequivalence and clinical trial fees and expenses	$232,859	$18,338	$24,341,154
External nonclinical study fees and expenses (1)	1,017,404	558,175	28,725,684
Personnel costs	152,055	58,520	10,765,360
Share-based compensation expense	(59,745)	(1,267)	2,858,382

Total	$1,342,573	$633,766	$66,690,580

(1)	External nonclinical study fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.
R&D expenses increased by $0.7 million, or approximately 111.8%, to $1.3 million for the three months ended June 30, 2011, compared to $0.6 million for the same period in 2010. The increase in R&D expenses for the three months ended June 30, 2011 compared to the same period in 2010 was due primarily to a $0.5 million increase in external nonclinical study fees and expenses, a $0.2 million increase in external bioequivalence and clinical trial fees and expenses and a $0.1 million increase in personnel costs, offset by a $0.1 million decrease in share-based compensation expense. The increase in external nonclinical study fees and expenses is primarily related to a $0.5 million increase in research related manufacturing expenses for Exelbine. The increase in external bioequivalence and clinical trial fees and expenses is primarily related to increased clinical trial work of $0.1 million for Exelbine and clinical consulting expenses of $0.1 million for ANX-188. The decrease in share-based compensation expense is related to a true up of prior expense based on an updated forfeiture analysis.

(16)

We expect R&D expenses to increase in 2011 relative to 2010 to support development of ANX-514 and ANX-188 and any other technologies and/or product candidates we may acquire, including the potential addition of new clinical, regulatory and manufacturing personnel.
Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased by $0.5 million, or approximately 40.0%, to $1.8 million for the three months ended June 30, 2011, compared to $1.3 million for the same period in 2010. This increase resulted primarily from a $0.2 million increase in personnel costs, mainly due to an accrual for estimated bonus expense related to 2011 performance, and a $0.3 million increase in commercial-readiness activities for Exelbine.
We expect SG&A expenses to increase in 2011 relative to 2010 as we prepare for the commercial launch of Exelbine and, should it be approved, as we launch Exelbine, and any other products we may acquire, including the potential addition of sales and marketing personnel, and to support development of ANX-514 and ANX-188 and any other technologies, product candidates and/or products we may acquire.
Transaction-Related Expenses. Transaction-related expenses were $1.2 million for the three months ended June 30, 2011, compared to $0 for the same period in 2010. Transaction-related expenses for the three months ended June 30, 2011 consisted of $1.0 million related to legal, accounting, financial and business development advisory fees associated with the evaluation of potential acquisition targets, including SynthRx, and $0.2 million related to changes in the fair value of contingent consideration related to the SynthRx acquisition.
Interest and Other Income. Interest income amounted to $10,998 for the three months ended June 30, 2011, compared to $23,308 for the same period in 2010. The decrease in interest income for the three months ended June 30, 2011 was attributable primarily to lower interest rates on invested balances in 2011 as compared to 2010. Even though we raised additional capital through our registered direct equity financings in 2009 through January 2011, we expect that interest income will continue to be low due to negligible interest rates.
Net Loss Applicable to Common Stock. Net loss applicable to common stock was $4.4 million, or $0.17 per share, for the three months ended June 30, 2011, compared to net loss applicable to common stock of $5.0 million, or $0.39 per share, for the same period in 2010. Included in net loss applicable to common stock for the three months ended June 30, 2010 was non-cash deemed dividend expense of $3.1 million related to our May 2010 registered direct equity financing.
Comparison of Six Months Ended June 30, 2011 and 2010
Revenue. We recognized no revenue for the six months ended June 30, 2011 and 2010.
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

	Six months ended June 30,
	2011	2010
External bioequivalence and clinical trial fees and expenses	$323,092	$46,111
External nonclinical study fees and expenses (1)	1,471,013	1,740,260
Personnel costs	221,364	91,038
Share-based compensation expense	(61,603)	(4,314)

Total	$1,953,866	$1,873,095

(1)	External nonclinical study fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.

(17)

R&D expenses increased by $0.1 million, or approximately 4.3%, to $2.0 million for the six months ended June 30, 2011, compared to $1.9 million for the same period in 2010. The increase in R&D expenses for the six months ended June 30, 2011 compared to the same period in 2010 was due primarily to a $0.3 million increase in external bioequivalence and clinical trial fees and expenses, a $0.3 million decrease in external nonclinical study fees and expenses and a $0.1 million increase in personnel costs. The increase in external bioequivalence and clinical trial fees and expenses is primarily related to increased clinical trial work of $0.2 million for Exelbine and clinical consulting expenses of $0.1 million for ANX-188. The decrease in external nonclinical study fees and expenses is primarily related to a $0.5 million decrease in research-related manufacturing expenses for ANX-514 and a $0.4 million decrease in fees for regulatory consulting services related to ANX-514, offset by an increase of $0.5 million in research-related manufacturing expenses for Exelbine and an increase of $0.1 million in analytical development expenses for ANX-188.
We expect R&D expenses to increase in 2011 relative to 2010 to support development of ANX-514 and ANX-188 and any other technologies and/or product candidates we may acquire, including the potential addition of new clinical, regulatory and manufacturing personnel.
Selling, General and Administrative Expenses. SG&A expenses increased by $0.9 million, or approximately 37.1%, to $3.4 million for the six months ended June 30, 2011, compared to $2.5 million for the same period in 2010. This increase resulted primarily from a $0.4 million increase in personnel costs, mainly due to an accrual for estimated bonus expense related to 2011 performance and additional staff hired in 2011, and a $0.5 million increase in commercial-readiness activities for Exelbine.
We expect SG&A expenses to increase in 2011 relative to 2010 as we prepare for the commercial launch of Exelbine and, should it be approved, as we launch Exelbine, and any other products we may acquire, including the potential addition of sales and marketing personnel, and to support development of ANX-514 and ANX-188 and any other technologies, product candidates and/or products we may acquire.
Transaction-Related Expenses. Transaction-related expenses were $2.0 million for the six months ended June 30, 2011, compared to $0 for the same period in 2010. Transaction-related expenses for the six months ended June 30, 2011 consisted of $1.8 million related to legal, accounting, financial and business development advisory fees associated with the evaluation of potential acquisition targets, including SynthRx, and $0.2 million related to changes in the fair value of contingent consideration related to the SynthRx acquisition.
Interest and Other Income. Interest income amounted to $43,869 for the six months ended June 30, 2011, compared to $41,748 for the same period in 2010. The small increase in interest income for the six months ended June 30, 2011 was attributable primarily to overall larger invested balances in 2011 as compared to 2010. Even though we raised additional capital through our registered direct equity financings in 2009 through January 2011, we expect that interest income will continue to be low due to negligible interest rates.
Net Loss Applicable to Common Stock. Net loss applicable to common stock was $7.3 million, or $0.30 per share, for the six months ended June 30, 2011, compared to net loss applicable to common stock of $10.0 million, or $0.86 per share, for the same period in 2010. Included in net loss applicable to common stock for the six months ended June 30, 2010 was non-cash deemed dividend expense of $5.6 million related to our January and May 2010 registered direct equity financings.
Liquidity and Capital Resources
We have a history of annual losses from operations and we have funded our operations primarily through sales of our equity securities. We had a net loss of $4.4 million for the three months ended June 30, 2011 and cash of approximately $42.0 million as of June 30, 2011.
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
For a more detailed discussion of our 2010 and 2011 equity financings, see Note 11, “Stockholders’ Equity,” in the Notes to Condensed Consolidated Financial Statements (Unaudited) in this report.
For a discussion of our liquidity and capital resources outlook, see “Management Outlook” below.

(18)

Operating activities. Net cash used in operating activities was $7.0 million for the six months ended June 30, 2011 compared to $5.2 million for the same period in 2010. The increase in cash used in operating activities was primarily due to a higher net loss in 2011 as compared to 2010 ($3.0 million) and a loss on the change in fair value of contingent consideration ($0.2 million), offset by lower share-based compensation expense ($0.2 million) and changes in assets and liabilities ($1.2 million), primarily due to an increase in accounts payable and accrued liabilities.
Investing activities. Net cash used in investing activities was $11,903 for the six months ended June 30, 2011 compared to $6,780 for the same period in 2010. The difference was primarily due to an increase in purchases of property and equipment, which was offset by the receipt of proceeds from the sale of property and equipment.
Financing activities. Net cash provided by financing activities was $21.0 million for the six months ended June 30, 2011 compared to $27.7 million for the same period in 2010. The cash provided by financing activities for the six months ended June 30, 2011 reflects net proceeds of $21.0 million from our January 2011 registered direct equity financing. The cash provided by financing activities for the six months ended June 30, 2010 reflects adjusted net proceeds of $27.4 million from our January and May 2010 registered direct equity financings and proceeds of $0.3 million from the exercise of warrants issued in our June 2009 registered direct equity financing.
Management Outlook
We anticipate that our cash as of June 30, 2011 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, our future capital uses and requirements will be affected by numerous forward-looking factors that, depending on their actual outcome, could shorten or extend the period through which our operating funds will sustain us. These factors include, but are not limited to: the extent to which we acquire new technologies, product candidates, products or businesses; the scope, prioritization and number of development and/or commercialization programs we pursue; the rate of progress and costs of development and regulatory approval activities associated with our product candidates, including conducting manufacturing process development activities and manufacturing clinical trial material; the rate of progress and costs to comply with post-approval requirements imposed on our products candidates, should any be approved; the extent to which we partner or collaborate with third parties to develop, seek regulatory approval of and commercialize our product candidates or products, or sell or license our product candidates or products to others; the costs and timing of acquiring and/or developing sales, marketing and distribution capabilities and associated regulatory compliance and administrative capabilities to commercialize Exelbine in the U.S., regardless of whether Exelbine is ultimately approved by the FDA; the costs and timing of acquiring or developing similar commercialization capabilities for other of our current product candidates, and any product candidates or products we may acquire in the future, and whether any of our product candidates for which we receive regulatory approval, if any, achieve broad market acceptance. In addition, as of August 4, 2011, we have only 11 full-time employees and one part-time employee and rely on third parties to perform many essential services for us. Increasing the size of our workforce will also impact the period through which our operating funds will sustain us, but the timing and extent to which we do so is difficult to predict as it will be influenced by the rate of progress of development and regulatory approval of our product candidates and whether we partner them, as well as the extent to which we acquire and develop new technologies, product candidates, products or businesses.
We continue to undertake commercial-readiness activities with respect to Exelbine to prepare for its launch in the U.S., should the FDA approve our Exelbine NDA. In preparing for the potential commercial launch of Exelbine, we have developed and expect to continue to develop and/or acquire internal marketing, distribution and sales capabilities and associated regulatory compliance capabilities, as well as contract with third parties to supplement and enhance our internal capabilities. Such activities may result in a substantial increase in our workforce during the remainder of 2011. Our preliminary estimate of Exelbine commercialization-related expenses for the remainder of 2011 is approximately $3.0 million. We believe our recurring sales and marketing expenses for Exelbine will be less than $10 million annually.
We also continue to develop ANX-514 following our February 2011 meeting with the FDA. We are in the process of developing a protocol for an ANX-514 safety study for submission to the FDA. We believe this study will provide sufficient clinical data to support an ANX-514 NDA, should the study demonstrate comparable safety profiles between ANX-514 and Taxotere. In 2011, we expect to use our capital to develop the study protocol, conduct manufacturing process development activities and manufacture the clinical trial material that would enable us to initiate the study in 2012, should we reach agreement with the FDA as to the study protocol. In parallel, we also expect to continue to pursue partnering and other strategic opportunities for ANX-514, including its sale or exclusive license to a third party. However, partnering and other strategic options may not be available on acceptable terms, if at all. As our discussions with the FDA progress, if we determine the anticipated capital requirements associated with continued development of ANX-514 are not financially justifiable, we may determine to discontinue this program.

(19)

In April 2011, we completed our acquisition of SynthRx, Inc. and SynthRx became a wholly owned subsidiary of ours. SynthRx’s lead product candidate is a novel, purified, rheologic and antithrombotic compound that we are developing as ANX-188. Initially, we are developing ANX-188 as a first-in-class treatment for pediatric patients with sickle cell disease in acute crisis, and, if we are able to reach agreement with the FDA on a study protocol on a timely basis, we may initiate a phase 3 clinical trial of ANX-188 for that indication in 2012. In parallel, we expect to prepare to initiate a clinical trial, including conducting manufacturing process development activities and manufacturing clinical material, which could enable us to initiate it in 2012. We have and may continue to increase our workforce in connection with our development of ANX-188. Until we reach agreement with the FDA, we cannot forecast with any degree of certainty the costs that would be associated with our development of ANX-188 for the treatment of pediatric patients with sickle cell disease in acute crisis. However, our preliminary estimate of third party costs related to this development program through submission of an NDA is approximately $15 million to $25 million.
In connection with the completion of the SynthRx acquisition, we issued 2,800,851 shares of our common stock to the former SynthRx stockholders, 1,938,773 of which are subject to repurchase by us in the event development of ANX-188 does not achieve the First Milestone and 200,000 of which are subject to escrow to indemnify us against breaches of representations and warranties in the merger agreement, and we assumed $0.3 million of SynthRx’s transaction expenses, some of which are subject to dispute. We could issue up to an aggregate of 13,478,050 additional shares of our common stock to the former SynthRx stockholders if the development of ANX-188 achieves the First Milestone, Second Milestone and Third Milestone.
We continue to evaluate additional opportunities to expand our product pipeline and may do so through one or more in-license, asset acquisition or merger transactions. We continue to believe that, due to a challenging capital raising environment, many drug development programs with substantial potential currently are available at attractive valuations. The process of identifying and evaluating various opportunities may be lengthy and complex and divert management’s attention from our current development programs, and we may not be able to acquire or acquire rights to additional technologies, product candidates and/or products on acceptable terms, or at all. We have limited resources to identify, evaluate and negotiate the acquisition of new technologies, product candidates and/or products or rights thereto and to integrate them into our current infrastructure. Supplementing our current resources to complete one or more transactions may be costly. We anticipate that our capital requirements will increase in future periods if we are successful in expanding our product pipeline.
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

(20)

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

(21)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Under the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, as a smaller reporting company we are not required to provide the information required by this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.
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

ADVENTRX Pharmaceuticals, Inc.
Date: August 8, 2011	By:	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Patrick L. Keran
Patrick L. Keran
President and Chief Operating Officer (Principal Financial Officer)

(23)

EXHIBIT INDEX

Exhibit		Description

2.1	(1) †	Agreement and Plan of Merger, dated February 12, 2011, by and among the registrant, SRX Acquisition Corporation, SynthRx, Inc. and, solely with respect to Sections 2 and 8, the Stockholders’ Agent.

10.1	(1) †	Stockholders’ Voting and Transfer Restriction Agreement, dated February 12, 2011, by and among the registrant, each of the principal stockholders of SynthRx, Inc. and, solely with respect to Section 3(c), the Stockholders’ Agent.

10.2	(1) †	License Agreement, dated June 8, 2004, between SynthRx, Inc. and CytRx Corporation, as amended by that certain Letter Agreement Re: Amendment to License Agreement, dated August 3, 2006, and that certain Agreement and Amendment No. 2 to License Agreement, dated December 1, 2010.

10.3	(2) #	ADVENTRX Pharmaceuticals, Inc. Amended and Restated 2008 Omnibus Incentive Plan.

10.4	(2) #	Form of [Non-Statutory][Incentive] Stock Option Grant Agreement (for consultants/employees) under the Amended and Restated 2008 Omnibus Incentive Plan.

10.5	(2) #	Form of Non-Statutory Stock Option Grant Agreement — Director under the Amended and Restated 2008 Omnibus Incentive Plan.

31.1		Certification of principal executive officer pursuant to Rules 13a-14(a)/15d-14(a).

31.2		Certification of principal financial officer pursuant to Rules 13a-14(a)/15d-14(a).

32.1	*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates that confidential treatment has been requested or granted to certain portions, which portions have been omitted and filed separately with the SEC.

#	Indicates management contract or compensatory plan.

*
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**
Pursuant to Rule 406T of regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed with the registrant’s Current Report on Form 8-K on April 11, 2011 (SEC file number 001-32157-11752769).

(2)	Filed with the registrant’s Form S-8 Registration Statement on June 16, 2011 (SEC file number 333-174940-11914946).