Form 10-Q
period 2011-09-30
ADVENTRX PHARMACEUTICALS INC
filed 2011-11-08
CIK 1160308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of November 3, 2011 was 26,465,709.

Page

PART I FINANCIAL INFORMATION	1

Item 1. Financial Statements (Unaudited)	1

a. Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	1

b. Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and for the period from inception (June 12, 1996) through September 30, 2011	2

c. Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010 and for the period from inception (June 12, 1996) through September 30, 2011	3

d. Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

PART II OTHER INFORMATION	23

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. (Removed and Reserved)	23

Item 5. Other Information	23

Item 6. Exhibits	23

SIGNATURES	24

Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

(i)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010 (1)
Assets
Current assets:
Cash and cash equivalents	$32,768,888	$27,978,823
Short-term investments	5,522,955	—
Interest and other receivables	6,869	1,980
Contingent asset	178,366	—
Prepaid expenses	560,802	428,276

Total current assets	39,037,880	28,409,079

Property and equipment, net	235,527	44,254
In-process research and development	6,549,000	—
Goodwill	403,795	—
Other assets	48,311	33,484

Total assets	$46,274,513	$28,486,817

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$489,200	$479,780
Accrued liabilities	1,312,882	864,857
Accrued compensation and payroll taxes	675,715	456,839
Contingent liability	644,000	—

Total current liabilities	3,121,797	1,801,476

Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 26,465,709 and 15,480,302 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	26,466	15,480
Additional paid-in capital	210,166,429	182,798,982
Accumulated other comprehensive loss	(23,103)	—
Deficit accumulated during the development stage	(167,017,076)	(156,129,121)

Total stockholders’ equity	43,152,716	26,685,341

Total liabilities and stockholders’ equity	$46,274,513	$28,486,817

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

(1)

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					Inception
					(June 12, 1996)
	Three months ended September 30,		Nine months ended September 30,		through
	2011	2010	2011	2010	September 30, 2011

Licensing revenue	$—	$—	$—	$—	$1,300,000
Net sales	—	—	—	—	174,830
Grant revenue	—	—	—	—	618,692

Total net revenue	—	—	—	—	2,093,522

Cost of sales	—	—	—	—	51,094

Gross margin	—	—	—	—	2,042,428

Operating expenses:
Research and development	2,050,314	918,309	4,004,180	2,791,404	76,215,147
Selling, general and administrative	1,981,869	944,950	5,379,723	3,422,843	58,336,937
Transaction-related expenses	(487,836)	—	1,541,087	—	1,871,456
Depreciation and amortization	8,498	4,879	28,735	16,526	10,926,353
In-process research and development	—	—	—	—	10,422,130
Impairment loss	—	—	—	—	5,702,130
Equity in loss of investee	—	—	—	—	178,936

Total operating expenses	3,552,845	1,868,138	10,953,725	6,230,773	163,653,089

Loss from operations	(3,552,845)	(1,868,138)	(10,953,725)	(6,230,773)	(161,610,661)
Loss on fair value of warrants	—	—	—	—	(12,239,688)
Interest income	7,343	26,258	51,212	68,006	4,733,273
Interest expense	(272)	—	(272)	(1,629)	(180,991)
Other income (expense)	6,448	(2,019)	14,830	(2,019)	78,205

Loss before cumulative effect of change in accounting principle	(3,539,326)	(1,843,899)	(10,887,955)	(6,166,415)	(169,219,862)

Cumulative effect of change in accounting principle	—	—	—	—	(25,821)

Net loss	(3,539,326)	(1,843,899)	(10,887,955)	(6,166,415)	(169,245,683)

Preferred stock dividends	—	—	—	—	(621,240)
Deemed dividends on preferred stock	—	—	—	(5,639,796)	(10,506,683)

Net loss applicable to common stock	$(3,539,326)	$(1,843,899)	$(10,887,955)	$(11,806,211)	$(180,373,606)

Net loss per common share — basic and diluted	$(0.13)	$(0.13)	$(0.43)	$(0.94)

Weighted average shares — basic and diluted	26,465,709	14,701,216	25,170,734	12,593,971

See accompanying notes to unaudited condensed consolidated financial statements.

(2)

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Inception
			(June 12, 1996)
	Nine months ended September 30,		through
	2011	2010	September 30, 2011

Cash flows from operating activities:

Net loss	$(10,887,955)	$(6,166,415)	$(169,245,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,735	16,526	10,476,355
(Gain) loss on disposals of fixed assets	(2,973)	2,019	56,812
Loss on fair value of warrants	—	—	12,239,688
Gain on change in fair value of contingent consideration	(318,785)	—	(318,785)
Expenses related to share-based compensation	533,704	604,772	9,757,646
Expense related to stock options issued to non-employees	—	—	204,664
Expenses paid by issuance of common stock	—	—	1,341,372
Expenses paid by issuance of warrants	—	—	573,357
Expenses paid by issuance of preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Accretion of discount on investments in securities	—	—	(1,604,494)
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write-off of goodwill	—	—	5,702,130
Equity in loss of investee	—	—	178,936
In-process research and development	—	—	10,422,130
Write-off of license agreement	—	—	152,866
Write-off of assets available-for-sale	—	—	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Changes in assets and liabilities, net of effect of acquisitions:
Increase in prepaid expenses and other assets	(154,146)	(186,929)	(865,256)
Increase (decrease) in accounts payable and accrued liabilities	374,755	(1,277,316)	2,352,939

Net cash used in operating activities	(10,426,665)	(7,007,343)	(117,206,965)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(111,183,884)
Proceeds from sales and maturities of short-term investments	—	—	112,788,378
Purchases of property and equipment	(208,982)	(6,780)	(1,267,849)
Proceeds from sale of property and equipment	12,635	1,700	66,920
Purchase of certificate of deposits	(5,523,201)	—	(6,539,531)
Maturity of certificate of deposits	—	—	1,016,330
Payment on obligation under license agreement	—	—	(106,250)
Cash acquired from acquisitions, net of cash paid	—	—	32,395
Issuance of note receivable — related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by (used in) investing activities	(5,719,548)	(5,080)	(4,702,448)

(3)

			Inception
			(June 12, 1996)
	Nine months ended September 30,		through
	2011	2010	September 30, 2011
Cash flows from financing activities:
Proceeds from sale of preferred stock	—	30,453,227	44,474,720
Proceeds of restricted cash for preferred stock dividends	—	633,008	633,008
Proceeds from sale of common stock	22,507,529	—	106,658,871
Proceeds from exercise of stock options	—	—	712,367
Proceeds from sale or exercise of warrants	—	317,444	14,714,258
Payment to escrow for preferred stock dividends obligation	—	(633,008)	(633,008)
Repurchase of warrants	—	—	(55,279)
Payments for financing and offering costs	(1,548,123)	(3,093,733)	(12,542,171)
Payments on notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718
Cash paid in lieu of fractional shares for reverse stock split	—	(146)	(146)

Net cash provided by financing activities	20,959,406	27,676,792	154,701,429

Effect of exchange rate changes on cash	(23,128)	—	(23,128)

Net increase in cash and cash equivalents	4,790,065	20,664,369	32,768,888
Cash and cash equivalents at beginning of period	27,978,823	8,667,404	—

Cash and cash equivalents at end of period	$32,768,888	$29,331,773	$32,768,888

See accompanying notes to unaudited condensed consolidated financial statements.

(4)

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
ADVENTRX Pharmaceuticals, Inc., a Delaware corporation (“ADVENTRX,” “we,” “our” or the “Company”), prepared the unaudited interim condensed consolidated financial statements included in this report in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual audited financial statements and should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on March 10, 2011 (“2010 Annual Report”). The condensed consolidated balance sheet as of December 31, 2010 included in this report has been derived from the audited consolidated financial statements included in the 2010 Annual Report. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year.
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
3. Acquisition of SynthRx
On February 12, 2011, we entered into an agreement and plan of merger (the “Merger Agreement”) to acquire SynthRx, Inc., a privately-held Delaware corporation, in exchange for shares of our common stock as described below. The transaction was completed on April 8, 2011 and SynthRx became a wholly owned subsidiary of ADVENTRX. The acquisition is accounted for as a business combination.
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
(iii) up to 1,000,000 shares of ADVENTRX’s common stock (the “First Milestone Shares”), which shares will be issued, if at all, upon achievement of the First Milestone (the “First Milestone Payment”); provided, however, that in the event the First Milestone is achieved prior to the first anniversary of the closing of the merger, 20% of the First Milestone Payment shall be deposited into escrow (the “First Milestone Escrow Amount,” and together with the Closing Escrow Amount, the “Escrow Amount”). The “First Milestone” means the dosing of the first patient in a phase 3 clinical study carried out pursuant to a protocol that is mutually agreed to by SynthRx and ADVENTRX; provided, however, that the number of evaluable patients planned to target statistical significance with a p value of 0.01 in the primary endpoint shall not exceed 250 (unless otherwise

(5)

mutually agreed) (the “First Protocol”). In the event that the FDA indicates that a single phase 3 clinical study will not be adequate to support approval of a new drug application covering the use of ANX-188 for the treatment of sickle cell crisis in children (the “ANX-188 NDA”), “First Milestone” shall mean the dosing of the first patient in a phase 3 clinical study carried out pursuant to a protocol that (a) is mutually agreed to by SynthRx and ADVENTRX as such and (b) describes a phase 3 clinical study that the FDA has indicated may be sufficient, with the phase 3 clinical study described in the First Protocol, to support approval of the ANX-188 NDA. The amount of shares that becomes issuable upon achievement of the First Milestone may be reduced by up to 75%, or 750,000 shares, based on the timing of achievement of the First Milestone and whether and the extent to which the number of evaluable patients planned to target statistical significance with a p value of 0.01 in the primary endpoint exceeds 250 patients, unless otherwise agreed;
(iv) 3,839,400 shares of ADVENTRX’s common stock (the “Second Milestone Shares”), which shares will be issued, if at all, upon achievement of the Second Milestone (the “Second Milestone Payment”). The “Second Milestone” means the acceptance for review of the ANX-188 NDA by the FDA; and
(v) 8,638,650 shares of ADVENTRX’s common stock (the “Third Milestone Shares,” and together with the First Milestone Shares and the Second Milestone Shares, the “Milestone Shares”), which shares will be issued, if at all, upon achievement of the Third Milestone (the “Third Milestone Payment,” and together with the First Milestone Payment and the Second Milestone Payment, the “Milestone Payments”). The “Third Milestone” means the approval by the FDA of the ANX-188 NDA.
The Subject to Vesting Shares were issued on April 8, 2011 and classified as equity. However, ADVENTRX may repurchase up to 75% of the Subject to Vesting Shares, or 1,454,079 shares, for $0.001 per share based on whether the First Milestone is achieved, the timing of its achievement and whether and the extent to which the number of evaluable patients planned to target statistical significance with a p value of 0.01 in the primary endpoint of the clinical trial associated with achievement of the First Milestone exceeds 250 patients, unless otherwise agreed. The fair value related to the number of such shares that may be repurchased was accounted for as a contingent asset. The fair value of the contingent asset will be remeasured at each reporting date until the arrangement is settled.
The Milestone Payments constitute contingent consideration because our obligation to make the Milestone Payments is contingent on future events. In order to determine the classification of the contingent consideration as a liability or equity, ADVENTRX reviewed Accounting Standards Codification (“ASC”) 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity.” ASC 815-40 requires that contingent consideration arrangements that include potential net cash settlements or variable provisions should be classified as a liability. Classification as a liability requires fair value measurement initially and subsequently at each reporting date. Changes in the fair value of contingent consideration are recognized in earnings until the contingent consideration arrangement is settled. Classification as equity requires fair value measurement initially and there are no subsequent re-measurements. Settlement of equity-classified contingent consideration is accounted for within equity.
The fair value of the contingent consideration for the First Milestone was recorded as a liability as there is variability with respect to the number of shares that ultimately may be issued based on the timing of achievement of the First Milestone and whether and the extent to which the number of evaluable patients planned to target statistical significance with a p value of 0.01 in the primary endpoint of the clinical trial associated with achievement of the First Milestone exceeds 250 patients. The fair value of the contingent consideration for the First Milestone will be remeasured at each reporting date until the arrangement is settled. The fair values of the contingent consideration for the Second Milestone and the Third Milestone were recorded as equity as there is no net cash settlement provision and the number of shares that ultimately may be issued upon achievement of each of those milestones is fixed.
The remeasurement of the fair values for the contingent asset and liability at September 30, 2011 resulted in a net $0.5 million reduction to transaction-related expenses for the quarter ended September 30, 2011.
Based on the fair value of the Closing Shares and the Milestone Payments (which is based upon the number of shares to be issued at the time of achievement of each milestone, the probability of achievement for each milestone, the estimated date of achievement for each milestone and the estimated market price of a share of common stock of ADVENTRX on the estimated date of achievement for each milestone), the total preliminary estimated purchase price was approximately $6.7 million.

(6)

The elements of the total preliminary estimated purchase price of the acquisition were as follows:

		Probability
	Shares Issued /	Weighted
Event	To Be Issued	Fair Value

Initial consideration (Fully Vested Shares)	862,078	$2,017,263
Initial consideration (Subject to Vesting Shares)	1,938,773	2,103,375
First Milestone — dosing of first patient	1,000,000	1,084,900
Second Milestone — NDA acceptance	3,839,400	733,403
Third Milestone — FDA approval	8,638,650	730,801

Total	16,278,901	$6,669,742

Under the acquisition method of accounting, we recorded the net tangible and intangible assets and liabilities acquired based on their estimated fair values on April 8, 2011, the date we completed the acquisition of SynthRx. The following table summarizes the net tangible and intangible assets and liabilities acquired:

Net tangible assets acquired	$18,513
Net tangible liabilities assumed	(301,566)
Acquired intangibles:
In-process research and development	6,549,000
Goodwill	403,795

Total preliminary estimated purchase price	$6,669,742

A value of $0.4 million, representing the difference between the total preliminary estimated purchase price and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed, was recorded as goodwill. ADVENTRX acquired SynthRx to expand its product pipeline, enter into new therapeutic areas and address unmet market needs. These are among the factors that contributed to a purchase price for the SynthRx acquisition that resulted in the recognition of goodwill.
The following unaudited pro forma information presents the condensed consolidated results of operations of ADVENTRX and SynthRx as if the acquisition had occurred on January 1, 2010:

	Nine months ended September 30,
	2011	2010
Revenues	$—	$—
Loss from operations	(10,222,478)	(7,413,324)
Net loss applicable to common stock	(10,156,682)	(12,988,626)

The pro forma condensed consolidated financial information includes the following adjustments directly attributable to the acquisition:

	Nine months ended September 30,
	2011	2010
Transaction-related expenses	(1,071,090)	1,071,090
The pro forma information is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on the date indicated. In addition, it does not purport to project the future operating results of the combined entity. The pro forma condensed consolidated financial information is presented for illustrative purposes only.
The operations of SynthRx were fully integrated into our operations as of the closing of the acquisition. Accordingly, we do not present SynthRx’s expenses separately.

(7)

4. Investments
We account for and report our investments in accordance with ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.” Short-term investments are marketable securities with maturities of less than one year from the balance sheet date. All of our short-term investments are under the custodianship of a major financial institution and comprised of marketable securities consisting primarily of FDIC-insured certificates of deposit. Our policy is to protect the principal value of our investment portfolio.
Our marketable securities are classified as “available-for-sale” and stated at fair value, with net unrealized gains or losses recorded as a component of accumulated other comprehensive income (expense). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. Realized gains and losses on available-for-sale securities are included in other income (loss). The cost basis of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income. Marketable securities are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, then the investment basis would be written down to fair value and the write-down would be included in earnings as a loss.
At September 30, 2011, the fair value of our short-term investments was $5,522,955. The cost basis of such investments was $5,523,201 and unrealized gains were $25.
5. Fair Value of Financial Instruments
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
The fair values at September 30, 2011 of our short-term investments and our contingent asset and contingent liability related to the SynthRx acquisition are summarized in the following table:

	September 30, 2011
	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)

Short-term investments	$5,522,955	$5,522,955	$—	$—
Contingent asset	$178,366	$—	$—	$178,366
Contingent liability	$(644,000)	$—	$—	$(644,000)
A reconciliation of the contingent asset and liability that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) in the nine months ended September 30, 2011 is as follows:

	Nine months ended September 30, 2011
	Contingent Asset	Contingent Liability
Beginning balance	$—	$—
Net purchases, issuances, sales and settlements	300,481	(1,084,900)
Total net unrealized gains (losses) included in earnings	(122,115)	440,900
Total net unrealized gains (losses) included in other comprehensive income	—	—
Transfers into level 3 (gross)	—	—
Transfers out of level 3 (gross)	—	—

Ending balance	$178,366	$(644,000)

(8)

6. Accrued Liabilities
Accrued liabilities at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Accrued contracts and study expenses	$860,525	$381,309
Accrued acquisition costs	225,667	—
Other accrued liabilities	226,690	483,548

Total accrued liabilities	$1,312,882	$864,857

7. Share-Based Compensation Expense
Estimated share-based compensation expense related to equity awards granted to our employees and non-employee directors for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Selling, general and administrative expense	$307,842	$154,041	$578,087	$610,329
Research and development expense	17,219	(1,243)	(44,383)	(5,557)

Share-based compensation expense before taxes	325,061	152,798	533,704	604,772
Related income tax benefits	—	—	—	—

Share-based compensation expense	$325,061	$152,798	$533,704	$604,772

Net share-based compensation expense per common share — basic and diluted	$0.01	$0.01	$0.02	$0.05

There were no employee or non-employee director stock options exercised during the three and nine months ended September 30, 2011 and 2010. During the three and nine months ended September 30, 2011, we granted stock options to acquire an aggregate of 767,500 and 1,180,959 shares, respectively, of our common stock to our employees and non-employee directors with an estimated weighted-average grant date fair value of $3.21 and $2.88 per share, respectively. During the three and nine months ended September 30, 2010, we granted stock options to acquire an aggregate of 0 and 203,381 shares, respectively, of our common stock to our employees and non-employee directors with an estimated weighted-average grant date fair value of $0 and $6.91 per share, respectively. At September 30, 2011, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $3.2 million, which is expected to be recognized over a weighted-average period of 3.21 years.
8. Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the three and nine months ended September 30, 2011 and 2010, comprehensive loss was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(3,539,326)	$(1,843,899)	$(10,887,955)	$(11,806,211)
Unrealized gains on marketable securities	25	—	25	—
Foreign currency translation adjustments	(30,594)	—	(23,128)	—

Comprehensive loss	$(3,569,895)	$(1,843,899)	$(10,911,058)	$(11,806,211)

(9)

9. Net Loss Per Common Share
Basic and diluted net loss per common share was calculated by dividing the net loss applicable to common stock for the period by the weighted-average number of common shares outstanding during the period, without consideration for our outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. At September 30, 2011 and 2010, our outstanding common stock equivalents consisted of options, warrants and convertible preferred stock as follows:

	September 30,
	2011	2010
Options	1,553,692	421,737
Warrants	7,777,988	4,055,030
Convertible preferred stock	—	779,092

	9,331,680	5,255,859

10. Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29 Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have accounted for our acquisition of SynthRx in April 2011 in accordance with this guidance.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We are currently evaluating the requirements of ASU 2011-04 and have not yet determined its impact on our financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim periods and years beginning after December 15, 2011. We do not believe our adoption of the new guidance in the first quarter of 2012 will have an impact on our consolidated financial position, results of operations or cash flows.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to reduce cost and complexity of the annual goodwill impairment test by providing companies the option of performing a qualitative assessment to determine whether further impairment testing is necessary. Under the amendments in ASU 2011-08, an entity may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. An entity is required to perform step one of the two-step annual goodwill impairment test only if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We have elected to early adopt ASU No. 2011-08 and have utilized this revised standard for our annual goodwill impairment test performed as of September 30, 2011. No impairment was noted.

(10)

11. Grant Revenue
In November 2010, the Internal Revenue Service notified us that an aggregate amount of $488,959 in grants had been awarded to us under the qualifying therapeutic discovery project program established under Section 48D of the Internal Revenue Code as a result of the Patient Protection and Affordable Care Act of 2010. We submitted applications in July 2010 for qualified investments we made, or expected to make, in 2009 and 2010 in our Exelbine™ and ANX-514 programs, and a grant in the amount of $244,479 was approved for each of those programs. These grants are not taxable for federal income tax purposes. We received full payment of the grants in November 2010, all of which we recognized as revenue in the three month period ended December 31, 2010 because the criteria under our revenue recognition policy were met in that period.
12. Supplementary Cash Flow Information
Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 and for the period from inception (June 12, 1996) through September 30, 2011 are as follows:

			Inception
			(June 12, 1996)
	Nine months ended September 30,		through
	2011	2010	September 30, 2011
Supplemental disclosures of cash flow information Interest paid	$—	$1,629	$180,719
Supplemental disclosures of non-cash investing and financing activities:
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	—	—	1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	—	54,260	13,674
Acquisitions	5,885,323	—	30,666,878
Payment of dividends	—	—	213,000
Financial advisor services in connection with private placements	1,061,910	724,286	3,615,464
Acquisition of treasury stock in settlement of a claim	—	—	34,747
Cancellation of treasury stock	—	—	(34,747)
Assumptions of liabilities in acquisitions	301,566	—	1,537,473
Fair value of contingent liabilities, net of contingent assets, recorded due to acquisition	784,419	—	784,419
Acquisition of license agreement for long-term debt	—	—	161,180
Unrealized (gain)/loss on short-term investments	(25)	—	(25)
Cashless exercise of warrants	—	—	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available-for-sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Cumulative preferred stock dividends	—	7,140,389	13,502,403
13. Stockholders’ Equity
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

(11)

Warrants
During January 2011, we issued warrants to the investors in our registered direct equity financing and to the placement agent for that financing. See details of the equity financing above.
At September 30, 2011, outstanding warrants to purchase shares of common stock are as follows:

Warrants	Exercise Price	Expiration Date

432,429	$56.5000	July 2012
36,071	$3.7500	June 2014
19,007	$4.4750	July 2014
14,183	$4.0625	August 2014
216,000	$3.6700	October 2014
144,000	$5.8750	October 2014
498,488	$8.7475	July 2012
99,696	$11.9125	June 2014
1,816,608	$3.6500	May 2015
2,046,139	$2.7500	January 2012
2,046,139	$2.7500	January 2016
409,228	$3.4400	April 2015

7,777,988

(12)

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
Overview and Recent Developments
We are a specialty pharmaceutical company focused on developing proprietary product candidates. Our current lead product candidates are ANX-188, a novel, purified, rheologic and antithrombotic compound, which we initially are developing as a first-in-class treatment for pediatric patients with sickle cell disease in acute crisis, and ANX-514, a novel, detergent-free formulation of the chemotherapy drug docetaxel.
We have devoted substantially all of our resources to research and development, or R&D, and to acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue and have incurred significant losses since inception. We had a loss from operations of $11.0 million for the nine months ended September 30, 2011 and cash, cash equivalents and short-term investments of approximately $38.3 million at September 30, 2011.
ANX-188. We acquired ANX-188 (purified poloxamer 188) in April 2011 as part of our acquisition of SynthRx, Inc. We believe ANX-188 is a late-stage product candidate that restores hydration lattices and minimizes the cascade of adhesive, inflammatory and coagulation responses that cause adhesion of cells, impaired blood flow and tissue ischemia. ANX-188 may have numerous applications as a cytoprotective, rheologic, antithrombotic and anti-inflamatory agent. Initially, we are developing ANX-188 as a first-in-class treatment for pediatric patients with sickle cell disease in acute crisis. We plan to meet with the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2011 with the goal of reaching agreement on key aspects of our planned phase 3 pediatric study of ANX-188 in sickle cell crisis and to discuss our overall development plan for ANX-188 in that indication. In addition, we plan to meet with the FDA in the first quarter of 2012 to discuss the manufacture of ANX-188 for clinical trial material in connection with our planned phase 3 study and for commercial product.
ANX-514. In October 2011, we met with the FDA to discuss our clinical development plans for ANX-514 (docetaxel for injectable emulsion), a detergent-free reformulation of Taxotere® (docetaxel), and the FDA agreed that the clinical trial we proposed, which we refer to as Study 514-02, would generate sufficient clinical data to support approval of ANX-514 without requiring corticosteroid premedication. Study 514-02 will be a randomized, open-label, multicenter, non-inferiority study comparing ANX-514, administered without corticosteroid premedication, and Taxotere, administered with corticosteroid premedication in accordance with its label, in the treatment of non-small cell lung cancer after failure of prior platinum-based therapy. Approximately 400 patients will be enrolled and treated until evidence of progressive disease, unacceptable toxicity, withdrawal of consent, or other withdrawal criteria are met. The primary objective of Study 514-02 will be to compare the incidence of fluid retention between study arms. The secondary objectives will be to compare ANX-514 and Taxotere in terms of overall safety profile, objective response rate, duration of response, progression-free survival and overall survival. We believe that elimination of the high-dose corticosteroid premedication required for treatment with Taxotere would represent a significant benefit to cancer patients, particularly those who have diabetes or a predisposition to hyperglycemia, who we estimate constitute one-third of the patients who receive Taxotere. Corticosteroids expose cancer patients to otherwise unnecessary and costly complications, such as hyperglycemia, immunosuppression and insomnia. We believe ANX-514 has the potential to improve the tolerability and safety of docetaxel treatment while eliminating toxicities associated with the presence of the polysorbate 80 detergent in Taxotere and complications associated with the Taxotere premedication regimen. We plan to initiate Study 514-02 in 2012.
Exelbine™. Until recently, we were also pursuing FDA approval of Exelbine, our novel emulsion formulation of the chemotherapy drug vinorelbine. In November 2010, we submitted a NDA for Exelbine to the FDA and in August 2011, we received a complete response letter from the FDA stating that it could not approve the Exelbine NDA in its present form. In particular, the letter stated that, based on inspections at clinical sites, the authenticity of the drug products used in the pivotal bioequivalence trial, which we refer to as Study 530-01, could not be verified and that the bioequivalence trial would need to be repeated to address this deficiency. During a meeting with the FDA in September 2011, FDA staff indicated that the failure of the Study 530-01 clinical sites to randomly select and retain reserve samples of the test article (Exelbine) and reference standard (Navelbine®) could not be overcome by alternative methods of verifying authenticity and reiterated that the bioequivalence study would need to be repeated. We have discontinued making significant additional capital investments into the Exelbine program and are seeking a partner or outside investor for the program.

(13)

We anticipate that our cash as of September 30, 2011 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, we may seek to raise substantial additional capital in the near-term to support development of ANX-188 and ANX-514, including our planned phase 3 clinical trials. We may pursue development activities for our product candidates, at levels or on timelines, or we may incur unexpected expenses, that shorten the period through which our operating funds will sustain us. In addition, we may acquire new technologies and/or product candidates and the cost to acquire and develop such new technologies and/or product candidates may shorten the period through which our operating funds will sustain us. We may not be able to obtain additional financing on a timely basis or on acceptable terms, if at all.
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

(14)

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
Transaction-Related Expenses. Transaction-related expenses consist of legal, accounting, financial and business development advisory fees associated with the evaluation of potential acquisition targets and execution of acquisition transactions, including our acquisition of SynthRx. Transaction-related expenses also include any changes in the fair value of the contingent asset and contingent liability related to our acquisition of SynthRx. We remeasure the fair value of this contingent consideration as of the end of each fiscal quarter. The fair value of the contingent consideration is based on our stock price at the end of the each fiscal quarter and significant estimates and assumptions of management, including the probability that the First Milestone will be achieved and the estimated number shares expected to vest and become issuable upon achievement of the First Milestone.
Goodwill. Goodwill is the excess of purchase price of an acquired business over the assets acquired and liabilities assumed in a business combination. In accordance with U.S. GAAP, goodwill is not amortized. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. We perform our annual goodwill impairment test as of September 30 of each year. We elected to early adopt ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and utilized this guidance for our September 30, 2011 testing. No impairment was noted.
Intangible Assets. Intangible assets include in-process research and development, or IPR&D, related to the acquisition of SynthRx and ANX-188. Under the guidance of Accounting Standards Codification, or ASC, 805, “Business Combinations,” the fair value of IPR&D is capitalized on the balance sheet until the project is either abandoned and written off or successfully commercialized, at which time the company begins amortizing the fair value over the estimated useful life.
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
Share-based Compensation Expenses. We account for share-based compensation awards granted to employees and non-employee members of our board of directors in accordance with ASC 718, “Compensation — Stock Compensation.” Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the individual’s requisite service period. As share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. Our estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. Estimated forfeiture rates are adjusted to actual amounts as they become known.

(15)

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
Results of Operations
A general understanding of the drug development process is critical to understanding our results of operations. Drug development in the U.S. and most countries throughout the world is a process that includes several steps defined by the FDA and similar regulatory authorities in foreign countries. The FDA approval processes relating to new drug products differ depending on the nature of the particular product candidate for which approval is sought. With respect to any product candidate with active ingredients not previously approved by the FDA, a prospective drug product manufacturer is required to submit an NDA that includes complete reports of pre-clinical, clinical and laboratory studies and extensive manufacturing information to demonstrate the product’s safety and effectiveness. The NDA process generally requires, before the submission of the NDA, filing of an investigational new drug application, or IND, pursuant to which permission is sought to begin clinical testing of the new product candidate. An NDA based on published safety and effectiveness studies conducted by others, or previous findings of safety and effectiveness by the FDA, may be submitted under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or the FDCA.
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
Future expenditures on R&D programs are subject to many uncertainties, including whether we will further develop our product candidates with a partner or independently. At this time, due to such uncertainties and the risks inherent in drug product development and the associated regulatory process, we cannot estimate with reasonable certainty the duration of or costs to complete our R&D programs or whether or when or to what extent revenues will be generated from the commercialization and sale of any of our product candidates. The duration and costs of our R&D programs, in particular those associated with clinical trials and research-related manufacturing, can vary significantly among programs as a result of a variety of factors, including:
•	the number of trials necessary to demonstrate the safety and efficacy of a product candidate;

•	the number of patients who participate in the trials;

•	the number and location of sites included in trials and the rate of site approval for the trial;

•	the rates of patient recruitment and enrollment;

(16)

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
While many of our R&D expenses are transacted in U.S. dollars, certain significant expenses are required to be paid in foreign currencies and expose us to transaction gains and losses that could result from changes in foreign currency exchange rates. In particular, we may be obligated to pay in foreign currencies for the services of many of the third-party manufacturers of and component suppliers for our product candidates. As a result, our exposure to currency risk likely will increase in connection with the manufacture of materials to be used in our clinical trials and, as applicable, for commercial sale. We include realized gains and losses from foreign currency transactions in operations as incurred.
We operate our business and evaluate our company on the basis of a single reportable segment, which is the business of acquiring, developing and commercializing proprietary product candidates.
Comparison of Three Months Ended September 30, 2011 and 2010
Revenue. We recognized no revenue for the three months ended September 30, 2011 and 2010.
We have not generated any revenue from product sales to date, and we do not expect to generate revenue from product sales until such time, if any, that we have obtained approval from a regulatory agency to sell one or more of our product candidates, which we cannot predict with certainty will occur.
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

			January 1, 2005
			through
	Three months ended September 30,		September 30,
	2011	2010	2011
External clinical trial fees and expenses	$126,477	$(61,074)	$24,467,631
External nonclinical trial fees and expenses (1)	1,600,282	920,232	30,325,966
Personnel costs	306,336	60,394	11,071,696
Share-based compensation expense	17,219	(1,243)	2,875,601

Total	$2,050,314	$918,309	$68,740,894

(1)	External nonclinical trial fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.
R&D expenses increased by $1.2 million, or approximately 123.3%, to $2.1 million for the three months ended September 30, 2011, compared to $0.9 million for the same period in 2010. The increase in R&D expenses for the three months ended September 30, 2011 compared to the same period in 2010 was due primarily to a $0.7 million increase in external nonclinical trial fees and expenses, a $0.2 million increase in external clinical trial fees and expenses and a $0.3 million increase in personnel costs. The increase in external nonclinical trial fees and expenses was primarily related to increased research-related manufacturing expenses of $0.5 million for Exelbine and $0.2 million for ANX-188. The increase in external clinical trial fees and expenses was primarily related to increased clinical consulting expenses of $0.1 million for ANX-188 and $0.1 million for ANX-514.

(17)

We expect R&D expenses to increase in 2012 relative to 2011 to support development of ANX-188 and ANX-514, including in connection with initiating and conducting clinical trial activities for these product candidates.
Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses increased by $1.1 million, or approximately 109.7%, to $2.0 million for the three months ended September 30, 2011, compared to $0.9 million for the same period in 2010. This increase resulted primarily from a $0.5 million increase in personnel costs, mainly due to additional staff hired in 2011 and an accrual for estimated bonus expense related to 2011 performance, a $0.4 million increase in commercial-readiness activities for Exelbine, and a $0.2 million increase in stock-based compensation.
We expect SG&A expenses to be flat in 2012 relative to 2011 as a result of our decision to discontinue any significant additional capital investments into our Exelbine program.
Transaction-Related Expenses. Transaction-related expenses were ($0.5) million for the three months ended September 30, 2011, compared to $0 for the same period in 2010. Our remeasurement at September 30, 2011 of the fair values for the contingent asset and contingent liability related to our consideration for the SynthRx acquisition resulted in a net $0.5 million reduction to transaction-related expenses for the three months ended September 30, 2011. The reduction in fair value was primarily due to the decrease in our stock price at September 30, 2011 relative to June 30, 2011.
Interest Income. Interest income amounted to $7,343 for the three months ended September 30, 2011, compared to $26,258 for the same period in 2010. The decrease in interest income for the three months ended September 30, 2011 was attributable primarily to lower interest rates on invested balances in 2011 as compared to 2010. We expect that interest income will continue to be low due to negligible interest rates.
Net Loss Applicable to Common Stock. Net loss applicable to common stock was $3.5 million, or $0.13 per share, for the three months ended September 30, 2011, compared to net loss applicable to common stock of $1.8 million, or $0.13 per share, for the same period in 2010.
Comparison of Nine Months Ended September 30, 2011 and 2010
Revenue. We recognized no revenue for the nine months ended September 30, 2011 and 2010.
R&D Expenses. The following table summarizes our consolidated R&D expenses by type for each of the periods listed:

	Nine months ended September 30,
	2011	2010
External clinical trial fees and expenses	$449,569	$(14,963)
External nonclinical trial fees and expenses (1)	3,071,295	2,660,492
Personnel costs	527,700	151,432
Share-based compensation expense	(44,384)	(5,557)

Total	$4,004,180	$2,791,404

(1)	External nonclinical trial fees and expenses include preclinical, research-related manufacturing, quality assurance and regulatory expenses.
R&D expenses increased by $1.2 million, or approximately 43.5%, to $4.0 million for the nine months ended September 30, 2011, compared to $2.8 million for the same period in 2010. The increase in R&D expenses for the nine months ended September 30, 2011 compared to the same period in 2010 was due primarily to a $0.4 million increase in external clinical trial fees and expenses, a $0.4 million increase in external nonclinical trial fees and expenses and a $0.4 million increase in personnel costs. The increase in external clinical trial fees and expenses is primarily related to increased clinical consulting expenses of $0.2 million for ANX-188 and $0.1 million for ANX-514, as well as a $0.1 million increase for consulting expenses related to Study 530-01 clinical site inspections. The increase in external nonclinical trial fees and expenses is primarily related to increased research-related manufacturing expenses of $0.8 million for Exelbine and $0.3 million for ANX-188, offset by a $0.7 million decrease in regulatory and research-related manufacturing expenses for ANX-514.

(18)

Selling, General and Administrative Expenses. SG&A expenses increased by $2.0 million, or approximately 57.2%, to $5.4 million for the nine months ended September 30, 2011, compared to $3.4 million for the same period in 2010. This increase resulted primarily from a $0.9 million increase in personnel costs, mainly due to additional staff hired in 2011 and an accrual for estimated bonus expense related to 2011 performance, a $0.7 million increase in commercial-readiness activities for Exelbine, a $0.3 million increase in accounting, investor relations and business development professional fees and consulting services and a $0.1 million increase in the cost of our facilities lease.
Transaction-Related Expenses. Transaction-related expenses were $1.5 million for the nine months ended September 30, 2011, compared to $0 for the same period in 2010. Transaction-related expenses for the nine months ended September 30, 2011 consisted of $1.8 million related to legal, accounting, financial and business development advisory fees associated with the evaluation of potential acquisition targets, including SynthRx, and the execution of our acquisition of SynthRx, offset by a $0.3 million reduction related to changes in the fair value of the contingent asset and contingent liability related to our consideration for the SynthRx acquisition. The reduction in fair value was primarily due to the decrease in our stock price at September 30, 2011 relative to April 8, 2011, the date we completed our acquisition of SynthRx.
Interest Income. Interest income amounted to $51,212 for the nine months ended September 30, 2011, compared to $68,006 for the same period in 2010. The decrease in interest income for the nine months ended September 30, 2011 was attributable primarily to lower interest rates on invested balances in 2011 as compared to 2010.
Net Loss Applicable to Common Stock. Net loss applicable to common stock was $10.9 million, or $0.43 per share, for the nine months ended September 30, 2011, compared to net loss applicable to common stock of $11.8 million, or $0.94 per share, for the same period in 2010. Included in net loss applicable to common stock for the nine months ended September 30, 2010 was non-cash deemed dividend expense of $5.6 million related to our January and May 2010 registered direct equity financings.
Liquidity and Capital Resources
We have a history of annual losses from operations and we have funded our operations primarily through sales of our equity securities. We had a loss from operations of $11.0 million for the nine months ended September 30, 2011 and cash, cash equivalents and short-term investments of approximately $38.3 million as of September 30, 2011.
In January 2011, we completed a registered direct equity financing involving the issuance of units consisting of shares of our common stock and common stock purchase warrants. This financing resulted in $22.5 million in gross proceeds, and we received $21.0 million in net proceeds after deducting the fees and expenses of our placement agent and our other offering expenses.
We may receive up to $0.8 million, $4.4 million, $9.5 million and $11.3 million of additional net proceeds from the exercise of warrants issued in the registered direct equity financings we completed in October 2009, January and May 2010 and January 2011, respectively; however, the exercise of these warrants is subject to certain beneficial ownership limitations. Further, $5.6 million of these potential net proceeds relate to warrants with an exercise price of $2.75 per share that expire in January 2012. We may receive up to $3.7 million of additional net proceeds from the exercise of warrants issued to our placement agent as additional consideration for services in connection with certain of our registered direct equity financings.
For a discussion of our liquidity and capital resources outlook, see “Management Outlook” below.
Operating activities. Net cash used in operating activities was $10.4 million for the nine months ended September 30, 2011 compared to $7.0 million for the same period in 2010. The increase in cash used in operating activities was primarily due to a higher net loss in 2011 as compared to 2010 ($4.7 million), a gain on the change in fair value of contingent consideration related to our SynthRx acquisition ($0.3 million), lower share-based compensation expense ($0.1 million), offset by changes in assets and liabilities ($1.7 million), primarily due to increases in accounts payable and accrued liabilities.
Investing activities. Net cash used in investing activities was $5.7 million for the nine months ended September 30, 2011 compared to $5,080 for the same period in 2010. The difference was primarily due to an increase of $5.5 million in purchases of certificates of deposit and $0.2 million in purchases of property and equipment.
Financing activities. Net cash provided by financing activities was $21.0 million for the nine months ended September 30, 2011 compared to $27.7 million for the same period in 2010. The cash provided by financing activities for the nine months ended September 30, 2011 reflects net proceeds of $21.0 million from our January 2011 registered direct equity financing. The cash provided by financing activities for the nine months ended September 30, 2010 reflects adjusted net proceeds of $27.4 million from our January and May 2010 registered direct equity financings and proceeds of $0.3 million from the exercise of warrants issued in our June 2009 registered direct equity financing.

(19)

Management Outlook
We anticipate that our cash as of September 30, 2011 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, our future capital uses and requirements will be affected by numerous forward-looking factors that, depending on their actual outcome, could shorten or extend the period through which our operating funds will sustain us. These factors include, but are not limited to: the scope, prioritization and number of development programs we pursue; the rate of progress and costs of development and regulatory approval activities associated with our product candidates, including conducting manufacturing process development activities, manufacturing clinical trial material and initiating and conducting clinical trials, including clinical trials that we currently plan to conduct and any additional clinical trials recommended by the FDA in the future; the extent to which we acquire new technologies, product candidates, products or businesses; the extent to which we partner or collaborate with third parties to develop, seek regulatory approval of and commercialize our product candidates or products, or sell or license our product candidates or products to others; and whether any of our product candidates for which we receive regulatory approval, if any, achieve broad market acceptance. In addition, we have a small workforce and rely on third parties to perform many essential services for us, including the manufacture of clinical trial material, the conduct of clinical trials and regulatory submissions related to product approval. The timing and extent to which we increase our workforce is difficult to predict as it will be influenced by the rate of progress of development and regulatory approval of our product candidates and whether we partner them, as well as the extent to which we acquire and develop new technologies, product candidates, products or businesses. Increases in the size of our workforce would impact the period through which our operating funds will sustain us.
In April 2011, we completed our acquisition of SynthRx, Inc. and it became a wholly owned subsidiary of ours. As part of the acquisition, we acquired ANX-188 and, initially, we are developing it as a first-in-class treatment for pediatric patients with sickle cell disease in acute crisis. If we are able to reach agreement with the FDA on a study protocol on a timely basis, we may initiate a phase 3 clinical trial of ANX-188 for that indication in 2012. We plan to meet with the FDA in the fourth quarter of 2011 with the goal of reaching agreement on key aspects of the phase 3 study and to discuss our overall development plan for ANX-188 in pediatric sickle cell crisis. In parallel, we expect to prepare to initiate the phase 3 clinical trial, including conducting manufacturing process development activities and manufacturing clinical trial material, which could enable us to initiate it in 2012. We have and may continue to increase our workforce in connection with our development of ANX-188. We cannot forecast with any degree of certainty the costs that would be associated with our development of ANX-188, particularly in advance of meeting with the FDA. However, our preliminary estimate of third party costs related to this development program through submission of an NDA is approximately $15 million to $25 million.
In connection with the completion of the SynthRx acquisition, we issued 2,800,851 shares of our common stock to the former SynthRx stockholders, 1,454,079 of which are subject to repurchase by us in the event development of ANX-188 does not achieve the First Milestone, as described below, and 200,000 of which are subject to escrow to indemnify us against breaches of representations and warranties in the merger agreement, and we assumed $0.3 million of SynthRx’s transaction expenses. We could issue up to an aggregate of 13,478,050 additional shares of our common stock to the former SynthRx stockholders if the development of ANX-188 achieves certain milestones, as described below. Of the shares issuable in connection with achievement of milestones, up to 1,000,000 shares would be issuable upon the dosing of the first patient in a phase 3 clinical study that the FDA has indicated may be sufficient to support approval of a new drug application covering the use of ANX-188 for the treatment of sickle cell crisis in children, or the ANX-188 NDA, which we refer to as the First Milestone; 3,839,400 shares would be issuable upon acceptance for review of the ANX-188 NDA by the FDA, which we refer to as the Second Milestone; and 8,638,650 shares would be issuable upon approval by the FDA of the ANX-188 NDA, which we refer to as the Third Milestone. The amounts of the 1,454,079 shares and the 1,000,000 shares that potentially vest or become issuable, as applicable, upon achievement of the First Milestone are subject to reduction based on the timing of achievement of the First Milestone and whether and the extent to which the number of evaluable patients planned to target statistical significance with a p value of 0.01 in the primary endpoint exceeds 250 patients, unless otherwise agreed.
With respect to ANX-514, following our October 2011 meeting with the FDA at which we proposed Study 514-02 and the FDA agreed that it would generate sufficient clinical data to support approval of ANX-514 without requiring corticosteroid premedication, we are focused on conducting activities that would enable us to initiate Study 514-02 in 2012. We have incurred and expect to continue to incur significant R&D expenses in connection with initiating and conducting the 400-patient Study 514-02, including costs related to developing the protocol for the study, conducting manufacturing process development activities, manufacturing the clinical trial material, engaging a contract research organization, or CRO, to manage the trial and conducting the trial.
We believe ANX-514 has the potential to improve the tolerability and safety of docetaxel treatment while eliminating toxicities associated with the presence of the polysorbate 80 detergent in Taxotere and complications associated with the high-dose corticosteroid premedication required for treatment with Taxotere. Based on data from IMS Health, in 2010, before it went off-patent, sales of Taxotere were $1.2 billion in the U.S. and $2.9 billion worldwide. We currently estimate that peak annual sales of ANX-514 in the U.S. will be in excess of $100 million. In parallel with our development of ANX-514, we also expect to continue to pursue partnering and other strategic opportunities for ANX-514, including its sale or exclusive license to a third party. However, partnering and other strategic options may not be available on acceptable terms, if at all.

(20)

With respect to Exelbine, following our receipt of a complete response letter from the FDA in August 2011 and our September 2011 meeting with the FDA to discuss the complete response letter, we determined to discontinue any significant additional capital investments into the Exelbine program and we are seeking a partner or outside investor for the program.
During 2010 and the first half of 2011, our business strategy involved a particular focus on expanding our product pipeline through one or more in-license, asset acquisition or merger transactions. Although, currently, we are focused on developing ANX-188 and ANX-514, from time to time we evaluate additional pipeline expansion opportunities that we believe may increase the value of our company. We believe that, due to the continued challenging capital-raising environment, many drug development programs with substantial potential may be available at attractive valuations. The process of identifying and evaluating various opportunities can be lengthy and complex and divert management’s attention from our current development programs, and we may not be able to acquire or acquire rights to additional technologies, product candidates and/or products on acceptable terms, or at all. We have limited resources to identify, evaluate and negotiate the acquisition of new technologies, product candidates and/or products or rights thereto and to integrate them into our current infrastructure. Supplementing our current resources to complete one or more transactions may be costly. We expect that our capital requirements would increase in future periods if we were to expand our product pipeline.
We may seek to raise substantial additional capital in the near-term through public or private sales of our equity securities or debt financings to support development of ANX-188 and ANX-514, including our planned phase 3 clinical trials of those product candidates. However, we may not be able to obtain additional financing on a timely basis or on acceptable terms, if at all.
Recent Accounting Pronouncements
See Note 10, “Recent Accounting Pronouncements,” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) in this report for a discussion of recent accounting announcements and their effect, if any, on us.
Forward Looking Statements
This quarterly report, particularly Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements we make regarding our business strategy, expectations and plans, our objectives for future operations and our future financial position. Forward-looking statements can be identified by words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding activities, timing and costs related to developing and seeking regulatory approval for our product candidates, estimated peak annual sales for our product candidates, seeking to partner or collaborate with third parties with respect to the development and commercialization of our product candidates, seeking to partner or find an outside investor for our Exelbine program, the sale or exclusive license of one or more of our product candidate programs, raising additional capital, expanding our product pipeline and our belief that we have sufficient liquidity to fund our currently planned level of operations for at least the next 12 months. The foregoing is not an exclusive list of all forward-looking statements we make.
We have based the forward-looking statements we make on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The forward-looking statements we make are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following:
•
our ability to obtain additional funding to develop our current product candidates and any product candidates or products we may acquire in the future, on a timely basis or on acceptable terms, or at all;

•
our ability to establish and maintain relationships with third-party manufacturers and component suppliers for our product candidates, and the ability of such manufacturers and suppliers, which may be single source manufacturers and suppliers, to successfully manufacture and supply clinical trial material;

(21)

•	delays in the commencement or completion of nonclinical testing and/or clinical trials of or manufacturing activities related to our product candidates;

•	the success of future clinical trials;

•	undesirable side effects that our product candidates may cause, including as a result of eliminating corticosteroid premedication with ANX-514;

•	the satisfactory performance of third parties on whom we rely significantly to conduct our nonclinical testing and clinical trials and other aspects of our development programs;

•
healthcare reform measures and reimbursement policies that, if not favorable to our product candidates, could hinder or prevent our ability to raise capital and, ultimately, the commercial success of our products;

•
our ability, or that of a future partner, to successfully develop and obtain regulatory approval for our product candidates and, if approved, to successfully commercialize them in the U.S. and/or elsewhere;

•
the extent to which we acquire new technologies, product candidates, products or businesses and our ability to integrate them, including the assets we acquired from SynthRx, Inc., successfully into our operations;

•	the potential that we may enter into one or more commercial partnerships or other strategic transactions relating to our product candidates, and the terms of any such transactions;

•	whether any of our product candidates for which we receive regulatory approval, if any, achieve broad market acceptance;

•	our ability to maintain compliance with NYSE Amex continued listing standards and maintain the listing of our common stock on the NYSE Amex equities market or another national securities exchange;

•	the extent to which we rebuild our workforce and our ability to attract and retain qualified personnel and manage growth;

•	our ability to protect our intellectual rights with respect to our product candidates and proprietary technology;

•	claims against us for infringing the proprietary rights of third parties; and

•	the other factors that are described in the section entitled “Risk Factors,” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2010.
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

(22)

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.
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

(23)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.
Date: November 8, 2011	By:	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Patrick L. Keran
Patrick L. Keran
President and Chief Operating Officer (Principal Financial Officer)

(24)

EXHIBIT INDEX

Exhibit		Description
10.1	(1)#	2011 Mid-Year Executive Incentive Plan

10.2	#	Form of Incentive Stock Option Grant Agreement (for the registrant’s Chief Executive Officer and President and Chief Operating Officer) under the Amended and Restated 2008 Omnibus Incentive Plan

31.1		Certification of principal executive officer pursuant to Rules 13a-14(a)/15d-14(a)

31.2		Certification of principal financial officer pursuant to Rules 13a-14(a)/15d-14(a)

32.1	*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan.

*
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

(1)	Filed with the registrant’s Current Report on Form 8-K on July 8, 2011 (SEC file number 001-32157-11959481).

(25)