Form 10-Q
period 2012-03-31
ADVENTRX PHARMACEUTICALS INC
filed 2012-05-07
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of May 1, 2012 was 47,715,709.

Page

PART I FINANCIAL INFORMATION	1

Item 1. Financial Statements (Unaudited)	1

a. Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	1

b. Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended March 31, 2012 and 2011 and for the period from inception (June 12, 1996) through March 31, 2012	2

c. Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and for the period from inception (June 12, 1996) through March 31, 2012	3

d. Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II OTHER INFORMATION	22

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Mine Safety Disclosures	43

Item 5. Other Information	43

Item 6. Exhibits	43

SIGNATURES	44

(i)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$35,051,277	$43,569,947
Short-term investments	10,995,127	7,133,697
Interest and other receivables	14,943	17,245
Contingent asset	953,149	815,011
Prepaid expenses	292,691	256,311

Total current assets	47,307,187	51,792,211

Property and equipment, net	603,054	464,465
In-process research and development	6,549,000	6,549,000
Goodwill	3,006,883	3,006,883
Other assets	43,912	43,912

Total assets	$57,510,036	$61,856,471

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$316,712	$451,705
Accrued liabilities	986,093	1,120,416
Accrued compensation and payroll taxes	478,519	756,773
Contingent liability	163,875	140,125

Total current liabilities	1,945,199	2,469,019
Deferred income tax liability	2,608,755	2,608,755

Total liabilities	4,553,954	5,077,774

Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 47,715,709 shares issued and outstanding at both March 31, 2012 and December 31, 2011	47,716	47,716
Additional paid-in capital	226,452,094	226,122,331
Accumulated other comprehensive loss	(2,159)	(2,298)
Deficit accumulated during the development stage	(173,541,569)	(169,389,052)

Total stockholders’ equity	52,956,082	56,778,697

Total liabilities and stockholders’ equity	$57,510,036	$61,856,471

(1)	The balance sheet at December 31, 2011 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

(1)

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	Three months ended March 31,		Inception (June 12, 1996) Through
	2012	2011	March 31, 2012
Revenues:
Net sales	$—	$—	$174,830
Licensing revenue	—	—	1,300,000
Grant revenue	—	—	618,692

Total net revenues	—	—	2,093,522
Cost of goods sold	—	—	51,094

Gross margin	—	—	2,042,428

Operating expenses:
Research and development	2,210,454	611,293	80,179,758
Selling, general and administrative	2,045,238	1,573,746	62,192,545
Transaction-related expenses	(114,388)	799,505	626,866
Depreciation and amortization	30,192	9,871	10,965,380
Write-off of in-process research and development	—	—	10,422,130
Goodwill impairment	—	—	5,702,130
Equity in loss of investee	—	—	178,936

Total operating expenses	4,171,496	2,994,415	170,267,745

Loss from operations	(4,171,496)	(2,994,415)	(168,225,317)

Reduction of fair value of warrants	—	—	(12,239,688)
Interest income	29,378	32,871	4,788,026
Interest expense	(10,710)	—	(202,439)
Other income	311	5,105	135,063

Loss before cumulative effect of change in accounting principle	(4,152,517)	(2,956,439)	(175,744,355)

Cumulative effect of change in accounting principle	—	—	(25,821)

Net loss	(4,152,517)	(2,956,439)	(175,770,176)

Preferred stock dividends	—	—	(621,240)
Deemed dividends on preferred stock	—	—	(10,506,683)

Net loss applicable to common stock	$(4,152,517)	$(2,956,439)	$(186,898,099)

Net loss per common share – basic and diluted	$(0.09)	$(0.13)

Weighted average shares – basic and diluted	47,715,709	22,755,463

Statement of Comprehensive Income/Loss:
Net loss applicable to common stock	$(4,152,517)	$(2,956,439)	$(186,898,099)
Comprehensive gains (losses)	139	—	(3)

Comprehensive net loss applicable to common stock	$(4,152,378)	$(2,956,439)	$(186,898,102)

See accompanying notes to unaudited condensed consolidated financial statements.

(2)

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Inception (June 12, 1996) through
	2012	2011	March 31, 2012
Cash flows from operating activities:
Net loss	$(4,152,517)	$(2,956,439)	$(175,770,176)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,192	9,871	10,515,382
(Gain) loss on disposals of fixed assets	4,503	(2,973)	61,315
Loss on fair value of warrants	—	—	12,239,688
Gain on change in fair value of contingent consideration	(114,388)	—	(1,573,693)
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss – write-off of goodwill	—	—	5,702,130
Share-based compensation expense related to employee stock options and restricted stock issued	377,505	135,318	10,467,499
Expense related to options issued to non-employees	—	—	204,664
Expenses paid by issuance of common stock	—	—	1,341,372
Expenses paid by issuance of warrants	—	—	573,357
Expenses paid by issuance of preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Equity in loss of investee	—	—	178,936
In-process research and development	—	—	10,422,130
Write-off of license agreement	—	—	152,866
Write-off of assets available-for-sale	—	—	108,000
Cumulative effect of change in accounting principle	—	—	25,821
Amortization of premium / (accretion of discount) on investments in securities	10,710	—	(1,582,632)
Changes in assets and liabilities, net of effect of acquisitions:
Increase (decrease) in prepaid expenses and other assets	(34,078)	98,324	(601,233)
Increase (decrease) in accounts payable and accrued liabilities	(533,492)	332,061	1,641,218

Net cash used in operating activities	(4,411,565)	(2,383,838)	(124,658,819)

Cash flows from investing activities:
Purchases of certificates of deposit	(5,312,000)	—	(13,473,179)
Maturity of certificates of deposit	1,440,000	—	2,456,330
Purchases of other short-term investments	—	—	(111,183,884)
Proceeds from sales and maturities of other short-term investments	—	—	112,788,378
Purchases of property and equipment	(187,363)	(14,858)	(1,657,992)
Proceeds from sale of property and equipment	—	12,635	66,920
Cash paid for acquisitions, net of cash acquired	—	—	32,395
Payment on obligation under license agreement	—	—	(106,250)
Issuance of note receivable – related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash used in investing activities	(4,059,363)	(2,223)	(10,586,239)

(3)

Cash flows from financing activities:
Proceeds from sale of common stock	—	22,507,529	123,658,871
Proceeds from exercise of stock options	—	—	712,367
Proceeds from sale or exercise of warrants	—	—	14,714,258
Proceeds from sale of preferred stock	—	—	44,474,720
Repurchase of warrants	—	—	(55,279)
Payments for financing and offering costs	(47,742)	(1,548,123)	(13,945,109)
Payments on notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718
Cash paid in lieu of fractional shares for reverse stock split	—	—	(146)

Net cash provided by (used in) financing activities	(47,742)	20,959,406	170,298,491

Effect of exchange rate changes on cash	—	—	(2,156)

Net (decrease)/increase in cash and cash equivalents	(8,518,670)	18,573,345	35,051,277
Cash and cash equivalents at beginning of period	43,569,947	27,978,823	—

Cash and cash equivalents at end of period	$35,051,277	$46,552,168	$35,051,277

See accompanying notes to unaudited condensed consolidated financial statements.

(4)

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

ADVENTRX Pharmaceuticals, Inc., a Delaware corporation (“ADVENTRX,” “we” or “our company”), prepared the unaudited interim condensed consolidated financial statements included in this report in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual audited financial statements and should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on March 8, 2012 (“2011 Annual Report”). The condensed consolidated balance sheet as of December 31, 2011 included in this report has been derived from the audited consolidated financial statements included in the 2011 Annual Report. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

The condensed consolidated financial statements included in this report include the accounts of ADVENTRX and its wholly-owned subsidiaries, SD Pharmaceuticals, Inc. and SynthRx, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

2.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including estimates related to contingent consideration, research and development expenses and share-based compensation expenses. We base our estimates on historical experience and various other relevant assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

3.	Acquisition of SynthRx

On February 12, 2011, we entered into an agreement and plan of merger (the “Merger Agreement”) to acquire SynthRx, Inc. (“SynthRx”), a privately-held Delaware corporation, in exchange for shares of our common stock as described below. The transaction was completed on April 8, 2011 and SynthRx became a wholly owned subsidiary of ADVENTRX. The acquisition is accounted for as a business combination.

As consideration for the transaction, all shares of SynthRx common stock outstanding immediately prior to the effective time of the merger were cancelled and automatically converted into the right to receive shares of our common stock, in the aggregate, as follows:

(i) 862,078 shares of our common stock, which were issued on April 8, 2011 (the “Fully Vested Shares”) and represent 1,000,000 shares less 137,922 shares that were deducted as a result of certain expenses of SynthRx. Of the Fully Vested Shares, 200,000 were deposited into escrow to indemnify us against breaches of representations and warranties;

(ii) up to 1,938,773 shares of our common stock, which were issued on April 8, 2011 (the “Subject to Vesting Shares,” and together with the Fully Vested Shares, the “Closing Shares”). The Subject to Vesting Shares are subject to various repurchase rights by us and fully vest, subject to reduction under certain circumstances, upon achievement of the First Milestone (defined below) as follows. Up to approximately 75% of the Subject to Vesting Shares, or 1,454,079 shares, are subject to repurchase by us for $0.001 per share based on whether the First Milestone is achieved, the timing of its achievement and whether and the extent to which the number of evaluable patients planned to target statistical significance with a p value of 0.01 in the primary endpoint exceeds 250 patients, unless otherwise agreed;

(5)

(iii) up to 1,000,000 shares of our common stock (the “First Milestone Shares”), which will be issued, if at all, upon achievement of the First Milestone. The “First Milestone” means the dosing of the first patient in a phase 3 clinical study carried out pursuant to a protocol that is mutually agreed to by SynthRx and ADVENTRX; provided, however, that the number of evaluable patients planned to target statistical significance with a p value of 0.01 in the primary endpoint shall not exceed 250 (unless otherwise mutually agreed) (the “First Protocol”). If the U.S. Food and Drug Administration (“FDA”) indicates that a single phase 3 clinical study will not be adequate to support approval of a new drug application covering the use of purified P188 for the treatment of sickle cell crisis in children (the “188 NDA”), “First Milestone” shall mean the dosing of the first patient in a phase 3 clinical study carried out pursuant to a protocol that (a) is mutually agreed to by SynthRx and ADVENTRX as such and (b) describes a phase 3 clinical study that the FDA has indicated may be sufficient, with the phase 3 clinical study described in the First Protocol, to support approval of the 188 NDA. The amount of shares that becomes issuable upon achievement of the First Milestone may be reduced by up to 75%, or 750,000 shares, based on the timing of achievement of the First Milestone and whether and the extent to which the number of evaluable patients planned to target statistical significance with a p value of 0.01 in the primary endpoint exceeds 250 patients, unless otherwise agreed;

(iv) 3,839,400 shares of our common stock (the “Second Milestone Shares”), which will be issued, if at all, upon achievement of the Second Milestone. The “Second Milestone” means the FDA’s acceptance for review of the 188 NDA (the “Second Milestone”); and

(v) 8,638,650 shares of our common stock (the “Third Milestone Shares,” and together with the First Milestone Shares and the Second Milestone Shares, the “Milestone Shares”), which will be issued, if at all, upon achievement of the Third Milestone. The “Third Milestone” means FDA approval of the 188 NDA.

Based on the estimated fair value as of April 8, 2011, the acquisition date, of the Closing Shares and the Milestone Shares (which was based upon the number of shares to be issued at the time of achievement of each milestone, the probability of achievement for each milestone, the estimated date of achievement for each milestone and the market price of a share of our common stock), the total purchase price was approximately $6.7 million. The elements of the total purchase price were as follows:

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

The allocation of the purchase price is based on our estimates of the fair values of tangible and intangible assets acquired, including in-process research and development (“IPR&D”), and liabilities assumed as of the acquisition date. Our purchase price allocation has been finalized. The following table summarizes the estimated fair values of net tangible and intangible assets acquired and liabilities assumed:

Net tangible assets acquired	$18,513
Net tangible liabilities assumed	(295,899)
Acquired intangibles:
In-process research and development	6,549,000
Goodwill	3,006,883
Deferred income tax liability	(2,608,755)

Total purchase price	$6,669,742

(6)

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

Goodwill

We recorded $3.0 million as goodwill, representing the difference between the total purchase price of approximately $6.7 million and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. We acquired SynthRx to expand our product pipeline, enter into new therapeutic areas and address unmet market needs. These are among the factors that contributed to a purchase price for the SynthRx acquisition that resulted in the recognition of goodwill.

Deferred Income Tax Liability

We recorded $2.6 million for deferred income tax liability resulting from the acquisition, which reflects the tax impact of the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability cannot be used to offset deferred tax assets when analyzing our end of year valuation allowance as the acquired IPR&D is considered to have an indefinite life until we complete or abandon development of ANX-188.

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

(7)

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

The remeasurement of the contingent asset and contingent liability as of March 31, 2012 resulted in a net $0.1 million reduction to transaction-related expenses for the three months ended March 31, 2012.

Pro Forma Information

The operations of SynthRx were fully integrated as of April 8, 2011, the acquisition date, and, accordingly, included in our results of operations for the three months ended March 31, 2012. The following unaudited pro forma information for the three months ended March 31, 2011 presents the condensed consolidated results of operations of ADVENTRX and SynthRx as if the acquisition had occurred on January 1, 2010:

Three months ended March 31,
2011
Revenues	$—
Loss from operations	(2,670,523)
Net loss applicable to common stock	(2,632,521)

The pro forma condensed consolidated financial information includes the following adjustment directly attributable to the acquisition:

Three months ended March 31,
2011
Transaction-related expenses	$(663,735)

The pro forma information is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on the date indicated. In addition, it does not purport to project the future operating results of the combined entity. The pro forma condensed consolidated financial information is presented for illustrative purposes only.

As previously discussed, the operations of SynthRx were fully integrated into our operations as of the closing of the acquisition. Accordingly, we do not present SynthRx’s expenses separately.

4.	Short-Term Investments

We consider income-yielding securities that can be readily converted to cash and have original maturities of more than three months and one year or less at the date of purchase to be short-term investments. All of our short-term investments are marketable securities under the custodianship of a major financial institution and consist primarily of FDIC-insured certificates of deposit.

(8)

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

At March 31, 2012, the fair value of our short-term investments was $10,995,127. The cost basis of such investments was $10,994,988 and unrealized gains were $139.

5.	Fair Value of Financial Instruments

Our short-term investments and our asset and liability for contingent consideration related to our acquisition of SynthRx are carried at fair value. The fair value of financial assets and liabilities is measured under a framework that establishes “levels” which are defined as follows: (i) Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities; (ii) Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active; and (iii) Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability.

The fair values at March 31, 2012 of our short-term investments and our contingent asset and contingent liability are summarized in the following table:

	March 31, 2012
	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$10,995,127	$10,995,127	$—	$—
Contingent asset	$953,149	$—	$—	$953,149
Contingent liability	$(163,875)	$—	$—	$(163,875)

A reconciliation of the contingent asset and contingent liability that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) in the three months ended March 31, 2012 is as follows:

	Three months ended March 31, 2012
	Contingent Asset	Contingent Liability
Beginning balance	$815,011	$(140,125)
Net purchases, issuances, sales and settlements	—	—
Total net unrealized gains (losses) included in earnings	138,138	(23,750)
Total net unrealized gains (losses) included in other comprehensive income	—	—
Transfers into level 3 (gross)	—	—
Transfers out of level 3 (gross)	—	—

Ending balance	$953,149	$(163,875)

The fair values of the contingent asset and contingent liability are based on significant estimates and assumptions of management. The fair values of the contingent asset and contingent liability at each remeasurement date are equal to our estimates of the fair value of the Subject to Vesting Shares that may be repurchased by us and the fair value of First Milestone Shares that may be issued by us, respectively. The fair value of these shares is based on our estimates of the probability of achievement of the First Milestone and assumptions regarding the circumstances under which it is achieved and the market price of our common stock. As discussed in Note 3, we may repurchase up to 75% of the Subject to Vesting Shares, or 1,454,079 shares, for $0.001 per share and the number of First Milestone Shares issuable upon achievement of the First Milestone may be reduced by up to 75%, or from 1,000,000 to 250,000 shares. The changes in fair values of the contingent asset and contingent liability were primarily due to the increase in our stock price at March 31, 2012 relative to December 31, 2011.

(9)

6.	Accrued Liabilities

Accrued liabilities at March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
Accrued contracts and study expenses	$772,249	$880,608
Other accrued liabilities	213,844	239,808

Total accrued liabilities	$986,093	$1,120,416

7.	Share-Based Compensation Expense

Estimated share-based compensation expense related to equity awards granted to our employees and non-employee directors for the three months ended March 31, 2012 and 2011 was as follows:

	Three months ended March 31,
	2012	2011
Selling, general and administrative expense	$351,804	$137,176
Research and development expense	25,701	(1,858)

Share-based compensation expense	$377,505	$135,318

There were no employee or non-employee director stock options exercised during the three months ended March 31, 2012 or 2011. During the three months ended March 31, 2012, we granted no stock options to our employees or non-employee directors. During the three months ended March 31, 2011, we granted stock options to acquire an aggregate of 244,654 shares of our common stock to our employees and non-employee directors with an estimated weighted-average grant date fair value of $2.04 per share. At March 31, 2012, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $3.4 million, which is expected to be recognized over a weighted-average period of 3.30 years.

8.	Net Loss Per Common Share

Basic and diluted net loss per common share was calculated by dividing the net loss applicable to common stock for the period by the weighted-average number of common shares outstanding during the period, without consideration for our outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. At March 31, 2012 and 2011, our outstanding common stock equivalents consisted of options and warrants to acquire the number of shares of our common stock set forth in the table below:

	March 31,
	2012	2011
Options	2,892,132	648,391
Warrants	17,419,349	8,556,536

	20,311,481	9,204,927

9.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We adopted this guidance in the first quarter of 2012 and it did not have a material impact on our financial statements.

(10)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which defers the ASU 2011-05 requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for interim periods and years beginning after December 15, 2011. We adopted ASU 2011-05, as modified by ASU 2011-12, in the first quarter of 2012 by presenting a single continuous statement of operations and comprehensive income/(loss).

10.	Supplementary Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 and for the period from inception (June 12, 1996) through March 31, 2012 are as follows:

	Three months ended March 31,		Inception (June 12, 1996) through
	2012	2011	March 31, 2012
Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$180,719
Supplemental disclosures of non-cash investing and financing activities:
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	—	—	1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	—	—	13,674
Acquisitions	—	—	30,666,878
Issuance of common stock to pay dividends	—	—	213,000
Financial advisor services in conjunction with financings	—	1,061,910	3,477,571
Underwriter commissions in conjunction with financings	—	—	766,784
Acquisition of treasury stock in settlement of a claim	—	—	34,737
Cancellation of treasury stock	—	—	(34,737)
Assumptions of liabilities in acquisitions	—	—	1,531,806
Fair value of contingent liabilities, net of contingent assets, recorded at acquisition date	—	—	784,419
Acquisition of license agreement for long-term debt	—	—	161,180
Unrealized (gain)/loss on short-term investments	(139)	—	3
Cashless exercise of warrants	—	—	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available-for-sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Cumulative preferred stock dividends	—	—	13,502,403

(11)

11.	Stockholders’ Equity

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

Warrants

At March 31, 2012, outstanding warrants to purchase shares of common stock are as follows:

Warrants	Exercise Price	Expiration Date
432,429	$56.5000	July 2012
99,696	$11.9125	June 2014
498,488	$8.7475	July 2012
144,000	$5.8750	October 2014
19,007	$4.4750	July 2014
14,183	$4.0625	August 2014
36,071	$3.7500	June 2014
216,000	$3.6700	October 2014
1,816,608	$3.6500	May 2015
409,228	$3.4400	April 2015
2,046,139	$2.7500	January 2016
1,062,500	$1.0000	April 2015
10,625,000	$1.1000	November 2016

17,419,349

12.	Income Taxes

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, limit our ability to use net operating loss carry forwards and R&D tax credit carry forwards (“tax attribute carry forwards”) to offset future taxable income if we experience a cumulative change in ownership of more than 50% within a three-year testing period. During the first quarter of 2012, we completed a formal study and determined ownership changes within the meaning of IRC Section 382 had occurred during 2010 and 2011, with the most recent as a result of our November 2011 common stock and warrant financing. As a result of these ownership changes, upon application of limitations prescribed by IRC Section 382, we may be ineligible to utilize any of the tax attribute carry forwards we had accumulated as of November 11, 2011 to offset future taxable income, and we have adjusted our tax attribute carry forwards accordingly. Through further analysis in the future we may determine that a small amount of these tax attribute carry forwards can be utilized. As the tax attribute carry forwards accumulated as of November 11, 2011 were fully offset by a valuation allowance, a corresponding reduction in the Company’s valuation allowance has also been recorded, resulting in no income tax impact.

(12)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those identified under “Forward Looking Statements” below and those discussed in Item 1A (Risk Factors) of Part II of this report. All trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks, trade names, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark, trade name, trade dress or product owners.

Overview

We are a biopharmaceutical company focused on developing proprietary product candidates. Our lead product candidate is ANX-188, a rheologic, antithrombotic and cytoprotective agent that improves microvascular blood flow and has potential application in treating a wide range of diseases and conditions, such as complications arising from sickle cell disease.

We have devoted substantially all of our resources to research and development, or R&D, and to acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue and we have incurred significant losses since inception. We incurred a loss from operations of $4.2 million for the three months ended March 31, 2012. Our cash, cash equivalents and short-term investments were $46.0 million at March 31, 2012.

We acquired ANX-188 (purified poloxamer 188) in April 2011 as part of our acquisition of SynthRx, Inc. and are focusing our resources primarily on its development. We believe ANX-188 is a late-stage product candidate that may have numerous applications for the treatment of diseases and conditions resulting from microvascular-flow abnormalities. Initially, we are developing ANX-188 to treat patients suffering from complications arising from sickle cell disease, and we plan to initiate a phase 3 clinical study of ANX-188 in patients with sickle cell disease in 2012. In addition, we plan to conduct a number of smaller-scale clinical studies to further assess the efficacy, safety and tolerability of ANX-188 in sickle cell disease and other indications, and expect these studies to overlap the planned phase 3 study.

With respect to ANX-514 (docetaxel for injectable emulsion), our detergent-free reformulation of Taxotere® (docetaxel), we are conducting manufacturing development activities to support production of clinical trial material. However, we currently do not plan to initiate any clinical studies of ANX-514 during 2012.

We anticipate that our cash, cash equivalents and short-term investments as of March 31, 2012 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, we may pursue development activities for our product candidates, at levels or on timelines, or we may incur unexpected expenses, that shorten the period through which our operating funds will sustain us. We expect to incur significant and increasing losses for the next several years as we advance our product candidates through clinical studies and other development activities and seek regulatory approval to commercialize such product candidates. We will need additional financing to support our planned operating activities. In addition, we may seek to expand our product pipeline through acquisition of additional product candidates and/or technologies. For the foreseeable future, we plan to seek to fund our operations through public or private equity and/or debt financings. We may also seek to raise funds through strategic relationships and/or licensing transactions. Adequate additional financing may not be available to us on acceptable terms or on a timely basis, or at all. Our failure to raise capital as and when needed would have a material and adverse effect on our financial condition and ability to pursue our business strategy.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon consolidated financial statements and condensed consolidated financial statements that we have prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the condensed consolidated financial statements and accompanying notes included in this report. On an ongoing basis, we evaluate these estimates and assumptions, including those related to determination of the fair value of contingent consideration, goodwill and acquired in-process research and development, or IPR&D, and recognition of expenses for clinical study accruals and share-based compensation. We base our estimates on historical information, when available, and assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(13)

We believe the following accounting policies to be critical to the estimates used in the preparation of our financial statements. The following is not intended to be a comprehensive discussion of all of our significant accounting policies. See the note accompanying our consolidated financial statements appearing in our most recent annual report on Form 10-K for a summary of all of our significant accounting policies and other disclosures required by U.S. GAAP.

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

Business Combinations. We accounted for the acquisition of SynthRx in accordance with Accounting Standards Codification, or ASC, Topic 805, Business Combinations, which requires the purchase price to be measured at fair value. The purchase price consists entirely of shares of our common stock and includes contingent consideration, which becomes vested or issuable, as applicable, upon achievement of development and regulatory milestones related to ANX-188. We calculated the total purchase price by determining the probability-weighted fair value of the shares of our common stock issued, issued subject to repurchase and issuable to the former SynthRx stockholders as of April 8, 2011, the acquisition date. The probability and timing inputs related to the vesting and issuance events were based on estimates and assumptions regarding development of ANX-188, which are highly judgmental due to the inherent unpredictability of drug development, particularly by development-stage companies such as ours. We then allocated the total purchase price to the tangible assets and intangible assets acquired, including IPR&D, and liabilities assumed based on our estimates of their respective fair values as of the acquisition date. We recognized goodwill equal to the excess of the purchase price over the fair values of the tangible and IPR&D assets acquired and liabilities assumed.

(14)

The determination and allocation of the purchase price requires us to make significant estimates and assumptions, particularly with respect to the fair values of the contingent consideration and acquired IPR&D. We believe the fair values assigned to the contingent consideration and acquired IPR&D are based on reasonable estimates and assumptions given the available facts and circumstances as of the acquisition date. However, these calculations are highly judgmental and it is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For instance, we used a discounted cash flow model to determine the fair value of contingent consideration, though other methodologies could have been used. Discounted cash flow models require the use of significant estimates and assumptions, including, but not limited to: the probability of clinical and regulatory success for a product candidate considering its stage of development; the time and resources needed to complete the development and approval of a product candidate, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining approvals from the U.S. Food and Drug Administration, or FDA, and other regulatory agencies; estimated cash flows projected following the approval of a product candidate in development; the commercial life of the potential approved product and associated risks; and risk associated with uncertainty regarding achievement of the milestone events and, with respect to the First Milestone (defined below), the circumstances under which it is achieved. We estimated the time needed to complete the development and approval of ANX-188 based on assumptions regarding its stage of development as of the acquisition date and resources needed to complete its development and approval, taking into account the inherent difficulties and uncertainties in developing product candidates in general and ANX-188 in particular. Changes to any of these estimates and assumptions could significantly impact the fair values recorded for the assets acquired and liabilities assumed in our acquisition of SynthRx, resulting in significant charges to our operations. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. The “First Milestone” refers to the dosing of the first patient in a phase 3 clinical study that the FDA has indicated may be sufficient to support approval of a new drug application covering the use of purified poloxamer 188 for the treatment of sickle cell crisis in children, as described in more detail in Note 3, “Acquisition of SynthRx,” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in this report.

Asset and Liability for Contingent Consideration. Our contingent asset and contingent liability are related to our acquisition of SynthRx and the amount of the purchase price, payable in shares of our common stock, that is subject to repurchase and issuance, respectively, contingent upon achievement of the First Milestone and the circumstances under which it is achieved. We remeasure the fair value of this contingent consideration as of the end of each fiscal quarter. Our determination of fair value is highly judgmental in that the number of shares that we may repurchase (up to 1,454,079 shares) and the number of shares we may be required to issue (from 250,000 to 1,000,000 shares) reflect our estimates based on assumptions regarding the probability and circumstances of achievement of the First Milestone and these estimates have changed since the acquisition date and may be different in the future. We believe our estimates and assumptions are reasonable based on available facts and circumstances as of each measurement date. The fair value of this contingent consideration is also based on the market price of our common stock. As a proxy, we use the last reported sale price of our common stock on the NYSE Amex equities market on the measurement date (i.e., the last trading day of each quarter), which, given the historic and expected future volatility of our stock price, likely will be different and may vary considerably from one measurement date to the next. Changes in the fair value of this contingent consideration are recognized in earnings, as transaction-related expenses, until the contingent consideration arrangement is settled.

Goodwill and Acquired IPR&D. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, our goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying amount may be impaired. We perform our annual impairment testing on September 30 of each year. Pursuant to Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, or ASU No. 2011-08, we first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that goodwill is impaired, and, unless we determine that it is more likely than not goodwill is impaired, we do not perform the two-step quantitative impairment test otherwise required under ASC Topic 350. ASU No. 2011-08 does not apply to acquired IPR&D testing. Our determinations as to whether, and, if so, the extent to which, goodwill and acquired IPR&D become impaired are highly judgmental and based on assumptions regarding our projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy and regulatory, market and economic environment and trends.

Share-based Compensation Expenses. We account for share-based compensation awards granted to employees, including non-employee members of our board of directors, in accordance with ASC 718, Compensation — Stock Compensation. Compensation expense for all share-based awards is based on the estimated fair value of the award on its date of grant and recognized on a straight-line basis over its vesting period. As share-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. We estimate forfeitures at the time of grant based on historical experience and revise our estimates in subsequent periods if actual forfeitures differ from those estimates. Although share-based compensation expense can be significant to our consolidated financial statements, it is not related to the payment of any cash by us.

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

(15)

Results of Operations – Overview

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

Operating Expenses

Research and Development Expenses. We maintain and evaluate our R&D expenses by the type of cost incurred rather than by project. We do this primarily because we outsource a substantial portion of our work and our R&D personnel and consultants work across multiple programs rather than dedicating their time to one particular program. We began maintaining such expenses by type on January 1, 2005. We categorize our R&D expenses as external clinical study fees and expenses, external nonclinical study fees and expenses, personnel costs and share-based compensation expense. The major components of our external clinical study fees and expenses are fees and expenses related to CROs and clinical study investigative sites and investigators. The major components of our external nonclinical study fees and expenses are fees and expenses related to preclinical studies and other nonclinical testing, research-related manufacturing, including process development activities, quality assurance and regulatory affairs services. Research-related manufacturing expenses include costs associated with purchasing active pharmaceutical ingredient (API), conducting process development activities, producing clinical trial material, producing material for stability testing to support regulatory filings, related labeling, testing and release, packaging and storing services and related consulting fees. Personnel costs relate to employee salaries, benefits and related costs.

A general understanding of drug development is critical to understanding our results of operations and, particularly, our R&D expenses. Drug development in the U.S. and most countries throughout the world is a process that includes several steps defined by the FDA and similar regulatory authorities in foreign countries. The FDA approval processes relating to new drug products differ depending on the nature of the particular product candidate for which approval is sought. With respect to any product candidate with active ingredients not previously approved by the FDA, a prospective drug product manufacturer is required to submit a new drug application, or NDA, that includes complete reports of pre-clinical, clinical and laboratory studies and extensive manufacturing information to demonstrate the product candidate’s safety and effectiveness. Generally, an NDA must be supported by at least phase 1, 2 and 3 clinical studies, with each study typically more expensive and lengthy than the previous study.

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

(16)

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

While many of our R&D expenses are transacted in U.S. dollars, certain significant expenses are required to be paid in foreign currencies and expose us to transaction gains and losses that could result from changes in foreign currency exchange rates. In particular, we may be obligated to pay in foreign currencies for the services of third-party manufacturers of and component suppliers for our product candidates. Our exposure to currency risk may increase in connection with the manufacture of clinical trial material and, if and as applicable, product for commercial sale. We include realized gains and losses from foreign currency transactions in operations as incurred.

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

Interest and Other Income/(Expense). Interest and other income/(expense) includes interest income, interest expense, unrealized gains and losses due to changes in the exchange rates on assets and liabilities denominated in foreign currencies, realized gains and losses from foreign currency transactions and other non-operating gains and losses.

Comparison of Three Months Ended March 31, 2012 and 2011

Revenue. We recognized no revenue for the three months ended March 31, 2012 or 2011.

R&D Expenses. Our R&D expenses for the three months ended March 31, 2012 consisted primarily of costs associated with external nonclinical study activities, which largely consisted of research-related manufacturing costs for ANX-188 and ANX-514. The following table summarizes our consolidated R&D expenses by type for each of the periods presented:

	Three months ended March 31,		January 1, 2005 through March 31,
	2012	2011	2012
External clinical study fees and expenses	$251,050	$90,233	$25,020,348
External nonclinical study fees and expenses	1,547,895	453,609	33,015,162
Personnel costs	385,808	69,309	11,746,849
Share-based compensation expense	25,701	(1,858)	2,923,146

Total	$2,210,454	$611,293	$72,705,505

R&D expenses increased by $1.6 million, or approximately 261.6%, to $2.2 million for the three months ended March 31, 2012, compared to $0.6 million for the same period in 2011. This increase was due to a $1.1 million increase in external nonclinical study fees and expenses, a $0.3 million increase in personnel costs and a $0.2 million increase in external clinical study fees and expenses. The increase in external nonclinical study fees and expenses was primarily related to increased research-related manufacturing expenses of $0.9 million for ANX-188 and $0.5 million for ANX-514, offset by a $0.3 million decrease in research-related manufacturing expenses related to Exelbine™. The increase in personnel costs was primarily related to increased headcount. The increase in external clinical study fees and expenses was primarily related to increased clinical consulting expenses of $0.2 million for ANX-188.

(17)

Selling, General and Administrative Expenses. SG&A expenses increased by $0.4 million, or approximately 30.0%, to $2.0 million for the three months ended March 31, 2012, compared to $1.6 million for the same period in 2011. This increase resulted from a $0.2 million increase in personnel costs, mainly due to increased headcount, and a $0.2 million increase in share-based compensation expense.

Transaction-Related Expenses. Transaction-related expenses were negative $0.1 million for the three months ended March 31, 2012, compared to $0.8 million for the same period in 2011. We recognized negative transaction-related expenses for the three months ended March 31, 2012 due to changes in the fair values of the contingent asset and contingent liability related to our consideration for the SynthRx acquisition at March 31, 2012 relative to December 31, 2011. The net $0.1 million reduction to transaction-related expenses was primarily due to the increase in our stock price at March 31, 2012 relative to December 31, 2011. Transaction-related expenses for the three months ended March 31, 2011 consisted of $0.8 million related to legal, accounting, financial and business development advisory fees associated with the evaluation of potential acquisition targets, including SynthRx.

Interest Income. Interest income amounted to $29,378 for the three months ended March 31, 2012, compared to $32,871 for the same period in 2011. The small decrease in interest income for the three months ended March 31, 2012 was attributable primarily to lower interest rates on invested balances in 2012 as compared to 2011.

Net Loss. Net loss applicable to common stock was $4.2 million, or $0.09 per share, for the three months ended March 31, 2012, compared to net loss applicable to common stock of $3.0 million, or $0.13 per share, for the same period in 2011.

Liquidity and Capital Resources

We have a history of annual losses from operations and we have funded our operations primarily through sales of our equity securities. We had a loss from operations of $4.2 million for the three months ended March 31, 2012 and cash, cash equivalents and short-term investments of approximately $46.0 million as of March 31, 2012. Our short-term investments at March 31, 2012 consisted entirely of FDIC-insured certificates of deposit.

We may receive up to $0.8 million, $4.4 million, $6.6 million, $5.6 million and $11.7 million of additional net proceeds from the exercise of warrants issued in the registered direct equity financings we completed in October 2009, January and May 2010 and January 2011 and the underwritten public offering we completed in November 2011, respectively; however, the exercise of these warrants is subject to certain beneficial ownership limitations. We may receive up to $4.8 million of additional net proceeds from the exercise of warrants issued to our placement agent and underwriter, and its designees, as additional consideration for services in connection with certain of our equity financings. See Note 11, “Stockholders’ Equity – Warrants,” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) in this report for a list of shares of our common stock underlying warrants outstanding as of March 31, 2012 and their associated exercise prices and expiration dates.

For a discussion of our liquidity and capital resources outlook, see “Management Outlook” below.

Operating activities. Net cash used in operating activities was $4.4 million for the three months ended March 31, 2012 compared to $2.4 million for the same period in 2011. The increase in cash used in operating activities was primarily due to a higher net loss for the three months ended March 31, 2012 compared to the same period in 2011 ($1.1 million), changes in assets and liabilities ($1.0 million) primarily due to a decrease in accounts payable and accrued liabilities related to the timing of payments made and expenses incurred for evaluation of potential acquisition targets, Exelbine commercial-readiness activities and research-related manufacturing expenses for ANX-188 and ANX-514, and a gain on the change in fair value of contingent consideration related to our SynthRx acquisition ($0.1 million), offset by increased share-based compensation expense ($0.2 million).

Investing activities. Net cash used in investing activities was $4.1 million for the three months ended March 31, 2012 compared to $2,223 for the same period in 2011. The difference was primarily due to an increase of $5.3 million in purchases of certificates of deposit and $0.2 million in purchases of property and equipment, offset by $1.4 million in maturities of certificates of deposits.

Financing activities. Net cash of $47,742 was used in financing activities during the three months ended March 31, 2012 compared to net cash of $21.0 million provided by financing activities for the same period in 2011. The net cash used in financing activities for the three months ended March 31, 2012 resulted from expenses associated with filing a shelf registration statement. The cash provided by financing activities for the three months ended March 31, 2011 reflects net proceeds of $21.0 million from our January 2011 registered direct equity financing.

(18)

Management Outlook

We anticipate that our cash, cash equivalents and short-term investments as of March 31, 2012 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, our future capital uses and requirements will be affected by numerous forward-looking factors that, depending on their actual outcome, could shorten or extend the period through which our operating funds will sustain us. These factors include, but are not limited to: the scope, prioritization and number of development programs we pursue; the rate of progress and costs of development and regulatory approval activities associated with our product candidates, including conducting manufacturing process development activities, manufacturing clinical trial material and initiating and conducting clinical studies; the extent to which we acquire new product candidates and/or technologies; the extent to which we partner or collaborate with third parties to develop, seek regulatory approval of and commercialize our product candidates, or sell or license our product candidates to others; and whether any of our product candidates for which we receive regulatory approval, if any, achieve broad market acceptance. In addition, we have a small workforce and rely on third parties to perform many essential services for us, including the manufacture of clinical trial material, the conduct of clinical studies and regulatory submissions related to product approval. The timing and extent to which we increase our workforce is difficult to predict as it will be influenced by the rate of progress of development and regulatory approval of our product candidates and whether we partner them, as well as the extent to which we acquire and develop new product candidates and/or technologies. Increases in the size of our workforce would impact the period through which our operating funds will sustain us.

We are focusing our resources primarily on the development of ANX-188 and plan to initiate a phase 3 clinical study of ANX-188 in 2012 for the treatment of patients suffering from complications associated with sickle cell disease. Currently, we are focused on finalizing the trial design and, in parallel, working with third-party manufacturers on process development and production of clinical trial material. In addition, we plan to conduct a number of smaller-scale clinical studies to further assess the efficacy, safety and tolerability of ANX-188 in sickle cell disease and other indications, and expect these studies to overlap the planned phase 3 study. We have and may continue to increase our workforce in connection with our development of ANX-188. We plan to pursue partnering and other strategic opportunities for development of ANX-188 outside of the U.S. and for additional indications in the U.S.

With respect to ANX-514, we are conducting manufacturing development activities to support production of clinical trial material. However, we currently do not plan to initiate any clinical studies of ANX-514 during 2012. As we investigate the optimal development path for ANX-514, if we determine the anticipated capital requirements associated with it are not financially justifiable, we may determine to discontinue this program. We are continuing to pursue partnering and other strategic opportunities for ANX-514, including its sale or exclusive license to a third party.

Although our current focus is on the development of ANX-188, from time to time, we may evaluate pipeline expansion opportunities that we believe will increase the long-term value of our company. The process of identifying and evaluating various opportunities can be lengthy and complex and divert management’s attention from our current development programs. We have limited resources to identify, evaluate and negotiate potential transactions, and supplementing our current resources to complete one or more transactions may be costly. We expect that our capital requirements would increase in future periods if we were to expand our product pipeline.

Although we anticipate that our cash, cash equivalents and short-term investments as of March 31, 2012 will be sufficient to fund our currently planned level of operations for at least the next 12 months, we expect to incur significant and increasing losses for the next several years as we advance our product candidates through clinical studies and other development activities and seek regulatory approval to commercialize such product candidates. We will need additional financing to support our operating activities. In addition, we may seek to expand our product pipeline through acquisition of additional product candidates and/or technologies. For the foreseeable future, we plan to seek to fund our operations through public or private equity and/or debt financings. We may also seek to raise funds through strategic relationships and/or licensing transactions. Even though we were able to raise significant funds in the recent past through equity financings, adequate additional financing may not be available to us in the future on acceptable terms or on a timely basis or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and ability to pursue our business strategy.

Recent Accounting Pronouncements

See Note 9, “Recent Accounting Pronouncements,” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) in this report for a discussion of recent accounting announcements and their effect, if any, on us.

Forward Looking Statements

This report, particularly Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements we make regarding our business strategy, expectations and plans, our objectives for future operations and our future financial position. Forward-looking statements can be identified by words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding activities, timing and costs related to developing and seeking regulatory approval for our product candidates, seeking to partner or collaborate with third parties with respect to the development and commercialization of our product candidates, the sale or exclusive license of one or more of our product candidate programs, raising additional capital, expanding our product pipeline and our belief that we have sufficient liquidity to fund our currently planned level of operations for at least the next 12 months. The foregoing is not an exclusive list of all forward-looking statements we make.

(19)

We have based the forward-looking statements we make on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The forward-looking statements we make are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following:

•	our ability, or that of a future partner, to successfully develop and obtain regulatory approval for, and then successfully commercialize our product candidates in the U.S. and/or elsewhere;

•	our ability to obtain additional funding to develop our product candidates on a timely basis or on acceptable terms, or at all;

•

the potential for us to delay, reduce or discontinue current and/or planned development activities, partner our product candidates at inopportune times or pursue less expensive but higher-risk development paths if we are unable to raise sufficient additional capital as needed;

•	delays in the commencement or completion of a clinical study or manufacturing and regulatory activities related to our product candidates;

•	suspension or termination of clinical study;

•	the ability of our product candidates to demonstrate acceptable safety and efficacy in clinical studies;

•

our ability to maintain our relationships with the single-source third-party manufacturers and suppliers for our product candidates and certain of their component materials and the ability of such manufacturers and suppliers to successfully and consistently meet our manufacturing and supply requirements;

•	the satisfactory performance of third parties, including CROs, on whom we rely significantly to conduct our nonclinical testing, clinical studies and other aspects of our development programs;

•	the extent of market acceptance of any of our product candidates for which we receive regulatory approval;

•	the extent to which we acquire new technologies and/or product candidates and our ability to integrate them successfully into our operations;

•	the potential that we may enter into one or more development and/or commercial partnerships or other strategic transactions relating to our product candidates, and the terms of any such transactions;

•	the extent to which we increase our workforce and our ability to attract and retain qualified personnel and manage growth;

•	competition in the marketplace for our products, if any are approved;

•	our ability to protect our intellectual rights with respect to our product candidates and proprietary technology;

•	claims against us for infringing the proprietary rights of third parties;

(20)

•	healthcare reform measures and reimbursement policies that, if not favorable to our product candidates, could hinder or prevent our products’ commercial success;

•	undesirable side effects that our product candidates may cause;

•	potential product liability exposure and, if successful claims are brought against us, liability for a product or product candidate;

•	our ability to maintain compliance with NYSE Amex continued listing standards and maintain the listing of our common stock on the NYSE Amex equities market or another national securities exchange; and

•	the other factors that are described in Item 1A (Risk Factors) of Part II of this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Under rules and regulations promulgated by the Securities and Exchange Commission, or SEC, because the aggregate worldwide market value of our common stock held by non-affiliates was more than $75 million, but less than $700 million, as of June 30, 2011, the last business day of our most recently completed second fiscal quarter, we are considered to be an “accelerated filer.” We were considered to be a “smaller reporting company” when we determined our filing status for purposes of our annual report on Form 10-K for our fiscal year ended December 31, 2010. SEC rules and regulations provide that a smaller reporting company transitioning to the larger reporting system, as we are doing this year, may finish reporting as a smaller reporting company for the rest of the fiscal year, including in its annual report on Form 10-K, and is not required to satisfy the larger reporting company disclosure requirements until the first quarterly report for the new fiscal year following the determination date. Accordingly, we were not required to and did not provide the quantitative and qualitative disclosures about market risk required by Item 305 of Regulation S-K in our annual report on Form 10-K for our fiscal year ended December 31, 2011. As a result, we are not required to provide the quantitative and qualitative disclosures about market risk required by Item 305 of Regulation S-K in this report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2012 these disclosure controls and procedures were effective at the reasonable assurance level.

(21)

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

Item 1A. Risk Factors

Our financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control, that may cause actual performance to differ materially from historical or projected future performance. We urge investors to consider carefully the risks described below, together with all of the information in this quarterly report and our other public filings, before making investment decisions regarding our common stock. Each of these risk factors, as well as additional risks not presently known to us or that we currently deem immaterial, could adversely affect our business, operating results, financial condition and the value of an investment in our common stock.

We have marked with an asterisk (*) the title of those risk factors below that reflect material changes from the risk factors included in our annual report on Form 10-K for the year ended December 31, 2011.

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

The success of our business currently is dependent primarily on the success of ANX-188 and this product candidate may not receive regulatory approval or be successfully commercialized.*

We currently have no products for sale and we are focusing our resources primarily on the development of ANX-188. Accordingly, the success of our business currently depends primarily on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize this product candidate and our efforts in this regard may prove unsuccessful. ANX-188 requires considerable additional development, including a phase 3 clinical study and significant manufacturing activities prior to commencing clinical studies, all of which require us to expend significant resources and with which we have limited experience. We also are developing ANX-514, which requires significant additional development as well. Our product candidates, including ANX-188, may not be successful in clinical studies or, even if successful in clinical studies, may not receive regulatory approval in a timely manner, or at all. If any of our product candidates is approved by the FDA or any foreign regulatory agency, our ability to generate revenues from these products will depend in substantial part on the extent to which they are accepted by the medical community and reimbursed by third-party payors as well as our ability to market and sell them and ensure that our third-party manufacturers produce sufficient quantities of the products to meet commercial demand, if any.

Our financial resources are limited, we will need to obtain additional funding to pursue our current business strategy and we may not be able to obtain such funding on a timely basis or on commercially reasonable terms, if at all.

We have experienced significant losses in acquiring and funding the development of our product candidates, accumulating net losses totaling approximately $175.8 million as of March 31, 2012, and we expect to continue to incur substantial operating losses for the foreseeable future, even if we or a future partner of ours is successful in advancing our product candidates to market. We do not expect to generate cash flows from sales of our products unless and until our products are approved for marketing, the occurrence and timing of which we cannot predict accurately.

(22)

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

We anticipate that our cash, cash equivalents and short-term investments, which were approximately $46.0 million as of March 31, 2012, will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, we may determine to grow our organization and/or pursue development activities for our product candidates at levels or on timelines, or we may incur unexpected expenses, that shorten the period through which our current operating funds will sustain us. We may also seek to expand our product pipeline through acquisition of additional product candidates and/or technologies and the cost to acquire and develop such new product candidates and/or technologies may shorten the period through which our current operating funds will sustain us. For the foreseeable future, we plan to fund our operations through public or private equity and debt financings. We may also seek to raise funds through collaborations, licensing arrangements or other strategic or partnering transactions. However, adequate additional funding may not be available on acceptable terms or on a timely basis, if at all. Even if we incur costs in pursuing, evaluating and negotiating particular capital-raising and/or strategic or partnering transactions, our efforts may not prove successful. We believe global economic conditions, including the continued volatility of U.S. and international equity markets, may adversely impact our ability to raise additional capital.

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

(23)

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

Our ability to timely raise sufficient additional capital also may be limited by the NYSE Amex’s stockholder approval requirements for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the NYSE Amex requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our then outstanding common stock, unless the transaction is considered a “public offering” by the NYSE Amex staff. Based on the number of shares of our outstanding common stock as of May 1, 2012 and on the closing price per share of our common stock on such date, which was $0.60, we could not raise more than approximately $5.7 million without obtaining stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. In addition, certain prior sales by us may be aggregated with any offering we may propose in the future, further limiting the amount we could raise in any future offering that is not considered a public offering by the NYSE Amex staff and involves the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. The NYSE Amex also requires that we obtain stockholder approval if the issuance or potential issuance of additional shares will be considered by the NYSE Amex staff to result in a change of control of us.

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

(24)

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

Although we anticipate that our cash, cash equivalents and short-term investments as of March 31, 2012 will be sufficient to fund our operations at their current levels for at least the next 12 months, we expect to need to raise additional capital in order to execute our current business plan. If we are not able to raise sufficient additional capital, we may be required to delay, reduce or discontinue our development activities or attempt to continue them by entering into arrangements with partners or others that may not be available on favorable terms, or at all, and may require us to relinquish some or all of our rights to our product candidates or the financial benefits thereof. For example, if we do not have sufficient capital, we may determine not to investigate additional indications or other label changes for a product candidate or to conduct other studies or activities intended to expand the scale and scope of its clinical benefit and market potential. Any such development delays could impair our ability to realize the full clinical and market potential of a product candidate and have a material adverse effect on our business and financial condition.

We may determine that it is in the best interest of our company to partner, sell or exclusively license rights to develop and/or commercialize one or more of our product candidates to a third party rather than independently continue their development, but such a strategic option may not be available on acceptable terms, or at all.*

As we consider the optimal development paths for our product candidates and our limited resources, we may determine to prioritize a particular program or programs over others. As a result, we may decide to discontinue independent development of a product candidate and solely pursue partnering and other strategic options, including selling or exclusively licensing them to a third party. For example, in 2011 we elected to discontinue independent development of Exelbine and are seeking a partner or outside investor for the program to complete the necessary bioequivalence study. A strategic option may not be available on acceptable terms, or at all, and we may not realize value from our investment in any discontinued development program. In addition, discontinuation of a development program may be viewed negatively, which could adversely affect our stock price.

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

(25)

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

We may use cash, shares of our common stock, securities convertible into our common stock or a combination of cash and our securities to pay the purchase price or license fee for any future strategic transaction. The use of cash could negatively impact our financial position and ability to develop our product candidates. The use of shares of our common stock or securities convertible into shares of our common stock would dilute the holdings of our existing stockholders and, given our recent market capitalization, such dilution could be substantial. For example, as consideration for our acquisition of SynthRx, in addition to the 2,800,851 shares we issued to SynthRx’s former stockholders in April 2011, we could issue up to an aggregate of 13,478,050 additional shares of our common stock to such persons upon achievement of milestones related to the development and regulatory approval of ANX-188 for the treatment of sickle cell crisis in children. If all milestones are achieved without reduction, the number of shares we issue in connection with the SynthRx acquisition would, in the aggregate, represent an approximately 27% ownership stake in our company (based on shares outstanding as of May 1, 2012 plus shares issued in connection with achievement of the milestones). The issuance of shares in connection with other future strategic transactions, if any, may result in the stockholders who own the majority of our voting securities prior to one or more of such transactions owning less than a majority after such transactions.

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

(26)

Our ability to use net operating loss carry forwards and research and development tax credits to offset future taxable income or future tax will be limited and may be limited further in the future due to changes in ownership (within the meaning of IRC Section 382) that have occurred and may occur in the future.*

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income, and an ownership change is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. We have identified several ownership changes within the meaning of IRC Section 382, with the most recent as a result of our November 2011 common stock and warrant financing. As a result of these ownership changes, we do not expect to be eligible to utilize the NOL carry forwards and research and development tax credits we had accumulated as of November 11, 2011. Further ownership changes may occur in the future, which could eliminate or restrict our ability to use NOL carry forwards and research and development tax credits generated after November 11, 2011. Limitations on our ability to use NOL carry forwards and research and development tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

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

(27)

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

Clinical testing typically is expensive and can take years to complete, and its outcome is inherently uncertain. Planned clinical studies may not commence on time or be completed on schedule, if at all. The commencement and completion of clinical studies can be delayed for a variety of reasons, including difficulties and delays related to:

•	obtaining regulatory approval to commence a clinical study;

•	obtaining institutional review board, or IRB, approval to conduct a clinical study at a prospective site;

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

(28)

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

We may not achieve our projected development goals in the time frames we announce. Further testing and validation of our product candidates and related manufacturing processes are required and regulatory approval may be delayed or denied, which would delay or prevent us from marketing our product candidates and substantially harm our business.*

Human pharmaceutical products generally are subject to rigorous nonclinical testing and clinical studies and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations is time-consuming and requires the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country.

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

(29)

We set goals for and make public statements regarding our estimates of the timing for accomplishing certain objectives material to successful development of our product candidates. The actual timing of these events can vary dramatically due to many factors, including delays or failures in our nonclinical testing, clinical studies and manufacturing and regulatory activities and the uncertainties inherent in the regulatory approval process. For example, although we reached agreement with the FDA on a pivotal clinical study of ANX-514 that would support approval of ANX-514 without a corticosteroid premedication regimen, we do not plan to initiate any clinical studies of ANX-514 during 2012. In addition, if the FDA determines that the authenticity of the study drugs used in our bioequivalence study of ANX-514 cannot be verified, including because of the manner in which reserve samples were selected and maintained, we may be required to repeat the bioequivalence study prior to regulatory approval of ANX-514, and the results of a repeat study may cause the FDA to require additional clinical studies, which may increase the time and cost of seeking regulatory approval for ANX-514. Further, the FDA may inquire regarding the manufacturing source, in-process and product release specifications and overall uniformity of reference product used in our bioequivalence study, particularly since it was conducted at sites in multiple countries, and we may be unable to provide documentation satisfactory to the FDA with respect to such reference product, which may result in the FDA requiring that we evaluate additional patients, re-perform the bioequivalence study, conduct clinical studies or take other remedial measures. Further, the form of API used in the manufacture of ANX-514 for our bioequivalence study will not be the same form of API used in the manufacture of ANX-514 for any future clinical studies of ANX-514 or for process validation batches or commercial supply. To ensure the comparability of the ANX-514 used in the bioequivalence study and the ANX-514 intended for use in any future clinical study and commercial sale, the FDA may require that we evaluate each form of ANX-514 in additional patients, conduct other clinical studies or take other remedial actions. We may have insufficient quantities of each form of ANX-514 and could incur substantial cost and delay in acquiring such quantities, in addition to the time and expense associated with conducting the evaluation, conducting other clinical studies or taking other remedial measures. In addition, even though the FDA has confirmed the appropriateness of a Section 505(b)(2) regulatory path for ANX-514, the FDA’s views may change and the FDA may not allow us to rely on data regarding the safety and efficacy of Taxotere in its evaluation of an NDA for ANX-514 or the FDA may allow us to rely only on certain subsets of the efficacy data related to Taxotere, in which case we likely would need to conduct substantial, additional clinical and nonclinical work prior to regulatory approval. Furthermore, we may determine to conduct clinical studies with respect to ANX-514 to support uses in new indications or other label changes or for other reasons. With respect to ANX-188, the FDA may require nonclinical testing and/or clinical studies in addition to our planned phase 3 and other clinical studies to demonstrate that ANX-188 is a safe and effective treatment for patients with sickle cell disease. If the development plan for any of our product candidates becomes more extensive and costly than anticipated, we may determine that the associated time and cost are not financially justifiable and, as a result, discontinue the program. Discontinuation of a development program may be viewed negatively, which could adversely affect our stock price.

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

(30)

We do not have, and do not intend to establish, manufacturing capabilities and are dependent on third parties to conduct manufacturing process development activities and to provide us with clinical trial material and, if any of our products are approved, commercial product, and the loss of any of these manufacturers, or their failure to provide to us with an adequate supply of our product candidates in a timely manner and on commercially acceptable terms, or at all, could harm our business.*

We do not have any manufacturing capability. We have executed or are in late-stage negotiations with third parties to supply us with ANX-188 API and ANX-188 drug product for clinical use, but we do not have any agreements for the supply of such materials for commercial use. Despite our late-stage negotiations, we may not be able to establish a relationship with the ANX-188 drug product supplier in a timely manner or on commercially acceptable terms, or at all. We do not have any long-term development or supply agreements with any third party manufacturer or component supplier for ANX-514. If we fail to maintain relationships with our current and planned third-party manufacturers and suppliers, we may not be able to complete development of our product candidates or market our products, if approved, on a timely basis, or at all, which would have a material and adverse effect on our business. These manufacturers and suppliers may not perform as agreed or may terminate their agreements with us. For example, because these third parties provide manufacturing services to a number of other pharmaceutical companies, they may experience capacity constraints or choose to prioritize one or more of their other customers over us. Any significant problem that our manufacturers or suppliers experience could delay or interrupt the supply to us of clinical trial material or commercial product until the manufacturer or supplier cures the problem or until we locate, negotiate for and validate an alternative source of supply, if an alternative source is available.

In addition to supplying clinical trial material for our clinical studies, we rely on third-parties to conduct key manufacturing development activities, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials and conducting stability testing, among other things. If these third parties are unable to perform successfully in a timely manner, whether for technical, financial or other reasons, we may be unable to secure clinical trial material, which likely would delay the initiation, conduct or completion of our clinical studies, which likely would have a material and adverse effect on our business.

Currently, we do not anticipate engaging alternative sources to backup our primary sources of clinical trial material or, as applicable in the future, commercial product. Therefore, if our primary sources become unable or unwilling to perform, we could experience protracted delays or interruptions in the supply of clinical trial material and, ultimately, for product commercial sale, which could materially and adversely affect our development programs and commercial activities and operations. For example, if we are unable to maintain our relationship with our existing ANX-188 API supplier, we may be unable to identify or establish a relationship with an alternate supplier that has the technical capabilities and desire to perform the development and supply services that we require for ANX-188 API on commercially reasonable terms, or at all. The ANX-188 API is a purified form of poloxamer 188, or P188, that is produced through a proprietary extraction process. This extraction process is complex and requires highly specialized equipment and there are a limited number of CMOs capable and willing to perform the process as we require, which makes identifying and establishing relationships with CMOs more difficult and may provide them with substantial leverage over us in any negotiations. In addition, although P188 (non-purified), which is the ANX-188 active ingredient starting material, is widely available, we do not have any long-term agreement for its supply to us and the third-party manufacturers of this material could make changes that cause the FDA to determine that it is not acceptable active ingredient starting material. As a result, we could experience significant disruption in our ability to manufacture ANX-188, which likely would add significant cost to the overall development and commercialization of ANX-188 and adversely affect our ability to develop ANX-188 on a timely basis.

All manufacturers of our clinical trial material and, as applicable, our commercial products, as well as the manufacturers of the active ingredients included in our products and product candidates, must comply with cGMP requirements enforced by the FDA through its facilities inspection program and applicable requirements of foreign regulatory authorities. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our clinical trial material and products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we or our representatives generally monitor and audit our manufacturers’ systems, we have little control over our manufacturers’ ongoing compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval.

Furthermore, the manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling-up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, and shortages of qualified personnel. None of our product candidates have been manufactured at the scales we believe will be necessary to maximize their commercial value and, accordingly, we may encounter difficulties in attempting to scale-up production and may not succeed in scaling-up production. In addition, the FDA or other regulatory authorities may impose additional requirements as we scale-up initial production capabilities, which may delay our scale-up activities or add expense.

(31)

If our manufacturers encounter any of these difficulties or otherwise fail to comply with their contractual obligations, we may have insufficient quantities of clinical trial material for our planned and any future clinical studies. In addition, any delay or interruption in the supply of supplies necessary or useful to manufacture our product candidates could delay the completion of our planned and any future clinical studies, increase the costs associated with maintaining our development programs and, depending upon the period of delay, require us to commence new clinical studies at significant additional expense or terminate the studies completely. We cannot ensure that manufacturing or quality control problems will not arise in connection with the manufacture of our clinical trial material or products, or that third-party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such clinical trial material or products. Any of the above factors could cause us to delay or suspend anticipated or on-going trials, regulatory submissions, required approvals or commercialization of our product candidates, entail higher costs or result in our being unable to effectively commercialize our products. Our dependence upon third parties for the manufacture of our clinical trial material and products may adversely affect our future costs and our ability to develop and commercialize our product candidates on a timely and competitive basis.

If any of our product candidates are approved by the FDA or another regulatory authority, any problems or delays experienced in their manufacturing processes may impair our ability to provide commercial quantities, which would limit our ability to sell the products and adversely affect our business. Redesigning our manufacturing processes or identifying alternative suppliers in response to problems we may encounter could take significant time, if such alternative processes and suppliers are available at all. Even if we are able to identify alternative suppliers, they may be unwilling to manufacture our products on commercially reasonable terms.

Any new supplier of products or component materials, including API, would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing such products or ingredients. The FDA may require us to conduct additional clinical studies, collect stability data and provide additional information concerning any new supplier, or change in a validated manufacturing process, including scaling-up production, before we could distribute products from that supplier or revised process. For example, if the FDA requires substantial stability or other data from the new manufacturer, which would take significant time and cost to generate, our ability to meet commercial demand, if any, could be impaired. In addition, obtaining the necessary FDA or other applicable regulatory approvals and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and require the new supplier to bear significant additional costs, which may be passed on to us.

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

The CROs that we engage to execute our clinical studies play a significant role in the conduct of the studies and subsequent collection and analysis of data, and we likely will depend on CROs and clinical investigators to conduct future clinical studies and to assist in analyzing completed studies and developing regulatory strategies for our product candidates. Individuals working at the CROs with which we contract, as well as investigators at the sites at which our studies are conducted, are not our employees, and we have limited control over the amount or timing of resources that they devote to our programs. If these CROs and/or investigators fail to devote sufficient time and resources to our studies, if they do not comply with all regulatory and contractual requirements or if their performance is substandard, it will delay the approval of our applications to regulatory agencies and the introduction of our products. Moreover, these CROs may have relationships with other commercial entities, some of which may compete with us. If they assist our competitors at our expense, it could harm our competitive position. Failure of these CROs to meet their obligations could adversely affect development of our product candidates. For example, in 2006, we engaged a CRO to assist with the primary conduct of our bioequivalence study of Exelbine, including monitoring participating clinical sites to ensure compliance with regulatory requirements. FDA guidance recommends that clinical sites randomly select and retain reserve samples of study drugs used in bioequivalence studies. However, the clinical sites that participated in our bioequivalence study of Exelbine failed to do so. In August 2011, we received a complete response letter from the FDA stating that the authenticity of the study drugs used in that bioequivalence study could not be verified and, consequently, the study would need to be repeated to address that deficiency.

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

(32)

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

If any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product or, if applicable, the reference product:

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

(33)

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

If any of our product candidates for which we receive regulatory approval fails to achieve significant market acceptance among the medical community, patients or third-party payors, the revenues we generate from its sales will be limited and our business may not be profitable.

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

(34)

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

(35)

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

(36)

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

(37)

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

ANX-514 and Exelbine, if approved, would compete against Taxotere and Navelbine®, respectively, as well as their generic equivalents and other formulations of docetaxel and vinorelbine. If our emulsion-formulation product candidates receive regulatory approval based on bioequivalence to their currently marketed reference products, our ability to differentiate them from competing products will be limited. Even if we believe they demonstrate clinical, pharmacoeconomic or other benefits relative to competing products, we may be unable to market or promote them based on these benefits. If ANX-514 and/or Exelbine receive regulatory approval, but such approval is for less than all of the indications for which Taxotere and Navelbine, respectively, are approved, the commercial success of those products could be significantly limited. If our products do not receive unique HCPCS product codes, we may be required to price our products at levels that do not cover our costs to manufacture, market and distribute the products or provide any profit, or to price our products at levels at which they are not competitive.

(38)

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

(39)

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

(40)

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

(41)

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

Sales of substantial amounts of our common stock or the perception that such sales may occur could cause the market price of our common stock to drop significantly, even if our business is performing well.*

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, us or our existing stockholders of shares of our common stock. These sales by our existing stockholders might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. Currently, we have effective primary registration statements on Form S-3 under which we may sell and issue more than $205 million of securities. We also have effective resale registration statements on Form S-3 and an effective registration statement on Form S-1 that register a significant number of shares of our common stock and securities convertible into our common stock that may be sold by us or certain of our stockholders, including an effective resale registration statement for up to 16,278,901 shares of our common stock that were issued or may be issued in the future to the selling stockholders named therein in connection with our acquisition of SynthRx. Collectively, these registration statements may increase the likelihood of sales by, or the perception of an increased likelihood of sales by, us or our existing stockholders of shares of our common stock.

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

Pursuant to the voting and transfer restriction agreement between us and each of the former principal stockholders of SynthRx, each stockholder party has agreed to vote all shares of our common stock beneficially owned by that party with respect to every action or approval by written consent of our stockholders in such manner as directed by us, except in limited circumstances, and has executed an irrevocable proxy appointing and authorizing us to vote such shares in such manner. If the development of ANX-188 achieves all of the milestones set forth in our merger agreement with SynthRx without reduction, we will issue an additional 13,478,050 shares of our common stock, representing, in the aggregate (and including the shares issued in connection with the closing of our acquisition of SynthRx) an approximately 27% ownership stake in our company (based on shares outstanding as of May 1, 2012 plus shares issued in connection with achievement of the milestones). As a result of such issuances and the voting and transfer restriction agreement, we currently have, and in the future may have even more, significant control over substantially all matters requiring approval by our stockholders, including the election of directors and the approval of certain mergers and other business combination transactions. Even if less than all potential milestone-related shares are issued, our ability to control a potentially significant block of stockholder votes pursuant to the voting and transfer restriction agreement may enable us to substantially affect the outcome of proposals brought before our stockholders. Although our board of directors acts in a manner it believes is in the best interest of our stockholders as a whole, the interests of our stockholders as a whole may not always coincide with the interests of individual stockholders or particular groups of stockholders.

(42)

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

An Exhibit Index has been attached as part of this report and is incorporated herein by reference.

(43)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.

Date: May 7, 2012	By:	/s/ Brian M. Culley
Brian M. Culley Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Patrick L. Keran
Patrick L. Keran President and Chief Operating Officer (Principal Financial Officer)

(44)

EXHIBIT INDEX

Exhibit	Description

10.1#(1)	2012 Executive Incentive Plan

31.1	Certification of principal executive officer pursuant to Rules 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rules 13a-14(a)/15d-14(a)

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan
*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.
(1)	Filed with the registrant’s Current Report on Form 8-K on February 27, 2012 (SEC file number 001-32157-12642097).