Form 10-Q
period 2012-06-30
ADVENTRX PHARMACEUTICALS INC
filed 2012-08-06
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Smaller reporting company	☒

Non-accelerated filer	☐	Accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of August 1, 2012 was 47,715,709.

		Page
PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1

	a. Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	1

	b. Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended June 30, 2012 and 2011 and for the period from inception (June 12, 1996) through June 30, 2012	2

	c. Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and for the period from inception (June 12, 1996) through June 30, 2012	3

	d. Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

(i)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$29,956,864	$43,569,947
Short-term investments	13,117,818	7,133,697
Interest and other receivables	21,543	17,245
Contingent asset	704,500	815,011
Prepaid expenses	484,469	256,311

Total current assets	44,285,194	51,792,211
Property and equipment, net	295,499	464,465
In-process research and development	6,549,000	6,549,000
Goodwill	3,006,883	3,006,883
Other assets	43,912	43,912

Total assets	$54,180,488	$61,856,471

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$468,460	$451,705
Accrued liabilities	1,242,264	1,120,416
Accrued compensation and payroll taxes	661,447	756,773
Contingent liability	121,125	140,125

Total current liabilities	2,493,296	2,469,019
Deferred income tax liability	2,608,755	2,608,755

Total liabilities	5,102,051	5,077,774

Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 47,715,709 shares issued and outstanding at both June 30, 2012 and December 31, 2011	47,716	47,716
Additional paid-in capital	226,785,748	226,122,331
Accumulated other comprehensive loss	(2,295)	(2,298)
Deficit accumulated during the development stage	(177,752,732)	(169,389,052)

Total stockholders’ equity	49,078,437	56,778,697

Total liabilities and stockholders’ equity	$54,180,488	$61,856,471

(1)	The balance sheet at December 31, 2011 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

(1)

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Inception (June 12, 1996) through
	2012	2011	2012	2011	June 30, 2012
Revenues:
Net sales	$—	$—	$—	$—	$174,830
Licensing revenue	—	—	—	—	1,300,000
Grant revenue	—	—	—	—	618,692

Total net revenues	—	—	—	—	2,093,522
Cost of goods sold	—	—	—	—	51,094

Gross margin	—	—	—	—	2,042,428

Operating expenses:
Research and development	2,107,861	1,342,573	4,318,315	1,953,866	82,287,619
Selling, general and administrative	1,871,059	1,824,108	3,916,297	3,397,854	64,063,604
Transaction-related expenses	205,899	1,229,418	91,511	2,028,923	832,765
Depreciation and amortization	36,739	10,366	66,931	20,237	11,002,119
Write-off of in-process research and development	—	—	—	—	10,422,130
Goodwill impairment	—	—	—	—	5,702,130
Equity in loss of investee	—	—	—	—	178,936

Total operating expenses	4,221,558	4,406,465	8,393,054	7,400,880	174,489,303

Loss from operations	(4,221,558)	(4,406,465)	(8,393,054)	(7,400,880)	(172,446,875)
Reduction of fair value of warrants	—	—	—	—	(12,239,688)
Interest income	19,285	10,998	37,953	43,869	4,796,601
Interest expense	—	—	—	—	(191,729)
Other income (expense)	(8,890)	3,277	(8,579)	8,382	126,173

Loss before cumulative effect of change in accounting principle	(4,211,163)	(4,392,190)	(8,363,680)	(7,348,629)	(179,955,518)
Cumulative effect of change in accounting principle	—	—	—	—	(25,821)

Net loss	(4,211,163)	(4,392,190)	(8,363,680)	(7,348,629)	(179,981,339)

Preferred stock dividends	—	—	—	—	(621,240)
Deemed dividends on preferred stock	—	—	—	—	(10,506,683)

Net loss applicable to common stock	$(4,211,163)	$(4,392,190)	$(8,363,680)	$(7,348,629)	$(191,109,262)

Net loss per common share – basic and diluted	$(0.09)	$(0.17)	$(0.18)	$(0.30)

Weighted average shares – basic and diluted	47,715,709	26,250,259	47,715,709	24,512,515

Comprehensive Income/(Loss):
Net loss	$(4,211,163)	$(4,392,190)	$(8,363,680)	$(7,348,629)	$(179,981,339)
Other comprehensive gains (losses)	(136)	—	3	—	(139)

Comprehensive net loss	$(4,211,299)	$(4,392,190)	$(8,363,677)	$(7,348,629)	$(179,981,478)

See accompanying notes to unaudited condensed consolidated financial statements.

(2)

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,		Inception (June 12, 1996) through
	2012	2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(8,363,680)	$(7,348,629)	$(179,981,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,931	20,237	10,552,121
(Gain) loss on disposals of fixed assets	4,503	(2,973)	61,315
Loss on fair value of warrants	—	—	12,239,688
(Gain) loss on change in fair value of contingent consideration	91,511	227,828	(1,367,794)
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss – write-off of goodwill	—	—	5,702,130
Share-based compensation expense related to employee stock options and restricted stock issued	714,329	208,642	10,804,323
Expense related to options issued to non-employees	—	—	204,664
Expenses paid by issuance of common stock	—	—	1,341,372
Expenses paid by issuance of warrants	—	—	573,357
Expenses paid by issuance of preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Equity in loss of investee	—	—	178,936
In-process research and development	—	—	10,422,130
Write-off of license agreement	—	—	152,866
Write-off of fixed assets	300,114	—	408,114
Cumulative effect of change in accounting principle	—	—	25,821
Amortization of premium / (accretion of discount) on investments in securities	18,883	—	(1,574,459)
Changes in assets and liabilities, net of effect of acquisitions:
Decrease in prepaid expenses and other assets	(232,456)	(343,971)	(799,611)
Increase in accounts payable and accrued liabilities	46,610	261,051	2,221,320

Net cash used in operating activities	(7,353,255)	(6,977,815)	(127,600,509)

Cash flows from investing activities:
Purchases of certificates of deposit	(8,859,000)	—	(17,020,179)
Maturity of certificates of deposit	2,856,000	—	3,872,330
Purchases of other short-term investments	—	—	(111,183,884)
Proceeds from sales and maturities of other short-term investments	—	—	112,788,378
Purchases of property and equipment	(205,916)	(24,538)	(1,676,545)
Proceeds from sale of property and equipment	—	12,635	66,920
Cash paid for acquisitions, net of cash acquired	—	—	32,395
Payment on obligation under license agreement	—	—	(106,250)
Issuance of note receivable – related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash used in investing activities	(6,208,916)	(11,903)	(12,735,792)

Cash flows from financing activities:
Proceeds from sale of common stock	—	22,507,529	123,658,871
Proceeds from exercise of stock options	—	—	712,367
Proceeds from sale or exercise of warrants	—	—	14,714,258
Proceeds from sale of preferred stock	—	—	44,474,720
Repurchase of warrants	—	—	(55,279)
Payments for financing and offering costs	(50,912)	(1,548,123)	(13,948,279)
Payments on notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718
Cash paid in lieu of fractional shares for reverse stock split	—	—	(146)

Net cash provided by (used in) financing activities	(50,912)	20,959,406	170,295,321

Effect of exchange rate changes on cash	—	7,466	(2,156)
Net (decrease)/increase in cash and cash equivalents	(13,613,083)	13,977,154	29,956,864
Cash and cash equivalents at beginning of period	43,569,947	27,978,823	—

Cash and cash equivalents at end of period	$29,956,864	$41,955,977	$29,956,864

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

Certain prior year amounts have been reclassified in the condensed consolidated statements of operations to conform to the current year presentation. These reclassifications were not material and had no effect on net loss.

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

As consideration for the transaction, all shares of SynthRx common stock outstanding immediately prior to the effective time of the merger were cancelled and automatically converted into the right to receive shares of our common stock, in the aggregate, as follows:

(i) 862,078 shares of our common stock, which were issued on April 8, 2011 (the “Fully Vested Shares”) and represent 1,000,000 shares less 137,922 shares that were deducted as a result of certain expenses of SynthRx;

(ii) up to 1,938,773 shares of our common stock, which were issued on April 8, 2011 (the “Subject to Vesting Shares,” and together with the Fully Vested Shares, the “Closing Shares”). The Subject to Vesting Shares are subject to various repurchase rights by us and fully vest, subject to reduction under certain circumstances, upon achievement of the First Milestone (defined below) as follows: Up to approximately 75% of the Subject to Vesting Shares, or 1,454,079 shares, are subject to repurchase by us for $0.001 per share based on whether the First Milestone is achieved, the timing of its achievement and whether and the extent to which the number of evaluable patients planned to target statistical significance with a p value of 0.01 in the primary endpoint exceeds 250 patients, unless otherwise agreed;

(4)

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

(5)

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

Contingent Asset and Contingent Liability

The number of Subject to Vesting Shares subject to repurchase by us (1,454,079 shares) and the Milestone Shares constitute contingent consideration because our repurchase rights with respect to those Subject to Vesting Shares and our obligation to issue the Milestone Shares are contingent on future events. In order to determine the classification of the fair value of the Milestone Shares as a liability or equity, we reviewed Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). ASC 815-40 requires that contingent consideration arrangements that include potential net cash settlements or variable provisions should be classified as a liability. Classification as a liability requires fair value measurement initially and subsequently at each reporting date. Changes in the fair value of contingent consideration classified as a liability are recognized in earnings until the contingent consideration arrangement is settled. Classification as equity requires fair value measurement initially and there are no subsequent re-measurements. Settlement of equity-classified contingent consideration is accounted for within equity.

The probability-weighted fair values of the Second Milestone Shares and the Third Milestone Shares were recorded as equity as there is no net cash settlement provision and the number of shares that ultimately may be issued upon achievement of each of those milestones is fixed.

(6)

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

The remeasurement of the contingent asset and contingent liability as of June 30, 2012 resulted in a net $0.2 million increase and a net $0.1 million increase to transaction-related expenses for the three and six months ended June 30, 2012, respectively.

Pro Forma Information

The operations of SynthRx were fully integrated as of April 8, 2011, the acquisition date, and, accordingly, included in our results of operations for the three and six months ended June 30, 2012. The following unaudited pro forma information for the six months ended June 30, 2011 presents the condensed consolidated results of operations of ADVENTRX and SynthRx as if the acquisition had occurred on January 1, 2010:

Six months ended June 30, 2011
Revenue	$—
Loss from operations	(6,123,270)
Net loss applicable to common stock	(6,070,993)
Net loss per share, basic and diluted	(0.23)

The pro forma condensed consolidated financial information includes the following adjustment directly attributable to the acquisition:

Six months ended June 30, 2011
Transaction-related expenses	$(1,617,453)

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

We account for and report our short-term investments in accordance with ASC 320, Accounting for Certain Investments in Debt and Equity Securities. Our short-term investments are classified as “available-for-sale” securities and carried at fair value based on quoted market prices, with net unrealized gains or losses included in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Realized gains and realized losses are included in other income (expense), while amortization of premiums and accretion of discounts are included in interest income. Interest and dividends on available-for-sale securities are included in interest income. Marketable securities are evaluated periodically for impairment. If we determine that a decline in market value of any investment is other than temporary, then the investment basis would be written down to fair value and charged to earnings.

(7)

At June 30, 2012, the fair value of our short-term investments was $13,117,818. The cost basis of such investments was $13,117,957 and unrealized losses were $139.

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

The fair values at June 30, 2012 of our short-term investments and our contingent asset and contingent liability are summarized in the following table:

	June 30, 2012
	Total Fair Value	Fair Value Determined Under:
		(Level 1)	(Level 2)	(Level 3)
Short-term investments	$13,117,818	$13,117,818	$—	$—
Contingent asset	$704,500	$—	$—	$704,500
Contingent liability	$(121,125)	$—	$—	$(121,125)

A reconciliation of the contingent asset and contingent liability that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) in the six months ended June 30, 2012 is as follows:

	Six months ended June 30, 2012
	Contingent Asset	Contingent Liability
Beginning balance	$815,011	$(140,125)
Net purchases, issuances, sales and settlements	—	—
Total net unrealized gains (losses) included in earnings	(110,511)	19,000
Total net unrealized gains (losses) included in other comprehensive income	—	—
Transfers into level 3 (gross)	—	—
Transfers out of level 3 (gross)	—	—

Ending balance	$704,500	$(121,125)

The fair values of the contingent asset and contingent liability are based on significant estimates and assumptions of management. The fair values of the contingent asset and contingent liability at each remeasurement date are equal to our estimates of the fair value of the Subject to Vesting Shares that may be repurchased by us and the fair value of First Milestone Shares that may be issued by us, respectively. The fair value of these shares is based on our estimates of the probability of achievement of the First Milestone and assumptions regarding the circumstances under which it is achieved and the market price of our common stock. As discussed in Note 3, we may repurchase up to 75% of the Subject to Vesting Shares, or 1,454,079 shares, for $0.001 per share and the number of First Milestone Shares issuable upon achievement of the First Milestone may be reduced by up to 75%, or from 1,000,000 to 250,000 shares. The changes in fair values of the contingent asset and contingent liability were primarily due to the decrease in our stock price at June 30, 2012 relative to December 31, 2011.

(8)

6.	Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three to five years. Leasehold improvements are amortized over the economic life of the asset or the lease term, whichever is shorter.

In connection with our determination in the three months ended June 30, 2012 to not make any further significant investment in manufacturing development activities for ANX-514, we assessed the classification and recoverability, as of June 30, 2012, of certain equipment held and used in research and development-related manufacturing of ANX-514. We determined, based on an independent appraisal, that the carrying amount of the equipment exceeded its estimated fair value and was not recoverable. Accordingly, we recorded an impairment loss of $0.3 million, which was the difference between the carrying amount and estimated fair value, as a research and development expense in our condensed consolidated statement of operations for the three months ended June 30, 2012. The equipment was not classified separately as “held for sale” because the criteria for that classification, as set forth in ASC 360-10, Property, Plant and Equipment – Overall, were not met as of June 30, 2012.

7.	Accrued Liabilities

Accrued liabilities at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Accrued contracts and study expenses	$1,103,900	$880,608
Other accrued liabilities	138,364	239,808

Total accrued liabilities	$1,242,264	$1,120,416

8.	Share-Based Compensation Expense

Estimated share-based compensation expense related to equity awards granted to our employees and non-employee directors for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Selling, general and administrative expense	$346,122	$133,069	$697,926	$270,245
Research and development expense	(9,298)	(59,745)	16,403	(61,603)

Share-based compensation expense	$336,824	$73,324	$714,329	$208,642

There were no employee or non-employee director stock options exercised during the three and six months ended June 30, 2012 or 2011. There were no employee or non-employee director stock options granted during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, we granted stock options to acquire an aggregate of 168,805 and 413,459 shares, respectively, of our common stock to our employees and non-employee directors with an estimated weighted-average grant date fair value of $2.07 and $2.05 per share, respectively. At June 30, 2012, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $2.9 million, which is expected to be recognized over a weighted-average period of 3.1 years.

9.	Net Loss Per Common Share

Basic and diluted net loss per common share was calculated by dividing the net loss applicable to common stock for the three and six months ended June 30, 2012 and 2011 by the weighted-average number of common shares outstanding during those periods, respectively, without consideration for outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. For the periods presented, our outstanding common stock equivalents consisted of options and warrants to purchase shares of our common stock. The weighted-average number of those common stock equivalents outstanding for each of the periods presented is set forth in the table below:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Options	2,832,503	670,876	2,862,318	617,794
Warrants	17,419,349	8,197,206	17,621,714	8,152,047

(9)

10.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which defers the ASU 2011-05 requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 was effective for interim periods and years beginning after December 15, 2011. We adopted ASU 2011-05, as modified by ASU 2011-12, in the first quarter of 2012 by presenting a single continuous statement of operations and comprehensive income/(loss).

11.	Supplementary Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 and for the period from inception (June 12, 1996) through June 30, 2012 are as follows:

	Six months ended June 30,		Inception (June 12, 1996) through
	2012	2011	June 30, 2012
Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$180,719
Supplemental disclosures of non-cash investing and financing activities:
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	—	—	1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	—	—	13,674
Acquisitions	—	5,885,323	30,666,878
Issuance of common stock to pay dividends	—	—	213,000
Financial advisor services in conjunction with financings	—	1,061,910	3,477,571
Underwriter commissions in conjunction with financings	—	—	766,784
Acquisition of treasury stock in settlement of a claim	—	—	34,737
Cancellation of treasury stock	—	—	(34,737)
Assumptions of liabilities in acquisitions	—	301,566	1,531,806
Fair value of contingent liabilities, net of contingent assets, recorded at acquisition date	—	784,419	784,419
Acquisition of license agreement for long-term debt	—	—	161,180
Unrealized (gain)/loss on short-term investments	(3)	—	139
Cashless exercise of warrants	—	—	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available-for-sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Cumulative preferred stock dividends	—	—	13,502,403

(10)

12.	Stockholders’ Equity

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

Warrants

At June 30, 2012, outstanding warrants to purchase shares of common stock are as follows:

Warrants	Exercise Price	Expiration Date
432,429	$56.5000	July 2012
99,696	$11.9125	June 2014
498,488	$8.7475	July 2012
144,000	$5.8750	October 2014
19,007	$4.4750	July 2014
14,183	$4.0625	August 2014
36,071	$3.7500	June 2014
216,000	$3.6700	October 2014
1,816,608	$3.6500	May 2015
409,228	$3.4400	April 2015
2,046,139	$2.7500	January 2016
1,062,500	$1.0000	April 2015
10,625,000	$1.1000	November 2016

17,419,349

13.	Income Taxes

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those identified under “Forward Looking Statements” below and those discussed in Item 1A (Risk Factors) of Part II of our quarterly report on Form 10-Q for the period ended March 31, 2012. All trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks, trade names, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark, trade name, trade dress or product owners.

Overview

We are a biopharmaceutical company developing proprietary product candidates to treat various diseases and conditions. Our lead product candidate, ANX-188, has potential to reduce ischemic tissue injury and end-organ damage by restoring microvascular function, which is compromised in a wide range of serious and life-threatening diseases and conditions. We initially are developing ANX-188 as a treatment for complications arising from sickle cell disease.

We have devoted substantially all of our resources to research and development, or R&D, and to acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue and we have incurred significant losses since inception. We incurred a loss from operations of $8.4 million for the six months ended June 30, 2012. Our cash, cash equivalents and short-term investments were $43.1 million at June 30, 2012.

We acquired ANX-188 (purified poloxamer 188) in April 2011 as part of our acquisition of SynthRx, Inc. and are focusing our resources primarily on its development. We plan to initiate a phase 3 clinical study of ANX-188 in 2012 in patients with sickle cell disease experiencing vaso-occlusive crisis. In addition, we plan to conduct a number of smaller-scale clinical studies to further assess the efficacy, safety and tolerability of ANX-188 in sickle cell disease and other indications, and expect these studies to overlap with the planned phase 3 study.

With respect to ANX-514 (docetaxel for injectable emulsion), our detergent-free reformulation of Taxotere® (docetaxel), we reached agreement with the FDA last year on a single, 400-patient, non-inferiority study that, if successful, would support approval of ANX-514 without a corticosteroid premedication requirement. However, due to our focus on ANX-188, we do not plan to initiate that study or any other clinical study of ANX-514 in the foreseeable future and we are not making any further significant investment in manufacturing development activities for ANX-514. An important factor in this decision is that ANX-514 would have greater value if it demonstrates improved efficacy relative to Taxotere and we believe that a 400-patient study may be sufficiently large to observe such result. As a first step in exploring ANX-514’s potential to improve upon the efficacy of docetaxel treatment, we are conducting a number of animal studies that would provide preliminary support that ANX-514 has improved anti-angiogenic effects compared to Taxotere. If the results of the initial animal studies are encouraging, we likely will seek a third party to fund further development of ANX-514.

We anticipate that our cash, cash equivalents and short-term investments as of June 30, 2012 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, we may pursue development activities for our product candidates, at levels or on timelines, or we may incur unexpected expenses, that shorten or lengthen the period through which our operating funds will sustain us. We expect to incur significant and increasing losses for the next several years as we advance our product candidates through clinical studies and other development activities and seek regulatory approval to commercialize such product candidates. We will need additional capital to support our planned operating activities. In addition, we may seek to expand our product pipeline through acquisition of additional product candidates and/or technologies. For the foreseeable future, we likely will seek to fund our operations through public or private equity and/or debt financings and/or strategic alliances, including licensing transactions. Adequate additional financing may not be available to us on acceptable terms or on a timely basis, or at all. Our failure to raise capital as and when needed would have a material and adverse effect on our financial condition and ability to pursue our business strategy.

(12)

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

(13)

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

Asset and Liability for Contingent Consideration. Our contingent asset and contingent liability are related to our acquisition of SynthRx and the amount of the purchase price, payable in shares of our common stock, that is subject to repurchase and issuance, respectively, contingent upon achievement of the First Milestone and the circumstances under which it is achieved. We remeasure the fair value of this contingent consideration as of the end of each fiscal quarter. Our determination of fair value is highly judgmental in that the number of shares that we may repurchase (up to 1,454,079 shares) and the number of shares we may be required to issue (from 250,000 to 1,000,000 shares) reflect our estimates based on assumptions regarding the probability and circumstances of achievement of the First Milestone and these estimates have changed since the acquisition date and may be different in the future. We believe our estimates and assumptions are reasonable based on available facts and circumstances as of each measurement date. The fair value of this contingent consideration is also based on the market price of our common stock. As a proxy, we use the last reported sale price of our common stock on the NYSE MKT equities market (formerly, the NYSE Amex) on the measurement date (i.e., the last trading day of each quarter), which, given the historic and expected future volatility of our stock price, likely will be different and may vary considerably from one measurement date to the next. Changes in the fair value of this contingent consideration are recognized in earnings, as transaction-related expenses, until the contingent consideration arrangement is settled.

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

Property and Equipment, Net. Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three to five years. Leasehold improvements are amortized over the economic life of the asset or the lease term, whichever is shorter. Repairs and maintenance are expensed as incurred.

(14)

In accordance with ASC Topic 360-10, Property, Plant and Equipment – Overall, we test for recoverability of long-lived assets, including property and equipment, if events or changes in circumstances indicate that the carrying amount for the assets may not be recoverable. If our assessment indicates impairment, we measure the impairment loss as the amount by which the carrying amount exceeds fair value of the assets. Fair value determinations are based on an undiscounted cash flow model, or independent appraisals, as appropriate.

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

Operating Expenses

Research and Development Expenses. We maintain and evaluate our R&D expenses by the type of cost incurred rather than by project. We do this primarily because we outsource a substantial portion of our work and our R&D personnel and consultants work across multiple programs rather than dedicating their time to one particular program. We began maintaining such expenses by type on January 1, 2005. We categorize our R&D expenses as external clinical study fees and expenses, external nonclinical study fees and expenses, personnel costs and share-based compensation expense. The major components of our external clinical study fees and expenses are fees and expenses related to CROs and clinical study investigative sites and investigators. The major components of our external nonclinical study fees and expenses are fees and expenses related to preclinical studies and other nonclinical testing, research-related manufacturing, including process development activities, quality assurance and regulatory affairs services. Research-related manufacturing expenses include costs associated with purchasing active pharmaceutical ingredient (API), conducting process development activities, producing clinical trial material, producing material for stability testing to support regulatory filings, related labeling, testing and release, packaging and storing services and related consulting fees. Impairment losses on R&D-related manufacturing equipment are also considered research-related manufacturing expenses. Personnel costs relate to employee salaries, benefits and related costs.

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

(15)

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

•	the number of studies necessary to demonstrate the safety and efficacy of a product candidate;

•	the number of patients who participate in the clinical studies;

•	the number and location of sites included in clinical studies and the rate of site approval in each study;

•	the rates of patient recruitment and enrollment;

•	the ratio of randomized to evaluable patients;

•	with respect to bioequivalence or comparative studies, the availability and cost of reference or control product in the jurisdiction of each site;

•	the duration of patient treatment and follow-up;

•	the time and cost of process development activities related to the manufacture of our product candidates and key components thereof;

•	the costs of manufacturing our product candidates;

•	the time and cost of stability studies, including the need to identify critical parameters, methods to evaluate and test these parameters and validation of such methods and tests; and

•	the costs, requirements, timing of and the ability to secure regulatory approvals.

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

Selling, General and Administrative Expenses. Selling, general and administrative, or SG&A, expenses consist primarily of salaries, benefits and related costs for personnel in executive, finance and accounting, legal and market research functions, and professional and consulting fees for accounting, legal, investor relations, business development, market research, human resources and information technology services. Other SG&A expenses include facility lease and insurance costs.

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

Comparison of Three Months Ended June 30, 2012 and 2011

Revenue. We recognized no revenue for the three months ended June 30, 2012 or 2011.

(16)

R&D Expenses. Our R&D expenses for the three months ended June 30, 2012 consisted primarily of costs associated with external nonclinical study activities, which largely consisted of research-related manufacturing costs for ANX-188 and ANX-514. The following table summarizes our consolidated R&D expenses by type for each of the periods presented:

	Three months ended June 30,		January 1, 2005 through June 30,
	2012	2011	2012
External clinical study fees and expenses	$178,420	$232,859	$25,198,768
External nonclinical study fees and expenses	1,437,715	1,017,404	34,452,877
Personnel costs	501,024	152,055	12,247,873
Share-based compensation expense	(9,298)	(59,745)	2,913,848

Total	$2,107,861	$1,342,573	$74,813,366

R&D expenses increased by $0.8 million, or approximately 57.0%, to $2.1 million for the three months ended June 30, 2012, compared to $1.3 million for the same period in 2011. This increase was primarily due to a $0.4 million increase in external nonclinical study fees and expenses and a $0.4 million increase in personnel costs. The increase in external nonclinical study fees and expenses was primarily related to increased research-related manufacturing expenses of $0.6 million for ANX-514 and $0.5 million for ANX-188, offset by a $0.7 million decrease in research-related manufacturing expenses related to Exelbine™. The increase in research-related manufacturing expenses for ANX-514 was primarily due to recognition of an impairment loss of $0.3 million on equipment used to manufacture clinical trial material and $0.3 million of other expenses related to the discontinuation of ANX-514 manufacturing activities. The increase in personnel costs was primarily related to increased headcount.

Selling, General and Administrative Expenses. SG&A expenses increased by $0.1 million, or approximately 2.6%, to $1.9 million for the three months ended June 30, 2012, compared to $1.8 million for the same period in 2011. This increase resulted primarily from a $0.3 million increase in personnel costs, mainly due to increased headcount, and a $0.2 million increase in share-based compensation expense, offset by a $0.4 million decrease in consulting fees and legal expenses. The decrease in consulting fees and legal expenses was primarily due to cost-savings realized by discontinuation of commercial-readiness activities related to Exelbine.

Transaction-Related Expenses. Transaction-related expenses were $0.2 million for the three months ended June 30, 2012, compared to $1.2 million for the same period in 2011. We recognized transaction-related expenses for the three months ended June 30, 2012 due to changes in the fair values at June 30, 2012 relative to March 31, 2012 of the contingent asset and contingent liability related to the consideration for our acquisition of SynthRx. The net $0.2 million increase to transaction-related expenses was primarily due to the decrease in our stock price at June 30, 2012 relative to March 31, 2012. Transaction-related expenses for the three months ended June 30, 2011 consisted of $1.0 million related to legal, accounting, financial and business development advisory fees associated with the evaluation of potential acquisition targets, including SynthRx, and $0.2 million related to changes in the fair values of the contingent asset and contingent liability related to the SynthRx acquisition.

Interest Income. Interest income amounted to $19,285 for the three months ended June 30, 2012, compared to $10,998 for the same period in 2011. The increase in interest income for the three months ended June 30, 2012 was attributable primarily to higher interest rates on amounts invested in FDIC-insured certificates of deposit.

Net Loss. Net loss applicable to common stock was $4.2 million, or $0.09 per share, for the three months ended June 30, 2012, compared to net loss applicable to common stock of $4.4 million, or $0.17 per share, for the same period in 2011.

Comparison of Six Months Ended June 30, 2012 and 2011

Revenue. We recognized no revenue for the six months ended June 30, 2012 or 2011.

R&D Expenses. Our R&D expenses for the six months ended June 30, 2012 consisted primarily of costs associated with external nonclinical study activities, which largely consisted of research-related manufacturing costs for ANX-188 and ANX-514. The following table summarizes our consolidated R&D expenses by type for each of the periods presented:

(17)

	Six months ended June 30,
	2012	2011
External clinical study fees and expenses	$429,470	$323,092
External nonclinical study fees and expenses	2,985,610	1,471,013
Personnel costs	886,832	221,364
Share-based compensation expense	16,403	(61,603)

Total	$4,318,315	$1,953,866

R&D expenses increased by $2.3 million, or approximately 121.0%, to $4.3 million for the six months ended June 30, 2012, compared to $2.0 million for the same period in 2011. This increase was primarily due to a $1.5 million increase in external nonclinical study fees and expenses, a $0.7 million increase in personnel costs and a $0.1 million increase in external clinical study fees and expenses. The increase in external nonclinical study fees and expenses was primarily related to increased research-related manufacturing expenses of $1.4 million for ANX-188 and $1.1 million for ANX-514, offset by a $1.0 million decrease in research-related manufacturing expenses related to Exelbine. The increase in personnel costs was primarily related to increased headcount. The increase in external clinical study fees and expenses was primarily related to increased clinical consulting expenses of $0.3 million for ANX-188, offset by a $0.2 million decrease in clinical consulting expenses for Exelbine.

Selling, General and Administrative Expenses. SG&A expenses increased by $0.5 million, or approximately 15.3%, to $3.9 million for the six months ended June 30, 2012, compared to $3.4 million for the same period in 2011. This increase resulted primarily from a $0.6 million increase in personnel costs, mainly due to increased headcount, and a $0.4 million increase in share-based compensation expense, offset by a $0.5 million decrease in consulting fees and legal expenses.

Transaction-Related Expenses. Transaction-related expenses were $0.1 million for the six months ended June 30, 2012, compared to $2.0 million for the same period in 2011. We recognized transaction-related expenses for the six months ended June 30, 2012 due to changes in the fair values at June 30, 2012 relative to December 31, 2011 of the contingent asset and contingent liability related to the consideration for our acquisition of SynthRx. The net $0.1 million increase to transaction-related expenses was primarily due to the decrease in our stock price at June 30, 2012 relative to December 31, 2011. Transaction-related expenses for the six months ended June 30, 2011 consisted of $1.8 million related to legal, accounting, financial and business development advisory fees associated with the evaluation of potential acquisition targets, including SynthRx, and $0.2 million related to changes in the fair value of contingent consideration related to the SynthRx acquisition.

Interest Income. Interest income amounted to $37,953 for the six months ended June 30, 2012, compared to $43,869 for the same period in 2011. The decrease in interest income for the six months ended June 30, 2012 was attributable primarily to lower interest rates on amounts invested in FDIC-insured certificates of deposit as compared to interest rates on invested balances for the same period in 2011.

Net Loss. Net loss applicable to common stock was $8.4 million, or $0.18 per share, for the six months ended June 30, 2012, compared to net loss applicable to common stock of $7.3 million, or $0.30 per share, for the same period in 2011.

Liquidity and Capital Resources

We have a history of annual losses from operations and we have funded our operations primarily through sales of our equity securities. We had a loss from operations of $8.4 million for the six months ended June 30, 2012 and cash, cash equivalents and short-term investments of approximately $43.1 million as of June 30, 2012. Our short-term investments at June 30, 2012 consisted entirely of FDIC-insured certificates of deposit.

We may receive up to $0.8 million, $6.6 million, $5.6 million and $11.7 million of additional net proceeds from the exercise of warrants issued in the registered direct equity financings we completed in October 2009, May 2010 and January 2011 and the underwritten public offering we completed in November 2011, respectively; however, the exercise of these warrants is subject to certain beneficial ownership limitations. We may receive up to $4.8 million of additional net proceeds from the exercise of warrants issued to our placement agent and underwriter, and its designees, as additional consideration for services in connection with certain of our equity financings. See Note 12, “Stockholders’ Equity,” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) in this report for a list of shares of our common stock underlying warrants outstanding as of June 30, 2012 and their associated exercise prices and expiration dates.

For a discussion of our liquidity and capital resources outlook, see “Management Outlook” below.

(18)

Operating activities. Net cash used in operating activities was $7.4 million for the six months ended June 30, 2012 compared to $7.0 million for the same period in 2011. The increase in cash used in operating activities was primarily due to a higher net loss for the six months ended June 30, 2012 compared to the same period in 2011 ($1.1 million) and a gain on the change in fair value of contingent consideration related to our acquisition of SynthRx ($0.1 million), offset by increased share-based compensation expense ($0.5 million) and a write-off of manufacturing equipment related to the discontinuation of ANX-514 manufacturing activities ($0.3 million).

Investing activities. Net cash used in investing activities was $6.2 million for the six months ended June 30, 2012 compared to $11,903 for the same period in 2011. The difference was primarily due to an increase of $8.9 million in purchases of certificates of deposit and $0.2 million in purchases of property and equipment, offset by $2.9 million in maturities of certificates of deposits.

Financing activities. Net cash of $50,912 was used in financing activities during the six months ended June 30, 2012 compared to net cash of $21.0 million provided by financing activities for the same period in 2011. The net cash used in financing activities for the six months ended June 30, 2012 resulted from expenses associated with filing a shelf registration statement. The cash provided by financing activities for the six months ended June 30, 2011 reflects net proceeds of $21.0 million from our January 2011 registered direct equity financing.

Management Outlook

We anticipate that our cash, cash equivalents and short-term investments as of June 30, 2012 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, our future capital uses and requirements will be affected by numerous forward-looking factors that, depending on their actual outcome, could shorten or extend the period through which our operating funds will sustain us. These factors include, but are not limited to: the scope, prioritization and number of development programs we pursue; the rate of progress and costs of development and regulatory approval activities associated with our product candidates, including conducting manufacturing process development activities, manufacturing clinical trial material and initiating and conducting clinical studies; the extent to which we acquire new product candidates and/or technologies; the extent to which we partner or collaborate with third parties to develop, seek regulatory approval of and commercialize our product candidates, or sell or license our product candidates to others; and whether any product candidates for which we receive regulatory approval, if any, achieve broad market acceptance. In addition, we have a small workforce and rely on third parties to perform many essential services for us, including the manufacture of clinical trial material, the conduct of clinical studies and the preparation of regulatory submissions related to product approval. The timing and extent to which we increase our workforce is difficult to predict as it will be influenced by the rate of progress of development and regulatory approval of our product candidates and whether we partner them, as well as the extent to which we acquire and develop new product candidates and/or technologies. Increases in the size of our workforce would impact the period through which our operating funds will sustain us.

We are focusing our resources principally on the development of ANX-188 and plan to initiate a phase 3 clinical study of ANX-188 in 2012 with the primary objective of demonstrating the efficacy of ANX-188 in reducing the duration of vaso-occlusive crisis in patients with sickle cell disease. We expect 350 to 400 subjects will be enrolled in that study across 30 to 40 sites. Currently, we are focused on finalizing the trial design and, in parallel, working with third-party manufacturers on process development and production of clinical trial material. In addition, we plan to conduct a number of smaller-scale clinical studies to further assess the efficacy, safety and tolerability of ANX-188 in sickle cell disease and other indications, and expect these studies to overlap with the planned phase 3 study. We have and may continue to increase our workforce in connection with our development of ANX-188. We also plan to continue to pursue partnering and other strategic opportunities for development of ANX-188 outside of the U.S. and for additional indications in the U.S.

With respect to ANX-514, due to our focus on ANX-188 and our belief that a 400-patient study could be designed to demonstrate improved efficacy compared to Taxotere, currently, we are limiting development activities to animal studies intended to explore ANX-514’s potential to improve upon the efficacy of Taxotere. We do not plan to initiate any clinical studies of ANX-514 in the foreseeable future and we are not making any further significant investment in manufacturing development activities for ANX-514. If the results of the initial animal studies are encouraging, we likely will seek a third party to fund further development of ANX-514. As we continue to investigate the optimal development path for ANX-514, if we determine the anticipated capital requirements associated with it are not financially justifiable, we may determine to discontinue this program. We are continuing to pursue partnering and other strategic opportunities for ANX-514, including its sale or exclusive license to a third party.

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

(19)

Although we anticipate that our cash, cash equivalents and short-term investments as of June 30, 2012 will be sufficient to fund our currently planned level of operations for at least the next 12 months, we expect to incur significant and increasing losses for the next several years as we advance our product candidates through clinical studies and other development activities and seek regulatory approval to commercialize such product candidates. We will need additional capital to support our operating activities. In addition, we may seek to expand our product pipeline through acquisition of additional product candidates and/or technologies. For the foreseeable future, we likely will seek to fund our operations through public or private equity and/or debt financings and/or strategic alliances, including licensing transactions. Even though we were able to raise significant funds in the past through equity financings, the conditions of and our access to capital markets are highly variable and adequate additional financing may not be available to us in the future on acceptable terms or on a timely basis or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and ability to pursue our business strategy.

Recent Accounting Pronouncements

See Note 10, “Recent Accounting Pronouncements,” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) in this report for a discussion of recent accounting pronouncements and their effect, if any, on us.

Forward Looking Statements

This report, particularly Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements we make regarding our business strategy, expectations and plans, our objectives for future operations and our future financial position. Forward-looking statements can be identified by words such as “believe,” “may,” “could,” “would,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding activities, timing and costs related to developing and seeking regulatory approval for our product candidates, including the nature and timing of clinical studies, seeking to partner or collaborate with third parties with respect to the development and commercialization of our product candidates, the sale or exclusive license of one or more of our product candidate programs, raising additional capital, expanding our product pipeline and our belief that we have sufficient liquidity to fund our currently planned level of operations for at least the next 12 months. The foregoing is not an exclusive list of all forward-looking statements we make.

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

•	delays in the commencement or completion of a clinical study or manufacturing and regulatory activities related to our product candidates;

•	suspension or termination of a clinical study;

•	the ability of our product candidates to demonstrate acceptable safety and efficacy in clinical studies;

•

our ability to maintain our relationships with the single-source third-party manufacturers and suppliers for our product candidates and certain of their component materials and the ability of such manufacturers and suppliers to successfully and consistently meet our manufacturing and supply requirements;

(20)

•	the satisfactory performance of third parties, including CROs, on whom we rely significantly to conduct our nonclinical testing, clinical studies and other aspects of our development programs;

•	the extent of market acceptance of any of our product candidates for which we receive regulatory approval;

•	the extent to which we acquire new technologies and/or product candidates and our ability to integrate them successfully into our operations;

•	the potential that we may enter into one or more development and/or commercial partnerships or other strategic transactions relating to our product candidates, and the terms of any such transactions;

•	the extent to which we increase our workforce and our ability to attract and retain qualified personnel and manage growth;

•	competition in the marketplace for our products, if any are approved;

•	our ability to protect our intellectual rights with respect to our product candidates and proprietary technology;

•	claims against us for infringing the proprietary rights of third parties;

•	healthcare reform measures and reimbursement policies that, if not favorable to our product candidates, could hinder or prevent our products’ commercial success;

•	undesirable side effects that our product candidates may cause;

•	potential product liability exposure and, if successful claims are brought against us, liability for a product or product candidate;

•	our ability to maintain compliance with NYSE MKT continued listing standards and maintain the listing of our common stock on the NYSE MKT equities market or another national securities exchange; and

•	the other factors that are described in Item 1A (Risk Factors) of Part II of our quarterly report on Form 10-Q for the period ended March 31, 2012.

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

Under rules and regulations promulgated by the Securities and Exchange Commission, or SEC, as a smaller reporting company we are not required to provide the information required by this item.

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

(21)

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2012 these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance.

Item 1A.	Risk Factors

Under rules and regulations promulgated by the SEC, as a smaller reporting company we are not required to provide the information required by this item.

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

ADVENTRX Pharmaceuticals, Inc.

Date: August 6, 2012	By:	/s/ Brian M. Culley
Brian M. Culley Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Patrick L. Keran
Patrick L. Keran President and Chief Operating Officer (Principal Financial Officer)

(23)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of principal executive officer pursuant to Rules 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rules 13a-14(a)/15d-14(a)

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.