Form 10-Q
period 2012-09-30
ADVENTRX PHARMACEUTICALS INC
filed 2012-11-05
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of November 1, 2012 was 47,719,365.

		Page
PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1

	a. Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	1

	b. Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2012 and 2011 and for the period from inception (June 12, 1996) through September 30, 2012	2

	c. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the period from inception (June 12, 1996) through September 30, 2012	3

	d. Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION	24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

(i)

PART I —

PART II — FINANCIAL INFORMATION

Item 1.	Financial Statements

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$26,088,710	$43,569,947
Short-term investments	13,812,937	7,133,697
Interest and other receivables	10,172	17,245
Contingent asset	1,025,997	815,011
Prepaid expenses	700,650	256,311

Total current assets	41,638,466	51,792,211
Property and equipment, net	320,427	464,465
In-process research and development	6,549,000	6,549,000
Goodwill	3,006,883	3,006,883
Other assets	43,912	43,912

Total assets	$51,558,688	$61,856,471

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$343,197	$451,705
Accrued liabilities	1,314,621	1,120,416
Accrued compensation and payroll taxes	825,800	756,773
Contingent liability	176,400	140,125

Total current liabilities	2,660,018	2,469,019
Deferred income tax liability	2,608,755	2,608,755

Total liabilities	5,268,773	5,077,774

Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 47,715,709 shares issued and outstanding at both September 30, 2012 and December 31, 2011	47,716	47,716
Additional paid-in capital	227,196,203	226,122,331
Accumulated other comprehensive loss	(2,219)	(2,298)
Deficit accumulated during the development stage	(180,951,785)	(169,389,052)

Total stockholders’ equity	46,289,915	56,778,697

Total liabilities and stockholders’ equity	$51,558,688	$61,856,471

(1)	The balance sheet at December 31, 2011 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

(1)

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Inception (June 12, 1996) through
	2012	2011	2012	2011	September 30, 2012
Revenues:
Net sales	$—	$—	$—	$—	$174,830
Licensing revenue	—	—	—	—	1,300,000
Grant revenue	—	—	—	—	618,692

Total net revenues	—	—	—	—	2,093,522
Cost of goods sold	—	—	—	—	51,094

Gross margin	—	—	—	—	2,042,428

Operating expenses:
Research and development	1,657,902	2,050,314	5,976,217	4,004,180	83,945,521
Selling, general and administrative	1,816,181	1,981,869	5,732,478	5,379,723	65,879,785
Transaction-related expenses	(266,222)	(487,836)	(174,711)	1,541,087	566,543
Depreciation and amortization	10,638	8,498	77,569	28,735	11,012,757
Write-off of in-process research and development	—	—	—	—	10,422,130
Goodwill impairment	—	—	—	—	5,702,130
Equity in loss of investee	—	—	—	—	178,936

Total operating expenses	3,218,499	3,552,845	11,611,553	10,953,725	177,707,802

Loss from operations	(3,218,499)	(3,552,845)	(11,611,553)	(10,953,725)	(175,665,374)
Reduction of fair value of warrants	—	—	—	—	(12,239,688)
Interest income	18,347	7,343	56,300	51,212	4,814,948
Interest expense	—	(272)	—	(272)	(191,729)
Other income (expense)	1,099	6,448	(7,480)	14,830	127,272

Loss before cumulative effect of change in accounting principle	(3,199,053)	(3,539,326)	(11,562,733)	(10,887,955)	(183,154,571)
Cumulative effect of change in accounting principle	—	—	—	—	(25,821)

Net loss	(3,199,053)	(3,539,326)	(11,562,733)	(10,887,955)	(183,180,392)
Preferred stock dividends	—	—	—	—	(621,240)
Deemed dividends on preferred stock	—	—	—	—	(10,506,683)

Net loss applicable to common stock	$(3,199,053)	$(3,539,326)	$(11,562,733)	$(10,887,955)	$(194,308,315)

Net loss per common share – basic and diluted	$(0.07)	$(0.13)	$(0.24)	$(0.43)

Weighted average shares – basic and diluted	47,715,709	26,465,709	47,715,709	25,170,734

Comprehensive Income/(Loss):
Net loss	$(3,199,053)	$(3,539,326)	$(11,562,733)	$(10,887,955)	$(183,180,392)
Other comprehensive gains (losses)	76	25	79	25	(63)

Comprehensive net loss	$(3,198,977)	$(3,539,301)	$(11,562,654)	$(10,887,930)	$(183,180,455)

See accompanying notes to unaudited condensed consolidated financial statements.

(2)

ADVENTRX Pharmaceuticals, Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,		Inception (June 12, 1996) through
	2012	2011	September 30, 2012
Cash flows from operating activities:
Net loss	$(11,562,733)	$(10,887,955)	$(183,180,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,569	28,735	10,562,759
(Gain) loss on disposals of fixed assets	4,503	(2,973)	61,315
Loss on fair value of warrants	—	—	12,239,688
Gain on change in fair value of contingent consideration	(174,711)	(318,785)	(1,634,016)
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss – write-off of goodwill	—	—	5,702,130
Share-based compensation expense related to employee stock options and restricted stock issued	1,073,872	533,704	11,163,866
Expense related to options issued to non-employees	—	—	204,664
Expenses paid by issuance of common stock	—	—	1,341,372
Expenses paid by issuance of warrants	—	—	573,357
Expenses paid by issuance of preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Equity in loss of investee	—	—	178,936
In-process research and development	—	—	10,422,130
Write-off of license agreement	—	—	152,866
Write-off of fixed assets	300,114	—	408,114
Cumulative effect of change in accounting principle	—	—	25,821
Amortization of premium / (accretion of discount) on investments in securities	21,840	—	(1,571,502)
Changes in assets and liabilities, net of effect of acquisitions:
Decrease in prepaid expenses and other assets	(437,266)	(154,146)	(1,004,421)
Increase in accounts payable and accrued liabilities	127,484	351,627	2,302,194

Net cash used in operating activities	(10,569,328)	(10,449,793)	(130,816,582)

Cash flows from investing activities:
Purchases of certificates of deposit	(13,581,000)	(5,523,201)	(21,742,179)
Proceeds from maturities and sales of certificates of deposit	6,880,000	—	7,896,330
Purchases of other short-term investments	—	—	(111,183,884)
Proceeds from maturities and sales of other short-term investments	—	—	112,788,378
Purchases of property and equipment	(210,909)	(208,982)	(1,681,538)
Proceeds from sale of property and equipment	—	12,635	66,920
Cash paid for acquisitions, net of cash acquired	—	—	32,395
Payment on obligation under license agreement	—	—	(106,250)
Issuance of note receivable – related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash used in investing activities	(6,911,909)	(5,719,548)	(13,438,785)

(3)

Cash flows from financing activities:
Proceeds from sale of common stock	—	22,507,529	123,658,871
Proceeds from exercise of stock options	—	—	712,367
Proceeds from sale or exercise of warrants	—	—	14,714,258
Proceeds from sale of preferred stock	—	—	44,474,720
Repurchase of warrants	—	—	(55,279)
Payments for financing and offering costs	—	(1,548,123)	(13,897,367)
Payments on notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718
Cash paid in lieu of fractional shares for reverse stock split	—	—	(146)

Net cash provided by financing activities	—	20,959,406	170,346,233

Effect of exchange rate changes on cash	—	—	(2,156)

Net (decrease)/increase in cash and cash equivalents	(17,481,237)	4,790,065	26,088,710
Cash and cash equivalents at beginning of period	43,569,947	27,978,823	—

Cash and cash equivalents at end of period	$26,088,710	$32,768,888	$26,088,710

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

Certain prior year amounts have been reclassified in the condensed consolidated financial statements to conform to the current year presentation. These reclassifications were not material and had no effect on previously reported results of operations.

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

(5)

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

We test our acquired IPR&D for impairment annually (and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying amount may be impaired) in accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, and Accounting Standards Update (“ASU”) No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. We perform our annual indefinite-lived intangible assets impairment testing as of September 30 of each year. As of September 30, 2012, no impairment of our acquired IPR&D was noted.

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

We test our goodwill for impairment annually (and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying amount may be impaired) in accordance with ASC Topic 350, Intangibles – Goodwill and Other, and ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. We perform our annual goodwill impairment testing as of September 30 of each year. As of September 30, 2012, no impairment was noted.

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

(7)

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

The remeasurement of the contingent asset and contingent liability as of September 30, 2012 resulted in a net $0.3 million decrease and a net $0.2 million decrease to transaction-related expenses for the three and nine months ended September 30, 2012, respectively.

Pro Forma Information

The operations of SynthRx were fully integrated as of April 8, 2011, the acquisition date, and, accordingly, included in our results of operations for the three and nine months ended September 30, 2012. The following unaudited pro forma information for the nine months ended September 30, 2011 presents the condensed consolidated results of operations of ADVENTRX and SynthRx as if the acquisition had occurred on January 1, 2010:

Nine months ended September 30, 2011
Revenue	$—
Loss from operations	(10,222,478)
Net loss applicable to common stock	(10,156,682)
Net loss per share, basic and diluted	(0.39)

The pro forma condensed consolidated financial information includes the following adjustment directly attributable to the acquisition:

Nine months ended September 30, 2011
Transaction-related expenses	$(1,071,090)

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

(8)

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

We account for and report our short-term investments in accordance with ASC Topic 320, Accounting for Certain Investments in Debt and Equity Securities. Our short-term investments are classified as “available-for-sale” securities and carried at fair value based on quoted market prices, with net unrealized gains or losses included in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Realized gains and realized losses are included in other income (expense), while amortization of premiums and accretion of discounts are included in interest income. Interest and dividends on available-for-sale securities are included in interest income. Marketable securities are evaluated periodically for impairment. If we determine that a decline in market value of any investment is other than temporary, then the investment basis would be written down to fair value and charged to earnings.

At September 30, 2012, the fair value of our short-term investments was $13,812,937. The cost basis of such investments was $13,813,000. During the three months ended September 30, 2012 and 2011, we had unrealized gains on short-term investments of $76 and $25, respectively. During the nine months ended September 30, 2012 and 2011, we had unrealized gains on short-term investments of $79 and $25, respectively.

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

The fair values at September 30, 2012 of our short-term investments and our contingent asset and contingent liability are summarized in the following table:

	September 30, 2012
	Total Fair Value	Fair Value Determined Under:
		(Level 1)	(Level 2)	(Level 3)
Short-term investments	$13,812,937	$13,812,937	$—	$—
Contingent asset	$1,025,997	$—	$—	$1,025,997
Contingent liability	$(176,400)	$—	$—	$(176,400)

A reconciliation of the contingent asset and contingent liability that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) in the nine months ended September 30, 2012 is as follows:

	Nine months ended September 30, 2012
	Contingent Asset	Contingent Liability
Beginning balance	$815,011	$(140,125)
Net purchases, issuances, sales and settlements	—	—
Total net unrealized gains (losses) included in earnings	210,986	(36,275)
Total net unrealized gains (losses) included in other comprehensive income	—	—
Transfers into level 3 (gross)	—	—
Transfers out of level 3 (gross)	—	—

Ending balance	$1,025,997	$(176,400)

(9)

The fair values of the contingent asset and contingent liability are based on significant estimates and assumptions of management. The fair values of the contingent asset and contingent liability at each remeasurement date are equal to our estimates of the fair value of the Subject to Vesting Shares that may be repurchased by us and the fair value of First Milestone Shares that may be issued by us, respectively. The fair value of these shares is based on our estimates of the probability of achievement of the First Milestone and assumptions regarding the circumstances under which it is achieved and the market price of our common stock. As discussed in Note 3, we may repurchase up to 75% of the Subject to Vesting Shares, or 1,454,079 shares, for $0.001 per share and the number of First Milestone Shares issuable upon achievement of the First Milestone may be reduced by up to 75%, or from 1,000,000 to 250,000 shares. The changes in fair values of the contingent asset and contingent liability were primarily due to the increase in our stock price at September 30, 2012 relative to December 31, 2011.

6.	Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three to five years. Leasehold improvements are amortized over the economic life of the asset or the lease term, whichever is shorter.

In connection with our determination in the three months ended June 30, 2012 to not make any further significant investment in manufacturing development activities for ANX-514, we assessed the classification and recoverability, as of June 30, 2012, of certain equipment held and used in research and development-related manufacturing of ANX-514. We determined, based on an independent appraisal, that the carrying amount of the equipment exceeded its estimated fair value and was not recoverable. Accordingly, we recorded an impairment loss of $0.3 million, which was the difference between the carrying amount and estimated fair value, as a research and development expense in our condensed consolidated statement of operations for the three months ended June 30, 2012. We reevaluated the classification and recoverability of this equipment as of September 30, 2012 and, based on the independent appraiser’s assessment that the estimated fair value of the equipment had not changed since June 30, 2012, determined that no additional impairment adjustment was necessary. The equipment was not classified separately as “held for sale” because the criteria for that classification, as set forth in ASC Topic 360-10, Property, Plant and Equipment – Overall, were not met as of September 30, 2012.

7.	Accrued Liabilities

Accrued liabilities at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Accrued contracts and study expenses	$1,238,774	$880,608
Other accrued liabilities	75,847	239,808

Total accrued liabilities	$1,314,621	$1,120,416

8.	Share-Based Compensation Expense

Estimated share-based compensation expense related to equity awards granted to our employees and non-employee directors for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Selling, general and administrative expense	$338,447	$307,842	$1,036,373	$578,087
Research and development expense	21,096	17,219	37,499	(44,383)

Share-based compensation expense	$359,543	$325,061	$1,073,872	$533,704

There were no employee or non-employee director stock options exercised during the three and nine months ended September 30, 2012 or 2011. During the three months ended September 30, 2012 and 2011, we granted stock options to acquire an aggregate of 933,996 and 767,500 shares of our common stock, respectively, to our employees and non-employee directors, with an estimated weighted-average grant date fair value of $0.68 and $2.94 per share, respectively. During the nine months ended September 30, 2012 and 2011, we granted stock options to acquire an aggregate of 933,996 and 1,180,959 shares of our common stock,

(10)

respectively, to our employees and non-employee directors, with an estimated weighted-average grant date fair value of $0.68 and $2.63 per share, respectively. At September 30, 2012, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $3.0 million, which is expected to be recognized over a weighted-average period of 3.0 years.

9.	Net Loss Per Common Share

Basic and diluted net loss per common share was calculated by dividing the net loss applicable to common stock for the three and nine months ended September 30, 2012 and 2011 by the weighted-average number of common shares outstanding during those periods, respectively, without consideration for outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. For the periods presented, our outstanding common stock equivalents consisted of options and warrants to purchase shares of our common stock. The weighted-average number of those common stock equivalents outstanding for each of the periods presented is set forth in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Options	3,120,646	1,470,496	2,949,056	905,151
Warrants	16,652,811	7,777,988	17,296,389	8,025,990

10.	Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). Similar to the approach to annual goodwill impairment testing set forth in ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which FASB issued in September 2011, ASU 2012-02 is intended to reduce the cost and complexity of annual indefinite-lived intangible assets impairment testing by providing companies the option of performing a qualitative assessment to determine whether further impairment testing is necessary. Under the amendments in ASU 2012-02, an entity may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. An entity is required to perform step one of the two-step annual indefinite-lived intangible assets impairment test only if it determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We have elected to early adopt ASU No. 2012-02 and have utilized this revised standard for our annual impairment testing, which was performed as of September 30, 2012.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which defers the ASU 2011-05 requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 was effective for interim periods and years beginning after December 15, 2011. We adopted ASU 2011-05, as modified by ASU 2011-12, in the first quarter of 2012 by presenting a single continuous statement of operations and comprehensive income/(loss).

(11)

11.	Supplementary Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 and for the period from inception (June 12, 1996) through September 30, 2012 are as follows:

	Nine months ended September 30,		Inception (June 12, 1996) through
	2012	2011	September 30, 2012
Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$180,719
Supplemental disclosures of non-cash investing and financing activities:
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	—	—	1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	—	—	13,674
Acquisitions	—	5,885,323	30,666,878
Issuance of common stock to pay dividends	—	—	213,000
Financial advisor services in conjunction with financings	—	1,061,910	3,477,571
Underwriter commissions in conjunction with financings	—	—	766,784
Acquisition of treasury stock in settlement of a claim	—	—	34,737
Cancellation of treasury stock	—	—	(34,737)
Assumptions of liabilities in acquisitions	—	301,566	1,531,806
Fair value of contingent liabilities, net of contingent assets, recorded at acquisition date	—	784,419	784,419
Acquisition of license agreement for long-term debt	—	—	161,180
Unrealized (gain)/loss on short-term investments	(79)	(25)	63
Cashless exercise of warrants	—	—	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available-for-sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Cumulative preferred stock dividends	—	—	13,502,403

12.	Stockholders’ Equity

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

(12)

We also issued warrants to purchase up to 1,062,500 shares of our common stock at an exercise price of $1.00 per share to the underwriter of the offering and its designees as additional underwriting compensation. These compensation warrants are exercisable at any time on or before April 1, 2015.

Warrants

At September 30, 2012, outstanding warrants to purchase shares of common stock are as follows:

Warrants	Exercise Price	Expiration Date
99,696	$11.9125	June 2014
144,000	$5.8750	October 2014
19,007	$4.4750	July 2014
14,183	$4.0625	August 2014
36,071	$3.7500	June 2014
216,000	$3.6700	October 2014
1,816,608	$3.6500	May 2015
409,228	$3.4400	April 2015
2,046,139	$2.7500	January 2016
1,062,500	$1.0000	April 2015
10,625,000	$1.1000	November 2016

16,488,432

13.	Income Taxes

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

(13)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those identified under “Forward Looking Statements” below and those discussed in Item 1A (Risk Factors) of Part II of our quarterly report on Form 10-Q for the period ended March 31, 2012. All trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks or trade names is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark or trade name owners.

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

We have devoted substantially all of our resources to research and development, or R&D, and to acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue and we have incurred significant losses since inception. We incurred a loss from operations of $11.6 million for the nine months ended September 30, 2012. Our cash, cash equivalents and short-term investments were $39.9 million at September 30, 2012.

We acquired ANX-188 (purified poloxamer 188) in April 2011 as part of our acquisition of SynthRx, Inc. and are focusing our resources primarily on its development. We plan to initiate a phase 3 clinical study of ANX-188 in 2012. The study will be a 388-subject, randomized, double-blind, two-arm, placebo-controlled study. The primary objective will be to demonstrate that ANX-188 reduces the duration of vaso-occlusive crisis in patients with sickle cell disease. Secondary endpoints will compare the rate of re-hospitalization for vaso-occlusive crisis within 14 days of initial discharge from the hospital and the occurrence of acute chest syndrome within 120 hours of randomization. In addition to the phase 3 study, we plan to conduct a number of smaller-scale clinical studies to further assess the efficacy, safety and tolerability of ANX-188, and expect these studies to overlap with the phase 3 study.

With respect to ANX-514 (docetaxel for injectable emulsion), our detergent-free reformulation of Taxotere® (docetaxel), we are conducting animal studies to evaluate its potential to improve upon the efficacy of docetaxel treatment. Due to our focus on ANX-188, we do not plan to initiate any clinical studies of ANX-514 in the foreseeable future and we are not making any further significant investment in manufacturing development activities for ANX-514. If the results of the initial animal studies are encouraging, we likely will seek a third party to fund further development of ANX-514.

We anticipate that our cash, cash equivalents and short-term investments as of September 30, 2012 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, we may pursue development activities for our product candidates, at levels or on timelines, or we may incur unexpected expenses, that shorten or lengthen the period through which our operating funds will sustain us. We expect to incur significant and increasing losses for the next several years as we advance our product candidates through clinical studies and other development activities and seek regulatory approval to commercialize such product candidates. In addition, we may seek to expand our product pipeline through acquisition of additional product candidates and/or technologies. We will need additional capital to support our planned operating activities. For the foreseeable future, we likely will seek to fund our operations through public or private equity and/or debt financings and/or strategic alliances, including licensing transactions. Adequate additional financing may not be available to us on acceptable terms or on a timely basis, or at all. Our failure to raise capital as and when needed would have a material and adverse effect on our financial condition and ability to pursue our business strategy.

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

(14)

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

(15)

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

Goodwill and Acquired IPR&D. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, our goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying amount may be impaired. We perform our annual impairment testing as of September 30 of each year. Pursuant to Accounting Standards Update, or ASU, No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that our goodwill or our acquired IPR&D is impaired, and, unless we determine that it is more likely than not goodwill or acquired IPR&D is impaired, we do not perform the two-step quantitative impairment test otherwise required under ASC Topic 350. Our determinations as to whether, and, if so, the extent to which, goodwill and acquired IPR&D become impaired are highly judgmental and based on assumptions regarding our projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy and regulatory, market and economic environment and trends.

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

(16)

Share-based Compensation Expenses. We account for share-based compensation awards granted to employees, including non-employee members of our board of directors, in accordance with ASC Topic 718, Compensation — Stock Compensation. Compensation expense for all share-based awards is based on the estimated fair value of the award on its date of grant and recognized on a straight-line basis over its vesting period. As share-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. We estimate forfeitures at the time of grant based on historical experience and revise our estimates in subsequent periods if actual forfeitures differ from those estimates. Although share-based compensation expense can be significant to our consolidated financial statements, it is not related to the payment of any cash by us.

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

Future expenditures on R&D programs are subject to many uncertainties, including the number of clinical studies required to be conducted for each product candidate and whether we will develop a product candidate with a partner or independently. At this time, due to such uncertainties and the risks inherent in product development and the associated regulatory process, we cannot estimate with reasonable certainty the duration of or costs to complete our R&D programs or whether or when or to what extent revenues will be generated from the commercialization and sale of any of our product candidates. The duration and costs of our R&D programs, in particular those associated with clinical studies and research-related manufacturing, can vary significantly among programs as a result of a variety of factors, including:

•	the number of studies necessary to demonstrate the safety and efficacy of a product candidate;

•	the number of patients who participate in the clinical studies;

(17)

•	the number and location of sites included in clinical studies and the rate of site approval in each study;

•	the rates of patient recruitment and enrollment;

•	the ratio of randomized to evaluable patients;

•	with respect to bioequivalence or comparative studies, the availability and cost of reference or control product in the jurisdiction of each site;

•	the duration of patient treatment and follow-up;

•	the time and cost of process development activities related to the manufacture of clinical trial material and key components thereof;

•	the costs of manufacturing our clinical trial material;

•	the time and cost of stability studies, including the need to identify critical parameters, methods to evaluate and test these parameters and validation of such methods and tests; and

•	the costs, requirements, timing of and the ability to secure regulatory approvals.

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

While many of our R&D expenses are transacted in U.S. dollars, certain expenses are required to be paid in foreign currencies and expose us to transaction gains and losses that could result from changes in foreign currency exchange rates. In particular, we may be obligated to pay in foreign currencies for the services of third-party manufacturers of and component suppliers for our product candidates. Our exposure to currency risk may increase in connection with the manufacture of product for commercial sale, if and as we obtain the regulatory approvals necessary to market our product candidates. We include realized gains and losses from foreign currency transactions in operations as incurred.

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

Comparison of Three Months Ended September 30, 2012 and 2011

Revenue. We recognized no revenue for the three months ended September 30, 2012 or 2011.

(18)

R&D Expenses. Our R&D expenses for the three months ended September 30, 2012 consisted primarily of costs associated with external nonclinical study activities, which largely consisted of research-related manufacturing costs for ANX-188, and personnel costs. The following table summarizes our consolidated R&D expenses by type for each of the periods presented:

	Three months ended September 30,		January 1, 2005 through September 30,
	2012	2011	2012
External clinical study fees and expenses	$277,430	$126,477	$25,476,198
External nonclinical study fees and expenses	753,213	1,600,282	35,206,090
Personnel costs	606,163	306,336	12,854,036
Share-based compensation expense	21,096	17,219	2,934,944

Total	$1,657,902	$2,050,314	$76,471,268

R&D expenses decreased by $0.4 million, or approximately 19.1%, to $1.7 million for the three months ended September 30, 2012, compared to $2.1 million for the same period in 2011. This decrease was primarily due to a $0.8 million decrease in external nonclinical study fees and expenses, which was offset by increases of $0.3 million in personnel costs and $0.1 million in external clinical study fees and expenses. The decrease in external nonclinical study fees and expenses resulted primarily from decreases in research-related manufacturing expenses of $1.1 million for Exelbine™ and $0.2 million for ANX-514, offset by a $0.5 million increase in research-related manufacturing expenses related to ANX-188. The increase in personnel costs was primarily related to increased headcount, including relocation and recruitment costs for our new Chief Medical Officer. The increase in external clinical study fees and expenses was primarily related to increased clinical consulting expenses related to ANX-188.

Selling, General and Administrative Expenses. SG&A expenses decreased by $0.2 million, or approximately 8.4%, to $1.8 million for the three months ended September 30, 2012, compared to $2.0 million for the same period in 2011. This decrease resulted primarily from a decrease in consulting fees and legal expenses due to cost-savings realized by discontinuation of commercial-readiness activities related to Exelbine.

Transaction-Related Expenses. Transaction-related expenses were ($0.3) million for the three months ended September 30, 2012, compared to ($0.5) million for the same period in 2011. We recognized transaction-related expenses for the three months ended September 30, 2012 and 2011 due to changes in the fair values at September 30, 2012 and 2011 relative to June 30, 2012 and 2011, respectively, of the contingent asset and contingent liability related to the consideration for our acquisition of SynthRx. The net $0.3 million reduction to transaction-related expenses was primarily due to the increase in our stock price at September 30, 2012 relative to June 30, 2012.

Interest Income. Interest income amounted to $18,347 for the three months ended September 30, 2012, compared to $7,343 for the same period in 2011. The increase in interest income for the three months ended September 30, 2012 was attributable primarily to higher interest rates on amounts invested in FDIC-insured certificates of deposit.

Net Loss. Net loss was $3.2 million, or $0.07 per share, for the three months ended September 30, 2012, compared to net loss of $3.5 million, or $0.13 per share, for the same period in 2011.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenue. We recognized no revenue for the nine months ended September 30, 2012 or 2011.

R&D Expenses. Our R&D expenses for the nine months ended September 30, 2012 consisted primarily of costs associated with external nonclinical study activities, which largely consisted of research-related manufacturing costs for ANX-188 and ANX-514. The following table summarizes our consolidated R&D expenses by type for each of the periods presented:

	Nine months ended September 30,
	2012	2011
External clinical study fees and expenses	$706,900	$449,569
External nonclinical study fees and expenses	3,738,823	3,071,295
Personnel costs	1,492,995	527,700
Share-based compensation expense	37,499	(44,384)

Total	$5,976,217	$4,004,180

R&D expenses increased by $2.0 million, or approximately 49.3%, to $6.0 million for the nine months ended September 30, 2012, compared to $4.0 million for the same period in 2011. This increase was primarily due to a $1.0 million increase in personnel costs, a $0.7 million increase in external nonclinical study fees and expenses and a $0.3 million increase in external clinical study fees and expenses. The increase in personnel costs was primarily related to increased headcount. The increase in external nonclinical study

(19)

fees and expenses was primarily related to increases in research-related manufacturing expenses of $1.9 million for ANX-188 and $1.0 million for ANX-514, offset by a $2.2 million decrease in research-related manufacturing expenses related to Exelbine. The increase in external clinical study fees and expenses was primarily related to a $0.4 million increase in clinical consulting expenses for ANX-188, offset by a $0.1 million decrease in clinical consulting expenses for Exelbine.

Selling, General and Administrative Expenses. SG&A expenses increased by $0.3 million, or approximately 6.6%, to $5.7 million for the nine months ended September 30, 2012, compared to $5.4 million for the same period in 2011. This increase resulted primarily from a $0.6 million increase in personnel costs, mainly due to increased headcount, and a $0.5 million increase in share-based compensation expense, offset by a $0.8 million decrease in consulting fees and legal expenses.

Transaction-Related Expenses. Transaction-related expenses were ($0.2) million for the nine months ended September 30, 2012, compared to $1.5 million for the same period in 2011. We recognized transaction-related expenses for the nine months ended September 30, 2012 due to changes in the fair values at September 30, 2012 relative to December 31, 2011 of the contingent asset and contingent liability related to the consideration for our acquisition of SynthRx. The net $0.2 million reduction to transaction-related expenses was primarily due to the increase in our stock price at September 30, 2012 relative to December 31, 2011. Transaction-related expenses for the nine months ended September 30, 2011 consisted of $1.8 million related to legal, accounting, financial and business development advisory fees associated with the evaluation of potential acquisition targets, including SynthRx, and a $0.3 million reduction related to changes in the fair value of contingent consideration related to the SynthRx acquisition.

Interest Income. Interest income amounted to $56,300 for the nine months ended September 30, 2012, compared to $51,212 for the same period in 2011. The slight increase in interest income for the nine months ended September 30, 2012 was attributable primarily to higher interest rates on amounts invested in FDIC-insured certificates of deposit as compared to interest rates on invested balances for the same period in 2011.

Net Loss. Net loss was $11.6 million, or $0.24 per share, for the nine months ended September 30, 2012, compared to net loss of $10.9 million, or $0.43 per share, for the same period in 2011.

Liquidity and Capital Resources

We have a history of annual losses from operations and we have funded our operations primarily through sales of our equity securities. We had a loss from operations of $11.6 million for the nine months ended September 30, 2012 and cash, cash equivalents and short-term investments of approximately $39.9 million as of September 30, 2012. Our short-term investments at September 30, 2012 consisted entirely of FDIC-insured certificates of deposit.

We may receive up to $0.8 million, $6.6 million, $5.6 million and $11.7 million of additional net proceeds from the exercise of warrants issued in the registered direct equity financings we completed in October 2009, May 2010 and January 2011 and the underwritten public offering we completed in November 2011, respectively; however, the exercise of these warrants is subject to certain beneficial ownership limitations. See Note 12, “Stockholders’ Equity,” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) in this report for a list of shares of our common stock underlying warrants outstanding as of September 30, 2012 and their associated exercise prices and expiration dates.

For a discussion of our liquidity and capital resources outlook, see “Management Outlook” below.

Operating activities. Net cash used in operating activities was $10.6 million for the nine months ended September 30, 2012 compared to $10.4 million for the same period in 2011. The increase in cash used in operating activities was primarily due to a higher net loss for the nine months ended September 30, 2012 compared to the same period in 2011 ($0.7 million), an increase in prepaids and other assets ($0.3 million), a decrease in accounts payable and accrued liabilities ($0.2 million), offset by increased share-based compensation expense ($0.5 million), a write-off of manufacturing equipment related to the discontinuation of ANX-514 manufacturing activities ($0.3 million), a gain on the change in fair value of contingent consideration related to our acquisition of SynthRx ($0.1 million) and increased depreciation and amortization ($0.1 million).

Investing activities. Net cash used in investing activities was $6.9 million for the nine months ended September 30, 2012 compared to $5.7 million for the same period in 2011. The difference was primarily due to an increase of $8.1 million in purchases of certificates of deposit, offset by $6.9 million in sales and maturities of certificates of deposits.

Financing activities. There was no cash used in or provided by financing activities during the nine months ended September 30, 2012 compared to net cash of $21.0 million provided by financing activities for the same period in 2011. The cash provided by financing activities for the nine months ended September 30, 2011 reflects net proceeds of $21.0 million from our January 2011 registered direct equity financing.

(20)

Management Outlook

We anticipate that our cash, cash equivalents and short-term investments as of September 30, 2012 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, our future capital uses and requirements will be affected by numerous forward-looking factors that, depending on their actual outcome, could shorten or extend the period through which our operating funds will sustain us. These factors include, but are not limited to: the scope, prioritization and number of development programs we pursue; the rate of progress and costs of development and regulatory approval activities associated with our product candidates, including conducting manufacturing process development activities, manufacturing clinical trial material and initiating and conducting clinical studies; the extent to which we acquire new product candidates and/or technologies; the extent to which we partner or collaborate with third parties to develop, seek regulatory approval of and commercialize our product candidates, or sell or license our product candidates to others; and whether product candidates for which we receive regulatory approval, if any, achieve broad market acceptance. In addition, we have a small workforce and rely on third parties to perform many essential services for us, including the manufacture of clinical trial material and the conduct of clinical studies. The timing and extent to which we increase our workforce is difficult to predict as it will be influenced by the rate of progress of development and regulatory approval of our product candidates and whether we partner them, as well as the extent to which we acquire and develop new product candidates and/or technologies. Increases in the size of our workforce would impact the period through which our operating funds will sustain us.

We are focusing our resources principally on the development of ANX-188 and plan to initiate a 388-subject phase 3 clinical study of ANX-188 in sickle cell disease in 2012. We have engaged Pierre Fabre Médicament and Patheon Inc. to manufacture drug substance and finished drug product, respectively, for use in the study, and we have engaged Theradex Systems, Inc. to manage the study. The study will enroll subjects from approximately 40 medical centers, primarily in the United States. Although we cannot accurately predict the rate of enrollment before the study has been initiated, our target timeframe for full enrollment is 24 months after the first subject is dosed. Currently, we are focused on releasing clinical trial material for use in the study, qualifying prospective study sites and obtaining institutional review board approvals. We currently estimate that external clinical study fees and expenses for the planned phase 3 study will be approximately $15 to $18 million.

In connection with the phase 3 study, we plan to conduct a thorough QT/QTc study, or TQT study, of ANX-188 in approximately 60 healthy volunteers. We plan to initiate the TQT study during the first quarter of 2013 and estimate that external clinical study fees and expenses for the study will be approximately $2 million. Currently, we also plan to conduct additional, smaller-scale clinical studies to further assess the efficacy, safety and tolerability of ANX-188 in sickle cell disease, including a repeat-dose safety study and a study to measure the effect of ANX-188 on microvascular blood flow (mBF) and tissue oxygen saturation (StO2), both in patients who are experiencing a vaso-occlusive crisis. We anticipate that each of these studies would enroll fewer than 50 subjects and begin in 2013. In addition, we continue to evaluate the benefits of developing ANX-188 in indications outside of sickle cell disease, and we currently expect to conduct nonclinical and/or clinical studies in one or more such indications that will overlap with the planned phase 3 study in sickle cell disease.

We have and may continue to increase our workforce in connection with our development of ANX-188; in particular, in September 2012, we hired a new Chief Medical Officer. However, we do not anticipate any significant increase in our workforce during the remainder of 2012. We also plan to continue to evaluate partnering and other strategic opportunities for development of ANX-188 within and outside of the United States.

With respect to ANX-514, we currently are limiting development activities to animal studies intended to evaluate its potential to improve upon the efficacy of docetaxel treatment. Due to our focus on ANX-188, we do not plan to initiate any clinical studies of ANX-514 in the foreseeable future and we are not making any further significant investment in manufacturing development activities for ANX-514. If the results of the initial animal studies are encouraging, we likely will seek a third party to fund further development of ANX-514. As we continue to investigate the optimal development path for ANX-514, if we determine the anticipated capital requirements associated with it are not financially justifiable, we may determine to discontinue this program.

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

Although we anticipate that our cash, cash equivalents and short-term investments as of September 30, 2012 will be sufficient to fund our currently planned level of operations for at least the next 12 months, we expect to incur significant and increasing losses for the next several years as we advance our product candidates through clinical studies and other development activities and seek regulatory

(21)

approval to commercialize such product candidates. In addition, we may seek to expand our product pipeline through acquisition of additional product candidates and/or technologies. We will need additional capital to support our planned operating activities. For the foreseeable future, we likely will seek to fund our operations through public or private equity and/or debt financings and/or strategic alliances, including licensing transactions. Even though we were able to raise significant funds in the past through equity financings, the conditions of and our access to capital markets are highly variable and adequate additional financing may not be available to us in the future on acceptable terms or on a timely basis or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and ability to pursue our business strategy.

Recent Accounting Pronouncements

See Note 10, “Recent Accounting Pronouncements,” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) in this report for a discussion of recent accounting pronouncements and their effect, if any, on us.

Forward Looking Statements

This report, particularly Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements we make regarding our business strategy, expectations and plans, our objectives for future operations and our future financial position. Forward-looking statements can be identified by words such as “believe,” “may,” “could,” “would,” “will,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “expect,” “indicate” and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding activities, timing and costs related to developing and seeking regulatory approval for our product candidates, including the nature, timing and costs of clinical studies and nonclinical testing, seeking to partner or collaborate with third parties with respect to the development and commercialization of our product candidates, the sale or exclusive license of one or more of our product candidate programs, raising additional capital, expanding our product pipeline and our belief that we have sufficient liquidity to fund our currently planned level of operations for at least the next 12 months. The foregoing is not an exclusive list of all forward-looking statements we make.

We have based the forward-looking statements we make on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The forward-looking statements we make are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following:

•	our ability, or that of a future partner, to successfully develop and obtain regulatory approval for, and then successfully commercialize our product candidates in the U.S. and/or elsewhere;

•	our ability to obtain additional funding on a timely basis or on acceptable terms, or at all;

•	delays in the commencement or completion of a clinical study or manufacturing and regulatory activities related to our product candidates;

•	suspension or termination of a clinical study;

•	our ability to successfully execute clinical studies and the ability of our product candidates to demonstrate acceptable safety and efficacy in clinical studies;

•

the potential for the FDA, or another regulatory agency, to require clinical studies of a product candidate in addition to our planned clinical studies prior to regulatory approval, even if our planned studies are successful;

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

(22)

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

(23)

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2012 these disclosure controls and procedures were effective at the reasonable assurance level.

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

(24)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVENTRX Pharmaceuticals, Inc.

Date: November 5, 2012	By:	/s/ Brian M. Culley
Brian M. Culley Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Patrick L. Keran
Patrick L. Keran President and Chief Operating Officer (Principal Financial Officer)

(25)

EXHIBIT INDEX

Exhibit	Description
10.1#	Offer letter, dated July 20, 2012, to Santosh Vetticaden

10.2#	Form of Incentive Stock Option Grant Agreement for grants to the registrant’s Chief Medical Officer (beginning September 5, 2012) under the Amended and Restated 2008 Omnibus Incentive Plan

31.1	Certification of principal executive officer pursuant to Rules 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rules 13a-14(a)/15d-14(a)

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

(26)