Form 10-Q
period 2013-06-30
Mast Therapeutics, Inc.
filed 2013-08-05
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of August 1, 2013 was 102,710,286.

Page

PART I FINANCIAL INFORMATION	1

Item 1. Financial Statements (Unaudited)	1

a. Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	1

b. Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended June 30, 2013 and 2012 and for the period from inception (June 12, 1996) through June 30, 2013	2

c. Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the period from inception (June 12, 1996) through June 30, 2013	3

d. Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II OTHER INFORMATION	21

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Mine Safety Disclosures	43

Item 5. Other Information	43

Item 6. Exhibits	43

SIGNATURES	44

(i)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$44,972,236	$22,500,440
Short-term investments	8,450,318	14,010,962
Interest and other receivables	9,659	15,689
Prepaid expenses	684,126	646,571

Total current assets	54,116,339	37,173,662
Property and equipment, net	119,951	198,358
In-process research and development	6,549,000	6,549,000
Goodwill	3,006,883	3,006,883
Other assets	43,912	43,912

Total assets	$63,836,085	$46,971,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$950,805	$698,838
Accrued liabilities	1,579,423	1,283,976
Accrued compensation and payroll taxes	799,061	445,352
Contingent liability	—	142,500

Total current liabilities	3,329,289	2,570,666
Deferred income tax liability	2,608,755	2,608,755

Total liabilities	5,938,044	5,179,421

Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 102,710,286 and 47,719,365 shares issued at June 30, 2013 and December 31, 2012, respectively; 102,710,286 and 46,265,286 shares outstanding at June 30, 2013 and December 31, 2012, respectively	102,710	47,720
Treasury stock, at cost – 0 and 1,454,079 shares at June 30, 2013 and December 31, 2012, respectively	—	(1,454)
Additional paid-in capital	253,274,749	226,696,863
Accumulated other comprehensive loss	(8,838)	(2,194)
Deficit accumulated during the development stage	(195,470,580)	(184,948,541)

Total stockholders’ equity	57,898,041	41,792,394

Total liabilities and stockholders’ equity	$63,836,085	$46,971,815

See accompanying notes to unaudited condensed consolidated financial statements.

(1)

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Inception (June 12, 1996) through
	2013	2012	2013	2012	June 30, 2013

Revenues:
Net sales	$—	$—	$—	$—	$174,830
Licensing revenue	—	—	—	—	1,300,000
Grant revenue	—	—	—	—	618,692

Total net revenues	—	—	—	—	2,093,522
Cost of goods sold	—	—	—	—	51,094

Gross margin	—	—	—	—	2,042,428

Operating expenses:
Research and development	2,836,935	2,107,861	6,279,847	4,318,315	92,337,303
Selling, general and administrative	2,099,925	1,871,059	4,212,631	3,916,297	71,879,343
Transaction-related expenses	7,500	205,899	35,000	91,511	706,652
Depreciation and amortization	8,879	36,739	18,674	66,931	11,043,909
Write-off of in-process research and development	—	—	—	—	10,422,130
Goodwill impairment	—	—	—	—	5,702,130
Equity in loss of investee	—	—	—	—	178,936

Total operating expenses	4,953,239	4,221,558	10,546,152	8,393,054	192,270,403

Loss from operations	(4,953,239)	(4,221,558)	(10,546,152)	(8,393,054)	(190,227,975)
Reduction of fair value of warrants	—	—	—	—	(12,239,688)
Interest income	10,895	19,285	25,311	37,953	4,857,519
Interest expense	—	—	—	—	(191,729)
Other income (expense), net	1,172	(8,890)	(1,198)	(8,579)	128,507

Loss before cumulative effect of change in accounting principle	(4,941,172)	(4,211,163)	(10,522,039)	(8,363,680)	(197,673,366)
Cumulative effect of change in accounting principle	—	—	—	—	(25,821)

Net loss	(4,941,172)	(4,211,163)	(10,522,039)	(8,363,680)	(197,699,187)
Preferred stock dividends	—	—	—	—	(621,240)
Deemed dividends on preferred stock	—	—	—	—	(10,506,683)

Net loss applicable to common stock	$(4,941,172)	$(4,211,163)	$(10,522,039)	$(8,363,680)	$(208,827,110)

Net loss per common share – basic and diluted	$(0.09)	$(0.09)	$(0.21)	$(0.18)

Weighted average shares outstanding – basic and diluted	53,749,791	47,715,709	50,028,214	47,715,709

Comprehensive Income/(Loss):
Net loss	$(4,941,172)	$(4,211,163)	$(10,522,039)	$(8,363,680)	$(197,699,187)
Other comprehensive gains (losses)	1,804	(136)	(6,644)	3	(8,838)

Comprehensive loss	$(4,939,368)	$(4,211,299)	$(10,528,683)	$(8,363,677)	$(197,708,025)

See accompanying notes to unaudited condensed consolidated financial statements.

(2)

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,		Inception (June 12, 1996) through
	2013	2012	June 30, 2013
Cash flows from operating activities:
Net loss	$(10,522,039)	$(8,363,680)	$(197,699,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,674	66,931	10,593,911
Loss on disposals of equipment	99,875	4,503	161,190
Loss on fair value of warrants	—	—	12,239,688
Loss/(gain) on change in fair value of contingent consideration	35,000	91,511	(1,493,907)
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss – write-off of goodwill	—	—	5,702,130
Share-based compensation expense related to employee stock options and restricted stock issued	716,693	714,329	12,266,017
Expenses related to options issued to non-employees	—	—	204,664
Expenses paid by issuance of common stock	—	—	1,341,372
Expenses paid by issuance of warrants	—	—	573,357
Expenses paid by issuance of preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Equity in loss of investee	—	—	178,936
In-process research and development	—	—	10,422,130
Write-off of license agreement	—	—	152,866
Impairment of equipment	—	300,114	510,739
Cumulative effect of change in accounting principle	—	—	25,821
Amortization of premium / (accretion of discount) on investments in securities	—	18,883	(1,571,502)
Changes in assets and liabilities, net of effect of acquisitions:
Increase in prepaid expenses and other assets	(31,526)	(283,368)	(987,385)
Increase in accounts payable and accrued liabilities	523,693	46,610	2,818,871

Net cash used in operating activities	(9,159,630)	(7,404,167)	(143,325,752)

Cash flows from investing activities:
Purchases of certificates of deposit	(3,984,000)	(8,859,000)	(27,967,179)
Proceeds from maturities of certificates of deposit	9,538,000	2,856,000	18,981,330
Proceeds from sale of certificate of deposit	—	—	248,000
Purchases of other short-term investments	—	—	(111,183,884)
Proceeds from maturities and sales of other short-term investments	—	—	113,036,378
Purchases of property and equipment	(17,176)	(205,916)	(1,753,980)
Proceeds from sale of property and equipment	—	—	66,920
Cash paid for acquisitions, net of cash acquired	—	—	32,395
Payment on obligation under license agreement	—	—	(106,250)
Issuance of note receivable – related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash provided by/(used in) investing activities	5,536,824	(6,208,916)	(8,155,227)

(3)

Cash flows from financing activities:
Proceeds from sale of common stock	28,097,500	—	151,756,371
Proceeds from exercise of stock options	—	—	714,561
Proceeds from sale or exercise of warrants	—	—	14,714,258
Proceeds from sale of preferred stock	—	—	44,474,720
Repurchase of Subject to Vesting Shares	—	—	(1,454)
Repurchase of warrants	—	—	(55,279)
Payments for financing and offering costs	(2,001,599)	—	(15,898,966)
Payments on notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718
Cash paid in lieu of fractional shares for reverse stock split	—	—	(146)

Net cash provided by financing activities	26,095,901	—	196,442,874

Effect of exchange rate changes on cash	(1,299)	—	10,341
Net increase/(decrease) in cash and cash equivalents	22,471,796	(13,613,083)	44,972,236
Cash and cash equivalents at beginning of period	22,500,440	43,569,947	—

Cash and cash equivalents at end of period	$44,972,236	$29,956,864	$44,972,236

See accompanying notes to unaudited condensed consolidated financial statements.

(4)

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including estimates related to R&D expenses and share-based compensation expenses. We base our estimates on historical experience and various other relevant assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

The “First Milestone” was defined in the Merger Agreement as the dosing of the first patient in a phase 3 clinical study carried out pursuant to a protocol that is mutually agreed to by SynthRx and Mast Therapeutics; provided, however, that the number of evaluable patients planned to target statistical significance with a p value of 0.01 in the primary endpoint shall not exceed 250 unless otherwise mutually agreed (the “First Protocol”). If the U.S. Food and Drug Administration (“FDA”) indicates that a single phase 3 clinical study will not be adequate to support approval of a new drug application covering the use of purified poloxamer 188 for the treatment of sickle cell crisis in children (the “188 NDA”), “First Milestone” shall mean the dosing of the first patient in a phase 3 clinical study carried out pursuant to a protocol that (a) is mutually agreed to by SynthRx and Mast Therapeutics as such and (b) describes a phase 3 clinical study that the FDA has indicated may be sufficient, with the phase 3 clinical study described in the First Protocol, to support approval of the 188 NDA. We considered the dosing of the first patient in the EPIC (Evaluation of Purified 188 In Children) study, our phase 3 study of MST-188 in sickle cell disease, to be the First Milestone.

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

Under the Merger Agreement, the number of shares issuable upon achievement of the First Milestone was subject to reduction by up to 75%, or 750,000 shares, based on the timing of achievement of the First Milestone and whether and the extent to which the number of evaluable patients planned to target statistical significance with a p value of 0.01 in the primary endpoint exceeded 250 patients, unless otherwise agreed.

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

(6)

We test our acquired IPR&D for impairment annually (and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying amount may be impaired) in accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Accounting Standards Update (“ASU”) No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. We perform our annual indefinite-lived intangible assets impairment testing as of September 30 of each year. As of September 30, 2012, no impairment was noted. There were no events or changes in circumstances during the three months ended June 30, 2013 that we considered indications of impairment of our acquired IPR&D.

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

We test our goodwill for impairment annually (and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying amount may be impaired) in accordance with ASC Topic 350, Intangibles – Goodwill and Other, and ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. We perform our annual goodwill impairment testing as of September 30 of each year. As of September 30, 2012, no impairment was noted. For the quarter ended December 31, 2012, we determined that the persistently low trading price of our common stock, even after announcement during that quarter of our phase 3 clinical development plans for MST-188 in sickle cell disease, may be an indicator of impairment of our goodwill and we performed an impairment test as of December 31, 2012. Through Step 1 of the two-step quantitative impairment test, we concluded that, as of December 31, 2012, our goodwill was not impaired. There were no events or changes in circumstances during the three months ended June 30, 2013 that we considered indications of impairment of our goodwill.

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

(7)

The contingent liability related to the First Milestone Shares was settled in May 2013 with achievement of the First Milestone and our subsequent issuance of 250,000 of the First Milestone Shares. In accordance with ASC 815-40, we remeasured the contingent liability as of its settlement date, which remeasurement resulted in $7,500 of transaction-related expenses for the three-month period ended June 30, 2013.

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

At June 30, 2013, the fair value of our short-term investments was $8,450,318. The cost basis of such investments was $8,457,000 and our unrealized losses were $6,682.

5.	Fair Value of Financial Instruments

Our short-term investments are and, prior to its settlement, our contingent liability was carried at fair value. The fair value of financial assets and liabilities is measured under a framework that establishes “levels” which are defined as follows: (i) Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities; (ii) Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active; and (iii) Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability.

The fair value at June 30, 2013 of our short-term investments is summarized in the following table:

	June 30, 2013
	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$8,450,318	$—	$8,450,318	$—

The contingent liability was settled in May 2013. A reconciliation of the contingent liability for the six months ended June 30, 2013 is as follows:

Six months ended June 30, 2013
Balance at December 31, 2012	$(142,500)
Settlements	177,500
Total net unrealized losses included in earnings	(35,000)

Balance at June 30, 2013	$0

The fair value of the contingent liability was measured and recorded on a recurring basis using significant unobservable inputs (Level 3). At each remeasurement date until the contingent arrangement was settled, we determined the fair value of the contingent liability based on the market price of our common stock on the measurement date and our estimate of the number of First Milestone Shares we would issue, which was based on our estimate of the probability of achievement of the First Milestone and assumptions regarding the circumstances under which it would be achieved. As discussed in Note 3, the contingent liability was settled in May 2013 and we issued 250,000 of the First Milestone Shares. The remeasurement of the fair value of the contingent liability as of its settlement date resulted in the recognition of $7,500 in transaction-related expenses for the three months ended June 30, 2013.

(8)

6.	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which generally is three to five years. Leasehold improvements are amortized over the economic life of the asset or the lease term, whichever is shorter.

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

In April 2013, in connection with reaching an agreement with our contract manufacturer regarding final payment for ANX-514 research-related manufacturing activities, we agreed to assign ownership of the ANX-514 equipment to the contract manufacturer. Accordingly, we disposed of and wrote-off the carrying amount of $99,875 of the ANX-514 equipment in April 2013.

7.	Accrued Liabilities

Accrued liabilities at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
Accrued contracts and study expenses	$1,026,375	$1,203,808
Financing-related expenses	274,101	—
Other accrued liabilities	278,947	80,168

Total accrued liabilities	$1,579,423	$1,283,976

8.	Share-Based Compensation Expense

Estimated share-based compensation expense related to equity awards granted to our employees and non-employee directors for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Selling, general and administrative expense	$324,177	$346,122	$638,605	$697,926
Research and development expense	40,960	(9,298)	78,088	16,403

Share-based compensation expense	$365,137	$336,824	$716,693	$714,329

There were no employee or non-employee director stock options exercised during the three and six months ended June 30, 2013 or 2012. During the three and six months ended June 30, 2013, we granted stock options to acquire an aggregate of 3,236,054 shares and 3,720,354 shares of our common stock, respectively, to our employees and non-employee directors, with an estimated weighted-average grant date fair value of $0.40 and $0.42 per share, respectively. There were no employee or non-employee director stock options granted during the three and six months ended June 30, 2012. At June 30, 2013, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $3.5 million, which is expected to be recognized over a weighted-average period of 3.0 years.

(9)

9.	Net Loss Per Common Share

Basic and diluted net loss per common share was calculated by dividing the net loss applicable to common stock for the three and six months ended June 30, 2013 and 2012 by the weighted-average number of common shares outstanding during those periods, respectively, without consideration for outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. For the periods presented, our outstanding common stock equivalents consisted of options and warrants to purchase shares of our common stock. The weighted-average number of those common stock equivalents outstanding for each of the periods presented is set forth in the table below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Options	4,443,575	2,832,503	4,252,226	2,862,318
Warrants	20,193,597	17,419,349	18,351,250	17,621,714

10.	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance effective January 1, 2013. Our adoption of this standard did not have a significant impact on our consolidated financial position, results of operations and other comprehensive income/loss or cash flows. There were no realized gains or losses on marketable securities in the three months ended June 30, 2013.

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

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 and for the period from inception (June 12, 1996) through June 30, 2013 are as follows:

	Six months ended June 30,		Inception (June 12, 1996) through
	2013	2012	June 30, 2013
Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$180,719
Supplemental disclosures of non-cash investing and financing activities:
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	—	—	1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	—	—	13,674
Acquisitions	—	—	30,666,878
Issuance of common stock to pay dividends	—	—	213,000
Financial advisor services in conjunction with financings	—	—	3,477,571
Underwriter commissions in conjunction with financings	—	—	766,784
Acquisition of treasury stock in settlement of a claim	—	—	34,737
Cancellation of treasury stock	—	—	(34,737)
Assumptions of liabilities in acquisitions	—	—	1,531,806
Fair value of contingent liabilities, net of contingent assets, recorded at acquisition date	—	—	784,419
Acquisition of license agreement for long-term debt	—	—	161,180
Unrealized loss/(gain) on short-term investments	6,644	(3)	6,682
Cashless exercise of warrants	—	—	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available-for-sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Cumulative preferred stock dividends	—	—	13,502,403
Purchases of property and equipment in accounts payable	22,966	—	22,966
Financing costs in accounts payable and accrued liabilities	355,762	—	355,762

(10)

12.	Stockholders’ Equity

Underwritten Public Offering of Common Stock and Warrants

In June 2013, we completed an underwritten public offering of 56,195,000 shares of our common stock and warrants to purchase up to 28,097,500 additional shares of our common stock. Of the 56,195,000 shares of our common stock issued, 1,454,079 of such shares were issued from our treasury stock. These securities were offered and sold to the underwriters and the public in units with each unit consisting of one share of common stock and one warrant to purchase up to 0.5 of a share of common stock. The gross proceeds from this financing were $28.1 million and, after deducting underwriting discounts and commissions and our other offering expenses, our net proceeds were $25.7 million. We may receive up to $18.3 million of additional proceeds from the exercise of the warrants issued in the financing. The exercise price of the warrants is $0.65 per share. Subject to certain beneficial ownership limitations, the warrants are exercisable at any time on or before June 19, 2018.

Outstanding Warrants

At June 30, 2013, outstanding warrants to purchase shares of common stock are as follows:

Warrants	Exercise Price	Expiration Date
99,696	$11.9125	June 2014
36,071	$3.7500	June 2014
19,007	$4.4750	July 2014
14,183	$4.0625	August 2014
144,000	$5.8750	October 2014
216,000	$3.6700	October 2014
409,228	$3.4400	April 2015
1,062,500	$1.0000	April 2015
1,816,608	$3.6500	May 2015
2,046,139	$2.7500	January 2016
10,625,000	$1.1000	November 2016
28,097,500	$0.6500	June 2018

44,585,932

(11)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission, or SEC, on March 19, 2013, as well as the consolidated financial statements and accompanying notes contained therein. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including but not limited to those identified under “Forward Looking Statements” below and those discussed in Item 1A (Risk Factors) of Part II of this report. Mast Therapeutics™, our corporate logo, SynthRx® and Exelbine™ are trademarks of our company. All trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks or trade names is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark or trade name owners.

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

We have devoted substantially all of our resources to research and development, or R&D, and to acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue and we have incurred significant annual operating losses since inception. We incurred a loss from operations of $10.5 million for the six months ended June 30, 2013. Our cash, cash equivalents and short-term investments were $53.4 million as of June 30, 2013.

We continue to focus our resources on MST-188. We believe that its pharmacologic effects support its development in a wide range of diseases and conditions and we intend to develop MST-188 in multiple clinical indications, both independently and through collaborations. We are enrolling patients in EPIC (Evaluation of Purified 188 In Children), a pivotal phase 3 study of MST-188 in sickle cell disease, and have announced plans to develop MST-188 for complications of arterial disease, initially as an adjunct to thrombolytics in acute limb ischemia. We intend to initiate a phase 2, clinical proof-of-concept study in acute limb ischemia in late 2013 or early 2014. Additionally, we are conducting or plan to conduct nonclinical studies to investigate the safety and/or efficacy of MST-188 in additional indications, including acute decompensated heart failure and blood transfusion, and are conducting in vitro studies to evaluate the effect of MST-188 on blood coagulation, which may support further development in pre- and post-surgical resuscitation following major trauma.

In July 2013, we announced results of our thorough QT/QTc clinical study of MST-188, or the TQT study. The study met its primary endpoint and demonstrated that, based on analysis of electrocardiograms, MST-188 did not have an adverse effect on cardiac repolarization, as measured by prolongation of the QT interval. Sixty four subjects received MST-188 and it was generally well-tolerated at both therapeutic and supratherapeutic doses. The TQT study was a single-center, four-period, four-way cross-over, placebo- and positive-controlled, double-blind, randomized clinical trial in healthy volunteers that compared the effects of MST-188 at therapeutic and supratherapeutic doses to placebo and moxifloxacin on cardiac ventricular repolarization, specifically, Fridericia’s corrected QT-Interval (QTcF) from the surface electrocardiogram. The primary endpoint was to confirm a lack of effect of MST-188 on QTcF.

In March 2013, we changed our name from “ADVENTRX Pharmaceuticals, Inc.” to “Mast Therapeutics, Inc.”

In June 2013, we completed an underwritten public offering with gross proceeds of $28.1 million from the sale of units consisting of 56,195,000 shares of our common stock and warrants to purchase up to 28,097,500 additional shares of our common stock. Net proceeds were $25.7 million after deducting underwriting discounts and commissions and our other offering expenses. The warrants have an exercise price of $0.65 per share and, subject to certain beneficial ownership limitations, are exercisable at any time on or before June 19, 2018.

(12)

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

Operating Expenses

Research and Development Expenses. We maintain and evaluate our R&D expenses by the type of cost incurred rather than by project. We do this primarily because we outsource a substantial portion of our work and our R&D personnel and consultants work across multiple programs rather than dedicating their time to one particular program. We began maintaining such expenses by type on January 1, 2005. We categorize our R&D expenses as external clinical study fees and expenses, external nonclinical study fees and expenses, personnel costs and share-based compensation expense. The major components of our external clinical study fees and expenses are fees and expenses related to CROs and clinical study investigative sites and investigators. The major components of our external nonclinical study fees and expenses are fees and expenses related to preclinical studies and other nonclinical testing, research-related manufacturing, quality assurance and regulatory affairs services. Research-related manufacturing expenses include costs associated with purchasing active pharmaceutical ingredient (API), conducting process development activities, producing clinical trial material, producing material for stability testing to support regulatory filings, related labeling, testing and release, packaging and storing services and related consulting fees. Impairment losses on R&D-related manufacturing equipment are also considered research-related manufacturing expenses. Personnel costs relate to employee salaries, benefits and related costs.

(14)

A general understanding of drug development is critical to understanding our results of operations and, particularly, our R&D expenses. Drug development in the U.S. and most countries throughout the world is a process that includes several steps defined by the U.S. Food and Drug Administration, or FDA, and similar regulatory authorities in foreign countries. The FDA approval processes relating to new drug products differ depending on the nature of the particular product candidate for which approval is sought. With respect to any product candidate with active ingredients not previously approved by the FDA, a prospective drug product manufacturer is required to submit a new drug application, or NDA, that includes complete reports of pre-clinical, clinical and laboratory studies and extensive manufacturing information to demonstrate the product candidate’s safety and effectiveness. Generally, an NDA must be supported by at least phase 1, 2 and 3 clinical studies, with each study typically more expensive and lengthy than the previous study.

Future expenditures on R&D programs are subject to many uncertainties, including the number of clinical studies required to be conducted for each product candidate in a particular indication and the extent to which we develop the product candidate with a partner or independently. At this time, due to such uncertainties and the risks inherent in product development and the associated regulatory process, we cannot estimate with reasonable certainty the duration of or costs to complete our R&D programs or whether or when or to what extent revenues will be generated from the commercialization and sale of any of our product candidates. The duration and costs of our R&D programs, in particular those associated with clinical studies and research-related manufacturing, can vary significantly among programs as a result of a variety of factors, including:

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

Transaction-Related Expenses. Transaction-related expenses consist of legal, accounting, financial and business development advisory fees associated with the evaluation of potential acquisition targets and execution of acquisition transactions, including our acquisition of SynthRx. Transaction-related expenses also include any changes in the fair value of the contingent consideration related to our acquisition of SynthRx, which we remeasured as of the end of each quarter until the contingent arrangements were settled and as of their respective settlement dates.

(15)

Interest and Other Income/(Expense). Interest and other income/(expense) includes interest income, interest expense, unrealized gains and losses due to changes in the exchange rates on assets and liabilities denominated in foreign currencies, realized gains and losses from foreign currency transactions and other non-operating gains and losses.

Comparison of Three Months Ended June 30, 2013 and 2012

Revenue. We recognized no revenue for the three months ended June 30, 2013 or 2012.

R&D Expenses. Our R&D expenses for the three months ended June 30, 2013 consisted primarily of external costs associated with EPIC and the TQT study. The following table summarizes our consolidated R&D expenses by type for each of the periods listed and their respective percent of our total R&D expenses for such periods:

	Three months ended June 30,				January 1, 2005 through
	2013	%	2012	%	June 30, 2013
External clinical study fees and expenses	$1,823,425	64%	$178,420	8%	$30,229,026
External nonclinical study fees and expenses	449,439	16%	1,437,715	68%	37,152,827
Personnel costs	523,111	18%	501,024	24%	14,427,888
Share-based compensation expense	40,960	2%	(9,298)	(0%)	3,053,309

Total	$2,836,935	100%	$2,107,861	100%	$84,863,050

R&D expenses increased by $0.7 million, or approximately 34.6%, to $2.8 million for the three months ended June 30, 2013, compared to $2.1 million for the same period in 2012. This increase was due primarily to a $1.7 million increase in external clinical study fees and expenses, offset by a $1.0 million decrease in external nonclinical study fees and expenses. The increase in external clinical study fees and expenses was related primarily to EPIC and the TQT study, which were initiated in 2013. The $1.0 million decrease in external nonclinical study fees and expenses resulted primarily from a decrease in research-related manufacturing activities for ANX-514, which we discontinued during 2012.

Selling, General and Administrative Expenses. SG&A expenses increased by $0.2 million, or approximately 12.2%, to $2.1 million for the three months ended June 30, 2013, compared to $1.9 million for the same period in 2012. This increase resulted primarily from an increase in legal expenses and consulting fees.

Transaction-Related Expenses. Transaction-related expenses were $7,500 for the three months ended June 30, 2013, compared to $0.2 million for the same period in 2012. We recognized transaction-related expenses for the three months ended June 30, 2013 as a result of an increase in the fair value of the contingent liability related to the consideration for our acquisition of SynthRx at its settlement date, May 30, 2013, relative to March 31, 2013, which increase was due to the increase in our stock price at the settlement date ($0.71 per share) relative to March 28, 2013 ($0.68 per share), the last trading day of the three months ended March 31, 2013. Transaction-related expenses for the three months ended June 30, 2012 were due to changes in the fair values at June 30, 2012 relative to March 31, 2012 of the contingent asset and contingent liability related to the consideration for our acquisition of SynthRx. Given that both the contingent asset and contingent liability have been settled, we do not anticipate future transaction-related expenses in connection with our acquisition of SynthRx.

Interest Income. Interest income amounted to $11,000 for the three months ended June 30, 2013, compared to $19,000 for the same period in 2012. The decrease in interest income for the three months ended June 30, 2013 was attributable primarily to lower cash balances for most of the period compared to the same period in 2012.

Net Loss. Net loss was $4.9 million, or $0.09 per share, for the three months ended June 30, 2013, compared to net loss of $4.2 million, or $0.09 per share, for the same period in 2012.

Comparison of Six Months Ended June 30, 2013 and 2012

Revenue. We recognized no revenue for the six months ended June 30, 2013 and 2012.

(16)

R&D Expenses. Our R&D expenses for the six months ended June 30, 2013 consisted primarily of external costs associated with EPIC and the TQT study. The following table summarizes our consolidated R&D expenses by type for each of the periods listed and their respective percent of our total R&D expenses for such periods:

	Six months ended June 30,
	2013	%	2012	%
External clinical study fees and expenses	$4,131,527	66%	$429,470	10%
External nonclinical study fees and expenses	996,790	16%	2,985,610	69%
Personnel costs	1,073,442	17%	886,832	21%
Share-based compensation expense	78,088	1%	16,403	0%

Total	$6,279,847	100%	$4,318,315	100%

R&D expenses increased by $2.0 million, or approximately 45.4%, to $6.3 million for the six months ended June 30, 2013, compared to $4.3 million for the same period in 2012. This increase was due primarily to a $3.7 million increase in external clinical study fees and expenses, a $0.2 million increase in personnel costs and a $0.1 million increase in share-based compensation expense, offset by a $2.0 million decrease in external nonclinical study fees and expenses. The increase in external clinical study fees and expenses was related primarily to EPIC and the TQT study. The increase in personnel costs was related primarily to increased headcount. The $2.0 million decrease in external nonclinical study fees and expenses resulted primarily from a decrease in research-related manufacturing activities for ANX-514, which we discontinued during 2012.

Selling, General and Administrative Expenses. SG&A expenses increased by $0.3 million, or approximately 7.6%, to $4.2 million for the six months ended June 30, 2013, compared to $3.9 million for the same period in 2012. This increase resulted primarily from a $0.2 million increase in legal expenses and consulting fees and a $0.1 million increase in personnel costs related to increased headcount.

Transaction-Related Expenses. Transaction-related expenses were $35,000 for the six months ended June 30, 2013, compared to $0.1 million for the same period in 2012. We recognized transaction-related expenses for the six months ended June 30, 2013 as a result of an increase in the fair value of the contingent liability related to the consideration for our acquisition of SynthRx at its settlement date, May 30, 2013, relative to December 31, 2012, which increase was due to the increase in our stock price at the settlement date ($0.71 per share) relative to December 31, 2012 ($0.57 per share). Transaction-related expenses for the six months ended June 30, 2012 were due to changes in the fair values at June 30, 2012 relative to December 31, 2011 of the contingent asset and contingent liability related to the consideration for our acquisition of SynthRx.

Interest Income. Interest income amounted to $25,000 for the six months ended June 30, 2013, compared to $38,000 for the same period in 2012. The decrease in interest income for the six months ended June 30, 2013 was attributable primarily to lower cash balances for most of the period compared to the same period in 2012.

Net Loss. Net loss was $10.5 million, or $0.21 per share, for the six months ended June 30, 2013, compared to net loss of $8.4 million, or $0.18 per share, for the same period in 2012.

Liquidity and Capital Resources

We have a history of annual losses from operations and we anticipate that we will continue to incur losses for at least the next several years. For the six months ended June 30, 2013, we incurred a loss from operations of $10.5 million. Our cash, cash equivalents and short-term investments were $53.4 million as of June 30, 2013. Our short-term investments at June 30, 2013 consisted entirely of FDIC-insured certificates of deposit.

We historically have funded our operations principally through proceeds from sales of our equity securities. In June 2013, we completed an underwritten public offering involving the issuance of units consisting of shares of our common stock and common stock purchase warrants. This financing resulted in $28.1 million in gross proceeds and $25.7 million in net proceeds, after deducting underwriting discounts and commissions and our other offering expenses.

We may receive up to $0.8 million, $6.6 million, $5.6 million, $11.7 million and $18.3 million of additional net proceeds from the exercise of warrants issued in the registered direct equity financings we completed in October 2009, May 2010 and January 2011 and the underwritten public offerings we completed in November 2011 and June 2013, respectively; however, the exercise of these warrants is subject to certain beneficial ownership limitations. In addition, the exercise prices of these warrants are $3.67, $3.65, $2.75, $1.10 and $0.65 per share, respectively. In comparison, the closing sale price of our common stock on June 28, 2013, the last trading day of the three months ended June 30, 2013, was $0.43 per share and we do not expect the holders of the warrants to exercise them unless and until our common stock trades at or above the exercise price of their warrants. For additional information regarding outstanding warrants to purchase our common stock, see Note 12, “Stockholders’ Equity,” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) in this report.

For a discussion of our liquidity and capital resources outlook, see “Management Outlook” below.

(17)

Operating activities. Net cash used in operating activities was $9.2 million for the six months ended June 30, 2013 compared to $7.4 million for the same period in 2012. The increase in cash used in operating activities was primarily due to a higher net loss for the six months ended June 30, 2013 compared to the same period in 2012 ($2.2 million), offset by an increase in accounts payable and accrued liabilities ($0.5 million) and a decrease in prepaid expenses and other assets ($0.3 million). We also incurred a $0.3 million equipment impairment charge during the six months ended June 30, 2012 related to ANX-514 research-related manufacturing equipment compared to the $0.1 million write-off of this equipment upon disposal for the same period in 2013.

Investing activities. Net cash provided by investing activities was $5.5 million for the six months ended June 30, 2013 compared to net cash used in investing activities of $6.2 million for the same period in 2012. The difference was due primarily to an increase of $6.7 million in proceeds from maturities of certificates of deposits, a decrease of $4.9 million in purchases of certificates of deposit and a decrease of $0.2 million in purchases of property and equipment.

Financing activities. Net cash provided by financing activities was $26.1 million for the six months ended June 30, 2013, representing the gross proceeds from the underwritten public offering of our equity securities completed during that period, less the underwriting discount and offering expenses paid during the period. We expect to pay an additional $0.4 million in offering expenses during the third quarter, resulting in $25.7 of net proceeds from the offering. There was no cash used in or provided by financing activities during the six months ended June 30, 2012.

Management Outlook

We anticipate that our cash, cash equivalents and short-term investments as of June 30, 2013 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, our estimate of the period of time through which our current financial resources will be adequate to support our operations is a forward-looking statement based on significant assumptions that involve a number of risks and uncertainties and actual results could differ materially. Factors that will affect our future funding requirements include, but are not limited to: the progress and results of our clinical and nonclinical studies of MST-188, particularly the EPIC study; the number and nature of indications and jurisdictions in which we pursue development and regulatory approval of MST-188, and the extent to which we do so independently or through collaborations or other strategic transactions; the rate of progress and costs of development and regulatory approval activities associated with MST-188, including expenses related to initiating and conducting clinical studies and research-related manufacturing expenses; the extent to which we increase our workforce; the extent to which we seek to commercialize and sell MST-188, if approved, independently or through collaborations or other strategic transactions; the extent of commercial success of any of our product candidates for which we receive regulatory approval; the costs and timing of establishing commercial manufacturing supply arrangements for our product candidates and establishing or acquiring sales and distribution capabilities for any approved products; and the extent to which we seek to expand our product pipeline and execute on transactions intended to do so.

We are focusing our resources almost exclusively on the development of MST-188. Earlier this year, we initiated the EPIC study and one of our top priorities is to enroll subjects in that study. We expect to enroll 388 subjects from approximately 70 medical centers. In addition to approximately 40 U.S. sites, we plan to open approximately 30 sites outside of the U.S. and we expect to begin opening sites outside of the U.S. in the fourth quarter of 2013. Although predicting the rate of enrollment for EPIC is subject to a number of assumptions and the actual rate may differ materially, we expect to complete enrollment in 2015. We currently estimate that external clinical study fees and expenses for EPIC will be approximately $20 million.

Earlier this year, we announced our plans to develop MST-188 for complications of arterial disease, initially as an adjunct to thrombolytics in acute limb ischemia. We plan to submit a protocol for our planned phase 2, clinical proof-of-concept study in acute limb ischemia to the FDA in the third quarter of 2013 and, depending in part upon FDA input, we expect to initiate the study in late 2013 or early 2014. We anticipate that the study will enroll approximately 60 patients and we estimate that external clinical study fees and expenses for the study will be approximately $2 to $4 million.

In addition, we are conducting or plan to conduct a number of nonclinical studies of MST-188 to further assess its efficacy, safety and tolerability in sickle cell disease and other indications, including an experimental model of heart failure, in vitro studies to evaluate the effect of MST-188 on blood coagulation, and six-month toxicology studies. We also are conducting activities to initiate a sub-study within EPIC that will evaluate the effect of MST-188 on microvascular blood flow and/or tissue oxygen levels. The sub study will be conducted at select EPIC sites using non-invasive devices and we plan to enroll approximately 30 patients. Other than as described above, unless we secure U.S. government or other third-party funding for development of MST-188 in a particular indication, we do not plan to initiate additional clinical studies in 2013.

In parallel with our independent development of MST-188, we are evaluating opportunities for strategic alliances for MST-188. We believe that the European Commission’s recent designation of MST-188 as an orphan medicinal product for the treatment of sickle cell disease will enhance its appeal in Europe.

(18)

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

We have based the forward-looking statements we make on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The forward-looking statements we make are subject to known and unknown risks and uncertainties that could cause our actual results, performance or achievements to be materially different from any result, performance or achievement expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following:

•	our ability, or that of a future partner, to successfully develop, obtain regulatory approval for, and then successfully commercialize MST-188;

•	our ability to obtain additional funding on a timely basis, or on acceptable terms, or at all;

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

•

our ability to maintain our relationships with the single-source third-party manufacturers and suppliers for clinical trial material, including the API and finished drug product, and the ability of such manufacturers and suppliers to successfully and consistently meet our manufacturing and supply requirements;

•

the satisfactory performance of third parties, including CROs, on whom we rely significantly to conduct or assist in the conduct of our nonclinical testing, clinical studies and other aspects of our development programs;

(19)

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

•	the extent of market acceptance of MST-188 in any indication or jurisdiction in which it receives regulatory approval;

•	the extent to which we increase our workforce and our ability to attract and retain qualified personnel and manage growth;

•	competition in the marketplace for our products, if approved;

•	our ability to protect our intellectual property rights with respect to MST-188 and the MAST platform;

•	claims against us for infringing the proprietary rights of third parties;

•	healthcare reform measures and reimbursement policies that, if not favorable to our products, could hinder or prevent commercial success;

•	undesirable side effects that our product candidates or products may cause;

•	potential product liability exposure and, if successful claims are brought against us, liability for a product or product candidate;

•	the extent to which we acquire new technologies and/or product candidates and our ability to integrate them successfully into our operations;

•	our ability to maintain compliance with NYSE MKT continued listing standards and maintain the listing of our common stock on the NYSE MKT equities market or another national securities exchange; and

•	the other factors that are described in Item 1A (Risk Factors) of Part II of this report.

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

(20)

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2013 these disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Investment in our securities involves a high degree of risk. Our business, operating results, growth prospects and financial condition are subject to various risks, many of which are not exclusively within our control, that may cause actual performance to differ materially from historical or projected future performance. We urge investors to consider carefully the risks described below, together with all of the information in this report and our other public filings, including our annual report on Form 10-K for the year ended December 31, 2012, before making investment decisions regarding our securities. Each of these risk factors, as well as additional risks not presently known to us or that we currently deem immaterial, could adversely affect our business, operating results, growth prospects or financial condition, as well as the trading price of our common stock, in which case you may lose all or part of your investment.

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

We are a development-stage company and have not generated sustainable revenue from operations or been profitable since inception, and we may never achieve profitability. We have devoted our resources to acquiring and developing proprietary product candidates, but such product candidates cannot be marketed until the regulatory process is completed and governmental approvals have been obtained. We have accumulated net losses totaling approximately $197.7 million as of June 30, 2013, and we expect to continue to incur substantial operating losses for the next several years as we advance MST-188, our lead product candidate, through clinical studies and other development activities and seek approval from the FDA to commercialize it. Accordingly, there is no current source of revenue from operations, much less profits, to sustain our present activities. Further, no revenue from operations will likely be available until, and unless, we enter into an arrangement that provides for licensing revenue or other partnering-related funding or MST-188 or another product candidate is approved by the FDA or another regulatory agency, and successfully marketed, outcomes which we may not achieve.

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

(21)

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

If our estimated future expenditures on our development programs increased more than our current expectations, we would need to seek additional capital or reduce other expenditures. We may not be able to raise capital as and when needed or reduce other expenditures to offset an increase in expenditures on our development programs, which could have a material adverse effect on our financial condition and ability to pursue our business.

We will need to obtain additional funding to pursue our current business strategy and we may not be able to obtain such funding on a timely basis, or on commercially reasonable terms, or at all. Any capital-raising transaction we are able to complete may result in dilution to our existing stockholders, require us to relinquish significant rights or restrict our operations.

We anticipate that our cash, cash equivalents and short-term investments, which were approximately $53.4 million as of June 30, 2013, will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, we may determine to grow our organization and/or pursue development activities for MST-188 or other product candidates at levels or on timelines, or we may incur unexpected expenses, that shorten the period through which our current operating funds will sustain us. We may also seek to expand our product pipeline through acquisition of additional product candidates and/or technologies and the cost to acquire and develop such new product candidates and/or technologies may shorten the period through which our current operating funds will sustain us. We do not expect to generate any substantial revenue from operations in the next several years, and we will need to obtain additional capital to support our planned operating activities.

(22)

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

Historically, we have raised capital through the sale of our equity securities. Between June 2009 and November 2011, we completed seven equity financings under “shelf” registration statements on Form S-3. Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, current SEC rules and regulations. Under current SEC rules and regulations, we must meet certain requirements to use a Form S-3 registration statement to raise capital without restriction as to the amount of the market value of securities sold thereunder. One such requirement is that the market value of our outstanding common stock held by non-affiliates, or public float, be at least $75.0 million as of a date within 60 days prior to the date of filing the Form S-3. If we do not meet that requirement, then the aggregate market value of securities sold by us or on our behalf under the Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. Moreover, even if we meet the public float requirement at the time we file a Form S-3, SEC rules and regulations require that we periodically re-evaluate the value of our public float, and if, at a re-evaluation date, our public float is less than $75.0 million, we would become subject to the one-third of public float limitation described above. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities is limited to one-third of our public float, we may conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, which we have done in the past, including in June 2013, and we would expect either of those alternatives to increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.

(23)

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

Our ability to timely raise sufficient additional capital also may be limited by the NYSE MKT’s stockholder approval requirements for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the NYSE MKT requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our then outstanding common stock, unless the transaction is considered a “public offering” by the NYSE MKT staff. Based on 102,710,286 shares of our common stock outstanding as of August 1, 2013 and the closing price per share of our common stock on such date, which was $0.45, we could not raise more than approximately $9.2 million without obtaining stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. In addition, certain prior sales by us may be aggregated with any offering we may propose in the future, further limiting the amount we could raise in any future offering that is not considered a public offering by the NYSE MKT staff and involves the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. The NYSE MKT also requires that we obtain stockholder approval if the issuance or potential issuance of additional shares will be considered by the NYSE MKT staff to result in a change of control of our company.

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

To the extent we discontinue independent development of a product candidate, we may not realize any value from our investment in the discontinued program. Even if we pursue a strategic option, such as partnering, selling or exclusively licensing the program to a third party, such an option may be not be available on acceptable terms or at all. For example, in prior years, we were focused on developing Exelbine and ANX-514 and expended significant resources on their development; however, in 2011 and 2012, respectively, we elected to discontinue independent development of those programs. Although we are evaluating other opportunities for further development of those agents, such as partnering and licensing arrangements, none may be available and we may not realize any return on our investment in those programs.

(24)

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

We may use cash, shares of our common stock, securities convertible into our common stock or a combination of cash and our securities to pay the purchase price or license fee for any future strategic transaction. The use of cash could negatively impact our financial position and ability to develop MST-188 or any other product candidate. The use of shares of our common stock or securities convertible into shares of our common stock would dilute the holdings of our existing stockholders and, given our recent market capitalization, such dilution could be substantial. For example, in addition to the 1,596,772 outstanding shares we have issued to SynthRx’s former stockholders as consideration for our acquisition of SynthRx that are outstanding, we could issue up to an aggregate of 12,478,050 additional shares of our common stock to such persons upon achievement of milestones related to the development and regulatory approval of MST-188 for the treatment of sickle cell crisis in children. If those milestones are achieved, the number of shares issued and outstanding in connection with the SynthRx acquisition would, in the aggregate, represent an approximately 12.2% ownership stake in our company (based on 102,710,286 shares outstanding as of August 1, 2013 plus shares issued in connection with achievement of the milestones). The issuance of shares in connection with other future strategic transactions, if any, may result in the stockholders who own the majority of our voting securities prior to one or more of such transactions owning less than a majority after such transactions.

(25)

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

(26)

Our ability to use net operating loss carry forwards and research and development tax credits to offset future taxable income or future tax will be limited and may be limited further in the future due to changes in ownership (within the meaning of IRC Section 382) that have occurred and may occur in the future.*

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income, and an ownership change is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. In 2012, we identified several ownership changes within the meaning of IRC Section 382 that had occurred during 2010 and 2011, with the most recent as a result of our November 2011 common stock and warrant financing. As a result of those ownership changes, we do not expect to be eligible to utilize the NOL carry forwards and research and development tax credits we had accumulated as of November 11, 2011. In addition, although we have not yet conducted a formal study to identify ownership changes within the meaning of IRC Section 382 for periods after December 31, 2011, we believe that the common stock and warrant financing we completed in June 2013 may be an “ownership change” for purposes of Sections 382 and 383 of the IRC, which would further limit the availability of our NOL carry forwards.

Other ownership changes within the meaning of IRC Section 382 may occur in the future, which could eliminate or restrict our ability to use NOL carry forwards and research and development tax credits generated after June 19, 2013. Limitations on our ability to use NOL carry forwards and research and development tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

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

(27)

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

Clinical studies may not begin on time or be completed in the timeframes we anticipate and may be more costly than we anticipate for a variety of reasons, including one or more of those described above. For example, although we expect to move MST-188 directly into phase 2 studies for most new indications we plan to pursue, an IRB or the FDA or another regulatory agency may require additional clinical or nonclinical studies prior to initiation of any planned phase 2 study, which likely would increase the total time and cost of development in that indication. The length of time necessary to complete clinical studies varies significantly and is difficult to predict accurately. We may make statements regarding anticipated timing for completion of enrollment in and/or availability of results from our clinical studies, but such predictions are subject to a number of significant assumptions and actual timing may differ materially for a variety of reasons including the factors described above. If we experience delays in the completion of a clinical study or if a clinical study is terminated, the commercial prospects for our product candidate may be harmed and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical studies likely will increase our development costs. Further, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize our product candidates, other therapies for the same indications may be introduced to the market in the interim and establish a competitive advantage or diminish the need for our products.

(28)

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

(29)

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

(30)

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

The CROs that we engage to execute our clinical studies play a significant role in the conduct of the studies and subsequent collection and analysis of data, and we likely will depend on CROs and clinical investigators to conduct future clinical studies and to assist in analyzing completed studies and developing regulatory strategies for our product candidates. Individuals working at the CROs with which we contract, as well as investigators at the sites at which our studies are conducted, are not our employees, and we have limited control over the amount or timing of resources that they devote to our programs. If these CROs and/or investigators fail to devote sufficient time and resources to our studies, if they do not comply with all regulatory and contractual requirements or if their performance is substandard, it may delay commencement and/or completion of our studies, submission of our new drug applications to the FDA and other regulatory agencies and approval of our applications by those agencies, and commercialization of our products. Moreover, these CROs may have relationships with other commercial entities, some of which may compete with us. If they assist our competitors at our expense, it could harm our competitive position. Failure of these CROs to meet their obligations could adversely affect development of our product candidates. For example, in 2006, we engaged a CRO to assist with the primary conduct of our bioequivalence study of Exelbine, including monitoring participating clinical sites to ensure compliance with regulatory requirements. FDA guidance recommends that clinical sites randomly select and retain reserve samples of study drugs used in bioequivalence studies. However, the clinical sites that participated in our bioequivalence study of Exelbine failed to do so. In August 2011, we received a complete response letter from the FDA stating that the authenticity of the study drugs used in that bioequivalence study could not be verified and, consequently, the study would need to be repeated to address that deficiency.

If any of our CRO relationships were to terminate, in particular our relationship with Theradex® Systems, Inc., the CRO we engaged to conduct the EPIC study in the U.S., we may not be able to enter into arrangements with alternative CROs on acceptable terms or in a timely manner, or at all. Switching CROs would involve additional cost and divert management time and attention. In addition, there likely would be a transition period when a new CRO commences work. These challenges could result in delays in the commencement or completion of our clinical studies, which could materially impact our ability to meet our desired development timelines and have a material adverse impact on our business and financial condition.

(31)

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

(32)

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

(33)

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

(34)

Risks Related to Our Intellectual Property

Our success will depend on patents and other intellectual property protection we obtain that cover our product candidates and proprietary technology.*

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

With respect to MST-188, we acquired exclusive rights to a variety of issued patents related to poloxamers and their uses. However, all of these patents have expired or will expire in 2013. For exclusivity in sickle cell disease, we expect to rely primarily on the orphan drug designation that the FDA has granted for poloxamer 188 (purified) for the treatment of sickle cell disease, which includes the treatment and prevention of the complications of sickle cell disease. However, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. MST-188 may not receive the seven-year orphan drug marketing exclusivity if it is not the first poloxamer 188 drug product to obtain FDA marketing approval for the treatment of sickle cell disease. In addition, orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantity of the drug. Furthermore, if the FDA later determines another drug or biologic for the treatment of sickle cell disease to be clinically superior to or different from MST-188, the FDA may approve such other product candidate for marketing during MST-188’s seven-year exclusivity period.

(35)

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

We cannot provide assurance that our pending patent applications will issue as patents, that any issued patents will provide us with significant competitive advantages, or that the validity or enforceability of any of our patents will not be challenged or, if instituted, that these challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of our patents could be substantial. Furthermore, we cannot provide assurance that others will not independently develop similar technologies or duplicate our technologies or design around the patented aspects of our technologies. We can provide no assurance that our proposed technologies will not infringe patents or rights owned by others, licenses to which might not be available to us in a timely manner or on acceptable terms, or at all.

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

(36)

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

In addition, it may be necessary for us to enforce our proprietary rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights, through litigation or other dispute proceedings, which may be costly, and to the extent we are unsuccessful, adversely affect our rights. In these proceedings, a court or administrative body could determine that our claims, including those related to enforcing patent rights, are not valid or that an alleged infringer has not infringed our rights. The uncertainty resulting from the mere institution and continuation of any patent- or other proprietary rights-related litigation or interference proceeding could have a material and adverse effect on us.

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

(37)

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

(38)

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

(39)

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

(40)

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

Our stock price could decline significantly based on progress with and results of clinical and nonclinical studies of MST-188 and regulatory agency decisions affecting that development program.*

We expect announcements of progress with and results of clinical and certain nonclinical studies of MST-188 and regulatory decisions (by us, the FDA, or another regulatory agency) to affect our stock price. Stock prices of companies in our industry have declined significantly when such results and decisions were unfavorable or perceived to be negative or discouraging or when a product candidate did not otherwise meet expectations. If progress in clinical studies of MST-188 or MST-188 study results are not viewed favorably by us or third parties, including investors, analysts, potential collaborators, the academic and medical communities and regulators, our stock price could decline significantly and you could lose your investment in our common stock.

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

Sales of substantial amounts of our common stock or the perception that such sales may occur could cause the market price of our common stock to drop significantly, even if our business is performing well.*

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, us or our existing stockholders of shares of our common stock. These sales by our existing stockholders might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. Currently, we have effective primary registration statements on Form S-3 under which we may sell and issue more than $150 million of securities, subject to certain limitations if our public float is less than $75 million. We also have effective resale registration statements on Form S-3 that register a significant number of shares of our common stock and securities convertible into our common stock that may be sold by us or certain of our stockholders, including an effective resale registration statement for the shares of our common stock that have been and may be issued to the former SynthRx stockholders. Collectively, these registration statements may increase the likelihood of sales by, or the perception of an increased likelihood of sales by, us or our existing stockholders of shares of our common stock.

We currently have voting control with respect to approximately 1.3% of our outstanding common stock and we may obtain voting control over a significant additional amount of our outstanding common stock if we issue the milestone-related shares to the former SynthRx stockholders, and we may determine to cause those shares to be voted in such a manner that does not necessarily coincide with the interests of individual stockholders or particular groups of stockholders.*

Pursuant to the voting and transfer restriction agreement between us and each of the former principal stockholders of SynthRx, each stockholder party has agreed to vote all shares of our common stock beneficially owned by that party with respect to every action or approval by written consent of our stockholders in such manner as directed by us, except in limited circumstances, and has executed an irrevocable proxy appointing and authorizing us to vote such shares in such manner. If the development of MST-188 achieves each of the milestones set forth in our merger agreement with SynthRx, we will issue an additional 12,478,050 shares of our common stock, which, together with previously issued and outstanding shares held by these former SynthRx stockholders, represent an aggregate approximately 11.5% ownership stake in our company (based on 102,710,286 shares outstanding as of August 1, 2013 plus shares issued in connection with achievement of the milestones). As a result of such potential issuances and the voting and transfer restriction agreement, in the future we may have significant control over substantially all matters requiring approval by our stockholders, including the election of directors and the approval of certain mergers and other business combination transactions. Even if less than all potential milestone-related shares are issued, our ability to control a potentially significant block of stockholder votes pursuant to the voting and transfer restriction agreement may enable us to substantially affect the outcome of proposals brought before our stockholders. Although our board of directors acts in a manner it believes is in the best interest of our stockholders as a whole, the interests of our stockholders as a whole may not always coincide with the interests of individual stockholders or particular groups of stockholders.

(41)

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult, which could depress our stock price.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to our stockholders. Our bylaws limit who may call a special meeting of stockholders and establish advance notice requirements for nomination of individuals for election to our board of directors or for proposing matters that can be acted upon at stockholders’ meetings. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future. In addition, provisions of certain compensatory contracts with our management, such as equity award agreements, may have an anti-takeover effect by resulting in accelerated vesting of outstanding equity securities held by our executive officers. In particular, in the event of a change in control, the vesting of options we granted since July 2009 to certain key executives will accelerate with respect to fifty percent of the then unvested shares on the day prior to the date of the change in control and, subject to the respective executive’s continuous service, with respect to the remaining fifty percent of the then unvested shares on the one year anniversary of the date of the change in control, and could accelerate in full at the time of the change in control if the acquirer does not assume or substitute for the options. As a result, if an acquirer desired to retain the services of those executives following an acquisition, it may be required to provide additional incentive to them, which could increase the cost of the acquisition to the acquirer and may deter or adversely affect the terms of the potential acquisition.

Because we do not expect to pay dividends with respect to our common stock in the foreseeable future, you must rely on stock appreciation for any return on your investment.

We have paid no cash dividends on any of our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, with respect to our common stock, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we are subject to various laws and regulations that may restrict our ability to pay dividends and we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Due to our intent to retain any future earnings rather than pay cash dividends on our common stock and applicable laws, regulations and contractual obligations that may restrict our ability to pay dividends on our common stock, the success of your investment in our common stock will likely depend entirely upon any future appreciation and our common stock may not appreciate.

If shares of our common or preferred stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.*

As of June 30, 2013, there were an aggregate of 102,710,286 shares of our common stock issued and outstanding. That total excludes, as of that date, 7,252,897 shares of our common stock that may be issued upon the exercise of outstanding stock options, 44,585,932 shares of common stock that may be issued upon the exercise of outstanding warrants and 12,478,050 shares of common stock issuable to the former stockholders of SynthRx upon the achievement of performance milestones related to MST-188 pursuant to the terms of our merger agreement with SynthRx dated February 12, 2011. The exercise of outstanding options and/or warrants or issuance of shares may cause substantial dilution to those who hold shares of common stock prior to such exercises or issuances. In addition, sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock’s market price.

We have 500,000,000 shares of authorized common stock and we may sell our authorized, but unissued, common stock to satisfy our funding requirements. We are also authorized to issue 1,000,000 shares of preferred stock, without stockholder approval. The preferred stock may have rights that are superior to the rights of the holders of our common stock, at a purchase price then approved by our board of directors. The sale or the proposed sale of substantial amounts of our common or preferred stock in the public markets may adversely affect the market price of our common stock and our stock price. Our stockholders may also experience substantial dilution.

(42)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2013, pursuant to the terms of our merger agreement with SynthRx, Inc. and as a result of the achievement of a milestone set forth in the merger agreement, we issued an aggregate of 250,000 shares of our common stock to the former stockholders of SynthRx on a pro rata basis based on each such stockholder’s ownership percentage of SynthRx immediately prior to the effective time of the merger.

The securities described above were offered and sold by us in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. Such securities were issued pursuant to Section 4(2) of the Securities Act, and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to share certificates issued in these transactions. All recipients had adequate access to information about our company.

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

Mast Therapeutics, Inc.

Date: August 5, 2013	By:	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandi L. Roberts
Brandi L. Roberts
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

(44)

EXHIBIT INDEX

Exhibit	Description

10.1#(1)	Mast Therapeutics, Inc. 2013 Omnibus Incentive Plan

10.2#(1)	Form of Non-Statutory Stock Option Grant Agreement—Director (for grants to non-employee directors) under the 2013 Omnibus Incentive Plan

10.3#(1)	Form of Incentive Stock Option Grant Agreement (for grants to employees) under the 2013 Omnibus Incentive Plan

10.4#(1)	Form of Senior Executive Incentive Stock Option Grant Agreement (for grants to the registrant’s chief executive officer and president and chief operating officer) under the 2013 Omnibus Incentive Plan

10.5#(1)	Form of CMO Incentive Stock Option Grant Agreement (for grants to the registrant’s chief medical officer) under the 2013 Omnibus Incentive Plan

10.6(2)	Warrant Agent Agreement by and between Mast Therapeutics, Inc. and American Stock Transfer & Trust Company, dated June 14, 2013, including the form of Common Stock Purchase Warrant as Exhibit A

31.1	Certification of principal executive officer pursuant to Rules 13a-14(a)/15d-14(a)

31.2	Certification of principal financial officer pursuant to Rules 13a-14(a)/15d-14(a)

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement
*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.
(1)	Filed with the registrant’s Current Report on Form 8-K on June 21, 2013 (SEC file number 001-32157-13927320)
(2)	Filed with the registrant’s Current Report on Form 8-K on June 17, 2013 (SEC file number 001-32157-13917371)