Form 10-Q
period 2013-09-30
Mast Therapeutics, Inc.
filed 2013-11-04
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of November 1, 2013 was 102,710,286.

		Page

PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1

	a. Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	1

	b. Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2013 and 2012 and for the period from inception (June 12, 1996) through September 30, 2013	2

	c. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and for the period from inception (June 12, 1996) through September 30, 2013	3

	d. Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

(i)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$30,231,154	$22,500,440
Investment securities	19,131,616	14,010,962
Interest and other receivables	29,185	15,689
Prepaid expenses	542,423	646,571

Total current assets	49,934,378	37,173,662
Property and equipment, net	115,092	198,358
In-process research and development	6,549,000	6,549,000
Goodwill	3,006,883	3,006,883
Other assets	43,912	43,912

Total assets	$59,649,265	$46,971,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$794,674	$698,838
Accrued liabilities	2,155,179	1,283,976
Accrued compensation and payroll taxes	1,026,888	445,352
Contingent liability	—	142,500

Total current liabilities	3,976,741	2,570,666
Deferred income tax liability	2,608,755	2,608,755

Total liabilities	6,585,496	5,179,421

Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 102,710,286 and 47,719,365 shares issued at September 30, 2013 and December 31, 2012, respectively; 102,710,286 and 46,265,286 shares outstanding at September 30, 2013 and December 31, 2012, respectively	102,710	47,720
Treasury stock, at cost – 0 and 1,454,079 shares at September 30, 2013 and December 31, 2012, respectively	—	(1,454)
Additional paid-in capital	253,713,892	226,696,863
Accumulated other comprehensive loss	(28,722)	(2,194)
Deficit accumulated during the development stage	(200,724,111)	(184,948,541)

Total stockholders’ equity	53,063,769	41,792,394

Total liabilities and stockholders’ equity	$59,649,265	$46,971,815

See accompanying notes to unaudited condensed consolidated financial statements.

(1)

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Inception (June 12, 1996) through
	2013	2012	2013	2012	September 30, 2013
Revenues:
Net sales	$—	$—	$—	$—	$174,830
Licensing revenue	—	—	—	—	1,300,000
Grant revenue	—	—	—	—	618,692

Total net revenues	—	—	—	—	2,093,522
Cost of goods sold	—	—	—	—	51,094

Gross margin	—	—	—	—	2,042,428
Operating expenses:
Research and development	3,102,240	1,657,902	9,382,087	5,976,217	95,439,543
Selling, general and administrative	2,158,417	1,816,181	6,371,048	5,732,478	74,037,760
Transaction-related expenses	—	(266,222)	35,000	(174,711)	706,652
Depreciation and amortization	10,064	10,638	28,738	77,569	11,053,973
Write-off of in-process research and development	—	—	—	—	10,422,130
Goodwill impairment	—	—	—	—	5,702,130
Equity in loss of investee	—	—	—	—	178,936

Total operating expenses	5,270,721	3,218,499	15,816,873	11,611,553	197,541,124

Loss from operations	(5,270,721)	(3,218,499)	(15,816,873)	(11,611,553)	(195,498,696)
Reduction of fair value of warrants	—	—	—	—	(12,239,688)
Interest income	17,327	18,347	42,638	56,300	4,874,846
Interest expense	—	—	—	—	(191,729)
Other income (expense), net	(137)	1,099	(1,335)	(7,480)	128,370

Loss before cumulative effect of change in accounting principle	(5,253,531)	(3,199,053)	(15,775,570)	(11,562,733)	(202,926,897)
Cumulative effect of change in accounting principle	—	—	—	—	(25,821)

Net loss	(5,253,531)	(3,199,053)	(15,775,570)	(11,562,733)	(202,952,718)
Preferred stock dividends	—	—	—	—	(621,240)
Deemed dividends on preferred stock	—	—	—	—	(10,506,683)

Net loss applicable to common stock	$(5,253,531)	$(3,199,053)	$(15,775,570)	$(11,562,733)	$(214,080,641)

Net loss per common share – basic and diluted	$(0.05)	$(0.07)	$(0.23)	$(0.24)

Weighted average shares outstanding – basic and diluted	102,710,286	47,715,709	67,781,879	47,715,709

Comprehensive Income/(Loss):
Net loss	$(5,253,531)	$(3,199,053)	$(15,775,570)	$(11,562,733)	$(202,952,718)
Other comprehensive gains (losses)	(19,884)	76	(26,528)	79	(28,722)

Comprehensive loss	$(5,273,415)	$(3,198,977)	$(15,802,098)	$(11,562,654)	$(202,981,440)

See accompanying notes to unaudited condensed consolidated financial statements.

(2)

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,		Inception (June 12, 1996) through
	2013	2012	September 30, 2013
Cash flows from operating activities:
Net loss	$(15,775,570)	$(11,562,733)	$(202,952,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,738	77,569	10,603,975
Loss on disposals of equipment	—	4,503	61,315
Loss on fair value of warrants	—	—	12,239,688
Loss/(gain) on change in fair value of contingent consideration	35,000	(174,711)	(1,493,907)
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss – write-off of goodwill	—	—	5,702,130
Share-based compensation expense related to employee stock options and restricted stock issued	1,159,021	1,073,872	12,708,345
Expenses related to options issued to non-employees	—	—	204,664
Expenses paid by issuance of common stock	—	—	1,341,372
Expenses paid by issuance of warrants	—	—	573,357
Expenses paid by issuance of preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Equity in loss of investee	—	—	178,936
In-process research and development	—	—	10,422,130
Write-off of license agreement	—	—	152,866
Impairment of equipment	—	300,114	510,739
Cumulative effect of change in accounting principle	—	—	25,821
Amortization of premium / (accretion of discount) on investments in securities	—	21,840	(1,571,502)
Changes in assets and liabilities, net of effect of acquisitions:
Decrease/(increase) in prepaid expenses and other assets	90,500	(437,266)	(865,359)
Increase in accounts payable and accrued liabilities	1,533,636	127,484	3,828,814

Net cash used in operating activities	(12,928,675)	(10,569,328)	(147,094,797)

Cash flows from investing activities:
Purchases of certificates of deposit	(19,407,030)	(13,581,000)	(43,390,209)
Proceeds from maturities of certificates of deposit	14,260,000	6,880,000	23,703,330
Proceeds from sale of certificate of deposit	—	—	248,000
Purchases of other investment securities	—	—	(111,183,884)
Proceeds from maturities and sales of other investment securities	—	—	113,036,378
Purchases of property and equipment	(45,348)	(210,909)	(1,782,152)
Proceeds from sale of property and equipment	—	—	66,920
Cash paid for acquisitions, net of cash acquired	—	—	32,395
Payment on obligation under license agreement	—	—	(106,250)
Issuance of note receivable - related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash used in investing activities	(5,192,378)	(6,911,909)	(18,884,429)

(3)

Cash flows from financing activities:
Proceeds from sale of common stock	28,097,500	—	151,756,371
Proceeds from exercise of stock options	—	—	714,561
Proceeds from sale or exercise of warrants	—	—	14,714,258
Proceeds from sale of preferred stock	—	—	44,474,720
Repurchase of Subject to Vesting Shares	—	—	(1,454)
Repurchase of warrants	—	—	(55,279)
Payments for financing and offering costs	(2,244,211)	—	(16,141,578)
Payments on notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718
Cash paid in lieu of fractional shares for reverse stock split	—	—	(146)

Net cash provided by financing activities	25,853,289	—	196,200,262

Effect of exchange rate changes on cash	(1,522)	—	10,118
Net increase/(decrease) in cash and cash equivalents	7,730,714	(17,481,237)	30,231,154
Cash and cash equivalents at beginning of period	22,500,440	43,569,947	—

Cash and cash equivalents at end of period	$30,231,154	$26,088,710	$30,231,154

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

(5)

(iv) 3,839,400 shares of our common stock (the “Second Milestone Shares”) issuable upon achievement of the Second Milestone (defined below); and

(v) 8,638,650 shares of our common stock (the “Third Milestone Shares,” and together with the First Milestone Shares and the Second Milestone Shares, the “Milestone Shares”) issuable upon achievement of the Third Milestone (defined below).

The “First Milestone” was defined in the Merger Agreement as the dosing of the first patient in a phase 3 clinical study of purified poloxamer 188 carried out pursuant to a protocol that is mutually agreed to by SynthRx and Mast Therapeutics; provided, however, that the number of evaluable patients planned to target statistical significance with a p value of 0.01 in the primary endpoint shall not exceed 250 unless otherwise mutually agreed (the “First Protocol”). If the U.S. Food and Drug Administration (“FDA”) indicates that a single phase 3 clinical study will not be adequate to support approval of a new drug application covering the use of purified poloxamer 188 for the treatment of sickle cell crisis in children (the “188 NDA”), “First Milestone” shall mean the dosing of the first patient in a phase 3 clinical study carried out pursuant to a protocol that (a) is mutually agreed to by SynthRx and Mast Therapeutics as such and (b) describes a phase 3 clinical study that the FDA has indicated may be sufficient, with the phase 3 clinical study described in the First Protocol, to support approval of the 188 NDA. We considered the dosing of the first patient in the EPIC study, our phase 3 clinical trial of MST-188 in sickle cell disease, to be the First Milestone.

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

(6)

We test our acquired IPR&D for impairment annually (and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying amount may be impaired) in accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and Accounting Standards Update (“ASU”) No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. We perform our annual indefinite-lived intangible assets impairment testing as of September 30 of each year. As of September 30, 2013, no impairment was noted.

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

We test our goodwill for impairment annually (and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying amount may be impaired) in accordance with ASC Topic 350, Intangibles – Goodwill and Other, and ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. We perform our annual goodwill impairment testing as of September 30 of each year and this year we elected to bypass the qualitative assessment and proceed directly to the two-step quantitative impairment test. Step 1 requires a comparison of the carrying value of a reporting unit, including goodwill, to its estimated fair value. We test for goodwill impairment at the entity level because we operate on the basis of a single reporting unit. In Step 1 of the two-step quantitative test, we compared our carrying value, including goodwill and acquired IPR&D, to estimated fair value. Estimated fair value of the entity included market values for our cash, cash equivalents and investment securities, as well as the estimated fair value of acquired IPR&D. We calculated the estimated fair value of acquired IPR&D by using the MPEEM. This method requires us to make long-term projections of revenues and expenses related to development and commercialization of MST-188 in sickle cell disease and assumptions regarding the rate of return on contributory assets, the weighted average cost of capital and the probability adjustment factor for estimated future after-tax cash flows. Through Step 1 of the impairment test, we concluded that, as of September 30, 2013, the fair value of the entity was substantially greater than its carrying value, and, therefore, goodwill was not considered impaired. We estimated fair value based on assumptions that we believe to be reasonable but that are highly judgmental due in part to the inherent unpredictability of drug development, particularly by a development-stage company.

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

The contingent liability related to the First Milestone Shares was eliminated, or “settled,” in May 2013 with achievement of the First Milestone and our subsequent issuance of 250,000 of the First Milestone Shares. The contingent asset related to the 1,454,079 Subject to Vesting Shares was settled in December 2012 by our exercise in full of our repurchase option and purchase of the 1,454,079 shares from the former SynthRx stockholders for $0.001 per share. In accordance with ASC 815-40, we remeasured the contingent liability and contingent asset as of their respective settlement dates.

(7)

4. Investment Securities

Investment securities are marketable equity or debt securities. All of our investment securities are “available-for-sale” securities and carried at fair value. Fair value for securities with short maturities and infrequent secondary market trades typically is determined by using a curve-based evaluation model that utilizes quoted prices for similar securities. The evaluation model takes into consideration the days to maturity, coupon rate and settlement date convention. Net unrealized gains or losses on these securities are included in accumulated other comprehensive loss, which is a separate component of stockholders’ equity. Realized gains and realized losses are included in other income/(expense), while amortization of premiums and accretion of discounts are included in interest income. Interest and dividends on available-for-sale securities are included in interest income. We periodically evaluate our investment securities for impairment. If we determine that a decline in fair value of any investment security is other than temporary, then the cost basis would be written down to fair value and the decline in value would be charged to earnings.

Our investment securities are under the custodianship of a major financial institution and consist of FDIC-insured certificates of deposit. We have classified all of our available-for-sale investment securities, including those with maturities beyond one year from the date of purchase, as current assets on our consolidated balance sheets because we consider them to be highly liquid and available for use, if needed, in current operations. As of September 30, 2013, $2.5 million of our investment securities had contractual maturity dates of more than one year and less than or equal to 18 months and none were greater than 18 months.

At September 30, 2013, the fair value of our investment securities was $19,131,616. The cost basis of such investments was $19,158,030 and our net unrealized losses were $26,414.

5. Fair Value of Financial Instruments

Our investment securities are and, prior to its settlement, our contingent liability was carried at fair value. The fair value of financial assets and liabilities is measured under a framework that establishes “levels” which are defined as follows: (i) Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities; (ii) Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active; and (iii) Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability.

The fair value at September 30, 2013 of our investment securities is summarized in the following table:

	September 30, 2013
	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)
Investment securities	$19,131,616	$—	$19,131,616	$—

The contingent liability was settled in May 2013. A reconciliation of the contingent liability for the nine months ended September 30, 2013 is as follows:

Nine months ended September 30, 2013
Balance at December 31, 2012	$(142,500)
Settlements	177,500
Total net losses included in earnings	(35,000)

Balance at September 30, 2013	$0

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

In April 2013, in connection with reaching an agreement with our contract manufacturer regarding final payment for ANX-514 research-related manufacturing activities, we agreed to assign ownership of the ANX-514 equipment with a carrying amount of $99,875 to the contract manufacturer.

7. Accrued Liabilities

Accrued liabilities at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
Accrued contracts and study expenses	$1,829,235	$1,203,808
Other accrued liabilities	325,944	80,168

Total accrued liabilities	$2,155,179	$1,283,976

8. Share-Based Compensation Expense

Estimated share-based compensation expense related to equity awards granted to our employees and non-employee directors for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Selling, general and administrative expense	$395,316	$338,447	$1,033,921	$1,036,373
Research and development expense	47,012	21,096	125,100	37,499

Share-based compensation expense	$442,328	$359,543	$1,159,021	$1,073,872

During the nine months ended September 30, 2013, the only equity awards granted to our employees and non-employee directors were stock option awards. The following table summarizes such equity award activity:

	Shares Underlying Option Awards	Weighted- Average Exercise Price
Outstanding at December 31, 2012	3,585,743	$2.31
Granted	3,765,504	$0.51
Exercised	—	$—
Cancelled/forfeited/expired	(203,144)	$0.74

Outstanding at September 30, 2013	7,148,103	$1.41

(9)

At September 30, 2013, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $3.0 million, which is expected to be recognized over a weighted-average period of 2.9 years.

9. Net Loss Per Common Share

Basic and diluted net loss per common share was calculated by dividing the net loss applicable to common stock for the three and nine months ended September 30, 2013 and 2012 by the weighted-average number of common shares outstanding during those periods, respectively, without consideration for outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. For the periods presented, our outstanding common stock equivalents consisted of options and warrants to purchase shares of our common stock. The weighted-average number of those common stock equivalents outstanding for each of the periods presented is set forth in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Options	7,190,672	3,120,646	5,242,471	2,949,056
Warrants	44,585,932	16,652,811	27,192,242	17,296,389

10. Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This standard requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. ASU 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. We do not believe that the adoption of this standard will have an impact on our consolidated financial position, results of operations or cash flows.

In February 2013, FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance effective January 1, 2013. Our adoption of this standard did not have a significant impact on our consolidated financial position, results of operations and other comprehensive income/loss or cash flows. There were no realized gains or losses on marketable securities in the three months ended September 30, 2013.

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

(10)

11. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 and for the period from inception (June 12, 1996) through September 30, 2013 are as follows:

	Nine months ended September 30,		Inception (June 12, 1996) through
	2013	2012	September 30, 2013
Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$180,719
Supplemental disclosures of non-cash investing and financing activities:
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	—	—	1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	—	—	13,674
Acquisitions	—	—	30,666,878
Issuance of common stock to pay dividends	—	—	213,000
Financial advisor services in conjunction with financings	—	—	3,477,571
Underwriter commissions in conjunction with financings	—	—	766,784
Acquisition of treasury stock in settlement of a claim	—	—	34,737
Cancellation of treasury stock	—	—	(34,737)
Assumptions of liabilities in acquisitions	—	—	1,531,806
Fair value of contingent liabilities, net of contingent assets, recorded at acquisition date	—	—	784,419
Issuance of common stock for milestone achievement	250	—	250
Acquisition of license agreement for long-term debt	—	—	161,180
Unrealized loss/(gain) on investment securities	26,528	(79)	26,566
Disposal of equipment in conjunction with settlement of a liability	99,875	—	99,875
Cashless exercise of warrants	—	—	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available-for-sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Cumulative preferred stock dividends	—	—	13,502,403
Purchases of property and equipment in accounts payable	—	—	22,966
Financing costs in accounts payable and accrued liabilities	116,336	—	116,336

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

(11)

Outstanding Warrants

At September 30, 2013, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
99,696	$11.9125	June 2014
36,071	$3.7500	June 2014
19,007	$4.4750	July 2014
14,183	$4.0625	August 2014
144,000	$5.8750	October 2014
216,000	$3.6700	October 2014
409,228	$3.4400	April 2015
1,062,500	$1.0000	April 2015
1,816,608	$3.6500	May 2015
2,046,139	$2.7500	January 2016
10,625,000	$1.1000	November 2016
28,097,500	$0.6500	June 2018

44,585,932

(12)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission, or SEC, on March 19, 2013, as well as the consolidated financial statements and accompanying notes contained therein. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including but not limited to those identified under “Forward Looking Statements” below and those discussed in Item 1A (Risk Factors) of Part II of our quarterly report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 5, 2013. Mast Therapeutics™, our corporate logo, SynthRx® and Exelbine™ are trademarks of our company. All trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks or trade names is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark or trade name owners.

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

We have devoted substantially all of our resources to research and development, or R&D, and to acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue and we have incurred significant annual operating losses since inception. We incurred a loss from operations of $15.8 million for the nine months ended September 30, 2013. Our cash, cash equivalents and investment securities were $49.4 million as of September 30, 2013.

We continue to focus our resources on MST-188. We believe that its pharmacologic effects support its development in a wide range of diseases and conditions and we intend to develop MST-188 in multiple clinical indications, both independently and through collaborations. Earlier this year, we initiated the EPIC study, a pivotal phase 3 study of MST-188 in sickle cell disease, and enrolling subjects in that study is one of our top priorities. In addition to sickle cell disease, our MST-188 pipeline includes development programs in adjunctive thrombolytic therapy (e.g., acute limb ischemia, stroke), heart failure, and resuscitation (i.e., restoration of circulating blood volume and pressure) following major trauma.

In July 2013, we announced that our thorough QT/QTc clinical study of MST-188, or the TQT study, met its primary endpoint and demonstrated that, based on analysis of electrocardiograms, MST-188 did not have an adverse effect on cardiac repolarization, as measured by prolongation of the QT interval. Sixty four subjects received MST-188 and it was generally well-tolerated at both therapeutic and supratherapeutic doses.

We anticipate that our cash, cash equivalents and investment securities will be sufficient to fund our operations for at least the next 12 months. However, we have based this estimate on significant assumptions and we could utilize our available financial resources faster than we currently expect. For example, we may pursue development activities for MST-188 in sickle cell disease and multiple other indications at levels or on timelines, or we may incur unexpected expenses, that shorten the period through which our current financial resources will sustain us. We expect to incur significant and increasing losses for the next several years as we advance MST-188 through clinical studies and other development activities and seek regulatory approval to commercialize it. We will need additional capital to support our planned operating activities. In addition, we may seek to expand our product pipeline through acquisition of additional product candidates and/or technologies. We expect that our capital requirements would increase in future periods if we determine to conduct studies of MST-188 in addition to those currently planned or pursue its development in additional indications or if we determine to expand our product pipeline with new product candidates and/or technologies. For the foreseeable future, we plan to fund our operations through public or private equity and/or debt financings and through collaborations, including licensing arrangements. However, adequate additional financing may not be available to us on acceptable terms, on a timely basis, or at all. Our failure to raise capital as and when needed would have a material and adverse effect on our financial condition and ability to pursue our business strategy.

(13)

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

(14)

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

(15)

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

Interest and Other Income/(Expense). Interest and other income/(expense) includes interest income, interest expense, unrealized and realized gains and losses from foreign currency transactions and other non-operating gains and losses.

(16)

Comparison of Three Months Ended September 30, 2013 and 2012

Revenue. We recognized no revenue for the three months ended September 30, 2013 or 2012.

R&D Expenses. Our R&D expenses for the three months ended September 30, 2013 consisted primarily of external costs associated with the EPIC study and research-related manufacturing activities for MST-188. The following table summarizes our consolidated R&D expenses by type for each of the periods listed and their respective percent of our total R&D expenses for such periods:

	Three months ended September 30,				January 1, 2005 through
	2013	%	2012	%	September 30, 2013
External clinical study fees and expenses	$1,604,131	52%	$277,430	17%	$31,833,157
External nonclinical study fees and expenses	816,759	26%	753,213	45%	37,969,586
Personnel costs	634,338	20%	606,163	37%	15,062,226
Share-based compensation expense	47,012	2%	21,096	1%	3,100,321

Total	$3,102,240	100%	$1,657,902	100%	$87,965,290

R&D expenses increased by $1.4 million, or approximately 87.1%, to $3.1 million for the three months ended September 30, 2013, compared to $1.7 million for the same period in 2012. This increase was due primarily to a $1.3 million increase in external clinical study fees and expenses and a $0.1 million increase in external nonclinical study fees and expenses, related primarily to EPIC, which was initiated in 2013.

Selling, General and Administrative Expenses. SG&A expenses increased by $0.4 million, or approximately 18.8%, to $2.2 million for the three months ended September 30, 2013, compared to $1.8 million for the same period in 2012. This increase resulted primarily from an increase in consulting fees and legal expenses.

Transaction-Related Expenses. There were no transaction-related expenses for the three months ended September 30, 2013. Transaction-related expenses were ($0.3) million for the three months ended September 30, 2012. We recognized transaction-related expenses for the three months ended September 30, 2012 due to changes in the fair values at September 30, 2012 relative to June 30, 2012 of the contingent asset and contingent liability related to the consideration for our acquisition of SynthRx. The net $0.3 million reduction to transaction-related expenses was primarily due to the increase in our stock price at September 30, 2012 relative to June 30, 2012.

Interest Income. Interest income amounted to $17,327 for the three months ended September 30, 2013, compared to $18,347 for the same period in 2012. The slight decrease in interest income for the three months ended September 30, 2013 was attributable primarily to lower interest rates on invested balances.

Net Loss. Net loss was $5.3 million, or $0.05 per share, for the three months ended September 30, 2013, compared to net loss of $3.2 million, or $0.07 per share, for the same period in 2012.

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenue. We recognized no revenue for the nine months ended September 30, 2013 and 2012.

R&D Expenses. Our R&D expenses for the nine months ended September 30, 2013 consisted primarily of external costs associated with EPIC and the TQT study. The following table summarizes our consolidated R&D expenses by type for each of the periods listed and their respective percent of our total R&D expenses for such periods:

	Nine months ended September 30,
	2013	%	2012	%
External clinical study fees and expenses	$5,735,658	61%	$706,900	12%
External nonclinical study fees and expenses	1,813,549	20%	3,738,823	63%
Personnel costs	1,707,780	18%	1,492,995	25%
Share-based compensation expense	125,100	1%	37,499	0%

Total	$9,382,087	100%	$5,976,217	100%

R&D expenses increased by $3.4 million, or approximately 57.0%, to $9.4 million for the nine months ended September 30, 2013, compared to $6.0 million for the same period in 2012. This increase was due primarily to a $5.0 million increase in external clinical study fees and expenses, a $0.2 million increase in personnel costs and a $0.1 million increase in share-based compensation expense, offset by a $1.9 million decrease in external nonclinical study fees and expenses. The increase in external clinical study fees and expenses was related primarily to EPIC and the TQT study. The increase in personnel costs was related primarily to increased headcount. The $1.9 million decrease in external nonclinical study fees and expenses resulted primarily from a decrease in research-related manufacturing activities for ANX-514, which we discontinued during 2012.

(17)

SG&A Expenses. SG&A expenses increased by $0.7 million, or approximately 11.1%, to $6.4 million for the nine months ended September 30, 2013, compared to $5.7 million for the same period in 2012. This increase resulted primarily from an increase in consulting fees and legal expenses.

Transaction-Related Expenses. Transaction-related expenses were $35,000 for the nine months ended September 30, 2013, compared to $(0.2) million for the same period in 2012. We recognized transaction-related expenses for the nine months ended September 30, 2013 as a result of an increase in the fair value of the contingent liability related to the consideration for our acquisition of SynthRx at its settlement date, May 30, 2013, relative to December 31, 2012, which increase was due to the increase in our stock price at the settlement date ($0.71 per share) relative to December 31, 2012 ($0.57 per share). Transaction-related expenses for the nine months ended September 30, 2012 were due to changes in the fair values at September 30, 2012 relative to December 31, 2011 of the contingent asset and contingent liability related to the consideration for our acquisition of SynthRx.

Interest Income. Interest income amounted to $42,638 for the nine months ended September 30, 2013, compared to $56,300 for the same period in 2012. The decrease in interest income for the nine months ended September 30, 2013 was attributable primarily to lower cash balances for most of the period compared to the same period in 2012 and lower interest rates on invested balances.

Net Loss. Net loss was $15.8 million, or $0.23 per share, for the nine months ended September 30, 2013, compared to net loss of $11.6 million, or $0.24 per share, for the same period in 2012.

Liquidity and Capital Resources

We have a history of annual losses from operations and we anticipate that we will continue to incur losses for at least the next several years. For the nine months ended September 30, 2013, we incurred a loss from operations of $15.8 million. Our cash, cash equivalents and investment securities were $49.4 million as of September 30, 2013. Our investment securities at September 30, 2013 consisted entirely of FDIC-insured certificates of deposit.

We historically have funded our operations principally through proceeds from sales of our equity securities. In June 2013, we completed an underwritten public offering involving the issuance of units consisting of 56,195,000 shares of our common stock and warrants to purchase 28,097,500 shares of our common stock. The warrants have an exercise price of $0.65 per share and, subject to certain beneficial ownership limitations, are exercisable at any time on or before June 19, 2018. This financing resulted in $28.1 million in gross proceeds and $25.7 million in net proceeds, after deducting underwriting discounts and commissions and our other offering expenses.

We may receive up to $0.8 million, $6.6 million, $5.6 million, $11.7 million and $18.3 million of additional net proceeds from the exercise of warrants issued in the registered direct equity financings we completed in October 2009, May 2010 and January 2011 and the underwritten public offerings we completed in November 2011 and June 2013, respectively; however, the exercise of these warrants is subject to certain beneficial ownership limitations. In addition, the exercise prices of these warrants are $3.67, $3.65, $2.75, $1.10 and $0.65 per share, respectively. In comparison, the closing sale price of our common stock on September 30, 2013 was $0.44 per share and we do not expect the holders of the warrants to exercise them unless and until our common stock trades at or above the exercise price of their warrants. For additional information regarding outstanding warrants to purchase our common stock, see Note 12, “Stockholders’ Equity,” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) in this report.

For a discussion of our liquidity and capital resources outlook, see “Management Outlook” below.

Operating activities. Net cash used in operating activities was $12.9 million for the nine months ended September 30, 2013 compared to $10.6 million for the same period in 2012. The increase in cash used in operating activities was primarily due to a higher net loss for the nine months ended September 30, 2013 compared to the same period in 2012 ($4.2 million), offset by an increase in accounts payable and accrued liabilities ($1.4 million), an increase in the fair value of contingent consideration ($0.2 million), an increase in share-based compensation ($0.1 million) and a decrease in prepaid expenses and other assets ($0.5 million). We also incurred a $0.3 million equipment impairment charge during the nine months ended September 30, 2012 related to ANX-514 research-related manufacturing equipment.

Investing activities. Net cash used in investing activities was $5.2 million for the nine months ended September 30, 2013 compared to net cash used in investing activities of $6.9 million for the same period in 2012. The difference was due primarily to an increase of $7.4 million in proceeds from maturities of certificates of deposits and a decrease of $0.1 million in purchases of property and equipment, offset by a decrease of $5.8 million in purchases of certificates of deposit.

(18)

Financing activities. Net cash provided by financing activities was $25.9 million for the nine months ended September 30, 2013, representing the gross proceeds from the underwritten public offering of our equity securities completed in June 2013, less the underwriting discount and offering expenses paid through September 30, 2013. We paid an additional $116,366 in offering expenses during the fourth quarter, resulting in $25.7 million of net proceeds from the offering. There was no cash used in or provided by financing activities during the nine months ended September 30, 2012.

Management Outlook

We anticipate that our cash, cash equivalents and investment securities as of September 30, 2013 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, our estimate of the period of time through which our current financial resources will be adequate to support our operations is a forward-looking statement based on significant assumptions that involve a number of risks and uncertainties and actual results could differ materially. Factors that will affect our future funding requirements include, but are not limited to: the progress and results of our clinical and nonclinical studies of MST-188, particularly the EPIC study and the planned phase 2 study in acute limb ischemia; the number and nature of indications and jurisdictions in which we pursue development and regulatory approval of MST-188, and the extent to which we do so independently or through collaborations; the rate of progress and costs of development and regulatory approval activities associated with MST-188, including expenses related to initiating and conducting clinical studies and research-related manufacturing expenses; the extent to which we increase our workforce; the extent to which we seek to commercialize and sell MST-188, if approved, independently or through collaborations; the extent of commercial success of any of our product candidates for which we receive regulatory approval; the costs and timing of establishing commercial manufacturing supply arrangements for our product candidates and establishing or acquiring sales and distribution capabilities for any approved products; and the extent to which we seek to expand our product pipeline and execute on transactions intended to do so.

We are focusing our resources on development of MST-188. Earlier this year, we initiated the EPIC study. We expect to enroll 388 subjects in the study from approximately 70 medical centers – 40 in the U.S. and 30 outside the U.S. – and expect to begin opening sites outside the U.S. in early 2014. Although predicting the rate of enrollment for EPIC is subject to a number of significant assumptions and the actual rate may differ materially, we expect to complete enrollment in late 2015. We estimate that external clinical study fees and expenses for EPIC will total approximately $20 million.

In addition to enrolling subjects in EPIC, we are conducting activities to evaluate the potential of MST-188 to reduce organ damage and improve survival in patients with sickle cell disease. First, we plan to conduct a sub-study at select EPIC sites to evaluate the effect of MST-188 on microvascular blood flow and/or tissue oxygen levels. While pain is the immediate clinical manifestation of vaso-occlusion, obstructed blood vessels also reduce the flow of oxygen-carrying blood to tissues and organs, often resulting in hypoxia and tissue death. In fact, organ failure is the leading cause of death in adults with sickle cell disease, who have an average life expectancy of around 45 years. It is impractical to conduct multi-decade, interventional studies to evaluate the ability of an agent to improve long-term outcomes in sickle cell patients. However, it is possible to measure drug-related changes in underlying disease pathophysiology. We believe that improving physiologic parameters, such as microvascular blood flow or tissue oxygenation, that are widely accepted as the biological mechanism through which the disease process induces both immediate and long-term clinical events will enhance the value of MST-188 as a treatment for sickle cell disease. We’ve submitted the sub-study protocol to the FDA. The estimated cost to conduct the sub-study is included in the estimated cost of EPIC.

We also have initiated the pilot phase of a nonclinical study in a transgenic mouse model of sickle cell disease. The objective of this study is to demonstrate that chronic intermittent administration of MST-188 reduces the accumulating burden of organ damage and prolongs survival. The transgenic mice express human sickle hemoglobin and have been shown to mirror the pathophysiology and disease progression of sickle cell disease typically seen in humans, including development of neuropathy, organ damage and premature death. The results of this study, coupled with the clinical pharmacodynamic data from the EPIC sub-study described above, may provide the best evidence of MST-188’s ability to improve long-term outcomes, where direct evaluation of those outcomes is impractical. We expect to complete this study in early 2015.

Earlier this year, we announced our plans to evaluate whether MST-188 improves the effectiveness of existing thrombolytic agents by conducting a phase 2, clinical proof-of-concept study in acute limb ischemia, or ALI. Thrombolytic agents, such as tissue plasminogen activator, or tPA, are used to break up or dissolve blood clots, which often are the cause of heart attacks, strokes, and ALI. If this phase 2 study in ALI demonstrates that MST-188 improves the “clot busting” activity of tPA, we believe it not only would progress development in that indication, but also generate interest in developing MST-188 as an adjunctive therapy in larger market opportunities, such as stroke. We submitted a protocol for the ALI study to the FDA in the third quarter of 2013 and expect to initiate the study in early 2014. We anticipate that the study will enroll approximately 60 patients and estimate that external clinical study fees and expenses for the study will be approximately $3.5 million.

(19)

We also are evaluating MST-188’s potential in heart failure, another area of significant unmet medical need that accounts for over 1,000,000 hospitalizations each year in the U.S. Although there have been modest improvements in treatment, acute decompensated heart failure remains associated with high mortality and high hospital admission and readmission rates in patients older than 65 years. MST-188 may offer a new therapeutic approach. Most existing treatments in heart failure target indirect methods that reduce the workload on the heart, but may not directly improve heart function. For example, ACE (angiotensin-converting enzyme) inhibitors, a type of vasodilator, widen blood vessels to lower blood pressure, improve blood flow and decrease workload. Beta blockers slow heart rate and reduce blood pressure. In contrast, MST-188 may directly improve heart function. Its membrane sealant activity may help restore weakened cardiac cell membranes, thus minimizing calcium overload injury. Its hemorheologic activity may improve coronary microvascular blood flow and oxygen delivery. Together, these activities may directly improve heart contractility and function. We currently are conducting a nonclinical study of MST-188 in an experimental model of heart failure and expect to announce results in early 2014. If these data are positive, we plan to pursue a phase 2, clinical proof-of-concept study of MST-188 in heart failure during 2014.

In addition, we are evaluating MST-188’s potential in resuscitation (i.e., restoration of circulating blood volume and pressure) following major trauma. Based on feedback from U.S. Department of Defense personnel following a meeting earlier this year, we plan to conduct a nonclinical study of MST-188 in an experimental model of trauma. The results of this study may generate interest from the Department of Defense in further evaluating the utility of MST-188 in the post-trauma / pre-surgical setting.

Finally, we are conducting or plan to conduct a number of smaller, nonclinical studies involving MST-188 to further assess its efficacy, safety and tolerability in sickle cell disease and other indications and to support manufacturing development and enhance our intellectual property position.

Although we anticipate that our cash, cash equivalents and investment securities will be sufficient to fund our operations for at least the next 12 months, we do not anticipate that such capital alone will be sufficient to fund our operations through the successful development and commercialization of MST-188. In addition, our capital requirements likely will increase in future periods as we progress development of MST-188 in currently planned indications and potentially pursue its development in additional indications, or if we were to expand our product pipeline through acquisition of new product candidates and/or technologies. For the foreseeable future, we plan to fund our operations through public or private equity and/or debt financings and through collaborations, including licensing arrangements. Even though we were able to raise significant funds in the recent past through equity financings, adequate additional financing may not be available to us in the future on acceptable terms, on a timely basis, or at all. Our failure to raise capital as and when needed would have a material and adverse effect on our financial condition and ability to pursue our business strategy.

Recent Accounting Pronouncements

See Note 10, “Recent Accounting Pronouncements,” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) in this report for a discussion of recent accounting pronouncements and their effect, if any, on us.

Forward Looking Statements

This report, particularly in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements we make regarding our business strategy, expectations and plans, our objectives for future operations and our future financial position. When used in this report, the words “believe,” “may,” “could,” “would,” “will,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “expect,” “indicate” and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding activities, timing and costs related to developing and seeking regulatory approval for MST-188, including the nature, timing of initiation and completion, and costs of clinical studies and nonclinical testing, the indications outside of sickle cell disease in which we plan to pursue development of MST-188, our plans regarding partnering or other collaborative arrangements for MST-188 and for raising additional capital to support our operations, and our belief that we have sufficient liquidity to fund our currently planned level of operations for at least the next 12 months. The foregoing is not an exclusive list of all forward-looking statements we make.

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

(20)

•	our ability, or that of a future partner, to successfully develop, obtain regulatory approval for, and then successfully commercialize MST-188;

•	our ability to obtain additional funding on a timely basis, or on acceptable terms, or at all;

•	the potential for us to delay, scale back, or discontinue development of MST-188, partner it at inopportune times, or pursue less expensive but higher-risk and/or lower-return development paths if we are unable to raise sufficient additional capital as needed;

•	delays in the commencement or completion of clinical studies or manufacturing and regulatory activities necessary to obtain regulatory approval to commercialize MST-188;

•	our ability to successfully execute clinical studies, including timely enrollment, and the ability of MST-188 to demonstrate acceptable safety and efficacy in clinical studies;

•	suspension or termination of a clinical study, including due to patient safety concerns;

•	our ability to maintain our relationships with the single-source third-party manufacturers and suppliers for clinical trial material, including the API and finished drug product, and the ability of such manufacturers and suppliers to successfully and consistently meet our manufacturing and supply requirements;

•	the satisfactory performance of third parties, including CROs, on whom we rely significantly to conduct or assist in the conduct of our nonclinical testing, clinical studies and other aspects of our development programs;

•	the potential for the FDA, or another regulatory agency, to require additional nonclinical or clinical studies of MST-188 in sickle cell disease prior to accepting a new drug application for review or granting regulatory approval, even if ongoing or planned studies are successful;

•	the potential for the FDA, or another regulatory agency, to require additional nonclinical or clinical studies of MST-188 in any indication outside of sickle cell disease prior to our initiation of a phase 2 clinical study in that indication;

•	the potential that, even if clinical studies of MST-188 in one indication are successful, clinical studies in another indication may not be successful;

•	the potential for unsuccessful nonclinical or clinical studies in one indication or jurisdiction, or by a future partner that may be outside of our control, to adversely affect opportunities for MST-188 in other indications or jurisdictions;

•	the potential that we may enter into one or more collaborative arrangements, including partnering or licensing arrangements, for MST-188 or another product candidate, and the terms of any such transactions;

•	the extent of market acceptance of MST-188 in any indication or jurisdiction in which it receives regulatory approval;

•	the extent to which we increase our workforce and our ability to attract and retain qualified personnel and manage growth;

•	competition in the marketplace for our products, if approved;

•	our ability to protect our intellectual property rights with respect to MST-188 and the MAST platform;

•	claims against us for infringing the proprietary rights of third parties;

•	healthcare reform measures and reimbursement policies that, if not favorable to our products, could hinder or prevent commercial success;

•	undesirable side effects that our product candidates or products may cause;

•	potential product liability exposure and, if successful claims are brought against us, liability for a product or product candidate;

•	the extent to which we acquire new technologies and/or product candidates and our ability to integrate them successfully into our operations;

•	our ability to maintain compliance with NYSE MKT continued listing standards and maintain the listing of our common stock on the NYSE MKT equities market or another national securities exchange; and

•	the other factors that are described in Item 1A (Risk Factors) of Part II of our quarterly report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 5, 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2013 these disclosure controls and procedures were effective at the reasonable assurance level.

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

(22)

Item 6. Exhibits

An Exhibit Index has been attached as part of this report and is incorporated herein by reference.

(23)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mast Therapeutics, Inc.

Date: November 4, 2013	By:	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandi L. Roberts
Brandi L. Roberts
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

(24)

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