Form 10-K
period 2013-12-31
Mast Therapeutics, Inc.
filed 2014-03-26
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013 was approximately $44.0 million based upon the closing price of the registrant’s common stock on the NYSE MKT reported for such date. Shares of the registrant’s common stock held by each officer and director of the registrant and by each person or entity who is known by the registrant to own beneficially 10% or more of the registrant’s outstanding common stock have been excluded for purposes of the foregoing calculation on the basis that such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2014, the registrant had 113,607,834 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 annual meeting of stockholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

Forward-Looking Statements

This Annual Report on Form 10-K, particularly in Item 1 “Business,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the information incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our business strategy, expectations and plans, our objectives for future operations and our future financial position. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would” and similar expressions are intended to identify forward-looking statements. Among the factors that could cause or contribute to material differences between our actual results and expectations indicated by the forward-looking statements are risks and uncertainties that include, but are not limited to: our ability, or that of a future partner, to successfully develop, obtain regulatory approval for and then successfully commercialize our product candidates; delays in the commencement or completion of clinical studies or manufacturing and regulatory activities necessary to obtain regulatory approval to commercialize our product candidates, including MST-188; suspension or termination of an ongoing clinical study, including due to patient safety concerns or capital constraints; the ability of our product candidates to demonstrate acceptable safety and efficacy in clinical studies; our ability to maintain our relationships with the single-source third-party manufacturers and suppliers for our clinical trial material, including the active pharmaceutical ingredient and the finished drug product, and the ability of such manufacturers and suppliers to successfully and consistently meet our manufacturing and supply requirements; the satisfactory performance of other third parties, including contract research organizations, on whom we rely significantly to conduct or assist in the conduct of our nonclinical testing, clinical studies and other aspects of our development programs; our ability to obtain additional capital as needed or on acceptable terms or at all; the potential for us to delay, scale back or discontinue development of a product candidate, partner it at inopportune times, or pursue less expensive but higher-risk and/or lower-return development paths if we are unable to raise sufficient additional capital as needed; the potential that we may enter into one or more collaborative arrangements, including partnering and licensing arrangements, for MST-188 or another product candidate, and the terms of any such arrangements; the extent to which we increase our workforce and our ability to attract and retain qualified personnel and manage internal growth; the extent of market acceptance of any of our product candidates for which we receive regulatory approval; the level of competition our product candidates face in the marketplace, if approved; the extent to which we acquire new technologies and/or product candidates and our ability to integrate them successfully into our operations; our ability to protect our intellectual property rights with respect to MST-188 and our MAST platform and AIR001; claims against us for infringing the proprietary rights of third parties; healthcare reform measures and reimbursement policies that, if not favorable to our products, could hinder or prevent our products’ commercial success; potential product liability exposure and, if successful claims are brought against us, liability for a product or product candidate; our ability to maintain compliance with NYSE MKT continued listing standards and maintain the listing of our common stock on the NYSE MKT or another national securities exchange; and other risks and uncertainties described in Part I, Item 1A “Risk Factors” of this report.

We have based the forward-looking statements we make on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. However, in light of these risks and uncertainties, actual results may differ materially from expectations indicated by the forward-looking statements contained in, or incorporated by reference into, this report. We cannot guarantee future results, events, levels of activity, performance or achievement. Accordingly, you are cautioned not to place undue reliance on forward-looking statements. Except as required by law, we do not intend to update the forward-looking statements discussed in this report publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future

-i-

PART I

Item 1.	Business.

Overview

We are a biopharmaceutical company developing novel therapies for serious or life-threatening diseases with significant unmet needs. We are leveraging our Molecular Adhesion & Sealant Technology, or MAST, platform, derived from over two decades of clinical, nonclinical and manufacturing experience with purified and non-purified poloxamers, to develop MST-188, our lead product candidate. MST-188 has demonstrated multiple pharmacologic effects that may provide clinical benefit in a wide range of diseases and conditions typically characterized by impaired microvascular blood flow and damaged cell membranes. We recently acquired AIR001, an intermittently nebulized form of sodium nitrite that was being developed to treat pulmonary vascular disorders, and we are in the process of determining the optimal development strategy for this new asset.

We are enrolling subjects in EPIC (Evaluation of Purified 188 In Crisis), a pivotal phase 3 study of MST-188 in sickle cell disease. At the end of 2013, we had 40 study sites open in the U.S., putting us more than halfway toward our goal of opening approximately 70 EPIC sites in total, and we opened our first sites outside of the U.S. in the first quarter of 2014. MST-188 has orphan drug status for the treatment of sickle cell disease in the U.S. and European Union.

In 2013, we also advanced the development of MST-188 outside of sickle cell disease. We believe the pharmacologic effects of MST-188 support its development in more than one setting and we intend to develop MST-188 in multiple clinical indications, both independently and through collaborations. Our pipeline includes MST-188 development programs in adjunctive thrombolytic therapy (e.g., acute limb ischemia, stroke), heart failure, and resuscitation following major trauma (i.e., restoration of circulating blood volume and pressure). In March 2014, we initiated a phase 2, clinical proof-of-concept study of MST-188 in combination with recombinant tissue plasminogen activator, or rt-PA, in patients with acute lower limb ischemia to evaluate whether MST-188 improves the effectiveness of rt-PA therapy. We also plan to conduct a nonclinical study in an experimental model of thrombotic stroke to evaluate the potential for MST-188 to improve the therapeutic effect of tissue plasminogen activator and expand the window in which it is effective. With respect to our heart failure program, earlier this year, we announced positive results from a nonclinical model of chronic heart failure. Based in part on data from that study, we believe MST-188 may offer a new therapeutic approach for patients with heart failure. We plan to announce our clinical development strategy in heart failure later this year. During 2014, we also plan to evaluate MST-188 in a trauma model that may generate U.S. government interest in studying MST-188 as a resuscitation fluid following major trauma. In addition, we conduct other ex vivo, nonclinical in vivo and in vitro studies of MST-188 to further understand its pharmacologic effects and support our intellectual property positions.

In February 2014, we acquired Aires Pharmaceuticals, Inc., a privately-held Delaware corporation. Aires’ lead product candidate is AIR001 (sodium nitrite) inhalation solution and its development was focused on pulmonary hypertension (PH). Prior to the acquisition, Aires had been enrolling two phase 2 clinical studies of AIR001 in World Health Organization (WHO) Group 1 PH, or pulmonary arterial hypertension (PAH), but had terminated enrollment in those studies due to capital constraints and had begun the process of closing them. We expect data from the approximately 20 subjects who completed the protocol-specified 16 weeks of treatment in the third quarter of 2014. In addition, we are planning to support the expansion of an ongoing, university-sponsored, phase 2a clinical study of AIR001 to evaluate whether AIR001 may be effective in reducing pulmonary vascular resistance, pulmonary capillary wedge pressure and right atrial pressure while improving hemodynamic parameters, including right ventricular function, in patients with WHO Group 2 PH, or PH associated with left heart disease. In parallel, we are conferring with experts in PH and heart disease to develop our clinical strategy for AIR001, which we expect to announce later this year.

In March 2013, we changed our name to “Mast Therapeutics, Inc.” to reflect the fundamental changes and restructuring that our company had undergone over the past several years, from the suspension of substantially all of business operations and just two employees in 2009 to a substantially new Board of Directors and management team, an influx of new capital, and the strategic refocus of our business in 2011 from reformulated chemotherapeutic programs to MST-188, an agent with potential to be a first-in-class therapy in multiple indications.

We are a development-stage company and have not yet marketed or sold any products or generated any significant revenue.

Business Strategy

Our goal is to become a leading biopharmaceutical company developing novel therapies for serious or life-threatening diseases with significant unmet needs. Near-term activities that underlie our business strategy include the following:

•	Complete the EPIC study and seek regulatory approval of MST-188 in sickle cell disease. Enrolling subjects in our pivotal phase 3 study of MST-188 in vaso-occlusive crisis of sickle cell disease is one of our top priorities. Although predicting the rate of enrollment for EPIC is subject to a number of significant assumptions and the actual rate may differ materially, we expect to complete enrollment by the end of 2015. If study results are positive, we plan to submit a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, based in large part on the data from this study. MST-188 has fast track designation with the FDA for the treatment of vaso-occlusive crisis of sickle cell disease.

•	Advance clinical development of MST-188 for use in combination with thrombolytics in complications of arterial disease. Thrombolytic agents, such as tissue plasminogen activator, or t-PA, are used to break up or dissolve blood clots, which are often the cause of acute complications, such as acute limb ischemia, stroke and heart attack. Data from experimental models and clinical studies demonstrate the potential for MST-188 to improve outcomes in patients experiencing complications resulting from atherosclerotic and thromboembolic processes. We believe that, based on the similar pathophysiology of atherosclerotic arterial disease (plaque-obstructed arteries reducing the flow of blood to tissue), an agent that is effective in one form of occlusive arterial disease, such as acute limb ischemia, or ALI, also may be effective in its other manifestations, such as thrombotic stroke. In March 2014, we initiated a phase 2, clinical proof-of-concept study in ALI that, if positive, not only would progress development of MST-188 in ALI, but also could generate interest in developing MST-188 in stroke. We anticipate that enrollment in the phase 2 study will take approximately 18 months. MST-188 has orphan drug designation for treatment of ALI in the U.S. and we plan to submit an application for orphan designation in the European Union during the second quarter of 2014.

•	Initiate clinical development of MST-188 in heart failure. We believe MST-188 may offer a new therapeutic approach for patients with heart failure. In contrast to current treatments, such as vasodilators and beta blockers, which can indirectly improve heart function, MST-188’s membrane sealant and hemorheologic activity may directly improve heart contractility and function. We previously announced that, in a randomized, placebo-controlled, nonclinical study in a model of chronic heart failure, a single, two-hour infusion of MST-188 demonstrated improved left ventricular systolic function that was significant immediately (at the end of MST-188 administration) and remained significant at one week, and, in some cases, at two weeks, after MST-188 administration. In addition, MST-188 resulted in statistically significant and progressive reductions in troponin-I and plasma N-terminal pro-brain natriuretic peptide (NT-proBNP), at both one week and two weeks after MST-188 administration. We are evaluating options for development of MST-188 in heart failure and plan to announce our clinical development strategy later this year.

•	Evaluate the potential of MST-188 in resuscitation following major trauma. The potential clinical benefits of MST-188 in resuscitation following major trauma (i.e., restoration of circulating blood volume and pressure) are suggested by the results of a variety of experimental models, including statistically significant improvements in survival. If the survival advantage observed in experimental models can be demonstrated in clinical studies, it would represent a multi-billion dollar opportunity and a significant benefit to both civilian and military populations. During 2013, we met with U.S. Department of Defense personnel to discuss potential collaborations in this area and, based on their feedback, in 2014, we plan to conduct a nonclinical study of MST-188 in an experimental model of trauma. The results of this study, if positive, may generate further interest in studying MST-188 as a resuscitation fluid following major trauma.

•	Define clinical development strategy for AIR001. Prior to our acquisition of Aires in February 2014, clinical development of AIR001 was focused on pulmonary hypertension. Over the next few months, we will evaluate data from Aires’ terminated phase 2 studies in PAH and continue to consult with experts in pulmonary hypertension and heart failure to define the optimal clinical development strategy for AIR001. We also plan to support expansion of an ongoing phase 2a study sponsored by the University of Pittsburgh to evaluate whether AIR001 can reduce pulmonary vascular resistance, pulmonary capillary wedge pressure and right atrial pressure while improving hemodynamic parameters, including right ventricular function, in patients with WHO Group 2 PH. We plan to announce our clinical development strategy for AIR001 later this year.

The MAST Platform

The MAST platform describes the repository of both proprietary (to us) and non-proprietary poloxamer-related data, know-how and other information that has been developed over the course of several decades by numerous sponsors, most recently by us. It reflects the accumulated knowledge of over 100 pharmacology studies, more than 15 clinical studies in multiple indications in which over 2,500 subjects have been exposed to both purified and non-purified poloxamer 188, and over two decades of experience manufacturing and purifying poloxamers. This knowledge, and those aspects that are proprietary to us in particular, provide us with unique insight into the mechanism of action of, and areas of potential clinical benefit with, MST-188.

The MAST platform provides us with several key benefits as we develop MST-188. In particular, we believe it:

•	Accelerates development of MST-188 in new indications, at reduced cost. Proof-of-concept in pharmacologic studies or experimental models has been demonstrated in a wide range of diseases and conditions and, for most new indications we plan to pursue, we believe we will not need to re-conduct many of the preclinical activities that consume substantial time and resources in drug development (e.g., IND-enabling toxicology, pharmacokinetic, absorption/distribution/metabolism /excretion studies). Further, we already have evaluated MST-188 in healthy volunteers and our thorough QT/QTc study of MST-188 met its primary endpoint and demonstrated that, based on an analysis of electrocardiograms, MST-188 did not have an adverse effect on cardiac repolarization, as measured by the QT interval. Furthermore, we have successfully manufactured multiple batches of clinical trial material. As a result, we expect to move MST-188 directly into phase 2 studies and generate clinical proof-of-concept data in new indications in relatively short time frames with relatively modest investment. By leveraging already-completed pre-clinical and phase 1 clinical activities, we can focus on later-stage, higher-value activities, as well as save time and money (both in terms of the costs to conduct these activities and by maintaining a more streamlined infrastructure).

•	Provides broad-based, indication-agnostic exclusivity for MST-188. We have filed for patent protection and continue to develop patent positions that we expect will provide exclusivity around the use of MST-188 in new indications and in combination with other therapies. In addition, the MAST platform allows us to augment our proprietary position around broadly-applicable, indication-agnostic activities that we believe will provide additional barriers-to-entry for MST-188 competitors. For example, unlike discrete small molecules, polymers (including the active ingredient in MST-188) are molecularly diverse; that is, polymers contain chemical species with varying structural characteristics. This molecule diversity makes polymers difficult to characterize, both chemically and physically. Without adequately characterizing the active ingredient, and without access to our acceptance criteria for starting material and in-process and release specifications, which we protect as trade secrets, generic and other follow-on manufacturers may be unable to develop products that are equivalent to MST-188 in that manner that regulatory agencies will require. As a result, we believe that generic and other follow-on manufacturers will be required to invest in and take the time to conduct clinical studies to demonstrate the safety and efficacy of their follow-on products. We also are evaluating the use of proprietary analytical standards and bioanalytical assays to further augment our control over product quality, as well as exploring development of our own proprietary process for manufacturing API starting material, which we expect would further enhance our proprietary position around MST-188, without regard to indication.

•	Increases partnering interest in and value of MST-188. We believe that we increase our ability to attract collaborators by pursuing multiple development programs within the MST-188 franchise and, if advantageous, partnering different indications in different jurisdictions. We intend to structure all partnering transactions, whether indication- or product-based and whether regional or global, to ensure that we realize the financial benefit of the development, regulatory and commercial success of MST-188, regardless of the partnered indication, including through milestones, accelerating tiered royalties and, possibly, contingent value rights.

•	Reduces our overall risk profile. Pursuing multiple development programs reduces the risk associated with any one program, assuming MST-188 has an acceptable safety profile in each indication. Importantly, this diversification can be achieved without the costs typically associated with product pipeline expansion. By leveraging the MAST platform to move MST-188 directly into phase 2 studies, we expect to be able to expand into new indications without the time, expense and distraction needed to identify, negotiate and acquire new product candidates.

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

Composition and Hypothesized Mechanism of Action

The active ingredient in MST-188 is poloxamer 188, a nonionic, block copolymer comprised of a central linear chain of hydrophobic polyoxypropylene flanked on both sides by linear hydrophilic polyoxyethylene chains. The activity of MST-188 is not based on specific receptor/ligand binding interactions, which are the mechanistic bases for most drugs. Rather, its “binding” activity and pharmacologic effects are driven by hydrophobic adhesive interactions, driven in part by its hydrophobic core.

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

After intravenous administration, the MST-188 hydrophobic polyoxypropylene core is believed to adhere to hydrophobic domains on cell membranes, which, as described above, become exposed when the membrane is damaged. At sites of adhesion, it physically occupies the available area, minimizing or preventing other hydrophobic adhesive interactions, while displacing water and causing lipid molecules to pack more tightly, effectively “sealing” the damaged area and arresting unchecked transport of ions across the membrane. MST-188 does not bond covalently with the cell membrane and the adhesive interaction is reversible. If phospholipid density is restored, the physical adhesion may be reversed and MST-188 dislodges from the cell membrane and returns to circulation. While MST-188 adheres specifically to hydrophobic domains, these domains may be widespread in sick or injured patients. As a result, MST-188’s activity broadly targets hydrophobic domains, without regard to the cause of the underlying damage, and, as described below, simultaneously may resolve multiple pathophysiologic processes. At the same time, MST-188 has demonstrated little or no affinity for hydrophilic domains and, thus, does not adhere to healthy cells.

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

Clinical Application

We believe the pharmacodynamic properties of MST-188 (cytoprotective, hemorheologic, anti-thrombotic/pro-fibrinolytic, anti-inflammatory) enable it simultaneously to address, or prevent activation of, multiple biochemical pathways that are central to the pathophysiology of a wide range of diseases. The microcirculation is responsible for the delivery of blood through the smallest blood vessels (arterioles and capillaries) embedded within tissues. A healthy endothelium is critical to a functional microcirculation. Without the regular delivery of blood and transfer of oxygen to tissue from the microcirculation, individual cells (in both the endothelium and tissue) are unable to maintain aerobic metabolism and, through a series of complex and interrelated events, eventually die. If the microcirculatory insufficiency continues, the patient will suffer tissue necrosis, organ damage and, eventually, death.

The potential clinical benefit of MST-188 is greatest in diseases where improving microcirculatory insufficiency is central to improving clinical outcomes. This includes a wide range of seemingly unrelated diseases and conditions. Poloxamer 188 has shown effectiveness in experimental models of stroke, heart failure, hemorrhagic shock, muscular dystrophy, bypass surgery, deep hypothermic circulatory arrest, spinal cord injury, amniotic fluid embolism, acute ischemic bowel disease and burns.

Safety

As described above under “Composition and Hypothesized Mechanism of Action,” MST-188 has little or no affinity for undamaged, hydrophilic domains and, thus, has little or no interaction with healthy cells and tissues. In addition, the carbon/oxygen ether bonds that comprise the poloxamer backbone are not susceptible to biologically relevant metabolic pathways in humans. Following administration, essentially all of the drug is recovered, unchanged, in the urine. A small amount is recovered in fecal biliary excretion, presumably following uptake by the reticuloendothelial system. The lack of metabolization and elimination by normal excretion pathways reduces concern over active metabolites driving unintended toxicities.

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

In July 2013, we announced results of our thorough QT/QTc clinical study of MST-188, or the TQT study. The study met its primary endpoint and demonstrated that, based on analysis of electrocardiograms, MST-188 did not have an adverse effect on cardiac repolarization, as measured by prolongation of the QT interval. Sixty four healthy volunteers received MST-188 and it was generally well-tolerated at both therapeutic and supratherapeutic doses. The TQT study was a four-period, four-arm, crossover design, randomized, placebo- and active-controlled clinical trial for the evaluation of the effect of therapeutic and supratherapeutic single-dose MST-188 on the QT/QTc intervals.

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

In the seven clinical studies of purified poloxamer 188 completed to date, including a 255-patient, phase 3 study in sickle cell disease, purified poloxamer 188 was generally well-tolerated. Transient elevations in liver enzymes have been observed, though in each case levels returned to baseline during the follow-up period, except in subjects whose liver enzymes had been elevated at baseline. Importantly, in contrast to the acute renal dysfunction observed with non-purified poloxamer 188, no clinically significant elevations in serum creatinine were observed in patients treated with purified poloxamer 188. The active pharmaceutical ingredient in MST-188 is purified poloxamer 188. In March 2014, we announced that the United States Adopted Names Council had selected “vepoloxamer” as the unique, non-proprietary (generic) name for the API in MST-188, which we had sought to clearly identify it from non-purified poloxamers. In support of our application, we submitted that drug products containing non-purified poloxamers should not be substituted for MST-188 and that confusion between the two could have serious toxicity consequences.

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

The hallmark of the disease is recurring episodes of severe pain commonly known as crisis or vaso-occlusive crisis. Vaso-occlusive crisis occurs when the proportion of sickled cells rises, leading to obstruction of small blood vessels and reduced blood flow to organs and bone marrow. This obstruction results in intense pain and tissue damage, including necrosis (tissue death). The frequency, severity and duration of these acute crises can vary considerably. Frequency may range from infrequent to more than monthly and duration is typically four to five days, but may last a week or longer. Over a lifetime, the accumulated burden of damaged tissue frequently results in the loss of vital organ function and a greatly reduced lifespan. The average age of death of an individual with sickle cell disease is around 45 years.

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

Significant Unmet Need

We estimate that, in the U.S., sickle cell disease results in approximately 100,000 hospitalizations each year. In addition, although the number is difficult to measure, we estimate that the number of untreated vaso-occlusive crisis events is substantial and in the hundreds of thousands in the U.S. each year. If MST-188 is approved and as people with sickle cell disease are made aware of the new therapy, we believe that people who would otherwise suffer through a crisis at home may seek treatment.

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

Ongoing and Planned Clinical Studies

Phase 3 Study; Evaluation of Purified 188 In Crisis (EPIC). In May 2013, we began enrolling subjects in EPIC, a randomized, double-blind, two-arm, placebo-controlled, phase 3 study of MST-188 in patients with sickle cell disease. The primary objective is to demonstrate that MST-188 reduces the duration of vaso-occlusive crisis, with the duration of crisis measured from the time a patient is randomized to the time at which the patient receives the last dose of parenteral opioid analgesic for the treatment of vaso-occlusive crisis prior to hospital discharge. A total of 388 patients, ages four to 65, who have sickle cell disease and are experiencing acute pain typical of vaso-occlusive crisis and require treatment with parenteral opioid analgesia will be enrolled. Using a two-sided alpha of 0.05, the study has approximately 90% power to detect as little as a 16-hour difference between treatment arms and approximately 85% power to detect a 24-hour difference between treatment arms. Secondary endpoints will compare the rate of re-hospitalization for vaso-occlusive crisis within 14 days of initial discharge from the hospital and the occurrence of acute chest syndrome within 120 hours of randomization. The study will enroll subjects from approximately 40 sites in the U.S. and approximately 30 sites outside the U.S. By the end of 2013, we had opened 40 sites in the U.S. and overall study enrollment for the first six months was consistent with internal projections. In the first quarter of 2014, we opened our first clinical sites outside of the U.S. and we expect to have approximately 25 sites open in foreign jurisdictions by the end of 2014. While predicting the rate of enrollment in any clinical study, including EPIC, is subject to a number of assumptions and the actual enrollment rate may differ materially from our estimates, we expect to complete enrollment of EPIC by the end of 2015.

EPIC Sub-Study. It is generally believed that the long-term morbidity and mortality associated with sickle cell disease is the consequence of a lifetime of repeated vaso-occlusive events and the ensuing ischemia and end-organ damage. In fact, organ failure is the leading cause of premature death in adults with sickle cell disease. MST-188’s hemorheologic and cytoprotective effects can be expected to improve tissue oxygenation, shorten the duration of vaso-occlusive crisis and limit cumulative tissue damage, end-organ dysfunction and failure. While it is impractical to conduct multi-decade, interventional studies to evaluate the ability of an agent to improve long-term outcomes in sickle cell patients, it is possible to measure the effect of an agent on tissue ischemia, which is widely accepted as the physiologic basis for organ damage in sickle cell disease. In a sub-study within EPIC, we plan to investigate and quantify the effect of MST-188 on microvascular blood flow, indirectly measured by tissue oxygenation using a non-invasive method, and evaluate the relationship between tissue oxygenation and clinical outcomes, such as the duration of vaso-occlusive crisis. Approximately 30 patients who are concurrently randomized in EPIC will be enrolled in this sub-study. We submitted the protocol for the sub-study to the FDA in 2013 and plan to initiate it during the second quarter of 2014.

Prior-Sponsor Studies in Sickle Cell Disease

Phase 3 Study in Vaso-Occlusive Crisis (Study C97-1248). A phase 3, multicenter, randomized, double-blind, placebo-controlled study of MST-188 enrolled 255 patients with sickle cell disease experiencing vaso-occlusive crisis. Signs of efficacy were observed in the primary endpoint, duration of crisis, but it did not reach statistical significance. An 8-hour decrease in the duration of crisis (approximately 132 hours in the MST-188 group compared to approximately 140 hours in the control group (p=0.072)) was observed in the intent-to-treat population (n=249). Notably, post hoc analyses identified a statistically significant and greater treatment effect in patients under 16 years of age. Among patients under 16 years of age (n=73), there was a 21.6-hour decrease in the duration of vaso-occlusive crisis in the MST-188 group compared to the placebo group (p=0.010).

A potentially significant limitation of Study C97-1248 is that it did not follow subjects until hospital discharge; rather, subjects were followed for 168 hours from randomization and any subject whose crisis had not resolved by 168 hours was, for purposes of determining that patient’s duration of crisis, attributed a duration of exactly 168 hours. This truncation had a potentially significant effect on the duration of crisis reported in Study C97-1248, particularly because a substantial number of subjects did not achieve crisis resolution within 168 hours. However, a “responder’s analysis,” which analyzes the proportion of subjects who had achieved crisis resolution at 168 hours (without attribution), would not be affected by this truncation and may provide a more accurate picture of the MST-188 treatment effect in this setting. In a post-hoc responder’s analysis, in the intent-to-treat population (n=249), over 50% of subjects receiving MST-188 achieved crisis resolution within 168 hours, compared to 37% in the control group (p=0.02). Likewise, in the under-16 age group, over 60% of the MST-188 group achieved crisis resolution within 168 hours, compared to under 28% of the control group (p=0.009).

Notably, Study C97-1248 was the first large, interventional clinical trial in sickle cell disease. We believe features of the study’s design and the study enrolling fewer than the originally-planned number of patients, which was 350 patients, may have further diluted the treatment effect observed in the study, or its significance. In addition to eliminating arbitrary observation periods (e.g., 168 hours), which will allow us to minimize the truncation effect described above, other lessons that we learned from Study C97-1248 include: simplifying the primary endpoint to minimize protocol violations and “left censored” data; avoiding subjective endpoints, which increase variability; standardizing pain management practices across study sites; increasing homogeneity in terms of cumulative disease burden; and controlling the duration of crisis prior to randomization.

In terms of safety, no clinically significant differences in the overall incidence of adverse events or adverse events defined as serious were observed between the MST-188 and placebo groups. Notably, there were no clinically significant changes in renal function following treatment with MST-188 compared to placebo. The MST-188 arm was associated with transient elevations of liver enzymes (total and direct bilirubin, AST (aspartate aminotransferase), and ALT (alanine aminotransferase)), each of which returned to its respective baseline level by the day-35 follow-up visit, except in patients whose liver enzymes had been elevated at baseline. Adverse events with a greater than 5% increased incidence in the MST-188 group compared to the placebo group and their incidences for MST-188 and placebo patients, respectively, were as follows: bilirubinemia direct (54% vs. 37%), bilirubinemia (21% vs. 13%), ALT increased (12% vs. 2%), thrombocytopenia (25% vs. 16%), nausea (41% vs. 34%), vomiting (36% vs. 28%), weight loss (28% vs. 15%), and urticaria (6% vs. 0%). Serious adverse events were reported for 23% and 22% of the patients in the MST-188 and placebo groups, respectively. Six patients in the MST-188 group discontinued treatment due to adverse events that included fever, bilirubinemia, tachycardia, pruritus, anemia, embolus, thrombocytopenia, acute chest syndrome, hypoxia, and dyspepsia. One patient in the MST-188 group died due to cardiopulmonary arrest, which was considered secondary to a fat embolism based on autopsy. The study investigator believed the underlying cause of death was due to sickle cell disease and not to treatment with MST-188.

Phase 1 Study in Vaso-Occlusive Crisis (Study C96-1237). A phase 1, multicenter study was conducted to evaluate the safety and pharmacokinetics of MST-188 in patients with sickle cell disease experiencing vaso-occlusive crisis. The study enrolled 17 adults (ages 19 and older) and 15 received study drug but two discontinued prior to completing the full dose due to breakthrough crisis pain and a problem with the IV line administration, respectively. The most common adverse events (incidence >20%) were vomiting, nausea, headache, bilirubinemia, fever, anemia, and abdominal pain. Serious adverse events were reported in six patients. The serious adverse events experienced by five of the six patients were considered unrelated to study drug. The serious adverse events experienced by the sixth patient were nausea, vomiting, and abdominal pain that were considered possibly related to study drug. No clinically significant changes in renal function were observed.

Repeat Exposure Study in Vaso-Occlusive Crisis (Study C97-1273). An open-label, multicenter study was conducted to evaluate the safety of repeat exposure of MST-188 in patients with sickle cell disease experiencing vaso-occlusive crisis. The study enrolled 28 patients, 16 of whom were children (ages 18 and younger). MST-188 was administered as a treatment for up to six episodes of vaso-occlusive crisis occurring within a period of one year from enrollment. Seventeen patients received two or more exposures and one patient received six exposures. The most common adverse events (incidence >20%) were fever, pruritis, bilirubinemia direct, constipation, nausea, vomiting, tachycardia, abdominal pain, headache, thrombocytopenia, ALT increase, urine abnormality, jaundice, and dyspnea. Serious adverse events were reported in five patients. Only one patient experienced serious adverse events considered to be related to treatment with study drug (increased AST and ALT). One study patient died sixteen days after the completion of treatment. The cause of this patient’s death is not known, but the study investigator attributed it to sickle cell disease and considered it to be unrelated to study treatment. Two other subjects discontinued treatment due to adverse events. No clinically significant changes in renal function were observed.

Acute Chest Syndrome (Study C97-1243). A dose-escalating, multicenter study was conducted to evaluate the safety and pharmacokinetics of MST-188 in patients with sickle cell disease experiencing acute chest syndrome. The study enrolled 43 patients who were under 65 years of age and 42 received study drug. The median age of the patients was 19 years (range of one to 38 years). Patients were randomized to one of five dose groups and MST-188 was administered as a continuous, two-stage, intravenous infusion over 24 hours. All patients received a loading dose of 200 mg/kg given over one hour, followed by one of the following maintenance doses given over 23 hours: 40 mg/kg/hr, 60 mg/kg/hr, 80 mg/kg/hr, 100 mg/kg/hr or 120 mg/kg/hr. Secretory phospholipase A2 (sPLA2) was measured as an efficacy biomarker. sPLA2 has been shown in clinical studies to correlate with the onset and resolution of acute chest syndrome. Among the 34 patients who had elevated sPLA2 levels at baseline, levels returned to steady-state levels by the end of the 24-hour infusion period and remained at steady-state through follow-up. All doses appeared equally effective.

Notably, while the mean duration of hospitalization in a 538-subject, 30-center study of patients with sickle cell disease experiencing acute chest syndrome published in the New England Journal of Medicine (2000) was 12.8 days for patients older than 19 years (n=128) and 9.9 days for patients 19 years and younger (n=409), in Study C97-1243, the mean duration of hospitalization of patients older than 19 years (n=14) was 7.2 days for patients in the low dose groups (maintenance doses of 40, 60 or 80 mg/kg/hr, n=10) and 6.3 days for patients in the high dose groups (maintenance doses of 100 or 120 mg/kg/hr, n=4) and the mean duration of hospitalization of patients 19 years and younger (n=27) was 7.9 days for patients in the low dose groups (n=20) and 4.1 days for patients in the high dose groups (n=7).

In terms of safety, MST-188 was generally well-tolerated at all dose levels. The most common adverse events (incidence of >20%) were fever, pain, tachycardia, constipation, vomiting, bilirubinemia, bilirubinemia-direct, weight loss and rhinitis. Serious adverse events were reported in eight patients (19%), and two patients had serious adverse events considered related to study treatment (abnormal gait, bilirubinemia and bilirubinemia-direct), but no patients discontinued treatment due to adverse events. One patient died during the study due to acute respiratory distress syndrome. That patient had a cardiac arrest and was resuscitated, but developed acute respiratory distress syndrome and died on day 8 post-treatment. The study investigator considered the patient’s death unlikely to be attributable to the study drug. Importantly, results from the renal function test did not reveal any pattern or dose-related effects suggestive of renal dysfunction across the range of doses studied.

Phase 2 Study of Non-Purified P188 in Vaso-Occlusive Crisis (Study 005). Prior to development of purified poloxamer 188, non-purified poloxamer 188 was evaluated in a phase 1 study in patients with sickle cell disease (n=7) (Study 02) and a randomized, double-blind, placebo-controlled, multicenter phase 2 study in patients with sickle cell disease experiencing vaso-occlusive crisis (Study 005). Study 005 enrolled 50 patients ages 15 and older, with 28 randomized to receive non-purified poloxamer 188 and 22 to receive placebo. Study medication was administered as a continuous, two-stage, intravenous infusion over 48 hours. In the efficacy analyses, three subgroups of patients were considered: subgroup 1 (n=49) was the intent-to-treat population, subgroup 2 (n=45) excluded patients with a study drug infusion duration of less than 24 hours, and subgroup 3 (n=31) excluded patients who did not receive the full dose of study drug or for whom the end-of-painful episode time was estimated. Safety data were analyzed in all 50 patients. The primary endpoint in Study 005 was duration of crisis and secondary endpoints were pain intensity, total analgesic use, and days of hospitalization. Median duration of crisis was reduced in the non-purified poloxamer 188 group compared to the control group by 13 hours in subgroup 1 (67 vs 80 hours, p=0.147), by 28 hours in subgroup 2 (60 vs 88 hours, p=0.097), and by 36 hours in subgroup 3 (44 vs 80 hours, p=0.020). Duration of hospitalization was reduced in the non-purified poloxamer 188 group compared to the control group by one day in subgroup 1 (5 vs 6 days, p=0.298), by two days in subgroup 2 (5 vs 7 days, p=0.261), and by two days in subgroup 3 (5 vs 7 days, p=0.145). Total analgesic use (measured by morphine equivalent units, or MEU) was reduced in the non-purified poloxamer 188 group compared to the control group by 102 mg in subgroup 1 (median MEU of 57 mg vs 159 mg, p=0.055), by 120 mg in subgroup 2 (median MEU of 49 mg vs 169 mg, p=0.037), and by 111 mg in subgroup 3 (median MEU of 34 mg vs 145 mg, p=0.014). Parenteral analgesic use was reduced in the non-purified poloxamer 188 group compared to the control group by 102 mg in subgroup 1 (median MEU of 47 mg vs 149 mg, p=0.075), by 110 mg in subgroup 2 (median MEU of 40 mg vs 150 mg, p=0.048), and by 106 mg in subgroup 3 (median MEU of 27 mg vs 133 mg, p=0.014).

In terms of safety, non-purified poloxamer 188 was generally well-tolerated. Adverse events were similar in both groups and most were either mild or moderate in intensity. The most common adverse events (incidence >5%) were headache, nausea, injection site pain, abdominal pain, vomiting and constipation. One adverse event was considered serious and attributable to study medication – a subject in the non-purified poloxamer 188 with mild underlying renal dysfunction (baseline creatinine 1.5 mg/dL) had a transient increase in serum creatinine concentration during infusion (peak concentration = 2.7 mg/dL). No treatment was required and his creatinine returned to baseline by the time of the follow-up assessment.

Arterial Disease – MST-188 as Adjunctive Therapy to Thrombolytics for Acute Complications

Introduction

As discussed more fully below, data from experimental models and clinical studies demonstrate the potential of MST-188 to improve outcomes in patients experiencing complications of arterial disease. For these indications, we believe MST-188 may be useful as a stand-alone agent or as an adjunct to thrombolytics. We plan first to demonstrate its potential in acute limb ischemia, or ALI, a complication of peripheral arterial disease and an advanced form of atherosclerosis. Ultimately, we plan to leverage the clinical data generated in ALI studies to find a partner to develop MST-188 in other market segments within arterial disease, such as thrombotic stroke.

Overview

Arterial disease resulting from atherosclerotic and thromboembolic processes is associated with significant morbidity and mortality. It is a common circulatory problem in which plaque-obstructed arteries reduce the flow of blood to tissues. Atherosclerosis occurs with advanced age, smoking, hypertension, diabetes and dyslipidemia.

Arterial disease resulting in obstruction of blood flow to the brain can cause ischemic cerebrovascular infarction, or stroke, while arterial disease resulting in obstruction of blood flow to the heart can cause myocardial infarction, or heart attack. Peripheral arterial disease, or PAD, refers to disease affecting arteries outside the brain and heart and often refers to blockage of arteries in the lower extremities. Progression of PAD is associated with ongoing obstruction, or occlusion, of the peripheral arteries, which can occur slowly over time or may lead to a sudden, acute occlusion.

Acute limb ischemia is a sudden decrease in perfusion of a limb, typically in the legs, that often threatens viability of the limb. A patient is considered to have ALI when the symptoms develop suddenly and the patient presents for treatment within 14 days after symptom onset. Critical limb ischemia, or CLI, occurs after chronic and severe lack of blood flow to an artery that leads to leg pain while resting, ulcers and gangrene. In contrast to CLI, in which collateral blood vessels may circumvent an occluded artery, ALI rapidly threatens limb viability because there is insufficient time for new blood-vessel growth to compensate for loss of perfusion.

Timely restoration of blood flow is central to the treatment of acute events associated with arterial disease. A well-known adage in this field is “time is tissue.” Timely restoration of blood flow is particularly critical for stroke patients as brain damage is a rapid, progressive process. In a typical large-vessel acute ischemic stroke, 1.9 million neurons may be lost each minute. However, brain cells in the “ischemic penumbra,” areas that have been denied oxygen but that remain metabolically active, may be salvageable with timely reperfusion.

Significant Unmet Need

There are an estimated 8 to 12 million people with PAD in the United States. This prevalence is expected to increase, not only in the U.S., but throughout the world, as the population ages, cigarette smoking persists, and the prevalence of diabetes mellitus and obesity grows. Acute limb ischemia is an orphan disease within PAD with significant unmet needs. Sudden occlusion of a major artery in the leg is associated with significant morbidity and mortality. In the U.S., there were approximately 18,000 hospital admissions for ALI in 2011, and the in-hospital mortality rate has not changed significantly since the late 1990s. Only 50% of patients hospitalized for ALI have a routine discharge and more than 25% of hospitalized patients require care in a nursing home or rehabilitation center after discharge.

Current treatments for acute complications of arterial disease focus on dissolution of the blood clots and improving blood flow in large arteries. The principal goal is to restore blood flow and tissue perfusion as rapidly as possible because rapid restoration of tissue perfusion is critical to regaining clinical function. Treatment options for ALI include revascularization with thrombolytics, endovascular treatment, open surgery, or various combinations of these approaches. However, current treatment options are considered suboptimal.

Recombinant tissue plasminogen activator (rt-PA) is FDA-approved and indicated for the management of acute myocardial infarction, acute ischemic stroke and acute pulmonary embolism. No thrombolytics, including rt-PA, have been approved for the treatment of ALI. Despite lack of specific approval, the preferred current treatment for patients with ALI, for whom thrombolytic therapy is not contraindicated, is catheter-directed thrombolysis, and the use of rt-PA as an intra-arterial thrombolytic treatment for ALI is part of routine clinical practice and recommended by international and national scientific vascular surgeon associations in their guidelines. However, in ALI patients, arterial reperfusion with thrombolytics is slow. Moreover, major hemorrhagic complications are frequent, both locally at the site of catheter insertion and distant. While lowering the dose of the thrombolytic agent may decrease the risk of bleeding, albeit at the cost of slower reperfusion, the risk of major bleeding is associated with the duration of thrombolytic administration, offsetting the potential safety benefits of lower dose therapy. Consequently, new pharmacologic therapies that can achieve more rapid thrombolysis and arterial reperfusion with less risk of bleeding complications represent an area of significant medical need.

While ALI is an orphan disease, stroke is the fourth leading cause of death in the U.S. and a leading cause of serious long-term disability and over 85% of all strokes are ischemic strokes. Treatment options for stroke are similar to those for ALI, except that surgical intervention is less viable in stroke due to proximity of the occluded artery to the brain, making intravenous or intra-arterial thrombolytic therapy the dominant treatment modalities. Recombinant t-PA is approved for acute ischemic stroke; however, in stroke patients, due to bleeding risks, rt-PA should not be administered until intracranial hemorrhage has been excluded by a cranial computerized tomography, or CT, scan, which can delay treatment. At the same time, rt-PA has not demonstrated improved outcomes for stroke patients if administered more than three hours after onset of stroke symptoms.

While current therapies target large vessel reperfusion, reperfusion of large vessels alone may not be adequate to prevent tissue loss. Further, the reintroduction of blood flow can initiate reactive hyperemia, leading to reperfusion injury. Reperfusion injury is the paradoxical damage to tissues caused by the restoration of blood flow following a period of ischemia. It is believed to result from activation of inflammatory and oxidative processes upon ischemia-injured cells. Existing treatments are not targeted to treat reperfusion injury and are suboptimal at limiting it. Many patients also suffer re-thrombosis/re-stenosis, in which new clots form in a previously treated blood vessel. An adjunctive agent that improves blood flow in the microcirculation, where the majority of oxygen and nutrient transport occurs, and limits reperfusion injury may globally improve thrombolytic outcomes.

There is a significant need for a pharmacologic agent that enhances thrombolysis. We believe the mechanistic activities of MST-188, which facilitate thrombolysis and inhibit reperfusion injury and re-occlusion, have potential to increase the speed of thrombolysis. In addition, MST-188’s cytoprotective properties may reduce reperfusion injury, with the potential to limit tissue necrosis. Further, improved microvascular flow and distal tissue reperfusion has the potential to reduce untoward events from the no-reflow phenomenon, relieving persistent tissue ischemia despite restoration of large vessel patency. Additionally, because the risk of hemorrhagic complications from thrombolytics is associated with the duration of infusion, more rapid thrombolysis has the potential to decrease the risk of bleeding.

Nonclinical Data

MST-188’s utility as an adjunct to thrombolytics has been demonstrated in experimental studies, as discussed below.

Effect on thrombolysis, blood flow and re-thrombosis/re-stenosis

To assess whether poloxamer 188 accelerates the time required to achieve thrombolysis the extent of blood flow following thrombolysis and the time to and incidence of re-thrombosis, it was evaluated in an experimental femoral artery thrombolysis model. Tissue plasminogen activator, or t-PA, was administered either in combination with saline (control) or poloxamer 188. The time to restoration of flow, or reperfusion, and the extent of flow following reperfusion were measured using a calibrated electromagnetic flow probe. Treatment with poloxamer 188 resulted in a 38% shorter time-to-reperfusion, compared to t-PA plus saline (26 ± 3 minutes v. 42 ± 6 minutes, respectively) (p<0.04). Blood flow following reperfusion was also significantly increased (by 28%) over t-PA plus saline (p<0.02) and the time to re-occlusion was also significantly prolonged (50 ± 13 min vs. 22 ± 2 min) (p<0.04).

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

Effect on re-thrombosis/re-stenosis

Poloxamer 188 was evaluated for its effect on acute thrombosis in a model of experimental angioplasty and stent placement. Specifically, this model measured the extent of artery occlusion following placement of a coiled wire stent under excessive angioplasty pressure. Control treatment (saline plus heparin) resulted in average occlusion of about 63%. Test treatment (poloxamer 188 plus heparin) resulted in significantly less occlusion (mean of about 13%) (p=0.001).

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

Effect on blood flow in experimental ischemic stroke

The effect of poloxamer 188 on cerebral artery blood flow was measured over four hours following experimentally induced complete occlusion. Blood flow was measured using a well-established hydrogen wash-out technique. Poloxamer 188, but not placebo, increased blood flow by an average of 121% in areas with severe or moderate ischemia, but had little effect in areas with mild or no ischemia. These observations suggest poloxamer 188 improves flow in ischemic tissues without “stealing” flow from non-ischemic tissues. The overall difference in blood flow between poloxamer 188 and placebo at four hours following occlusion was statistically significant (p = 0.001).

Clinical Data

Clinical trials directly evaluating the effect of MST-188 on clinical outcomes in ALI or stroke have not been conducted. However, its synergy with thrombolytics and its pharmacological effects on arterial and microvascular blood flow and reperfusion injury have been observed in studies of poloxamer 188 in patients with acute myocardial infarction and sickle cell disease. We believe these previously observed effects have potential to translate into clinically meaningful benefits in ALI, stroke and other conditions where thrombolytics are indicated or useful.

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

The effect of MST-188 on microvascular blood flow was evaluated in a randomized, double-blind, placebo-controlled sub-study conducted as part of Study C97-1248 (described above). Nine patients with sickle cell disease who were hospitalized for vaso-occlusive crisis were studied to objectively, longitudinally and quantitatively investigate the in vivo effects of MST-188 on real-time microcirculation in the bulbar conjunctiva during vaso-occlusive crisis. Subjects were randomly assigned to receive MST-188 (test) or placebo (control). Following treatment, compared to control, all four patients treated with MST-188 showed significant improvement in red blood cell velocity at both approximately two hours (p=0.001) and at seven hours (p=0.000032) after initiation of treatment. For the MST-188 subjects, the velocity values observed at seven hours after initiation of treatment were similar to historical steady-state (non-crisis) values for sickle cell patients.

Planned Development

Acute Limb Ischemia

In March 2014, we initiated a phase 2, randomized, double-blind, placebo-controlled, multi-center, clinical proof-of-concept study to evaluate the safety and efficacy of MST-188 in combination with rt-PA in patients with ALI. The study will enroll approximately 60 patients with Rutherford Category IIa and IIb acute lower limb ischemia receiving catheter-directed rt-PA and compare a high dose and low dose of MST-188 against rt-PA alone. We plan to conduct the study at approximately 15 sites within and outside the U.S. The primary objectives of the study will be to evaluate the safety and efficacy of MST-188 in combination with rt-PA and whether MST-188 results in more rapid thrombolysis and tissue perfusion. The secondary objectives will be to assess the clinically-meaningful benefit of MST-188 in combination with rt-PA by measures such as duration of thrombolytic therapy, amputation-free survival, target limb re-interventions, and the need for endovascular or open surgical re-interventions. These objectives will be measured through up to 90 days of follow-up. We expect the study will take approximately 18 months to enroll.

Thrombotic Stroke

Although we currently are focused on ALI, there may be substantial growth opportunities for MST-188 within arterial disease, such as stroke. We believe that, based on the similar pathophysiology of atherosclerotic arterial disease (plaque-obstructed arteries reducing the flow of blood to tissue), an agent that is effective in one form of occlusive arterial disease also may be effective in its other manifestations. Our strategy in arterial disease is first to demonstrate the utility of MST-188 in patients with ALI, where we believe the potential to demonstrate a treatment effect is greatest. However, in parallel, we plan to conduct a nonclinical study in an experimental model of thrombotic stroke to evaluate MST-188’s potential to improve the therapeutic effect of rt-PA and expand the window in which it is effective and we expect to initiate that study during the second quarter of 2014. If, in a nonclinical model, MST-188 increases the therapeutic benefits of rt-PA, and, if our phase 2 clinical study in ALI demonstrates that MST-188 accelerates time-to-reperfusion, we believe there will be interest from potential partners to develop MST-188 in stroke.

Heart Failure

Overview

Heart failure is a chronic, progressive condition in which heart muscle is unable to pump sufficient blood to meet the body’s needs. A healthy heart pumps blood continuously through the circulatory system to deliver oxygen- and nutrient-rich blood to the body’s cells and enable normal functioning. However, a variety of diseases and conditions can weaken the heart and reduce its ability to deliver an adequate blood supply.

Common causes of heart failure include: coronary artery disease, such as atherosclerosis, in which cholesterol and fatty deposits build up in the heart’s arteries, limiting blood from reaching heart muscle; myocardial infarction, or heart attack, in which arteries that supply blood to heart muscle are blocked, resulting in death of heart muscle tissue and weakening of the heart’s ability to pump blood; and hypertension, or high blood pressure, which causes the heart to pump harder (to overcome increased resistance) to keep blood circulating, which causes the heart’s chambers to enlarge and weaken.

The body employs various “compensatory” mechanisms to assist a failing heart and overcome factors that otherwise may cause symptoms. The heart may enlarge or develop more mass (pathologic hypertrophy) or pump faster (chronotropic response), all of which increase the heart’s ability to pump blood, at least initially. The body may respond by narrowing blood vessels (vasoconstriction), which maintains blood pressure and offsets the heart’s loss of pumping power, but which also puts additional strain on the heart. The body also may divert blood away from less important tissues and organs to maintain flow to the heart and brain. Ultimately, however, if the underlying strain on the heart is not resolved, these compensatory mechanisms will exacerbate the underlying problem and begin to fail. “Decompensation,” or acute decompensation, describes the condition when these compensatory mechanisms fail.

Symptoms of heart failure include shortness of breath, persistent coughing or wheezing, edema (buildup of excess fluid in body tissues), fatigue, lack of appetite or nausea, impaired thinking and increased heart rate. Everyday activities such as walking, climbing stairs or carrying groceries can become difficult. When blood returning to the heart through veins backs-up due to the heart’s decreased ability to pump blood, fluid may accumulate and cause congestion in the body’s tissues (often referred to as “congestive” heart failure). Fluid accumulation in the lungs (pulmonary edema) can interfere with breathing, causing shortness of breath, and often results in hospitalization. Left untreated, pulmonary edema may cause respiratory distress.

Significant Unmet Need

It’s estimated that more than 20 million individuals worldwide, including five to six million in the U.S., suffer from heart failure, which is the most common diagnosis for hospital admission in the U.S. for patients over age 65. The American Heart Association estimates that total medical costs of heart failure in the U.S. will increase from approximately $21 billion in 2012 to approximately $53 billion in 2030, with the majority (80%) of such costs related to hospitalization.

Most existing therapies target indirect methods that reduce the workload on the heart, but may not directly improve heart function. For example, ACE inhibitors widen blood vessels (vasodilation) to lower blood pressure and reduce the resistance against which the heart must pump. However, they do not directly improve the heart’s ability to contract normally. These indirect approaches provide short-term symptomatic relief, but there remains an urgent need for new therapies, as evidenced by the more than one million hospitalizations each year in the U.S. with a primary diagnosis of heart failure. Further, Medicare patients hospitalized for heart failure have estimated 30-day readmission and mortality rates of approximately 27% and 11%, respectively.

MST-188 may offer a new mechanistic approach for treating heart failure that improves heart function directly through its membrane-sealing activity and indirectly through its hemorheologic activity. In a failing heart, it is thought that dysfunctional cardiac cell membranes contribute to loss of cardiac function due to unregulated entry of calcium into cells. MST-188’s membrane-sealing activity may help restore weakened cardiac cell membranes, thus minimizing calcium overload injury and directly improving heart contractility and function. MST-188’s hemorheologic activity may minimize the heart’s workload by reducing blood viscosity and improving microvascular blood flow and oxygen delivery within the heart. If MST-188 can alter the trajectory of heart failure as a result of decompensation, whether by preserving heart tissue or decreasing cardiac workload, it has the potential to minimize organ damage and improve outcomes, such as hospital readmission and survival.

Nonclinical Proof-of-Concept Study

To investigate the utility of MST-188 as a treatment for heart failure, we conducted a randomized, placebo-controlled, nonclinical study of MST-188 in a well-established experimental model of chronic heart failure. A single dose of MST-188 (low or high dose) or placebo was administered over two hours. Hemodynamic, ventriculographic, echocardiographic and electrocardiographic measurements were taken at baseline (prior to study drug administration) and at the following time-points after the start of study drug administration: 2 hours (end of administration), 24 hours, 1 week and 2 weeks. Peripheral venous blood samples were obtained at the same time-points. The study was conducted under the supervision of Dr. Hani N. Sabbah at Henry Ford Health System, a Michigan non-profit corporation. The improvements described below were calculated as the difference between baseline and mean values of each study group at each time-point using a one-way analysis of variance, with p<0.05 considered significant.

The study demonstrated that a single, two-hour infusion of MST-188 improved left ventricular systolic function that was significant immediately (at the end of MST-188 administration) and remained significant at one week (and, in some cases, at two weeks) after MST-188 administration. In particular, MST-188 demonstrated a statistically significant improvement in left ventricular ejection fraction, end-systolic volume, stroke volume and cardiac output.

In addition, MST-188 resulted in statistically significant and progressive reductions in troponin-I, at both one week and two weeks after MST-188 administration. Specifically, at two weeks post-administration, compared to baseline values, mean reduction (improvement) in troponin was 46.7% for low-dose MST-188 and 48.8% for high-dose MST-188. In contrast, in the control group, troponin increased 7.7%. Troponin is an intracellular protein that is released from cardiomyocytes (heart muscle cells) following injury to and/or death of these cells. In patients with heart failure, elevated troponin levels have been associated with more severe disease and a worse clinical prognosis. A recent study confirmed that increasing troponin during hospital stay is associated with increased 180-day all-cause mortality and hypothesized that preventing myocardial damage, as evidenced by reduced levels of troponin, might favorably influence survival.

MST-188 also resulted in statistically significant and progressive reductions in plasma N-terminal pro-brain natriuretic peptide (NT-proBNP), at both one week and two weeks after MST-188 administration. Specifically, at two weeks post-administration, compared to baseline values, mean reduction (improvement) in NT-proBNP was 54.5% for low-dose MST-188 and 61.4% for high-dose MST-188. In contrast, in the control group, NT-proBNP increased 3.5%. NT-proBNP is released from the heart during periods of increased cardiac wall stress, typically as a result of the increased fluid volumes that are common in heart failure. Studies have associated persistently elevated natriuretic peptide concentrations during hospital stay with poor prognosis. A recent study found that higher NT-proBNP levels are associated with increased 180-day all-cause mortality.

Based on these data, we believe MST-188 may provide a novel mechanistic approach to the treatment of heart failure. Importantly, data from this nonclinical study are consistent with prior studies showing MST-188 directly improved cardiac function without increasing cardiac energy requirements, a critical requirement for any new therapeutic designed to directly improve a failing heart.

Planned Development

Since we announced the data from our nonclinical proof-of-concept study in January 2014, we have met with, and we continue to meet with, experts in heart failure to discuss the results and various development strategies for MST-188 in heart failure. With their input, we are formulating a clinical development plan in this indication. We expect to submit an IND covering the use of MST-188 in heart failure to FDA in the summer of 2014. If FDA feedback is positive, we expect to initiate a phase 2, dose-finding, clinical study of MST-188 in patients with heart failure in the first half of 2015. However, FDA may have questions regarding our clinical development plans or request additional information that alters our plans and/or delays expected timing. Even if FDA feedback is positive, we may elect to delay initiation of clinical studies as we finalize manufacturing-related activities that we believe will enhance our proprietary position around MST-188. While we do not believe that contemplated changes will require additional preclinical activities, FDA may request or require such activities prior to initiating clinical studies.

Resuscitation Following Major Trauma

Introduction

As discussed more fully below, MST-188 has improved survival in numerous nonclinical studies in hemorrhagic shock, and we believe it has potential as a resuscitation fluid to improve outcomes for patients who experience shock following major trauma. However, based on our current focus on sickle cell disease, acute limb ischemia and heart failure, it is unlikely we would initiate a clinical study in this indication without funding from the U.S. government or some other third-party collaborator.

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

A study published in Resuscitation (June 2011) and funded by the Defense Advanced Research Projects Agency (DARPA) Surviving Blood Loss (SBL) program, which we refer to as the DARPA Study, evaluated MST-188 in a severe hemorrhage model developed specifically for evaluating low volume resuscitation products as part of the DARPA SBL program. MST-188 significantly improved median survival time after severe controlled hemorrhage, compared to control (p=0.0186). The DARPA Study also evaluated thrombelastography, or TEG, a measure of the efficiency of blood coagulation. Results from the DARPA Study suggested that MST-188 caused TEG abnormalities consistent with an anti-coagulant effect. Thus, while the survival results were positive and consistent with prior studies, the study investigators were uncertain as to the utility of MST-188 in uncontrolled hemorrhage due to its potentially negative effect on coagulation, based on the TEG results, and recommended additional experiments to determine the physiological significance of the TEG results.

Planned Development and Other Activities

In 2013, we met with personnel from the U.S. Department of Defense to discuss potential collaboration for development of MST-188 as a resuscitation fluid following major trauma. Based on feedback from that meeting, during the second half of 2014, we plan to conduct a nonclinical study of MST-188 in an experimental model of trauma to evaluate whether MST-188 adversely affects hemostasis following trauma, among other things. If the results are positive, the U.S. government may have renewed interest in developing MST-188 as a therapy in major trauma.

AIR001

Pursuant to an agreement and plan of merger, in February 2014, Aires Pharmaceuticals, Inc., formerly a privately-held Delaware corporation, became a wholly-owned subsidiary of ours. Aires’ lead product candidate is AIR001 (sodium nitrite) inhalation solution. AIR001, also known as Aironite®, is an 80 mg/mL solution of sodium nitrite in a sterile phosphate buffer solution for nebulization. Nitrite is a physiological signaling molecule with roles in intravascular endocrine nitric oxide (NO) production, hypoxic vasodilation, signaling, and cytoprotection after ischemia-reperfusion. Nitrite serves as the largest physiologic reservoir of NO and can be converted to NO independent of nitric oxide synthase (NOS) activity. Nitrite mediated NO formation has been shown to have multiple vasoprotective characteristics, including inhibition of endothelial cell apoptosis, inhibition of platelet aggregation and adhesion, inhibition of leukocyte chemotaxis, and inhibition of smooth muscle cell proliferation and migration. Results of nitrite use in monocrotoline and hypoxic animal models of pulmonary hypertension have demonstrated improved remodeling both in the pulmonary vasculature and right ventricle. In addition, recent nonclinical studies demonstrated that nitrite can stimulate mitochondrial biogenesis and mitochondrial fusion and decrease mitochondrial oxygen consumption through a mechanism distinct from that of NO, which may have utility in treating heart failure.

Prior to the acquisition, clinical development of AIR001 had been focused primarily on WHO Group 1 pulmonary hypertension (PH), or pulmonary arterial hypertension (PAH), a progressive, life-threatening disorder characterized by abnormally high blood pressure (hypertension) in the pulmonary arteries, the blood vessels that carry blood from the heart to the lungs. The increased pressure occurs when the small arteries of the lung become abnormally narrow in diameter, increasing the resistance to blood flow through the lungs, which strains the right ventricle of the heart as it tries to pump blood through the narrowed arteries. Although pharmaceutical treatments can control symptoms of PAH, which include shortness of breath, excessive fatigue, dizziness and fainting, none are curative and cardiac performance diminishes over time resulting in heart failure and death. AIR001 has orphan designation status in the U.S. and European Union for the treatment of PAH. Aires had been enrolling two phase 2 studies of AIR001 in PAH. However, before entering into the merger agreement with us, due to capital constraints, Aires had terminated enrollment and had begun the process of closing those studies. Currently, Aires is continuing the closing process for those studies. Though the PAH studies did not complete enrollment, we expect data from patients who completed the protocol-specified 16 weeks of treatment (approximately 20 subjects) in the third quarter of 2014.

Over the next several months we will analyze data from the phase 2 PAH studies and continue to meet with clinical and regulatory experts in PH and heart failure to determine the optimal development strategy for AIR001, which we expect to announce later this year. We plan to support the expansion of an ongoing, phase 2a study of AIR001 sponsored by the University of Pittsburgh to evaluate whether AIR001 can reduce pulmonary vascular resistance, pulmonary capillary wedge pressure and right arterial pressure while improving hemodynamic parameters, including right ventricular function, in patients with PH associated with heart failure (WHO Group 2 PH). That study currently is evaluating whether AIR001 can improve hemodynamics in patients with WHO Group 1 and WHO Group 3 PH. Data from the study could be available as early as summer 2015. In addition, we are aware of other planned investigator-sponsored clinical studies of AIR001 in WHO Group 2 PH patients and we may determine to provide some level of support to those studies, the data from which could help inform our development strategy.

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

For MST-188 clinical trial material, we have entered into supply agreements with Pierre Fabre Médicament (PFM) and Patheon Inc. for API and finished drug product, respectively. There are a limited number of manufacturers with the technical capabilities and desire to perform the specialized, proprietary processes required to produce MST-188. We have begun to evaluate other vendors, but discussions are at an early stage. Therefore, if PFM or Patheon become unable or unwilling to perform, we could experience protracted delays or interruptions in the supply of clinical trial material, particularly as our clinical trial material needs increase as we conduct additional studies of MST-188. Our current agreements with PFM and Patheon may not cover all of our clinical trial material needs and we may meet future clinical trial material needs through individual proposals or statements of work, which inherently involves uncertainty as to ongoing supply and may result in delays in the completion of ongoing clinical studies and initiation of new studies. As development of MST-188 progresses, we plan to pursue agreements for commercial production of MST-188. In the event negotiations are protracted or unsuccessful, commercialization of MST-188, if it receives regulatory approval, may be delayed.

In addition, although commercially available, there are a limited number of sources of poloxamer 188, the API starting material for MST-188. BASF, the current supplier of the API starting material, has extensive, worldwide operations and poloxamer 188 is part of its standard product portfolio; however, we do not have any control over BASF’s production of poloxamer 188 and BASF may change its manufacturing process and/or limit the availability of its poloxamer 188 product in the future.

We are investigating manufacturing-related opportunities to enhance our proprietary position around MST-188 including those involving proprietary API starting material, alternative purification processes, unique analytical methods and new drug product formulations. However, discussions with potential manufacturers and suppliers are at an early stage. While we do not believe that the contemplated changes will require additional preclinical activities, we have not yet discussed these potential changes with regulatory authorities.

In the future, establishing supply agreements, particularly with respect to commercial manufacturing, may require us to agree to minimum volume requirements, exclusivity arrangements, substantial investment in infrastructure and/or other restrictive terms. As discussed above, our alternatives may be limited due to the specialized nature of the technologies and methods used to manufacture our product candidates. In addition, if we seek to make certain changes to the manufacturing process, including changing our sources of API starting material, API, or finished drug product, we will need FDA review and approval before the change can be implemented. Among other things, the FDA may require clinical, stability or other data for any product candidate manufactured with new materials or by new manufacturers, which data will take time and is costly to generate, and the delay associated with generating this data would increase our costs and may delay completion of development of a product candidate and/or its commercialization.

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

For particular indications, such as rare or orphan diseases, our products may benefit from periods of post-approval “marketing exclusivity.” MST-188 has orphan drug designation in the U.S. and European Union for the treatment of sickle cell disease and in the U.S. for the treatment of acute limb ischemia. We plan to seek orphan designation for MST-188 for the treatment of acute limb ischemia in the European Union during the second quarter of 2014. AIR001 has orphan drug status in the U.S. and European Union for the treatment of pulmonary arterial hypertension. As described below under “Government Regulation – Orphan Drug Designation,” for example, if MST-188 is the first drug product in which poloxamer 188 is the active ingredient to receive FDA approval for reducing the duration of vaso-occlusive crisis in patients with sickle cell disease, the FDA may not approve any other application to market a drug product in which poloxamer 188 is the active ingredient for the same indication for a period of seven years, except in limited circumstances, such as another drug product showing clinical superiority to MST-188. With regard to the European Union, MST-188 may benefit from ten years of market exclusivity. Orphan drug designation does not necessarily convey any advantage in the regulatory review and approval process. In addition, competitors may receive approval of different drugs or biologics for the same indication for which MST-188 or AIR001 is approved.

Since we acquired MST-188 in 2011, we have filed for patent protection covering our proprietary supercritical fluid extraction process, methods of using poloxamers in various clinical settings, and the use of poloxamers in combination therapy. We continue to evaluate new patent concepts and plan to file additional patent applications. In particular, we are developing a patent position around the use and optimal dosing of MST-188, and we expect to use data from the EPIC study.

In addition to patent protection related to our poloxamer purification process, we continue to expand our proprietary manufacturing know-how. For macromolecules, such as MST-188, acceptance criteria for starting materials and in-process and release specifications are critical to the quality of drug product. Without these proprietary specifications, we believe competitors will be unable to manufacture products that are equivalent to MST-188 in the manner that regulatory agencies will require. Further, we are evaluating the use of proprietary analytical standards and bioanalytical assays to further augment our control over product quality, as well as evaluating development of a proprietary process for manufacturing API starting material, which we expect would further enhance our proprietary position around MST-188.

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

We are focusing our resources primarily on development of MST-188, which has potential application in a wide range of serious or life-threatening diseases and conditions characterized by microcirculatory insufficiency, and we recently acquired the AIR001 program, development of which has been focused in pulmonary hypertension. Many other organizations are developing drug products and other therapies intended to treat such diseases and conditions and developments by others may render potential application of our product candidates in a particular indication obsolete or noncompetitive, even prior to completion of its development for that indication.

Further, there is increasing interest in developing drugs for “rare diseases,” which may have the effect of increasing the development of agents to treat sickle cell disease, ALI, and other indications we may pursue. Legislative action may generate further interest.

MST-188 Programs

Sickle Cell Disease

Currently, there are few options for patients suffering complications of sickle cell disease. Patients experiencing vaso-occlusive crisis typically are treated with hydration, oxygenation and analgesia for pain, usually consisting of narcotics, such as morphine. Hydroxyurea, a form of chemotherapy used for myeloproliferative disease, is an approved product that has been shown to decrease the frequency of vaso-occlusive crisis, but it is not approved to intervene after onset of a vaso-occlusive crisis; it has not been shown to treat the crisis itself. We are not aware of any therapeutic agents that have been approved to reduce the duration or severity of an ongoing vaso-occlusive crisis.

However, there is substantial interest in developing agents to treat or cure sickle cell disease and sickle cell disease-related complications. We are aware of numerous companies with product candidates in varying stages of development for the treatment of vaso-occlusive crisis, including mechanisms that target the P2Y12 ADP receptor, increase oxygen binding of hemoglobin or stimulate production of fetal hemoglobin. Some of these companies are large, well-financed and experienced pharmaceutical and biotechnology companies or have partnered with such companies, which may give them development, regulatory and/or marketing advantages over us. For example, Pfizer and Novartis have each invested in privately-held companies, GlycoMimetics, Inc. and Selexys Pharmaceuticals Corporation, respectively, with clinical-stage agents for the treatment of vaso-occlusive crisis. In January 2014, GlycoMimetics announced that it expects Pfizer to initiate a phase 3 clinical study of GMI-1070 in adult and pediatric patients in the second half of 2014, pending approval through Pfizer’s governance process. In addition, Eli Lilly and Company is conducting a phase 3 study of prasugrel in pediatric patients to assess whether it reduces the rate of vaso-occlusive crisis. Further, in March 2014, Emmaus Life Sciences, Inc. disclosed that top-line data from its phase 3 clinical study of L-glutamine in sickle cell disease showed a statistically significant reduction in the frequency of sickle cell crisis and announced its plans to submit an NDA in mid-2014 for marketing approval of L-glutamine to treat patients with sickle cell disease. Additionally, numerous non-profit or non-commercial foundations and interest groups are committed to improving outcomes for patients with sickle cell disease. Advances in the understanding of the signaling pathways associated with sickle cell disease may lead to further interest and development of treatment options.

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

Arterial Disease

Current treatment options for arterial disease depend on disease severity and patient-specific factors. Some forms of thrombotic arterial disease may be addressed through lifestyle changes (e.g., smoking cessation, regular physical activity, heart healthy diet) and medication to control high cholesterol, high blood pressure and blood glucose. To the extent patients are able to control symptoms and prevent disease progression with lifestyle changes and medical therapy, the potential market for MST-188 in arterial disease will be reduced.

Acute limb ischemia and stroke typically require revascularization to restore blood flow, but current treatment options, which include open surgery, endovascular procedures, administration of thrombolytics and various combinations of these approaches, are considered suboptimal. As discussed above, in ALI patients, arterial reperfusion with rt-PA is slow and major hemorrhagic complications are frequent. In stroke patients, due to bleeding risks associated with rt-PA, rt-PA should not be administered until intracranial hemorrhage has been excluded by a CT scan, which can delay administration beyond the three-hour window in which it has demonstrated effectiveness. Dissatisfaction with currently available thrombolytics led to the emergence of mechanical thrombectomy, such as with the AngioJet rheolytic device, which has demonstrated reasonable efficacy. However, with that approach, thrombus removal is often incomplete, requiring subsequent infusion of traditional intra-arterial thrombolytics in a large proportion of cases. We believe MST-188, if approved, would be compatible with the standard of care and we are first developing it as an adjunct to thrombolytics, but some medical professionals could perceive MST-188 as competitive with their current treatment methods and/or be adverse to a new approach.

We are aware of a number of investigational therapies for severe forms of thrombotic arterial disease, such as angiogenic growth factors, vasoactive drugs, anticoagulants, thrombolytics, anti-platelet agents, cytoprotectives, blood substitutes and devices to effect mechanical thrombectomy. If approved, MST-188 could compete with these therapies, certain of which are in late-stage clinical development. Should any of these other investigational therapies receive regulatory approval prior to MST-188, they may become entrenched in the standard of care, diminish the need for MST-188, or be difficult to displace.

Heart Failure

Similar to arterial disease, treatment options in heart failure depend on disease severity and patient-specific factors, as well as the underlying cause of failure and whether the condition is compensated or decompensated. Lifestyle changes (e.g., heart healthy diet, stopping smoking, controlling weight, monitoring fluid in-take) can reduce risk factors for coronary heart disease, high blood pressure and diabetes, which often contribute to heart failure. Lifestyle changes or medications, such as cholesterol-lowering statins, that address these risk factors may reduce the prevalence of heart failure.

In addition, a variety of medications are commonly used to treat heart failure. These include diuretics, ACE (angiotensin-converting enzyme) inhibitors and angiotensin receptor blockers, beta blockers, aldosterone antagonists and inotropes (such as digoxin). Depending on symptoms, many patients take a combination of two or more of these drugs. Surgery and medical devices also can treat the underlying causes of heart failure. Coronary bypass surgery, heart valve repair/replacement, implantable cardioverter-defibrillators, pacemakers, left ventricular assist devices, heart pumps and heart transplant all may improve symptoms, quality of life and survival in patients with heart failure. During periods of decompensation, the immediate goal is to address symptoms (dyspnea, or shortness of breath, following fluid build-up in the lungs) and re-establish adequate perfusion and oxygen delivery to end-organs. More potent diuretics and vasodilators, such as nitroglycerin, may be used to relieve symptoms by reducing congestion in the body’s tissues.

Despite the wide range of treatment options, heart failure remains the leading cause of hospital admission in the U.S. in people over age 65 and morbidity and mortality from heart failure remain high. Numerous companies are working to address this unmet medical need and we are aware of several agents in development for heart failure, certain of which have completed or are in late-stage clinical studies. Most notably, Novartis has completed a large, phase 3 study of RLX030 (serelaxin), a relaxin receptor agonist, in patients with acute heart failure and is enrolling subjects in a second, 6,000-patient phase 3 study of RLX030. Novartis has submitted applications for approval of RLX030 to numerous health authorities, including the FDA, which has granted RLX030 “breakthrough therapy” designation, and the European Medicines Agency. Novartis also is developing LCZ696, an angiotensin receptor neprilysin inhibitor, and has initiated two phase 3 studies to study its efficacy and safety as a treatment for chronic heart failure. Other development approaches include myofilament calcium sensitizers, stem cell therapy, gene therapy and drugs that enhance the uptake of calcium by the sarcoplasmic reticulum. If approved as a treatment for heart failure, MST-188 could compete with one or more of these therapies. Should any of these other investigational therapies receive approval prior to MST-188, they may become entrenched in the standard of care, diminish the need for MST-188, or be difficult to displace.

Resuscitation Following Major Trauma

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

AIR001 Program

We are evaluating our development strategy for AIR001, which includes assessment of the competitive landscapes in indications for which we believe AIR001 may demonstrate clinical benefit. In general, there is significant competition in treatment of pulmonary vascular disorders, and we expect AIR001, if approved, will face significant competition in the marketplace. However, we are not aware of any treatments of proven benefit for patients with PH associated with heart failure (WHO Group 2).

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

In April 2011, we completed the acquisition of SynthRx, Inc. pursuant to an agreement and plan of merger, and SynthRx became a wholly owned subsidiary of ours. The payment terms of the merger agreement were structured such that the majority of the merger consideration would be payable only in the event of achievement of the milestones set forth in the merger agreement. All of the merger consideration was intended to be paid in shares of our common stock and, in June 2011 at our annual meeting of stockholders, our stockholders approved the issuance of shares of our common stock, in lieu of any cash payments, in accordance with the terms of the merger agreement. As of March 24, 2014, there are outstanding an aggregate of 1,596,772 shares of our common stock that we issued to the former SynthRx stockholders. An aggregate of 2,800,851 shares were issued upon the closing of the merger, but we repurchased 1,454,079 of those shares in December 2012 for $0.001 per share pursuant to the exercise of a repurchase right triggered as a result of the timing of and planned number of subjects in the EPIC study. We could issue up to an aggregate of 12,478,050 additional shares of our common stock to the former SynthRx stockholders if and when the development of MST-188 achieves certain milestones, with 3,839,400 shares issuable upon the FDA’s acceptance for review of a NDA covering the use of purified poloxamer 188 for the treatment of sickle cell crisis in children, which we refer to as the Second Milestone, and 8,638,650 shares issuable upon approval of such NDA by the FDA, which we refer to as the Third Milestone.

Under the terms of the merger agreement, we also agreed, among other things, (a) to use commercially reasonable efforts until the earlier of achievement of the Third Milestone, which is approval of an NDA covering the use of purified poloxamer 188 for the treatment of sickle cell crisis in children, or February 12, 2015 to develop an intravenous injection product in which purified poloxamer 188 is an active ingredient; and (b) until the earlier of the achievement of the Third Milestone and February 12, 2015, not to consummate a change of control with a third party that involves all or substantially all of SynthRx’s assets, except (i) in connection with an Exempt Transaction (as described below) or (ii) with the written consent of SynthRx, which consent shall not be unreasonably withheld, conditioned or delayed. Under the merger agreement, an Exempt Transaction is a change of control that closes prior to achievement of the Third Milestone in which the acquiror agrees in writing to submit an NDA covering the use of purified poloxamer 188 for the treatment of sickle cell crisis in children, or the 188 NDA, for FDA approval (or, if there are unexpected safety or regulatory issues, to conduct activities to address or resolve such issues) until the earlier of (x) the date that, beginning on April 8, 2011 and thereafter, the aggregate expenditure related to the program involving the product candidate on which the 188 NDA is to be based is at least $15.0 million and (y) April 8, 2015; provided, however, such acquiror shall be relieved of such obligations under certain specified conditions.

Acquisition of Aires Pharmaceuticals

In February 2014, we completed the acquisition of Aires Pharmaceuticals, Inc. pursuant to an agreement and plan of merger, and Aires became a wholly owned subsidiary of ours. Aires lead product candidate, AIR001 (sodium nitrite) inhalation solution, is being developed to treat pulmonary vascular disorders. Prior to the acquisition, development of AIR001 was focused in pulmonary arterial hypertension.

Pursuant to the terms of the merger agreement, all outstanding shares of Aires capital stock were converted into the right to receive, in the aggregate, up to 5,248,536 unregistered shares of our common stock 1,049,706 of which were issued upon the closing of the acquisition. The remaining 4,198,830 shares will be issued after a “hold back” period of six months from the closing of the acquisition, less any shares deducted to satisfy indemnification obligations of the former Aires stockholders under the merger agreement. There are no milestone or earn-out payments under the merger agreement.

Inactive Development Programs

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

ANX-514 is a novel, detergent-free formulation of docetaxel, an intravenously-injected chemotherapy drug commonly used to treat solid tumors. Taxotere®, a branded formulation of docetaxel, is approved to treat breast, non-small cell lung, prostate, gastric, and head and neck cancers. ANX-514 was designed to have efficacy comparable to Taxotere without the non-active, toxic components found in Taxotere and without the corticosteroid premedication regimen required with Taxotere. In October 2011, we reached agreement with the FDA on a pivotal study for ANX-514 that would support approval of ANX-514 without a corticosteroid premedication regimen. We agreed on a 400-patient, non-inferiority study with a primary objective of comparing fluid retention following treatment with ANX-514, administered without corticosteroid premedication, and Taxotere, administered with corticosteroid premedication. However, in 2012, in accordance with our strategy to focus on MST-188, we determined not to initiate any clinical studies of ANX-514 in the foreseeable future.

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

Government Regulation

Governmental authorities in the U.S. and other countries extensively regulate the testing, manufacturing, labeling and packaging, storage, recordkeeping, advertising, promotion, import, export, marketing and distribution, among other things, of pharmaceutical products. In the U.S., the FDA, under the Federal Food, Drug and Cosmetic Act, or FDCA, and other federal statutes and regulations, subjects pharmaceutical products to rigorous review. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted.

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

FDA Approval Process

To obtain approval of a new drug product from the FDA, we must, among other requirements, submit data supporting its safety and efficacy, as well as detailed information on the manufacture and composition of the drug and proposed product labeling. The testing and collection of data and the preparation of necessary applications are expensive and time-consuming. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing MST-188 or any of our other product candidates.

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

If the FDA approves any of our product candidates, we will be required to comply with a number of post-approval regulatory requirements. We would be required to report, among other things, certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling for any of our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive and record keeping requirements. If we seek to make certain changes to an approved product, such as certain manufacturing changes, we will need FDA review and approval before the change can be implemented. For example, if we change the manufacturer of a product or its API, the FDA may require stability or other data from the new manufacturer, which data will take time and is costly to generate, and the delay associated with generating this data may cause interruptions in our ability to meet commercial demand, if any. While physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled studies that demonstrate the product’s safety and efficacy in the new indication. Even if such studies are conducted, the FDA may not approve any change in a timely fashion, or at all.

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

Research and Development Expenses

Our research and development expenses were $12.9 million in 2013 and $8.1 million in 2012. Our research and development expenses for 2013 and 2012 consisted primarily of costs associated with preparing for and conducting the EPIC and the TQT studies of MST-188, including research-related manufacturing and regulatory affairs and quality assurance-related consulting services. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for more information regarding our research and development expenses.

Employees

As of March 24, 2014, Mast Therapeutics has 21 employees, all of which are full time, and Aires Pharmaceuticals, a wholly-owned subsidiary, has four employees, three of which are full-time. Our employees are not unionized and we believe that our relationship with our employees is good.

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

Trademarks

“Mast Therapeutics,” the Mast Therapeutics logo, “Aironite”, “SynthRx” and “Exelbine” are trademarks or service marks of Mast Therapeutics, Inc. or its subsidiaries. This report contains additional trademarks, services marks or trade names of others, which are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks, trade names, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark, trade name, trade dress or product owners.

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

Investment in our securities involves a high degree of risk. Our business, operating results, growth prospects and financial condition are subject to various risks, many of which are not exclusively within our control, that may cause actual performance to differ materially from historical or projected future performance. We urge investors to consider carefully the risks described below, together with all of the information in this report and our other public filings, before making investment decisions regarding our securities. Each of these risk factors, as well as additional risks not presently known to us or that we currently deem immaterial, could adversely affect our business, operating results, growth prospects or financial condition, as well as the trading price of our common stock, in which case you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Capital Requirements, Finances and Operations

We have incurred losses since our inception, we expect our operating expenses to continue to exceed our revenue for the foreseeable future, and we may never generate revenue sufficient to achieve profitability.

We are a development-stage company and have not generated sustainable revenue from operations or been profitable since inception, and we may never achieve profitability. We have devoted our resources to acquiring and developing proprietary product candidates, but such product candidates cannot be marketed until the regulatory process is completed and governmental approvals have been obtained. We have accumulated net losses totaling approximately $208.7 million as of December 31, 2013, and we expect to continue to incur substantial operating losses for the next several years as we advance our product candidates through clinical studies and other development activities and seek approval from the FDA to commercialize them. Accordingly, there is no current source of revenue from operations, much less profits, to sustain our present activities. Further, no revenue from operations will likely be available until, and unless, we enter into an arrangement that provides for licensing revenue or other partnering-related funding or one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, outcomes which we may not achieve.

The success of our business currently is dependent largely on the success of MST-188 and this product candidate may not receive regulatory approval or be successfully commercialized.

We currently have no products for sale and we are focusing our resources primarily on the development of MST-188. Accordingly, the success of our business currently depends on our ability, or that of a future partner, to successfully develop, obtain regulatory approval for and then successfully commercialize this product candidate and our efforts, or those of a future partner, in this regard may prove unsuccessful. MST-188 requires considerable additional clinical development and significant manufacturing and related activities prior to commencing any commercial manufacturing, all of which require us to expend significant resources and with which we have limited experience. MST-188 may not be successful in the EPIC study or in other clinical studies we initiate, and, even if successful in clinical studies, may not receive regulatory approval in a timely manner, or at all. If MST-188 is approved by the FDA or any foreign regulatory agency, our ability to generate revenue from it will depend in substantial part on the extent to which it is accepted by the medical community and reimbursed by third-party payors, as well as our ability to market and sell the product and ensure that our third-party manufacturers produce it in quantities sufficient to meet commercial demand, if any.

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

Our capital requirements for the foreseeable future will depend in large part on, and could increase significantly as a result of, our expenditures on our development programs. Future expenditures on our development programs are subject to many uncertainties, and will depend on, and could increase significantly as a result of, many factors, including:

•	the number and scope of development programs we pursue;

•	the number of clinical and nonclinical studies necessary to demonstrate the safety and efficacy of a product candidate in a particular indication;

•	the number of patients who participate in each clinical study;

•	the number and location of sites and the rate of site initiation in each study;

•	the rate of patient enrollment and ratio of randomized to evaluable patients in each clinical study;

•	the duration of patient treatment and follow-up;

•	the potential for additional safety monitoring or other studies requested by regulatory agencies;

•	the time and cost to manufacture clinical trial material and commercial product, including process development and scale-up activities, and to conduct stability studies, which can last several years;

•	the costs, requirements, timing of, and the ability to, secure regulatory approvals;

•	the timing and terms of any collaborative or other strategic arrangement that we may establish;

•	the extent to which we increase our workforce and the costs involved in recruiting, training and incentivizing new employees;

•	the costs related to developing, acquiring and/or contracting for sales, marketing and distribution capabilities, supply chain management capabilities, and regulatory compliance capabilities, if we obtain regulatory approval for a product candidate and commercialize it without a partner; and

•	the costs involved in establishing, enforcing or defending patent claims and other proprietary rights.

We may not be able to raise capital when needed or reduce other expenditures to offset expenditures on our development programs, which could have a material adverse effect on our financial condition and ability to pursue our business strategy.

We will need to obtain additional funding to pursue our current business strategy and we may not be able to obtain such funding on a timely basis, or on commercially reasonable terms, or at all. Any capital-raising transaction we are able to complete may result in dilution to our existing stockholders, require us to relinquish significant rights or restrict our operations.

We anticipate that our cash, cash equivalents and investment securities, which were approximately $44.4 million as of December 31, 2013, will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, we may determine to grow our organization and/or pursue development activities for MST-188, AIR001 or other product candidates at levels or on timelines, or we may incur unexpected expenses, that shorten the period through which our current operating funds will sustain us. Through our acquisition of Aires Pharmaceuticals in February 2014, we expanded our product pipeline to include AIR001. In the future, we may seek to further expand our product pipeline through acquisition of additional product candidates and/or technologies and the cost to acquire and develop such new product candidates and/or technologies may shorten the period through which our current operating funds will sustain us. We do not expect to generate any substantial revenue from operations in the next several years, and we will need to obtain additional capital to support our planned operating activities.

For the foreseeable future, we likely will seek to fund our operations through public or private equity and debt financings and/or through collaborations, such as licensing arrangements or partnering transactions, and may execute any such transaction at any time, subject to applicable laws and regulations. Although we were able to raise significant funds in the past through equity financings, the conditions of and our access to capital markets are highly variable and adequate additional financing may not be available to us in the future on acceptable terms, or on a timely basis, or at all. Further, each of these financing alternatives carries risks. Raising capital through the issuance of our common stock, or securities convertible into or exercisable for our common stock, may depress the market price of our stock and may substantially dilute our existing stockholders. If instead we seek to raise capital through strategic transactions, such as licensing arrangements or sales of one or more of our technologies or product candidates, we may be required to relinquish valuable rights and dilute the current and future value of our assets. For example, any licensing arrangement likely would require us to share with our licensee a significant portion of any revenues generated by our licensed technologies. Additionally, our control over the development and/or marketing of any products or product candidates licensed or sold to third parties may be reduced and thus we may not realize the full value of any such products or product candidates. Debt financings would likely involve covenants that would restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or make investments and may, among other things, preclude us from making distributions to stockholders (either by paying dividends or redeeming stock) and taking other actions beneficial to our stockholders. In addition, investors could impose more one-sided investment terms and conditions on companies that have or are perceived to have limited remaining funds or limited ability to raise additional funds. The lower our cash balance, the more difficult it is likely to be for us to raise additional capital on commercially reasonable terms, or at all.

For particular development programs, such as development of MST-188 for resuscitation following major trauma, we plan to seek funding from the U.S. government. The process of obtaining government contracts is lengthy and uncertain and highly competitive. In addition, changes in government budgets and agendas may result in decreased availability of funding for drug research and development. If we do secure government funding, the contracts for such funding may contain termination and audit provisions that are unfavorable to us and cause us to incur significant additional administrative expense. In addition, the U.S. government may require “march-in” rights that allow it to grant licenses to inventions that arise from development programs it funds if, for example, we do not commercialize the technology within a certain timeframe or the government deems such action necessary to alleviate health or safety needs that are not being reasonably satisfied by us. If the government exercises its march-in rights, we could be obligated to license intellectual property developed by us on terms unfavorable to us and we may not receive compensation from the government for its exercise of such rights.

Notwithstanding any effort on our part to raise additional capital, adequate additional funding may not be available on acceptable terms, or on a timely basis, or at all. Even if we incur costs in pursuing, evaluating and negotiating particular capital-raising and/or strategic or partnering transactions, our efforts may not prove successful. We believe global economic conditions, such as volatility in the U.S. and international equity markets, may adversely impact our ability to raise additional capital. Our failure to raise capital as needed would have a material adverse effect on our financial condition and ability to pursue our business strategy.

Our ability to raise capital may be limited by applicable laws and regulations.

Historically, we have raised capital through the sale of our equity securities. Between June 2009 and November 2011, we completed seven equity financings and, in February 2014, we commenced an “at the market” equity offering program under “shelf” registration statements on Form S-3. Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, current SEC rules and regulations. Under current SEC rules and regulations, we must meet certain requirements to use a Form S-3 registration statement to raise capital without restriction as to the amount of the market value of securities sold thereunder. One such requirement is that the market value of our outstanding common stock held by non-affiliates, or public float, be at least $75.0 million as of a date within 60 days prior to the date of filing the Form S-3. If we do not meet that requirement, then the aggregate market value of securities sold by us or on our behalf under the Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. Moreover, even if we meet the public float requirement at the time we file a Form S-3, SEC rules and regulations require that we periodically re-evaluate the value of our public float, and if, at a re-evaluation date, our public float is less than $75.0 million, we would become subject to the one-third of public float limitation described above. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities is limited to one-third of our public float, we may conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, which we have done in the past, including in June 2013, and we would expect either of those alternatives to increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.

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

Our ability to timely raise sufficient additional capital also may be limited by the NYSE MKT’s stockholder approval requirements for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the NYSE MKT requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our then outstanding common stock, unless the transaction is considered a “public offering” by the NYSE MKT staff. Based on 113,607,834 shares of our common stock outstanding as of March 24, 2014 and the closing price per share of our common stock on such date, which was $0.74, we could not raise more than approximately $16.7 million without obtaining stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. In addition, certain prior sales by us may be aggregated with any offering we may propose in the future, further limiting the amount we could raise in any future offering that is not considered a public offering by the NYSE MKT staff and involves the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. The NYSE MKT also requires that we obtain stockholder approval if the issuance or potential issuance of additional shares will be considered by the NYSE MKT staff to result in a change of control of our company.

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

If we are unable to raise sufficient additional capital as needed, we may be forced to delay, scale back or discontinue our development of our product candidates, partner them at inopportune times or pursue less expensive but higher-risk and/or lower-return development paths.

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

Currently, we have a small number of employees and we rely on third parties to perform many essential services for us. Our ability to execute on our business strategy and compete in the highly competitive biopharmaceutical, specialty pharmaceutical, pharmaceutical and biotechnology industries depends, in part, on our ability to attract and retain highly qualified personnel. We are highly dependent on certain personnel, including our chief executive officer, our president and chief operating officer, our chief medical officer, and our senior vice president, development. Our industries in general and our company in particular historically have experienced a high rate of turnover of management personnel. If we lose any of our key employees, our ability to successfully implement our current business strategy could be seriously harmed. Replacing key employees may be a difficult, costly and protracted process, particularly due to the fact that we currently do not have other executive officers or personnel to assume all of the responsibilities of these key employees. In addition, we may seek to increase the size of our organization as development our product candidates progresses. Competition for qualified personnel, particularly for key positions, is intense among companies in our field, universities and other research organizations, particularly in the San Diego, California area, and many of the organizations against which we compete for qualified personnel have greater financial and other resources and different risk profiles than our company, which may make them more attractive employers. Our ability to compete for qualified personnel may be adversely affected by our highly volatile stock price. The value of stock options we offer to candidates to induce their employment and to our employees to retain and incentivize them is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies. All of our employees, including our executive officers, may terminate their employment with us at any time without notice. If we cannot attract and retain skilled personnel, as needed, we may not achieve our development and other goals.

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

From time to time, we may evaluate pipeline expansion opportunities and execute the acquisition of new technologies and/or product candidates that we believe will increase the long-term value of our company. The process of identifying, evaluating, negotiating and implementing the purchase or license of new assets is lengthy and complex and may disrupt other development programs and distract our personnel. We have limited resources with respect to identifying, evaluating, negotiating and implementing the acquisition of new assets or rights thereto and integrating them into our current infrastructure. Supplementing our current resources to complete one or more of these transactions may be costly.

We may use cash, shares of our common stock, securities convertible into our common stock or a combination of cash and our securities to pay the purchase price or license fee for any future strategic transaction. The use of cash could negatively impact our financial position and ability to advance our current development programs. The use of shares of our common stock or securities convertible into shares of our common stock would dilute the holdings of our existing stockholders and such dilution could be substantial. For example, to acquire SynthRx we agreed to issue up to such number of shares that represented a 41% ownership stake in our company at the time we completed the acquisition in April 2011, if development of MST-188 fully achieved the milestones under the merger agreement. The issuance of shares in connection with future strategic transactions, if any, may result in the stockholders who own the majority of our voting securities prior to one or more of such transactions owning less than a majority after such transactions.

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

Human pharmaceutical products generally are subject to rigorous nonclinical testing and clinical studies and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations is time-consuming and requires the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country. Government regulation and the need for FDA and other regulatory agency approval will delay commercialization of our product candidates, impose costly procedures upon our activities, and may put us at a disadvantage relative to other companies with which we compete. There can be no assurance that FDA or any other regulatory agency will grant marketing approval for MST-188 or any of our product candidates on a timely basis, or at all, including due to factors not within our control. For example, federal government shut-down or budget sequestration, such as occurred during 2013, may result in significant reductions to the FDA’s budget and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of or obtain approval for our product candidates.

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

Patient enrollment, a critical component to successful completion of a clinical study, is affected by many factors, including the size and nature of the study subject population, the proximity of patients to clinical sites, the eligibility criteria for the study, the design of the clinical study, competing clinical studies and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to available alternatives, including therapies being investigated by other companies. Further, completion of a clinical study and/or its results may be adversely affected by failure to retain subjects who enroll in a study but withdraw due to adverse side effects, lack of efficacy, improvement in condition before treatment has been completed or for personal issues or who fail to return for or complete post-treatment follow-up.

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

Changes in governmental regulations and guidance relating to clinical studies may occur and we may need to amend study protocols to reflect these changes, or we may amend study protocols for other reasons. Amendments may require us to resubmit protocols to IRBs for reexamination or renegotiate terms with CROs, study sites and investigators, all of which may adversely impact the costs or timing of or our ability to successfully complete a trial.

Clinical studies may not begin on time or be completed in the timeframes we anticipate and may be more costly than we anticipate for a variety of reasons, including one or more of those described above. For example, although we expect to move MST-188 directly into phase 2 studies for most new indications we plan to pursue, an IRB or the FDA or another regulatory agency may require additional clinical or nonclinical studies prior to initiation of any planned phase 2 study, which likely would increase the total time and cost of development in that indication. The length of time necessary to complete clinical studies varies significantly and is difficult to predict accurately. We may make statements regarding anticipated timing for completion of enrollment in and/or availability of results from our clinical studies, but such predictions are subject to a number of significant assumptions and actual timing may differ materially for a variety of reasons, including patient enrollment rates and other factors described above. If we experience delays in the completion of a clinical study or if a clinical study is terminated, the commercial prospects for our product candidate may be harmed and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical studies likely will increase our development costs. Further, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize our product candidates, other therapies for the same indications may be introduced to the market in the interim and establish a competitive advantage or diminish the need for our products.

Positive results in nonclinical testing and prior clinical studies do not ensure that ongoing or future clinical studies will be successful or that our product candidates will receive the regulatory approvals necessary for their commercialization.

Before obtaining regulatory approval for the commercial sale of any of our product candidates, we must demonstrate through nonclinical testing and clinical studies that each product is safe and effective for use in each target indication. Based on extensive nonclinical testing, we believe we understand our product candidates’ respective mechanisms of action; however, previously observed pharmacologic effects and clinical benefits may not be observed in ongoing or future nonclinical or clinical studies. Success in nonclinical testing and prior clinical studies does not ensure that subsequent or larger-scale studies will be successful. For example, non-purified poloxamer 188 was tested in more than 2,000 human subjects in various indications before the program was discontinued, principally due to concerns regarding acute renal dysfunction observed in patients who received the study drug. In contrast, MST-188 was generally well-tolerated in seven completed clinical studies and no clinically significant changes in renal function were observed. However, patient safety concerns may be observed in ongoing or future clinical studies, including EPIC. With respect to efficacy, although there is compelling data from nonclinical and clinical studies of poloxamer 188 in multiple indications, ongoing and future studies may fail to demonstrate clinical benefits to human subjects.

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

In addition, if we license to third parties rights to develop our product candidates in other geographic areas or in other indications, we may have limited control over nonclinical testing or clinical studies that may be conducted by such third-party licensees in those territories or indications. If data from third-party testing identifies a safety or efficacy concern, such data could adversely affect our or another licensee’s development of our product candidates.

There is significant risk that our product candidates, including MST-188, could fail to show anticipated results in ongoing and future nonclinical testing and/or clinical studies and, as a result, we may elect to discontinue one or more of our development programs. A failure to obtain requisite regulatory approvals or to obtain approvals of the scope requested will delay or preclude us from marketing our products or limit the commercial use of the products, and would have a material adverse effect on our business, financial condition and results of operations.

We do not have, and do not have plans to establish, any manufacturing facilities and are dependent on third parties for the manufacture and supply of MST-188, and the loss of any of these manufacturers, or their failure to provide to us with an adequate supply of drug product in a timely manner and on commercially acceptable terms, or at all, could harm our business.

We do not have, and do not have plans to establish, our own manufacturing facilities. For clinical trial material, we have entered into supply agreements with third parties for both API and finished drug product, but our current agreements may not cover all of our clinical trial material needs and we may need to negotiate new or amended agreements with these CMOs or rely on individual proposals or statements of work, which inherently involves uncertainty as to ongoing supply and may result in delays in the completion of ongoing clinical studies or initiation of new studies. In addition, as development of our product candidates progress, we will need to negotiate agreements for commercial supply.

If we fail to maintain relationships with our current CMOs, we may not be able to complete development of our product candidates, including MST-188, or market them, if approved, on a timely basis, or at all, which would have a material and adverse effect on our business. Third-party manufacturers and suppliers may not perform as agreed or may terminate their agreements with us. For example, because these third parties provide manufacturing services to a number of other pharmaceutical companies, they may experience capacity constraints or choose to prioritize one or more of their other customers over us. Any significant problem that our manufacturers or suppliers experience could delay or interrupt our supply of clinical trial material or commercial product until the manufacturer or supplier cures the problem or until we locate, negotiate for and validate an alternative source of supply, if one is available.

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

All manufacturers of our clinical trial material and, as applicable, commercial product, including API manufacturers, must comply with cGMP requirements enforced by the FDA through its facilities inspection program and applicable requirements of foreign regulatory authorities. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our clinical trial material may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we or our representatives generally monitor and audit our manufacturers’ systems, we have little control over their ongoing compliance with these regulations. Failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval.

Currently, we do not have alternative sources to backup our primary sources of clinical trial material. Therefore, if our primary sources become unable or unwilling to perform, we could experience protracted delays or interruptions in the supply of clinical trial material and, ultimately, product for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results and financial condition. For example, if we are unable to maintain our relationship with our current supplier of MST-188 API, we may be unable to identify or establish a relationship with an alternate CMO that has the technical capabilities and desire to perform the development and supply services that we require for MST-188 API on commercially reasonable terms, or at all. Production of the API in MST-188 requires application of our proprietary fluid extraction process. This extraction process is complex and requires highly specialized equipment and there are a limited number of CMOs capable of performing and willing to perform the process as we require, which makes identifying and establishing relationships with CMOs more difficult and may provide them with leverage over us in any negotiations. In addition, we use commercially-available poloxamer 188 as API starting material. There are a limited number of sources of poloxamer 188, and we are not aware of any that currently manufacture it to cGMP requirements applicable to API. The current supplier of our MST-188 API starting material manufactures it under excipient-grade cGMP conditions. Prior to approval of MST-188, the FDA or other regulatory agencies may require our API starting material to be manufactured consistent with cGMP requirements applicable to API, in which case regulatory approval and commercialization of MST-188 could be delayed significantly and require substantial additional financial resources as we seek to contract with a third party to manufacture poloxamer 188 consistent with cGMP requirements applicable to API or undertake to manufacture it ourselves, and conduct any additional clinical or nonclinical activities with such material as the FDA may require. Even if the FDA accepts our current approach with respect to API starting material, we do not have any control over its production and the third-party supplier may change its manufacturing process and/or limit the availability of its poloxamer 188 product in the future. If the supplier makes changes to its poloxamer 188 product, the FDA may determine that it is not acceptable API starting material and we may have difficulty obtaining an alternate supply of API starting material that the FDA finds acceptable without our conducting additional clinical or nonclinical activities or taking other remedial measures, which could require substantial time and financial resources. As a result, we could experience significant disruption in our ability to manufacture MST-188, which likely would add significant cost to the overall development and commercialization of MST-188 and adversely affect our ability to develop MST-188 on a timely basis.

Any new manufacturer or supplier of finished drug product or its component materials, including API, would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing such product or ingredients. The FDA may require us to conduct additional clinical studies, collect stability data and provide additional information concerning any new supplier, or change in a validated manufacturing process, including scaling-up production, before we could distribute products from that manufacturer or supplier or revised process. For example, if we were to engage a third party other than our current CMO to supply API for future MST-188 clinical trial material or commercial product, the FDA may require us to conduct additional clinical and nonclinical studies to ensure comparability of the drug product containing API manufactured by our current CMO to API manufactured by the new supplier. In addition to the potential for such requirements to result in significant interruption to development and commercialization of MST-188, we likely would incur substantial additional costs to comply with the additional requirements.

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

If our manufacturers encounter any of these difficulties or otherwise fail to comply with their contractual obligations, we may have insufficient quantities of clinical trial material for our clinical studies, including EPIC or any other then-ongoing studies. In addition, any delay or interruption in the supply of materials necessary or useful to manufacture our product candidates could delay the completion of our clinical studies, increase the costs associated with our development programs and, depending upon the period of delay, require us to commence new clinical studies at significant additional expense or terminate the studies completely. We cannot ensure that manufacturing or quality control problems will not arise in connection with the manufacture of our clinical trial material, or that third-party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such clinical trial material. In addition, our current CMOs are located outside the U.S. and, as a result, we may experience interruptions in supply due to shipping or customs difficulties or regional instability. Any of the above factors could cause us to delay or suspend anticipated or ongoing trials, regulatory submissions or commercialization of our product candidates, entail higher costs or result in our being unable to effectively commercialize our products. Our dependence upon third parties for the manufacture of our clinical trial material may adversely affect our future costs and our ability to develop and commercialize our product candidates on a timely and competitive basis.

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

If any of our current CRO relationships were to terminate, particularly those with the CROs we have engaged to conduct the EPIC study, we may not be able to enter into arrangements with alternative CROs on acceptable terms or in a timely manner, or at all. Switching CROs would involve additional cost and divert management time and attention. In addition, there likely would be a transition period when a new CRO commences work. These challenges could result in delays in the commencement or completion of our clinical studies, which could materially impact our ability to meet our desired development timelines and have a material adverse impact on our business and financial condition.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their clinical development, regulatory approval or commercialization.

Undesirable side effects caused by our product candidates could interrupt, delay or halt clinical studies and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all indications, and in turn prevent us from commercializing our product candidates. For example, while we believe our proprietary purification process has addressed the cause of the acute renal dysfunction observed in clinical studies of non-purified poloxamer 188, we cannot provide assurance that the purification process has fully addressed the issue or that renal toxicity will not be observed in ongoing or future studies of MST-188, particularly if we conduct studies in patients with impaired renal function. In addition, transient, generally mild to moderate elevations in liver enzymes were associated with treatment with MST-188 in prior clinical studies. If in our clinical studies of MST-188 we observe more pronounced increases in liver enzymes, or we observe other previously unidentified adverse events, whether or not statistically significant, we may be required to conduct additional clinical studies of MST-188 or to investigate the clinical significance of the adverse event and MST-188 may not receive regulatory approval.

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

We set goals for and make public statements regarding our estimates of the timing for accomplishing certain objectives material to successful development of our product candidates. The actual timing of these events can vary, sometimes dramatically, due to many factors, including delays or failures in our nonclinical testing, clinical studies and manufacturing and regulatory activities and the uncertainties inherent in the regulatory approval process. For example, we had expected to initiate the EPIC study in 2012, but unforeseen delays related to the manufacture of clinical trial material delayed initiation of the study to 2013. In addition, we have estimated that patient enrollment in EPIC will complete by the end of 2015. However, predicting the rate of enrollment for any clinical study, including EPIC, requires us to make a number of significant assumptions that may prove to be incorrect. If, as a clinical study progresses, we gain reliable information that materially impacts our assumptions, we will adjust our estimates. Even so, our estimated enrollment rates and the actual rates may differ materially and the time required to complete enrollment of any clinical study may be considerably longer than we estimate. For additional discussion of these risks, see the risk factors above in this section, “Risks Related to Drug Development and Commercialization.”

Even if we complete a clinical study with successful results, we may not achieve our projected development goals in the time frames we initially anticipate or announce. The FDA may require nonclinical testing and/or clinical studies in addition to EPIC prior to its review or approval of MST-188 in sickle cell disease. If the development plan for MST-188 or any other product candidate becomes more extensive and costly than anticipated, we may determine that the associated time and cost are not financially justifiable and, as a result, discontinue development in a particular indication or of the product candidate as a whole. Any such action may be viewed negatively, which could adversely affect our stock price.

In addition, changes may occur in regulatory requirements or policy during the period of product development and/or regulatory review of an NDA that relate to the data required to be included in NDAs. For example, despite including in our initial Exelbine NDA submission in December 2009 data that we believe met the filing requirements for a new drug promulgated by the International Conference on Harmonization, or ICH, as well as site-specific stability data from lots manufactured at the intended commercial manufacturing site, we received a refusal-to-file letter from the FDA indicating that the data included in that submission was insufficient to support a commercially-viable expiration dating period. Consequently, we had to generate 12 months of stability data from material manufactured at our intended commercial manufacturing site before resubmitting the Exelbine NDA, which we did in November 2010. A change in regulatory policy, which may not have been formalized or publicly disseminated, may have been a factor underlying the FDA’s refusal to file our December 2009 submission.

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

Even if we receive regulatory approval for a product candidate, we may face development and regulatory difficulties that could materially and adversely affect our business, financial condition and results of operations and cause our stock price to decline.

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

For exclusivity for our product candidates in rare or orphan diseases, such as MST-188 in sickle cell disease and acute limb ischemia, we expect to rely primarily on orphan drug designation in the U.S. and European Union. However, orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Our product candidates may not receive the “marketing exclusivity” periods available with orphan drug status if they are not the first drug products to obtain marketing approval for the treatment of the disease or condition for which they received the orphan designation. In addition, orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantity of the drug. Furthermore, if the FDA later determines another drug or biologic to be clinically superior to or different from our product for treatment of disease or condition for which it received orphan status, the FDA may approve such other product for marketing during our product’s exclusivity period.

Our success depends in large part on our ability to prevent competitors from duplicating or developing equivalent versions of our product candidates, but patent protection for our product candidates, including MST-188, may be difficult to obtain and any issued claims may be limited.

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

The potential therapeutic benefits of poloxamer 188 have been known for decades and there is substantial prior art describing the use of poloxamer 188 in a wide range of diseases and conditions. As a result, our ability to find novel and non-obvious uses of poloxamer 188 is limited. Further, a patent examiner may combine numerous, disparate references in order to reject a claimed use for obviousness. If the prior art suggests, even implicitly, the desirability of combining previously known elements, such as the use of poloxamer 188 in a particular indication, the subsequent use of MST-188 in that indication may be unpatentable.

We cannot provide assurance that our pending patent applications will issue as patents, that any issued patents will provide us with significant competitive advantages, or that the validity or enforceability of any of our patents will not be challenged or, if instituted, that these challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of our patents could be substantial. Furthermore, one or more parties may independently develop similar technologies or duplicate our technologies or design around the patented aspects of our technologies. We can provide no assurance that our technologies will not infringe patents or rights owned by others, licenses to which might not be available to us in a timely manner or on acceptable terms, or at all.

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

The industries in which we operate (biopharmaceutical, specialty pharmaceutical, biotechnology and pharmaceutical) are highly competitive and subject to rapid and significant change. We are aware of many other organizations developing drug products and other therapies intended to treat or cure the diseases or conditions in which we are developing or plan to develop our product candidates. Developments by others may render potential application of any of our product candidates in a particular indication obsolete or noncompetitive, even prior to completion of its development and approval for that indication. If successfully developed and approved, we expect our product candidates will face intense competition. We may not be able to compete successfully against organizations with competitive products, particularly large pharmaceutical companies. Many of our potential competitors have significantly greater financial, technical and human resources than we do, and may be better equipped to develop, manufacture, market and distribute products. Many of these companies operate large, well-funded research, development and commercialization programs, have extensive experience in nonclinical and clinical studies, obtaining FDA and other regulatory approvals and manufacturing and marketing products, and have multiple products that have been approved or are in late-stage development. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, heightened awareness on the part of academic institutions, government agencies and other public and private research organizations of the potential commercial value of their inventions have led them to actively seek to commercialize the technologies they develop, which increases competition for investment in our programs. In addition, there is increasing interest in developing drugs for “rare diseases,” which may have the effect of increasing the development of agents to treat sickle cell disease, acute limb ischemia and other orphan indications we may pursue. Legislative action, such as the Food and Drug Administration Safety and Innovation Act, which was signed into law in 2012, may generate further interest. Competitive products may be more effective, or more effectively marketed and sold, than ours, which would have a material adverse effect on our ability to generate revenue.

With respect to competition for MST-188 in sickle cell disease, we are aware of numerous companies with product candidates in varying stages of development. Some of our potential competitors in sickle cell disease are large, well-financed and experienced pharmaceutical and biotechnology companies or have partnered with such companies, which may give them development, regulatory and/or marketing advantages over us. For example, Pfizer and Novartis have each invested in privately-held companies, GlycoMimetics, Inc. and Selexys Pharmaceuticals Corporation, respectively, which have clinical-stage agents for the treatment of vaso-occlusive crisis. Pfizer is expected to commence a phase 3 study of GlycoMimetics’ GMI-1070 in vaso-occlusive crisis of sickle cell disease in the second half of 2014. In addition, Eli Lilly and Company is conducting a phase 3 study of prasugrel in pediatric patients with sickle cell disease to assess whether it reduces the rate of vaso-occlusive crisis. Further, in March 2014, Emmaus Life Sciences, Inc. disclosed that top-line data from its phase 3 clinical study of L-glutamine in sickle cell disease showed a statistically significant reduction in the frequency of sickle cell crisis and announced its plans to submit an NDA in mid-2014 for marketing approval of L-glutamine to treat patients with sickle cell disease. Additionally, numerous non-profit or non-commercial foundations and interest groups are committed to improving outcomes for patients with sickle cell disease. Advances in the understanding of the signaling pathways associated with sickle cell disease may lead to further interest and development of treatment options. If an effective treatment or cure for vaso-occlusive crisis or sickle cell disease receives regulatory approval, the potential commercial success of MST-188 could be severely jeopardized.

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

Our business (in particular, the use of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval) will expose us to product liability risks. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against any such claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products and loss of revenue;

•	impairment of our business reputation;

•	delays in enrolling patients to participate in our clinical studies;

•	withdrawal of clinical study participants;

•	a “clinical hold,” suspension or termination of a clinical study or amendments to a study design;

•	significant costs of related litigation;

•	substantial monetary awards to patients or other claimants; and

•	the inability to commercialize our products and product candidates.

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

In the past, though not since 2010, we were notified of non-compliance with certain NYSE MKT stockholders’ equity continued listing standards; specifically, (1) Section 1003(a)(ii) of the NYSE MKT Company Guide, or the Company Guide, because we reported stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three of our four most recent fiscal years, and (2) Section 1003(a)(iii) of the Company Guide, because we reported stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in our five most recent fiscal years. In addition, we were notified, in accordance with Section 1003(f)(v) of the Company Guide, that the NYSE MKT determined it was appropriate for us to effect a reverse stock split of our common stock to address our low selling price per share. In April 2010, we announced that we had resolved the stockholders’ equity continued listing deficiencies and we implemented a 1-for-25 reverse split of our common stock, in part to address the NYSE MKT’s requirement that we address our low stock price.

There is no assurance, however, that we will continue to maintain compliance with NYSE MKT continued listing standards. For example, we may determine to pursue development or other activities or grow our organization or product pipeline or at levels or on timelines that reduces our stockholders’ equity below the level required to maintain compliance with NYSE MKT continued listing standards. In addition, the market price for our common stock historically has been highly volatile, as more fully described below under the risk titled “The market price of our common stock historically has been and likely will continue to be highly volatile,” and has traded at under $1.00 per share for more than twelve consecutive months. The NYSE MKT may again determine that the selling price per share of our common stock is low and require that we effect a reverse stock split of our common stock, which would require stockholder approval that we may be unable to obtain. Our failure to maintain compliance with NYSE MKT continued listing standards could result in the delisting of our common stock from the NYSE MKT.

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

The market price for our common stock historically has been highly volatile, and the market for our common stock has from time to time experienced significant price and volume fluctuations, based both on our operating performance and for reasons that appear to us unrelated to our operating performance. For instance, on August 10, 2011, the market price for our common stock dropped almost 60% following our announcement of our receipt of a complete response letter to our NDA for Exelbine, which letter stated that the FDA could not approve Exelbine in its present form. Conversely, the market price for our common stock increased by more than 55% during one trading day in January 2014, in the absence of any news release by us or rumors of which we were aware. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	the level of our financial resources;

•	announcements of entry into or consummation of a financing or strategic transaction;

•	changes in the regulatory status of our product candidates, including results of any clinical studies and other research and development programs;

•	FDA or international regulatory actions and regulatory developments in the U.S. and foreign countries;

•	announcements of new products or technologies, commercial relationships or other events (including clinical study results and regulatory events and actions) by us or our competitors;

•	market conditions in the pharmaceutical, biopharmaceutical, specialty pharmaceutical and biotechnology sectors;

•	developments concerning intellectual property rights generally or those of us or our competitors;

•	changes in securities analysts’ estimates of our financial performance or deviations in our business and the trading price of our common stock from the estimates of securities analysts;

•	events affecting any future collaborations, commercial agreements and grants;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	sales of large blocks of our common stock, including sales by significant stockholders, our executive officers or our directors or pursuant to shelf or resale registration statements that register shares of our common stock that may be sold by us or certain of our current or future stockholders;

•	discussion of us or our stock price by the financial and scientific press and in online investor communities;

•	commencement of delisting proceedings by the NYSE MKT;

•	additions or departures of key personnel; and

•	changes in third-party payor reimbursement policies.

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

Our stock price could decline significantly based on progress with and results of clinical studies of MST-188 and regulatory agency decisions affecting development of MST-188.

We expect announcements of progress with and results of clinical studies of MST-188 and regulatory decisions (by us, the FDA, or another regulatory agency) to affect our stock price. Stock prices of companies in our industry have declined significantly when such results and decisions were unfavorable or perceived to be negative or discouraging or when a product candidate did not otherwise meet expectations. If progress in clinical studies of MST-188 or MST-188 study results are not viewed favorably by us or third parties, including investors, analysts, potential collaborators, the academic and medical communities and regulators, our stock price could decline significantly and you could lose your investment in our common stock.

We may report top-line clinical and nonclinical study data from time to time, which is based on preliminary analysis of then-available data. Such preliminary findings and conclusions are subject to change following a more comprehensive review of the study data. In addition, results of clinical and nonclinical studies often are subject to different interpretations. We may interpret or weigh the importance of study data differently than third parties, including those noted above. Others may not accept or agree with our analysis of study data, which could impact the approvability of our product candidates and/or the value of our development programs and our company in general.

Sales of substantial amounts of our common stock or the perception that such sales may occur could cause the market price of our common stock to drop significantly, even if our business is performing well.

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, us or our existing stockholders of shares of our common stock. Sales by our existing stockholders might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. In February 2014, we commenced an “at the market” offering program, or ATM program, under which we may sell shares of our common stock having an aggregate offering price of up to $30 million, and the shelf registration statement on Form S-3 under which the ATM program is registered may be used to register the sale and issuance of up to an additional $120 million of our securities, subject to limitations if our public float is less than $75 million. In addition, we have outstanding warrants to purchase more than 44 million additional shares of our common stock and warrants to purchase more than 28 million of those shares have an exercise price of $0.65 per share. Collectively, the ATM program, the shelf registration statement and the outstanding, in-the-money warrants, may increase the likelihood of sales of substantial amounts of our shares, or the perception that substantial sales may occur, by us or our existing securityholders from time to time, which could cause the market price of our common stock to drop significantly.

We have voting control over shares held by the former principal stockholders of SynthRx and Aires Pharmaceuticals and we will have voting control over shares issuable to such stockholders in the future, and we may determine to cause those shares to be voted in such a manner that does not necessarily coincide with the interests of individual stockholders or particular groups of stockholders.

We have voting control with respect to approximately 2.1% of our outstanding common stock (based on shares outstanding as of March 24, 2014), pursuant to agreements we entered into with the former principal stockholders of each of SynthRx and Aires Pharmaceuticals in connection with our acquisition of those companies. Pursuant to the voting and transfer restriction agreement between us and each of the former principal stockholders of SynthRx, we have an irrevocable proxy to vote the shares of our common stock beneficially owned by those stockholders with respect to every action or approval by written consent of our stockholders in such manner as directed by us, except in limited circumstances. If the development of MST-188 achieves the remaining milestones set forth in our merger agreement with SynthRx, we will issue an additional 12,478,050 shares of our common stock to the former stockholders of SynthRx and the amount of those shares held by the stockholder parties to the voting and transfer restriction agreement will also be subject to the irrevocable proxy held by us. In addition, pursuant to the stockholder agreements between us and the former principal stockholders of Aires, we have an irrevocable proxy to vote the shares of our common stock issued to such stockholders upon completion of the Aires acquisition in February 2014 and to vote any additional shares that may be issued (up to 4,198,830 shares in the aggregate) at the end of the six-month holdback period with respect to every action or approval by written consent of our stockholders in such manner as directed by us, except in limited circumstances. Accordingly, pursuant to our agreements with the former principal stockholders of SynthRx and Aires, assuming achievement of the remaining milestones under our merger agreement with SynthRx and issuance of all 12,478,050 milestone shares, as well as issuance of the full amount of the “holdback” shares under our merger agreement with Aires, based on 113,607,834 shares of our common stock outstanding as of March 24, 2014, we would have voting control with respect to approximately 14.2% of our outstanding common stock. As a result, in the future, we may have significant control over substantially all matters requiring approval by our stockholders, including the election of directors and the approval of certain mergers and other business combination transactions. Even if less than all potential milestone-related and holdback shares are issued, our ability to control a potentially significant block of stockholder votes pursuant to these voting agreements may enable us to substantially affect the outcome of proposals brought before our stockholders. Although our board of directors acts in a manner it believes is in the best interest of our stockholders as a whole, the interests of our stockholders as a whole may not always coincide with the interests of individual stockholders or particular groups of stockholders.

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

If we were to issue shares of our common stock or preferred stock that are available for issuance, our stock price could decline.

We have 500,000,000 shares of authorized common stock and, as of December 31, 2013, more than 329 million of such authorized shares were not outstanding or reserved for issuance under outstanding warrants, options equity incentive plans or other rights. Subject to applicable securities laws and stock exchange listing requirements, our board of directors is authorized under our charter documents to sell and issue our authorized, but unissued, common stock without stockholder approval and may do so to satisfy our capital requirements or expand our product pipeline. We are also authorized to issue up to 1,000,000 shares of preferred stock, without stockholder approval. The preferred stock may have rights that are superior to the rights of the holders of our common stock, at a purchase price then approved by our board of directors. The sale or the proposed sale of substantial amounts of our common stock or preferred stock in the public markets may adversely affect the market price of our common stock and our stock price. Our stockholders may also experience substantial dilution

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

	Sales Price
	2013		2012
	High	Low	High	Low
First Quarter	$0.82	$0.56	$0.75	$0.56
Second Quarter	$0.76	$0.41	$0.70	$0.45
Third Quarter	$0.52	$0.40	$0.87	$0.49
Fourth Quarter	$0.55	$0.40	$0.80	$0.54

As of March 24, 2014, we had approximately 151 record holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

Recent Sales of Unregistered Securities

In April 2011, we acquired SynthRx, Inc. through a merger transaction in exchange for shares of our common stock and rights to additional shares of our common stock contingent upon achievement of certain milestones. On June 4, 2013, pursuant to the terms of our merger agreement with SynthRx and as a result of the achievement of the first milestone under the merger agreement, we issued an aggregate of 250,000 shares of our common stock to the former stockholders of SynthRx on a pro rata basis based on each such stockholder’s ownership percentage of SynthRx immediately prior to the effective time of the merger.

In February 2014, we acquired Aires Pharmaceuticals, Inc. through a merger transaction in exchange for shares of our common stock and, on February 28, 2014, pursuant to the terms of the merger agreement, we issued an aggregate of 1,049,706 shares of our common stock to former stockholders of Aires.

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

Under SEC rules and regulations, because the aggregate worldwide market value of our common stock held by non-affiliates was less than $75 million, as of June 28, 2013, the last business day of our most recently completed second fiscal quarter, we are considered to be a “smaller reporting company.” Accordingly, we are not required to provide the information required by this item in this report.

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

Overview

We are a biopharmaceutical company developing novel therapies for serious or life-threatening diseases with significant unmet needs. We are leveraging our Molecular Adhesion & Sealant Technology, or MAST, platform, derived from over two decades of clinical, nonclinical and manufacturing experience with purified and non-purified poloxamers, to develop MST-188, our lead product candidate, for serious or life-threatening diseases and conditions typically characterized by impaired microvascular blood flow and damaged cell membranes. We recently acquired Aires Pharmaceuticals, which is developing AIR001 (sodium nitrite) inhalation solution, and we are in the process of determining the optimal development strategy for this new asset.

We have devoted substantially all of our resources to research and development, or R&D, and to acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue and we have incurred significant losses since inception. We incurred losses from operations of $21.5 million and $15.6 million for the years ended December 31, 2013 and December 31, 2012, respectively. Our cash, cash equivalents and investment securities were $44.4 million as of December 31, 2013.

We continue to focus our resources primarily on MST-188. We believe that its pharmacologic effects support its development in a wide range of diseases and conditions and we intend to develop MST-188 in multiple clinical indications, both independently and through collaborations. In May 2013, we began enrolling subjects in EPIC, a pivotal phase 3 study of MST-188 in patients with sickle cell disease, and enrollment of that study is one of our top priorities. In March 2014, we initiated a phase 2, clinical proof-of-concept study of MST-188 in combination with recombinant tissue plasminogen activator (rt-PA) in patients with acute lower limb ischemia to evaluate whether MST-188 improves effectiveness of rt-PA therapy. In addition, our MST-188 pipeline includes development programs in heart failure and resuscitation following major trauma (i.e., restoration of circulating blood volume and pressure).

We anticipate that our cash, cash equivalents and investment securities will be sufficient to fund our operations for at least the next 12 months. However, we have based this estimate on significant assumptions and we could utilize our available financial resources sooner than we currently expect. For example, we may pursue development activities for our product candidates at levels or on timelines, or we may incur unexpected expenses, that shorten the period through which our current financial resources will sustain us. We expect to incur significant and increasing losses for the next several years as we advance our product candidates through clinical studies and other development activities and seek regulatory approval for commercialization. We will need additional capital to support our planned operating activities. In addition, we may seek to expand our product pipeline through acquisition of additional product candidates and/or technologies. We expect that our capital requirements will increase in future periods if we determine to pursue clinical development of AIR001 without a partner, or if we determine to conduct studies of MST-188 in addition to those currently planned or pursue development of MST-188 in additional indications, or if we determine to expand our product pipeline through acquisition of new product candidates and/or technologies. For the foreseeable future, we plan to fund our operations through public or private equity and/or debt financings and through collaborations, including licensing arrangements. However, adequate additional capital may not be available to us on acceptable terms, on a timely basis, or at all. Our failure to raise capital as and when needed would have a material and adverse effect on our financial condition and ability to pursue our business strategy.

Acquisition of Aires Pharmaceuticals

Merger Consideration. On February 27, 2014, we completed the acquisition of Aires Pharmaceuticals, Inc., a privately-held Delaware corporation, in an all-stock transaction pursuant to an agreement and plan of merger, dated February 7, 2014, by and among us, AP Acquisition Sub, Inc., a wholly-owned subsidiary of ours, Aires Pharmaceuticals, and a stockholders’ representative, which resulted in Aires becoming our wholly-owned subsidiary. Aires’ lead product candidate, AIR001 (sodium nitrite) inhalation solution, is an intermittently nebulized formulation of nitrite with orphan drug designation in the U.S. and European Union for the treatment of pulmonary arterial hypertension. Upon completion of the merger, we issued an aggregate of 1,049,706 unregistered shares of our common stock to former Aires stockholders and, following a six-month holdback period, we will issue up to 4,198,830 additional unregistered shares of our common stock, in the aggregate, to former Aires stockholders, subject to adjustment to satisfy indemnification obligations of the former Aires stockholders to us, if any, in accordance with the merger agreement. There are no milestone or earn-out payments under the merger agreement; therefore, the total merger consideration will not exceed 5,248,536 shares, or 5% of the shares of our common stock outstanding as of the closing date.

Stockholder Agreement. On February 7, 2014, we also entered into a stockholder agreement with the holders of all outstanding shares of Aires preferred stock and approximately 90% of the outstanding shares of Aires common stock. The transfer restrictions aspect of this agreement, among other things, prohibits the stockholder parties from transferring any shares acquired from us pursuant to the merger agreement for a period of six months from the closing date of the merger, subject to certain exceptions.

In-License Agreement with The National Institutes of Health. Aires has exclusive, sublicensable, worldwide rights to issued and pending patents related to nitrite salts and their uses, under which it may develop and commercialize inhaled nitrite formulations to treat pulmonary arterial hypertension, ischemia reperfusion injury and reperfusion injury associated with organ transplantation pursuant to a Public Health Service Patent License Agreement – Exclusive, or the NIH License. Under the terms of the NIH License, Aires agreed to make a minimum annual payment of $15,000. Aires also agreed to make “benchmark” payments of up to $7.2 million, with (a) $0.3 million related to clinical development milestones in pulmonary arterial hypertension, (b) $0.1 million related to the issuance of the first U.S. patent in the licensed field of use, and (c) $6.8 million related to the filing of the first NDA, regulatory approval, and commercial sales of a covered product in pulmonary arterial hypertension. In addition to these benchmark payments, to the extent a covered product is approved for commercial sale, under the NIH License, Aires will pay annual royalties ranging from 4% to 5% of its annual net sales of covered products.

Acquisition of SynthRx

Merger Consideration. In April 2011, we acquired SynthRx, Inc. as a wholly-owned subsidiary through a merger transaction in exchange for shares of our common stock and rights to additional shares of our common stock upon achievement of specified milestones related to MST-188. We have issued an aggregate of 3,050,851 shares of our common stock to the former SynthRx stockholders, 1,454,079 of which we repurchased in December 2012 for $0.001 per share pursuant to our exercise of a repurchase right under the merger agreement. We designated the repurchased shares as treasury stock. We could issue up to an aggregate of 12,478,050 additional shares of our common stock to the former SynthRx stockholders if and when the development of MST-188 achieves certain milestones, with 3,839,400 shares issuable upon the FDA’s acceptance for review of a NDA covering the use of purified poloxamer 188 for the treatment of sickle cell crisis in children, which we refer to as the Second Milestone, and 8,638,650 shares issuable upon approval of such NDA by the FDA, which we refer to as the Third Milestone.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations included in this annual report is based upon consolidated financial statements that we have prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in these consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to determination of the fair value of acquired in-process research and development, or IPR&D, goodwill and recognition of expenses for clinical study accruals and share-based compensation. We base our estimates on historical information, when available, and assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Accrued Research and Development Expenses. As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. Many of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The majority of our accrued expenses relate to R&D services and related expenses. Examples of estimated accrued R&D expenses include:

•	fees paid to contract research organizations, or CROs, in connection with clinical studies;

•	fees paid to investigative sites and investigators in connection with clinical studies;

•	fees paid to contract manufacturing organizations, or CMOs, in connection with process development activities and production of nonclinical and clinical trial material;

•	fees paid to vendors in connection with nonclinical development activities; and

•	fees paid to consultants for regulatory-related advisory services.

We base our expenses related to CROs and CMOs on our estimates of the services received and efforts expended pursuant to purchase orders or contracts with multiple service providers that we engage to conduct and manage clinical studies and manufacture our clinical trial material on our behalf. The financial terms of our arrangements with our CROs and CMOs are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful completion of specified process development activities or the successful enrollment of patients and the completion of clinical study milestones. In accruing these service fees, we estimate, as applicable, the time period over which services will be performed (e.g., enrollment of patients, activation of clinical sites, etc.). If the actual timing varies from our estimate, we adjust the accrual accordingly. In addition, there may be instances in which payments made to service providers will exceed the level of services provided and result in a prepayment of R&D expense, which we report as an asset. The actual costs and timing of clinical studies and research-related manufacturing are uncertain and subject to change depending on a number of factors. Differences between actual costs of these services and the estimated costs that we have accrued in a prior period are recorded in the subsequent period in which the actual costs become known to us. Historically, these differences have not resulted in material adjustments, but such differences may occur in the future and have a material impact on our consolidated results of operations or financial position.

Business Combinations. We account for business combinations, such as our acquisitions of SynthRx in April 2011 and Aires Pharmaceuticals in February 2014, in accordance with Accounting Standards Codification, or ASC, Topic 805, Business Combinations, which requires the purchase price to be measured at fair value. When the purchase price consists entirely of shares of our common stock, we calculate the purchase price by determining the probability-weighted fair value as of the acquisition date of shares issued and issuable, if applicable, pursuant to the terms of the agreement governing the business combination. If the transaction involves contingent consideration based on achievement of milestones or earn-out events, our calculation of the purchase price involves probability inputs that are highly judgmental due to the inherent unpredictability of drug development, particularly by development-stage companies such as ours. We recognize estimated fair values of the tangible assets and intangible assets acquired, including IPR&D, and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the fair value of the tangible and intangible assets acquired and liabilities assumed in excess of the purchase price.

Accounting for business combinations requires us to make significant estimates and assumptions, particularly with respect to the fair value of any contingent consideration or acquired IPR&D. These calculations typically are highly judgmental and it is possible that other professionals, applying reasonable judgment to the same facts and circumstances, would develop and support a range of alternative estimated amounts. For instance, in accounting for our acquisition of SynthRx, we used a discounted cash flow model to determine the fair value of the contingent consideration, though other methodologies could have been used. Discounted cash flow models require the use of significant estimates and assumptions, including, but not limited to: the probability of clinical and regulatory success for a product candidate considering its stage of development; the time and resources needed to complete the development and approval of a product candidate, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining FDA and other regulatory approvals; estimated cash flows projected following the approval of a product candidate in development; the commercial life of the potential approved product and associated risks; and risks associated with uncertainty regarding achievement of the milestone or earn-out events. Changes in any of such estimates and assumptions could significantly impact the fair values recorded for assets acquired and liabilities assumed, resulting in significant charges to our operations. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Goodwill and Acquired IPR&D. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, or ASC Topic 350, our goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired. We perform our annual impairment testing on September 30 of each year. Pursuant to Accounting Standards Update, or ASU, No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that our goodwill or our acquired IPR&D is impaired. If we choose to first assess qualitative factors and we determine that it is not more likely than not goodwill or acquired IPR&D is impaired, we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others.

If we perform a quantitative assessment of goodwill, we utilize the two-step approach prescribed under ASC Topic 350. Step 1 requires a comparison of the carrying value of a reporting unit, including goodwill, to its estimated fair value. We test for impairment at the entity level because we operate on the basis of a single reporting unit. If our carrying value exceeds our fair value, we then perform Step 2 to measure the amount of impairment loss, if any. In Step 2, we estimate the fair value of our individual assets, including identifiable intangible assets, and liabilities to determine the implied fair value of goodwill. We then compare the carrying value of our goodwill to its implied fair value. The excess of the carrying value of goodwill over its implied fair value, if any, is recorded as an impairment charge.

If we perform a quantitative assessment of IPR&D, we calculate the estimated fair value of acquired IPR&D by using the Multi-Period Excess Earnings Method, or MPEEM, which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life.

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

We estimate the grant date fair value of a stock option award using the Black-Scholes option-pricing model, or Black-Scholes model. In determining the grant date fair value of a stock option award under the Black-Scholes model, we must make a number of assumptions, including the term of the award, the volatility of the price of our common stock over the term of the award, and the risk-free interest rate. Changes in these or other assumptions could have a material impact on the compensation expense we recognize.

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

Operating Expenses

Research and Development Expenses. We maintain and evaluate our R&D expenses by the type of cost incurred rather than by project. We do this primarily because we outsource a substantial portion of our work and our R&D personnel and consultants work across multiple programs rather than dedicating their time to one particular program. We began maintaining such expenses by type on January 1, 2005. We categorize our R&D expenses as external clinical study fees and expenses, external nonclinical study fees and expenses, personnel costs and share-based compensation expense. The major components of our external clinical study fees and expenses are fees and expenses related to CROs and clinical study investigative sites and investigators. The major components of our external nonclinical study fees and expenses are fees and expenses related to preclinical studies and other nonclinical testing, research-related manufacturing, including process development activities, and quality assurance and regulatory affairs services. Research-related manufacturing expenses include costs associated with purchasing active pharmaceutical ingredient (API), conducting process development activities, producing clinical trial material, producing material for stability testing to support regulatory filings, related labeling, testing and release, packaging and storing services and related consulting fees. Impairment losses on R&D-related manufacturing equipment are also considered research-related manufacturing expenses. Personnel costs relate to employee salaries, benefits and related costs.

A general understanding of drug development is critical to understanding our results of operations and, particularly, our R&D expenses. Drug development in the U.S. and most countries throughout the world is a process that includes several steps defined by the FDA and similar regulatory authorities in foreign countries. The FDA approval processes relating to new drug products differ depending on the nature of the particular product candidate for which approval is sought. With respect to any product candidate with active ingredients not previously approved by the FDA, a prospective drug product manufacturer is required to submit an NDA that includes complete reports of pre-clinical, clinical and laboratory studies and extensive manufacturing information to demonstrate the product candidate’s safety and effectiveness. Generally, a new drug application, or NDA, must be supported by at least phase 1, 2 and 3 clinical studies, with each study typically more expensive and lengthy than the previous study.

Future expenditures on R&D programs are subject to many uncertainties, including the number of clinical studies required to be conducted for each development program and whether we will develop a product candidate with a partner or independently. At this time, due to such uncertainties and the risks inherent in drug product development and the associated regulatory process, we cannot estimate with any reasonable certainty the duration of or costs to complete our R&D programs, or whether or when or to what extent revenues will be generated from the commercialization and sale of any of our product candidates. The duration and costs of our R&D programs, in particular, the duration and costs associated with clinical studies and research-related manufacturing, can vary significantly as a result of a variety of factors, including:

•	the number of clinical and nonclinical studies necessary to demonstrate the safety and efficacy of a product candidate in a particular indication;

•	the number of patients who participate in each clinical study;

•	the number and location of sites included and the rate of site approval in each clinical study;

•	the rate of patient enrollment and ratio of randomized to evaluable patients in each clinical study;

•	the duration of patient treatment and follow-up;

•	the potential additional safety monitoring or other studies requested by regulatory agencies;

•	the time and cost to manufacture clinical trial material and commercial product, including process development and scale-up activities, and to conduct stability studies, which can last several years;

•	the availability and cost of comparative agents used in clinical studies;

•	the timing and terms of any collaborative or other strategic arrangements that we may establish; and

•	the cost, requirements, timing of and the ability to secure regulatory approvals;

We regularly evaluate the prospects of our R&D programs, including in response to available scientific, nonclinical and clinical data, our assessments of a product candidate’s market potential and our available resources, and make determinations as to which programs to pursue and how much funding to direct to each one.

We expect our R&D expenses to increase as we continue EPIC, our phase 3 clinical study of MST-188 in sickle cell disease, and initiate and conduct additional studies of MST-188, including the phase 2 clinical study in acute limb ischemia that we initiated in March 2014, as well as perform additional manufacturing process development activities and manufacture additional clinical trial material. As a result, we expect our R&D expenses to increase significantly in 2014 relative to 2013.

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

We expect SG&A expenses in 2014 to remain consistent relative to 2013.

Transaction-Related Expenses. Transaction-related expenses consist of legal, accounting, financial and business development advisory fees associated with the evaluation of potential acquisition targets and execution of acquisition transactions, including our acquisitions of Aires and SynthRx. Transaction-related expenses also include the changes in the fair value of the contingent asset and contingent liability related to our acquisition of SynthRx, which we remeasured as of the end of each quarter and as of the date the contingent arrangement was settled.

Interest and Other Income/(Expense). Interest and other income/(expense) includes interest income, interest expense, gains and losses from foreign currency exchanges, and other non-operating gains and losses.

Results of Operations – Comparison of 2013 and 2012

Revenue. We recognized no revenue for the years ended December 31, 2013 and December 31, 2012.

Operating Expenses. The following table illustrates the types of operating expenses we incurred in 2013 and 2012 and their respective percent of our total operating costs for those periods:

	Operating Expenses Years Ended December 31,
	2013	2012
Research and development	60%	52%
Selling, general and administrative	40%	48%
Transaction-related expenses	0%	0%
Depreciation and amortization	0%	0%

Total operating expenses	100%	100%

R&D Expenses. In 2013, our most significant R&D expenses were external costs associated with the EPIC study and our QT/QTc study of MST-188. These expenses consisted primarily of costs associated with CRO expenses, clinical study-related consulting and U.S. investigative site expenses, which include start-up costs as well as patient expenses. In 2012, our most significant R&D expenses were third-party fees and expenses that related primarily to generating MST-188 clinical trial material and preparing for the EPIC study.

The following table summarizes our consolidated R&D expenses by type for each of the periods listed and their respective percent of our total R&D expenses for 2013 and 2012:

	Years Ended December 31,				January 1, 2005 through December 31,
	2013	%	2012	%	2013
External clinical study fees and expenses	$7,524,311	58%	$1,328,201	16%	$33,621,810
External nonclinical study fees and expenses	2,797,472	22%	4,688,770	58%	38,953,509
Personnel costs	2,409,095	19%	1,993,405	25%	15,763,541
Share-based compensation expense	171,385	1%	77,776	1%	3,146,606

Total	$12,902,263	100%	$8,088,152	100%	$91,485,466

R&D expenses increased by $4.8 million, or 59.5%, to $12.9 million for the year ended December 31, 2013, compared to $8.1 million for the year ended December 31, 2012. The increase in R&D expenses in 2013 compared to 2012 was due to a $6.2 million increase in external clinical study fees and expenses, a $0.4 million increase in personnel costs and a $0.1 million increase in share-based compensation expense, offset by a $1.9 million decrease in external nonclinical study fees and expenses. The $6.2 million increase in external clinical study fees and expenses was related primarily to 1) a $4.1 million increase in EPIC study costs, primarily for CRO expenses and U.S. investigative site expenses, 2) a $1.8 million increase related to QT/QTc study expenses, and 3) a $0.3 million increase related to preparing to initiate our phase 2 study in ALI. The $0.4 million increase in personnel costs resulted primarily from additional clinical and research-related manufacturing staff hired in late 2012 and 2013. The $1.9 million decrease in external nonclinical study fees and expenses resulted primarily from a $1.7 million decrease in research-related manufacturing activities for ANX-514, which we discontinued in 2012, and a $0.2 million decrease in research-related manufacturing activities for MST-188.

Selling, General and Administrative Expenses. In 2013 and 2012, our SG&A expenses consisted primarily of employee salaries and benefits, consulting fees for investor relations, market strategy and research, human resources, facilities, internal systems support, business development and accounting services, and share-based compensation expense.

SG&A expenses increased by $1.0 million, or 13.3%, to $8.5 million for the year ended December 31, 2013, compared to $7.5 million for the year ended December 31, 2012. This increase resulted from a $0.7 million increase in consulting and legal services fees and a $0.3 million increase in personnel costs, mainly due to additional staff hired in 2013. The increase in consulting and legal services fees was due primarily to increases in investor relations, market strategy and research, and business development activities and patent and other legal counsel expenses.

Transaction-Related Expenses. Transaction-related expenses were $0.1 million for the year ended December 31, 2013, compared to negative, ($0.1) million for the year ended December 31, 2012. We recognized transaction-related expenses for the year ended December 31, 2013 related to legal fees associated with the acquisition of Aires Pharmaceuticals in February 2014 and as a result of an increase in the fair value of the contingent liability related to the consideration for our acquisition of SynthRx at its settlement date, May 30, 2013, relative to December 31, 2012, which increase was due to the increase in our stock price at the settlement date ($0.71 per share) relative to December 31, 2012 ($0.57 per share).

We recognized transaction-related expenses for the year ended December 31, 2012 due to changes in the fair values of our contingent asset and contingent liability at December 13, 2012 and December 31, 2012, respectively, compared to December 31, 2011. The contingent asset and contingent liability both related to contingent consideration for the SynthRx acquisition. The contingent asset was settled on December 13, 2012 by our repurchase of 1,454,079 shares of our common stock from the former SynthRx stockholders, and we remeasured its fair value as of that date. The contingent liability was not settled during 2012 and, consequently, we remeasured its fair value as of December 31, 2012. The changes in the fair values of the contingent asset and contingent liability were due to updated estimates at the time regarding the probability and circumstances of achievement of the first milestone under the merger agreement and the differences in our stock price at December 13, 2012 ($0.61 per share) and December 31, 2012 ($0.57 per share) relative to December 30, 2011 ($0.59 per share), which was the last trading day of 2011.

Net Loss. Net loss was $21.5 million, or $0.28 per share (basic and diluted), for the year ended December 31, 2013, compared to a net loss of $15.6 million, or $0.33 per share (basic and diluted), for the year ended December 31, 2012.

Liquidity and Capital Resources

We have a history of generating losses from operations and we anticipate that we will continue to incur losses for at least the next several years. For the years ended December 31, 2013 and 2012, we incurred losses from operations of $21.5 million and $15.6 million, respectively. Our cash, cash equivalents and investment securities were $44.4 million at December 31, 2013.

We historically have funded our operations principally through proceeds from sales of our equity securities. We did not conduct any capital-raising transaction in 2012. In June 2013, we completed an underwritten public offering with gross proceeds of $28.1 million from the sale and issuance of units consisting of 56,195,000 shares of our common stock and warrants to purchase 28,097,500 shares of our common stock. Net proceeds, after deducting underwriting discounts and commissions and other offering expenses, were $25.7 million. The warrants have an exercise price of $0.65 per share and, subject to certain beneficial ownership limitations, are exercisable at any time on or before June 19, 2018.

We may receive up to $0.8 million, $6.6 million, $5.6 million, $11.7 million and $18.3 million of additional net proceeds from the exercise of warrants issued in the registered direct equity financings we completed in October 2009, May 2010 and January 2011 and the underwritten public offerings we completed in November 2011 and June 2013, respectively. However, the timing of the exercise and extent to which any of these warrants are exercised before they expire are beyond our control and depend on a number of factors, including certain beneficial ownership limitations and the market price of our common stock. The exercise prices of these warrants are $3.67, $3.65, $2.75, $1.10 and $0.65 per share, respectively. In comparison, the closing sale price of our common stock on March 24, 2014 was $0.74 per share and we do not expect the holders of the warrants to exercise them unless and until our common stock trades at or above the exercise price of their warrants.

In February 2014, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $30 million, from time to time, through an “at the market” equity offering program, or ATM program, under which Cowen acts as sales agent. As of March 24, 2014, we had sold and issued an aggregate of 9,847,842 shares at a weighted-average sales price of $0.83 per share under the ATM program for aggregate gross proceeds of $8.2 million. After deducting sales agent commission and discounts, such proceeds totaled $8.0 million.

For a discussion of our liquidity and capital resources outlook, see “Management Outlook” below.

Analysis of our 2013 versus 2012 cash flow from operating, investing and financing activities is provided below.

	December 31, 2013	Increase During 2013	December 31, 2012
Cash, cash equivalents and investment securities	$44,392,540	$7,881,138	$36,511,402
Net working capital	$40,694,652	$6,091,656	$34,602,996

	Year Ended December 31, 2013	Change Between Periods	Year Ended December 31, 2012
Net cash used in operating activities	$(17,788,962)	$(3,870,094)	$(13,918,868)
Net cash used in investing activities	$(4,765,816)	$2,399,359	$(7,165,175)
Net cash provided by financing activities	$25,736,952	$25,736,212	$740

Operating activities. Net cash used in operating activities was $17.8 million in 2013, compared to $13.9 million in 2012. The increase in cash used in operating activities in 2013 was due primarily to a higher net loss in 2013 as compared to 2012 ($5.9 million), which was attributable primarily to increases in our R&D expenses in connection with MST-188 development activities, an increase in prepaid and other assets ($0.1 million) and a decrease in depreciation and amortization expense ($0.1 million), offset by an increase in our accounts payable and accrued liabilities ($2.4 million), an increase in the loss on the change in fair value of contingent consideration related to our SynthRx acquisition ($0.1 million) and an increase in share-based compensation expense ($0.1 million). The increase in accounts payable and accrued liabilities was primarily related to increased accruals for services provided by our CROs and CMOs and higher compensation-related accruals due to the timing of payments. We also incurred a $0.4 million equipment impairment charge in 2012 related to ANX-514 manufacturing equipment.

Investing activities. Net cash used in investing activities was $4.8 million in 2013, compared to $7.2 million in 2012. The difference was due primarily to an increase of $6.1 million in purchases of certificates of deposit, offset by $8.3 million in maturities and sales of certificates of deposits and a $0.2 million decrease in purchases of property and equipment.

Financing activities. Net cash provided by financing activities was $25.7 million in 2013, compared to $740 in 2012. The cash provided by financing activities in 2013 consisted of proceeds from the underwritten public offering of our equity securities completed in June 2013.

Management Outlook

We anticipate that our cash, cash equivalents and investment securities will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, our estimate of the period of time through which our current financial resources will be adequate to support our operations is a forward-looking statement based on significant assumptions that involve a number of risks and uncertainties and actual results could differ materially. Factors that will affect our future capital requirements include, but are not limited to: the progress and results of our clinical and nonclinical studies of MST-188, particularly the EPIC study and the phase 2 study in acute limb ischemia; the number and nature of indications and jurisdictions in which we pursue development and regulatory approval of MST-188, and the extent to which we do so independently or through collaborations; our development strategy for AIR001; the rate of progress and costs of development and regulatory approval activities associated with our product candidates, including expenses related to initiating and conducting clinical studies and research-related manufacturing expenses; the extent to which we increase our workforce; the extent to which we seek to commercialize and sell our product candidates, if approved, independently or through collaborations; the extent of commercial success of any of our product candidates for which we receive regulatory approval; the costs and timing of establishing commercial manufacturing supply arrangements for our product candidates and establishing or acquiring sales and distribution capabilities for any approved products; and the extent to which we seek to expand our product pipeline through acquisitions and execute on transactions intended to do so.

MST-188

We are focusing our resources primarily on development of MST-188. In 2013, we initiated the EPIC study and enrolling subjects in that study is one of our top priorities. We expect to enroll 388 subjects in the study from approximately 70 medical centers – 40 in the U.S. and 30 outside the U.S. At the end of 2013, we had opened 40 U.S. sites and, since then, we have opened clinical sites in multiple jurisdictions outside of the U.S. We expect to have approximately 25 sites open outside of the U.S. by the end of 2014. Although predicting the rate of enrollment for EPIC is subject to a number of significant assumptions and the actual rate may differ materially, we expect to complete enrollment by the end of 2015. We estimate that external clinical study fees and expenses from January 2014 through completion of the EPIC study will be approximately $16 million.

In addition to enrolling subjects in EPIC, we are conducting activities to evaluate the potential of MST-188 to reduce organ damage and improve survival in patients with sickle cell disease. First, we plan to conduct a sub-study at select EPIC sites to investigate and quantify the effect of MST-188 on microvascular blood flow, indirectly measured by tissue oxygenation using a non-invasive method, and we will evaluate the relationship between tissue oxygenation and clinical outcomes, such as the duration of vaso-occlusive crisis. Approximately 30 patients who are concurrently randomized in EPIC will be enrolled in the sub-study. We submitted the protocol for the sub-study to the FDA in 2013 and plan to initiate it during the second quarter of 2014. The estimated external clinical study fees and expenses to conduct the sub-study are included in the estimated cost of EPIC stated above.

We are conducting the pilot phase of a nonclinical study in a transgenic mouse model of sickle cell disease. The objective of this study is to demonstrate that chronic intermittent administration of MST-188 reduces the accumulating burden of organ damage and prolongs survival. The transgenic mice express human sickle hemoglobin and have been shown to mirror the pathophysiology and disease progression of sickle cell disease typically seen in humans, including development of neuropathy, organ damage and premature death. The results of this study, coupled with the clinical pharmacodynamic data from the EPIC sub-study described above, may provide the best evidence of MST-188’s ability to improve long-term outcomes, where direct evaluation of those outcomes is impractical. We expect to complete this study, including the survival portion, in late 2015.

In March 2014, we initiated a phase 2, clinical proof-of-concept study of MST-188 in combination with rt-PA in acute limb ischemia, or ALI. The study will enroll approximately 60 patients with acute lower limb ischemia from approximately 15 sites within and outside the U.S. and compare a high dose and low dose of MST-188 in combination with rt-PA against rt-PA alone. We estimate that the study will take approximately 18 months to enroll and that external clinical study fees and expenses for the study will be approximately $4 million. If this phase 2 study in ALI demonstrates that MST-188 improves the “clot busting” activity of rt-PA, we believe it not only would progress development in that indication, but also generate interest in developing MST-188 in other manifestations of occlusive arterial disease, such as stroke. Therefore, in parallel to the phase 2 study in ALI, we plan to conduct a nonclinical study in an experimental model of thrombotic stroke to evaluate MST-188’s potential to expand the window in which rt-PA is effective and improve the therapeutic effect of rt-PA.

We also are evaluating MST-188’s potential in heart failure, another area of significant unmet medical need. Although there have been modest improvements in treatment, acute decompensated heart failure remains associated with high mortality and high hospital admission and readmission rates in patients older than 65 years. In contrast with current treatments, such as vasodilators and beta blockers, which can indirectly improve heart function, MST-188’s membrane sealant and hemorheologic activity may directly improve heart contractility and function. Earlier this year, we announced positive results from a randomized, placebo-controlled, nonclinical study of MST-188 in a model of chronic heart failure. Encouraged by those results, we are evaluating options for clinical development of MST-188 in heart failure. We plan to submit an investigational new drug application to the FDA covering the use of MST-188 in heart failure in the summer of 2014 and, if FDA feedback is positive, we expect to initiate a phase 2, dose-finding, clinical study of MST-188 in patients with heart failure in the first half of 2015. Our preliminary estimate of external clinical study fees and expenses for the phase 2 study is approximately $3 million; however, we are still early in the planning process and this estimate may change. We do not expect 2014 external clinical study fees and expenses related to the MST-188 heart failure program to be material.

In addition, we are evaluating MST-188’s potential in resuscitation following major trauma (i.e., restoration of circulating blood volume and pressure). Based on feedback from U.S. Department of Defense personnel, during 2014, we plan to conduct a nonclinical study of MST-188 in an experimental model of trauma. The results of this study, if positive, may generate further interest from the Department of Defense in evaluating the utility of MST-188 as a resuscitation fluid following major trauma.

Finally, we are conducting or plan to conduct a number of other ex vivo, nonclinical in vivo and in vitro studies of MST-188 to further understand its pharmacologic effects and support our intellectual property positions.

AIR001

In February 2014, we acquired Aires Pharmaceuticals, Inc., which is developing AIR001, an intermittently nebulized form of sodium nitrite to treat pulmonary vascular disorders, such as pulmonary hypertension (PH). Over the next several months, we will continue to confer with clinical and regulatory experts in PH and heart disease to define the optimal development strategy for AIR001. In parallel, we will review data from the approximately 20 subjects who completed treatment in a phase 2 study of AIR001 in pulmonary arterial hypertension, which, as a result of capital constraints, Aires had been in the process of closing prior to the acquisition, and we plan to support expansion of an ongoing, university-sponsored phase 2a study of AIR001 in WHO Group 1 and WHO Group 3 PH to patients with PH associated with heart failure (WHO Group 2 PH). We estimate that, during the 12-month period following the acquisition of Aires, costs of the AIR001 program, including costs to wind-down the phase 2 studies in PAH, support the expansion of the university-sponsored phase 2a study, Aires personnel costs and consulting fees, will be approximately $2 million. However, as we refine our development strategy for AIR001 over the next few months, we expect that our initial plans for the program, and, therefore, its estimated costs, will change. In particular, we are aware of other planned investigator-sponsored clinical studies of AIR001 in WHO Group 2 PH patients and we may determine to provide some level of support to those studies, which could increase our current estimate of program costs.

In parallel with our independent development of MST-188 and AIR001, from time to time, we evaluate opportunities for strategic collaborations, including with respect to country-specific development and regulatory or commercial expertise that would enhance the value of our programs.

Although we anticipate that our cash, cash equivalents and investment securities will be sufficient to fund our operations for at least the next 12 months, we do not anticipate that such capital alone will be sufficient to fund our operations through the successful development and commercialization of MST-188 or AIR001. In addition, our capital requirements likely will increase in future periods as we progress development of MST-188 in currently planned indications and potentially pursue its development in additional indications and define our development strategy for AIR001. Further, our capital requirements would likely increase if we were to expand our product pipeline through acquisition of new product candidates and/or technologies. For the foreseeable future, we plan to fund our operations through public or private equity and/or debt financings and through collaborations, including licensing arrangements. Even though we were able to raise significant funds in the recent past through equity financings, adequate additional financing may not be available to us in the future on acceptable terms, on a timely basis, or at all. Our failure to raise capital as and when needed would have a material and adverse effect on our financial condition and ability to pursue our business strategy.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)) as of December 31, 2013. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2013 these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15(d) that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Not applicable.

PART III

Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our 2014 annual meeting of stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, as well as all of our other officers, directors and employees. This code of ethics is a part of our code of business conduct and ethics, and is available on our corporate website at www.masttherapeutics.com. We intend to disclose future amendments to, or waivers of, certain provisions of our code of ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our corporate website within four business days following such amendment or waiver.

The other information required by this item will be set forth in the Proxy Statement and is incorporated into this report by reference.

Item 11.	Executive Compensation.

The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated into this report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents Filed. The following documents are filed as part of this report:

(1)	Financial Statements. The following reports of PricewaterhouseCoopers LLP and financial statements:

•	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2013 and 2012 and from inception (June 12, 1996) through December 31, 2013

•	Consolidated Statements of Stockholders’ Equity (Deficit) from inception (June 12, 1996) through December 31, 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and from inception (June 12, 1996) through December 31, 2013

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. See subsection (c) below.

(3)	Exhibits. See subsection (b) below.

(b)	Exhibits. The exhibits filed or furnished with this report are set forth on the Exhibit Index immediately following the signature page of this report, which Exhibit Index is incorporated herein by reference.

(c)	Financial Statement Schedules. All schedules are omitted because they are not applicable, the amounts involved are not significant or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2014	Mast Therapeutics, Inc.

	By:	/s/ Brian M. Culley
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

Signature	Title	Date

/s/ Brian M. Culley Brian M. Culley	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2014

/s/ Brandi L. Roberts Brandi L. Roberts	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 26, 2014

/s/ Jack Lief Jack Lief	Chair of the Board	March 26, 2014

/s/ David A. Ramsay David A. Ramsay	Director	March 26, 2014

/s/ Lewis J. Shuster Lewis J. Shuster	Director	March 26, 2014

Index to Consolidated Financial Statements

Page
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Income/(Loss)	F-4

Consolidated Statements of Stockholders’ Equity (Deficit)	F-5 - F-9

Consolidated Statements of Cash Flows	F-10 - F-11

Notes to Consolidated Financial Statements	F-12 - F-28

Financial Statement Schedules:

Financial statement schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

See accompanying notes to consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Mast Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2013 and 2012, the related consolidated statements of operations and comprehensive income/(loss), and of cash flows for the years then ended, and the related consolidated statements of stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of Mast Therapeutics, Inc. and its subsidiaries (a development stage enterprise) at December 31, 2013 and 2012, the results of their operations and their cash flows for the years then ended, and financial position and operations cumulatively from January 1, 2011 through December 31, 2013 (not separately presented) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Diego, California

March 26, 2014

See accompanying notes to consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$25,681,092	$22,500,440
Investment securities	18,711,448	14,010,962
Prepaid expenses and other current assets	1,135,490	662,260

Total current assets	45,528,030	37,173,662
Property and equipment, net	105,747	198,358
In-process research and development	6,549,000	6,549,000
Goodwill	3,006,883	3,006,883
Other assets	60,312	43,912

Total assets	$55,249,972	$46,971,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$963,947	$698,838
Accrued liabilities	2,495,088	1,283,976
Accrued compensation and payroll taxes	1,374,343	445,352
Contingent liability	—	142,500

Total current liabilities	4,833,378	2,570,666
Deferred income tax liability	2,608,755	2,608,755

Total liabilities	7,442,133	5,179,421

Commitments (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 102,710,286 and 47,719,365 shares issued at December 31, 2013 and 2012, respectively; 102,710,286 and 46,265,286 shares outstanding at December 31, 2013 and 2012, respectively	102,710	47,720
Treasury stock, at cost – 1,454,079 shares at December 31, 2012	—	(1,454)
Additional paid-in capital	254,154,693	226,696,863
Accumulated other comprehensive loss	(20,738)	(2,194)
Deficit accumulated during the development stage	(206,428,826)	(184,948,541)

Total stockholders’ equity	47,807,839	41,792,394

Total liabilities and stockholders’ equity	$55,249,972	$46,971,815

See accompanying notes to consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Operations and Comprehensive Income/(Loss)

	Years Ended December 31,		Inception (June 12, 1996) Through December 31,
	2013	2012	2013
			(Unaudited)
Revenues:
Net sales	$—	$—	$174,830
Licensing revenue	—	—	1,300,000
Grant revenue	—	—	618,692

Total net revenue	—	—	2,093,522
Cost of goods sold	—	—	51,094

Gross margin	—	—	2,042,428

Operating expenses:
Research and development	12,902,263	8,088,152	98,959,719
Selling, general and administrative	8,517,781	7,519,405	76,184,493
Transaction-related expenses	79,640	(69,602)	751,292
Depreciation and amortization	39,517	90,047	11,064,752
Write-off of in-process research and development	—	—	10,422,130
Goodwill impairment	—	—	5,702,130
Equity in loss of investee	—	—	178,936

Total operating expenses	21,539,201	15,628,002	203,263,452

Loss from operations	(21,539,201)	(15,628,002)	(201,221,024)
Reduction of fair value of warrants	—	—	(12,239,688)
Interest income	60,268	73,560	4,892,476
Interest expense	—	—	(191,729)
Other income (expense), net	(1,352)	(5,047)	128,353

Loss before cumulative effect of change in accounting principle	(21,480,285)	(15,559,489)	(208,631,612)
Cumulative effect of change in accounting principle	—	—	(25,821)

Net loss	(21,480,285)	(15,559,489)	(208,657,433)
Preferred stock dividends	—	—	(621,240)
Deemed dividends on preferred stock	—	—	(10,506,683)

Net loss applicable to common stock	$(21,480,285)	$(15,559,489)	$(219,785,356)

Loss per common share — basic and diluted	$(0.28)	$(0.33)

Weighted average shares outstanding — basic and diluted	76,585,752	47,641,043

Comprehensive Income/(Loss):
Net loss	$(21,480,285)	$(15,559,489)	$(208,657,433)
Unrealized gains (losses) on marketable securities	(18,544)	104	(18,582)
Foreign currency translation adjustments	—	—	(2,156)

Comprehensive net loss	$(21,498,829)	$(15,559,385)	$(208,678,171)

See accompanying notes to consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)

Inception (June 12, 1996) Through December 31, 2013

	Cumulative convertible preferred stock, series A through C		Convertible preferred stock, series A (2009)		Cumulative convertible preferred stock, series B through F (2009 - 2010)		Common stock		Additional paid-in	Accumulated other comprehensive	Deficit accumulated during development	Treasury stock,	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	stage	at cost	(deficit)
Balances at June 12, 1996 (date of incorporation)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Sale of common stock without par value	—	—	—	—	—	—	20	—	10	—	—	—	10
Issuance of common stock and net liabilities assumed in acquisition	—	—	—	—	—	—	68,645	69	4,871	—	(18,094)	—	(13,154)
Issuance of common stock	—	—	—	—	—	—	80,405	80	2,386	—	(2,466)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(259,476)	—	(259,476)

Balances at December 31, 1996 (unaudited)	—	—	—	—	—	—	149,070	149	7,267	—	(280,036)	—	(272,620)
Sale of common stock, net of offering costs of $9,976	—	—	—	—	—	—	40,182	40	1,790,939	—	—	—	1,790,979
Issuance of common stock in acquisition	—	—	—	—	—	—	15,036	15	888,235	—	—	—	888,250
Minority interest deficiency at acquisition charged to the Company	—	—	—	—	—	—	—	—	—	—	(45,003)	—	(45,003)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,979,400)	—	(1,979,400)

Balances at December 31, 1997 (unaudited)	—	—	—	—	—	—	204,288	204	2,686,441	—	(2,304,439)	—	382,206
Rescission of acquisition	—	—	—	—	—	—	(15,036)	(15)	(888,235)	—	561,166	—	(327,084)
Issuance of common stock at conversion of notes payable	—	—	—	—	—	—	18,011	18	363,982	—	—	—	364,000
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	260,000	—	—	—	260,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,204,380)	—	(1,204,380)

Balances at December 31, 1998 (unaudited)	—	—	—	—	—	—	207,263	207	2,422,188	—	(2,947,653)	—	(525,258)
Sale of common stock	—	—	—	—	—	—	27,136	27	134,973	—	—	—	135,000
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	212,000	—	—	—	212,000
Net loss	—	—	—	—	—	—	—	—	—	—	(1,055,485)	—	(1,055,485)

Balances at December 31, 1999 (unaudited)	—	—	—	—	—	—	234,399	234	2,769,161	—	(4,003,138)	—	(1,233,743)
Sale of preferred stock, net of offering costs of $76,500	3,200	32	—	—	—	—	—	—	3,123,468	—	—	—	3,123,500
Issuance of common stock at conversion of notes and interest payable	—	—	—	—	—	—	16,499	16	492,481	—	—	—	492,497
Issuance of common stock at conversion of notes payable	—	—	—	—	—	—	2,814	3	83,997	—	—	—	84,000
Issuance of common stock to settle obligations	—	—	—	—	—	—	19,804	20	1,202,140	—	—	—	1,202,160
Issuance of common stock for acquisition	—	—	—	—	—	—	280,000	280	9,332,489	—	—	—	9,332,769
Issuance of warrants for acquisition	—	—	—	—	—	—	—	—	4,767,664	—	—	—	4,767,664
Stock issued for acquisition costs	—	—	—	—	—	—	6,000	6	487,494	—	—	—	487,500
Expense related to stock warrants issued	—	—	—	—	—	—	—	—	140,000	—	—	—	140,000
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(85,000)	—	—	—	(85,000)
Cashless exercise of warrants	—	—	—	—	—	—	23,963	24	(24)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(3,701,084)	—	(3,701,084)

Balances at December 31, 2000 (unaudited)	3,200	32	—	—	—	—	583,479	583	22,313,870	—	(7,704,222)	—	14,610,263

See accompanying notes to consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)

Inception (June 12, 1996) Through December 31, 2013

	Cumulative convertible preferred stock, series A through C		Convertible preferred stock, series A (2009)		Cumulative convertible preferred stock, series B through F (2009 - 2010)		Common stock		Additional paid-in	Accumulated other comprehensive	Deficit accumulated during development	Treasury stock,	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	stage	at cost	(deficit)
Dividends payable on preferred stock	—	$—	—	$—	—	$—	—	$—	$(256,000)	$—	$—	$—	$(256,000)
Repurchase of warrants	—	—	—	—	—	—	—	—	(55,279)	—	—	—	(55,279)
Sale of warrants	—	—	—	—	—	—	—	—	47,741	—	—	—	47,741
Cashless exercise of warrants	—	—	—	—	—	—	8,740	9	(9)	—	—	—	—
Issuance of common stock to pay preferred dividends	—	—	—	—	—	—	3,737	4	212,996	—	—	—	213,000
Detachable warrants issued with notes payable	—	—	—	—	—	—	—	—	450,000	—	—	—	450,000
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	167,138	—	—	—	167,138
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	4,252	4	387,267	—	—	—	387,271
Issuance of preferred stock to pay operating expenses	137	1	—	—	—	—	—	—	136,499	—	—	—	136,500
Net loss	—	—	—	—	—	—	—	—	—	—	(16,339,120)	—	(16,339,120)

Balances at December 31, 2001 (unaudited)	3,337	33	—	—	—	—	600,208	600	23,404,223	—	(24,043,342)	—	(638,486)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(242,400)	—	—	—	(242,400)
Repurchase of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of warrants	—	—	—	—	—	—	9,600	10	117,843	—	—	—	117,853
Cashless exercise of warrants	—	—	—	—	—	—	4,008	4	(4)	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	13,783	14	168,808	—	—	—	168,822
Sale of preferred stock at $1.50 per share	200,000	2,000	—	—	—	—	—	—	298,000	—	—	—	300,000
Sale of preferred stock at $10.00 per share	70,109	701	—	—	—	—	—	—	700,392	—	—	—	701,093
Conversion of preferred stock into common stock	(3,000)	(30)	—	—	—	—	72,000	72	(42)	—	—	—	—
Preferred stock dividends forgiven	—	—	—	—	—	—	—	—	335,440	—	—	—	335,440
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	163,109	—	—	—	163,109
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	251	—	12,269	—	—	—	12,269
Issuance of preferred stock to pay operating expenses	136	1	—	—	—	—	—	—	6,000	—	—	—	6,001
Share-based compensation expense – employee options	—	—	—	—	—	—	—	—	329,296	—	—	—	329,296
Net loss	—	—	—	—	—	—	—	—	—	—	(2,105,727)	—	(2,105,727)

Balances at December 31, 2002 (unaudited)	270,582	2,705	—	—	—	—	699,850	700	25,292,934	—	(26,149,069)	—	(852,730)
Dividends payable on preferred stock	—	—	—	—	—	—	—	—	(37,840)	—	—	—	(37,840)
Conversion of Series C preferred stock into common stock	(70,109)	(701)	—	—	—	—	560,874	561	140	—	—	—	—
Issuance of common stock to pay interest on Bridge Notes	—	—	—	—	—	—	6,633	7	53,484	—	—	—	53,491
Sale of common stock at $0.40 per share, net of issuance costs	—	—	—	—	—	—	265,630	266	2,597,066	—	—	—	2,597,332
Sale of common stock at $1.00 per share, net of issuance costs	—	—	—	—	—	—	148,069	148	3,992,701	—	—	—	3,992,849
Exchange of warrants	—	—	—	—	—	—	9,412	9	49,712	—	—	—	49,721
Issuance of common stock to pay operating expenses	—	—	—	—	—	—	9,200	9	206,790	—	—	—	206,799
Issuance of warrants to pay operating expenses	—	—	—	—	—	—	—	—	156,735	—	—	—	156,735
Share-based compensation expense – employee options	—	—	—	—	—	—	—	—	286,033	—	—	—	286,033
Net loss	—	—	—	—	—	—	—	—	—	—	(2,332,077)	—	(2,332,077)

Balances at December 31, 2003 (unaudited)	200,473	2,004	—	—	—	—	1,699,668	1,700	32,597,755	—	(28,481,146)	—	4,120,313

See accompanying notes to consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)

Inception (June 12, 1996) Through December 31, 2013

	Cumulative convertible preferred stock, series A through C		Convertible preferred stock, series A (2009)		Cumulative convertible preferred stock, series B through F (2009 - 2010)		Common stock		Additional paid-in	Accumulated other comprehensive	Deficit accumulated during development	Treasury stock,	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	stage	at cost	(deficit)
Extinguishment of dividends payable on preferred stock	—	$—	—	$—	—	$—	—	$—	$72,800	$—	$—	$—	$72,800
Conversion of Series A cumulative preferred stock	(473)	(4)	—	—	—	—	9,460	9	(5)	—	—	—	—
Conversion of Series B preferred stock	(200,000)	(2,000)	—	—	—	—	8,000	8	1,992	—	—	—	—
Cashless exercise of warrants	—	—	—	—	—	—	18,583	18	(18)	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	953	1	27,352	—	—	—	27,353
Issuance of warrants in settlement of a claim	—	—	—	—	—	—	—	—	86,375	—	—	—	86,375
Sale of common stock at $1.50 per share	—	—	—	—	—	—	416,705	417	15,626,033	—	—	—	15,626,450
Payment of financing and offering costs	—	—	—	—	—	—	—	—	(1,366,774)	—	—	—	(1,366,774)
Share-based compensation expense – employee options	—	—	—	—	—	—	—	—	524,922	—	—	—	524,922
Acquisition of treasury stock	—	—	—	—	—	—	—	—	34,747	—	—	(34,747)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(6,701,048)	—	(6,701,048)

Balances at December 31, 2004 (unaudited)	—	—	—	—	—	—	2,153,369	2,153	47,605,179	—	(35,182,194)	(34,747)	12,390,391
Net loss	—	—	—	—	—	—	—	—	—	—	(24,782,646)	—	(24,782,646)
Other comprehensive income/(loss)	—	—	—	—	—	—	—	—	—	(1,722)	—	—	(1,722)
Par value of shares issued in conjunction with mezzanine financing	—	—	—	—	—	—	432,432	433	(433)	—	—	—
Cashless exercise of warrants	—	—	—	—	—	—	5,985	6	(6)	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	90,348	90	3,073,348	—	—	—	3,073,438
Exercise of stock options	—	—	—	—	—	—	7,400	7	144,993	—	—	—	145,000
Share-based compensation expense – employee options	—	—	—	—	—	—	—	—	994,874	—	—	—	994,874
Share-based compensation expense – non-employee options		—	—	—	—	—	—	—	93,549	—	—	—	93,549
Issuance of common stock to vendor	—	—	—	—	—	—	5,000	5	258,495	—	—	—	258,500

Balances at December 31, 2005, as restated (unaudited)	—	—	—	—	—	—	2,694,534	2,694	52,169,999	(1,722)	(59,964,840)	(34,747)	(7,828,616)
Net loss	—	—	—	—	—	—	—	—	—	—	(29,331,773)	—	(29,331,773)
Other comprehensive income/(loss)	—	—	—	—	—	—	—	—	—	(368)	—	—	(368)
Cashless exercise of warrants	—	—	—	—	—	—	16,807	17	(17)	—	—	—	—
Exercise of warrants, net of financing costs	—	—	—	—	—	—	204,150	204	7,691,386	—	—	—	7,691,590
Acquisition of SD Pharmaceuticals. Inc.	—	—	—	—	—	—	84,000	84	10,163,868	—	—	—	10,163,952
Sale of common stock at $2.75 per share, net of offering costs	—	—	—	—	—	—	581,800	582	37,069,629	—	—	—	37,070,211
Issuance of stock for severance agreement	—	—	—	—	—	—	2,406	2	196,672	—	—	—	196,674
Exercise of stock options	—	—	—	—	—	—	3,700	4	125,747	—	—	—	125,751
Share-based compensation expense – non-employee restricted stock	—	—	—	—	—	—	600	1	68,649	—	—	—	68,650
Share-based compensation expense – employee options	—	—	—	—	—	—	—	—	1,697,452	—	—	—	1,697,452
Share-based compensation expense – non-employee options	—	—	—	—	—	—	—	—	104,225	—	—	—	104,225
Cancellation of treasury stock shares	—	—	—	—	—	—	(927)	(1)	(34,746)	—	—	34,747	—

Balances at December 31, 2006, as restated (unaudited)	—	—	—	—	—	—	3,587,070	3,587	109,252,864	(2,090)	(89,296,613)	—	19,957,748

See accompanying notes to consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)

Inception (June 12, 1996) Through December 31, 2013

	Cumulative convertible preferred stock, series A through C		Convertible preferred stock, series A (2009)		Cumulative convertible preferred stock, series B through F (2009 - 2010)		Common stock		Additional paid-in	Accumulated other comprehensive	Deficit accumulated during development	Treasury stock,	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	stage	at cost	(deficit)
Cumulative effect of change in accounting principle	—	$—	—	$—	—	$—	—	$—	$18,116,751	$—	$12,239,688	$—	$30,356,439
Net loss	—	—	—	—	—	—	—	—	—	—	(22,142,040)	—	(22,142,040)
Other comprehensive income/(loss)	—	—	—	—	—	—	—	—	—	4,792	—	—	4,792
Exercise of stock options	—	—	—	—	—	—	23,033	23	441,593	—	—	—	441,616
Share-based compensation expense – employee options	—	—	—	—	—	—	—	—	2,414,077	—	—	—	2,414,077
Share-based compensation expense - non-employee options	—	—	—	—	—	—	—	—	1,908	—	—	—	1,908

Balances at December 31, 2007 (unaudited)	—	—	—	—	—	—	3,610,103	3,610	130,227,193	2,702	(99,198,965)	—	31,034,540
Net loss	—	—	—	—	—	—	—	—	—	—	(26,647,493)	—	(26,647,493)
Other comprehensive income/(loss)	—	—	—	—	—	—	—	—	—	(2,702)	—	—	(2,702)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense – employee options	—	—	—	—	—	—	—	—	1,605,908	—	—	—	1,605,908
Share-based compensation expense - non-employee options	—	—	—	—	—	—	—	—	4,982	—	—	—	4,982

Balances at December 31, 2008 (unaudited)	—	—	—	—	—	—	3,610,103	3,610	131,838,083	—	(125,846,458)	—	5,995,235
Net loss	—	—	—	—	—	—	—	—	—	—	(11,325,058)	—	(11,325,058)
Sale of series A preferred stock, net of offering costs of $389,125	—	—	1,993	2	—	—	—	—	1,735,627	—	—	—	1,735,629
Conversion of series A preferred stock into common stock	—	—	(1,993)	(2)	—	—	721,448	721	(719)	—	—	—	—
Sale of series B preferred stock, net of offering costs of $247,643	—	—	—	—	1,361	1	—	—	833,030	—	—	—	833,031
Conversion of series B preferred stock into common stock	—	—	—	—	(1,361)	(1)	380,168	380	(379)	—	—	—	—
Sale of series C preferred stock, net of offering costs of $143,885	—	—	—	—	922	1	—	—	711,198	—	—	—	711,199
Conversion of series C preferred stock into common stock	—	—	—	—	(922)	(1)	283,692	284	(283)	—	—	—	—
Sale of series D preferred stock, net of offering costs of $1,327,664	—	—	—	—	11,283	11	—	—	5,124,125	—	—	—	5,124,136
Conversion of series D preferred stock into common stock	—	—	—	—	(11,283)	(11)	2,400,000	2,400	(2,389)	—	—	—	—
Deemed dividend on series A preferred stock	—	—	—	—	—	—	—	—	1,207,536	—	(1,207,536)	—	—
Deemed dividend on series B preferred stock	—	—	—	—	—	—	—	—	214,795	—	(214,795)	—	—
Deemed dividend on series C preferred stock	—	—	—	—	—	—	—	—	186,173	—	(186,173)	—	—
Deemed dividend on series D preferred stock	—	—	—	—	—	—	—	—	3,258,383	—	(3,258,383)	—	—
Share-based compensation expense – employee options	—	—	—	—	—	—	—	—	585,438	—	—	—	585,438
Series A warrants exercised	—	—	—	—	—	—	240,000	240	899,760	—	—	—	900,000
Series D warrants exercised	—	—	—	—	—	—	576,000	576	2,113,344	—	—	—	2,113,920

Balances at December 31, 2009 (unaudited)	—	—	—	—	—	—	8,211,411	8,211	148,703,722	—	(142,038,403)	—	6,673,530

See accompanying notes to consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity (Deficit)

Inception (June 12, 1996) Through December 31, 2013

	Cumulative convertible preferred stock, series A through C		Convertible preferred stock, series A (2009)		Cumulative convertible preferred stock, series B through F (2009 - 2010)		Common stock		Additional paid-in	Accumulated other comprehensive	Deficit accumulated during development	Treasury stock,	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	income (loss)	stage	at cost	(deficit)
Net loss	—	$—	—	$—	—	$—	—	$—	$—	$—	$(8,450,922)	$—	$(8,450,922)
Reduction of shares and cash paid in lieu for fractional shares following the reverse split	—	—	—	—	—	—	(31)	—	(146)	—	—	—	(146)
Sale of series E preferred stock, net of offering costs of $2,162,787	—	—	—	—	19,000	19	—	—	14,014,705	—	—	—	14,014,724
Conversion of series E preferred stock into common stock	—	—	—	—	(19,000)	(19)	1,993,965	1,994	(1,975)	—	—	—	—
Sale of series F preferred stock, net of offering costs of $1,655,234	—	—	—	—	19,217	19	—	—	13,344,749	—	—	—	13,344,768
Conversion of series F preferred stock into common stock	—	—	—	—	(19,217)	(19)	5,190,306	5,190	(5,171)	—	—	—	—
Deemed dividend on series E preferred stock	—	—	—	—	—	—	—	—	2,514,920	—	(2,514,920)	—	—
Deemed dividend on series F preferred stock	—	—	—	—	—	—	—	—	3,124,876	—	(3,124,876)	—	—
Share-based compensation expense – employee options	—	—	—	—	—	—	—	—	785,943	—	—	—	785,943
Series A warrants exercised	—	—	—	—	—	—	84,651	85	317,359	—	—	—	317,444

Balances at December 31, 2010 (unaudited)	—	—	—	—	—	—	15,480,302	15,480	182,798,982	—	(156,129,121)	—	26,685,341
Net loss	—	—	—	—	—	—	—	—	—	—	(13,259,931)	—	(13,259,931)
Sale of common stock, net of offering costs of $1,548,123	—	—	—	—	—	—	8,184,556	8,185	20,951,221	—	—	—	20,959,406
Issuance of stock in SynthRx acquisition	—	—	—	—	—	—	2,800,851	2,801	5,882,522	—	—	—	5,885,323
Sale of common stock, net of offering costs of $1,355,196	—	—	—	—	—	—	21,250,000	21,250	15,623,554	—	—	—	15,644,804
Share-based compensation expense – employee options	—	—	—	—	—	—	—	—	866,052	—	—	—	866,052
Other comprehensive income/(loss)	—	—	—	—	—	—	—	—	—	(2,298)	—	—	(2,298)

Balances at December 31, 2011	—	—	—	—	—	—	47,715,709	47,716	226,122,331	(2,298)	(169,389,052)	—	56,778,697
Net loss	—	—	—	—	—	—	—	—	—	—	(15,559,489)	—	(15,559,489)
Share-based compensation expense – employee options	—	—	—	—	—	—	—	—	1,459,330	—	—	—	1,459,330
Exercise of stock options	—	—	—	—	—	—	3,656	4	2,190	—	—	—	2,194
Repurchase of Subject to Vesting Shares	—	—	—	—	—	—	(1,454,079)	—	—	—	—	(1,454)	(1,454)
Elimination of contingent asset	—	—	—	—	—	—	—	—	(886,988)	—	—	—	(886,988)
Other comprehensive income/(loss)	—	—	—	—	—	—	—	—	—	104	—	—	104

Balances at December 31, 2012	—	—	—	—	—	—	46,265,286	47,720	226,696,863	(2,194)	(184,948,541)	(1,454)	41,792,394
Net loss	—	—	—	—	—	—	—	—	—	—	(21,480,285)	—	(21,480,285)
Sale of common stock, net of offering costs of $2,360,548	—	—	—	—	—	—	56,195,000	56,194	25,680,758	—	—	—	25,736,952
Elimination of treasury stock in connection with offering	—	—	—	—	—	—	—	(1,454)	—	—	—	1,454	—
Share-based compensation expense – employee options	—	—	—	—	—	—	—	—	1,599,822	—	—	—	1,599,822
Issuance of stock pursuant to achievement of milestone in SynthRx acquisition	—	—	—	—	—	—	250,000	250	(250)	—	—	—	—
Elimination of contingent liability	—	—	—	—	—	—	—	—	177,500	—	—	—	177,500
Other comprehensive income/(loss)	—	—	—	—	—	—	—	—	—	(18,544)	—	—	(18,544)

Balances at December 31, 2013	—	$—	—	$—	—	$—	102,710,286	$102,710	$254,154,693	$(20,738)	$(206,428,826)	$—	$47,807,839

See accompanying notes to consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	Years Ended December 31,		Inception (June 12, 1996) Through December 31,
	2013	2012	2013
			(Unaudited)
Cash flows from operating activities:
Net loss	$(21,480,285)	$(15,559,489)	$(208,657,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,517	90,047	10,614,754
Loss on disposals of equipment	—	4,503	61,315
Loss on fair value of warrants	—	—	12,239,688
Loss/(gain) on change in fair value of contingent consideration	35,000	(69,602)	(1,493,907)
Amortization of debt discount	—	—	450,000
Forgiveness of employee receivable	—	—	30,036
Impairment loss — write-off of goodwill	—	—	5,702,130
Share-based compensation expense related to employee stock options and restricted stock issued	1,599,822	1,459,330	13,149,146
Expenses related to options issued to non-employees	—	—	204,664
Expenses paid by issuance of common stock	—	—	1,341,372
Expenses paid by issuance of warrants	—	—	573,357
Expenses paid by issuance of preferred stock	—	—	142,501
Expenses related to stock warrants issued	—	—	612,000
Equity in loss of investee	—	—	178,936
In-process research and development	—	—	10,422,130
Write-off of license agreement	—	—	152,866
Impairment of equipment	—	402,739	510,739
Cumulative effect of change in accounting principle	—	—	25,821
Amortization of premium/(accretion of discount) on investments in securities	—	21,840	(1,571,502)
Changes in assets and liabilities, net of effect of acquisitions:
Increase in prepaid and other current assets	(489,625)	(388,704)	(1,445,484)
Increase in accounts payable and accrued liabilities	2,506,609	120,468	4,801,787

Net cash used in operating activities	(17,788,962)	(13,918,868)	(151,955,084)

Cash flows from investing activities:
Purchases of certificates of deposit	(21,967,035)	(15,822,000)	(45,950,214)
Proceeds from maturities of certificates of deposit	17,248,000	8,675,000	26,939,330
Proceeds from sale of certificate of deposit	—	248,000	248,000
Purchases of other investment securities	—	—	(111,183,884)
Proceeds from maturities and sales of other investment securities	—	—	112,788,378
Purchases of property and equipment	(46,781)	(266,175)	(1,783,585)
Proceeds from sale of property and equipment	—	—	66,920

See accompanying notes to consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	Years Ended December 31,		Inception (June 12, 1996) Through December 31,
	2013	2012	2013
			(Unaudited)
Cash paid for acquisitions, net of cash acquired	$—	$—	$32,395
Payment on obligation under license agreement	—	—	(106,250)
Issuance of note receivable — related party	—	—	(35,000)
Payments on note receivable	—	—	405,993
Advance to investee	—	—	(90,475)
Cash transferred in rescission of acquisition	—	—	(19,475)
Cash received in rescission of acquisition	—	—	230,000

Net cash used in investing activities	(4,765,816)	(7,165,175)	(18,457,867)

Cash flows from financing activities:
Proceeds from sale of common stock	28,097,500	—	151,756,371
Proceeds from exercise of stock options	—	2,194	714,561
Proceeds from sale or exercise of warrants	—	—	14,714,258
Proceeds from sale of preferred stock	—	—	44,474,720
Repurchase of Subject to Vesting Shares	—	(1,454)	(1,454)
Repurchase of warrants	—	—	(55,279)
Payments for financing and offering costs	(2,360,548)	—	(16,257,915)
Payments on notes payable and long-term debt	—	—	(605,909)
Proceeds from issuance of notes payable and detachable warrants	—	—	1,344,718
Cash paid in lieu of fractional shares for reverse stock split	—	—	(146)

Net cash provided by financing activities	25,736,952	740	196,083,925

Effect of exchange rate changes on cash	(1,522)	13,796	10,118

Net increase (decrease) in cash and cash equivalents	3,180,652	(21,069,507)	25,681,092
Cash and cash equivalents at beginning of period	22,500,440	43,569,947	—

Cash and cash equivalents at end of period	$25,681,092	$22,500,440	$25,681,092

See accompanying notes to consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2013

1.	Description of Business

Mast Therapeutics, Inc., a Delaware corporation (“Mast Therapeutics,” “we” or “our company”), is a biopharmaceutical company focused on developing therapies for serious or life-threatening diseases. We have devoted substantially all of our resources to research and development (“R&D”), and acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue. Through our acquisition of SynthRx, Inc. in 2011, we acquired our Membrane Adhesion & Sealant Technology (MAST) platform, which includes proprietary poloxamer-related data and know-how developed over two decades of clinical, nonclinical and manufacturing experience, and we are leveraging the MAST platform to develop MST-188 for serious or life-threatening diseases and conditions typically characterized by impaired microvascular blood flow and damaged cell membranes.

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

We accounted for the acquisition of SynthRx in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”). ASC Topic 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in a business combination. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development (“IPR&D”) to be capitalized at fair value as an intangible asset at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including estimates related to IPR&D, goodwill, R&D expenses and share-based compensation expenses. We base our estimates on historical experience and various other relevant assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Fair Value of Financial Instruments

Our investment securities are, and prior to its settlement our contingent liability was, carried at fair value (see Note 5). Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value due to the short-term maturities of these instruments.

Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which we believe approximates fair value due to the short-term maturities of these instruments. At December 31, 2013 and 2012, we had $1.3 million and $1.0 million of cash equivalents, respectively.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2013

Investment Securities

Investment securities are marketable equity or debt securities. All of our investment securities are “available-for-sale” securities and carried at fair value (see Note 5). Fair value for securities with short maturities and infrequent secondary market trades typically is determined by using a curve-based evaluation model that utilizes quoted prices for similar securities. The evaluation model takes into consideration the days to maturity, coupon rate and settlement date convention. Net unrealized gains or losses on these securities are included in accumulated other comprehensive loss, which is a separate component of stockholders’ equity. Realized gains and realized losses are included in other income/(expense), while amortization of premiums and accretion of discounts are included in interest income. Interest and dividends on available-for-sale securities are included in interest income. We periodically evaluate our investment securities for impairment. If we determine that a decline in fair value of any investment security is other than temporary, then the cost basis would be written down to fair value and the decline in value would be charged to earnings.

Our investment securities are under the custodianship of a major financial institution and consist of FDIC-insured certificates of deposit. We have classified all of our available-for-sale investment securities, including those with maturities beyond one year from the date of purchase, as current assets on our consolidated balance sheets because we consider them to be highly liquid and available for use, if needed, in current operations. As of December 31, 2013, $2.9 million of our investment securities had contractual maturity dates of more than one year and less than or equal to 18 months and none were greater than 18 months.

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

Intangible Assets – Goodwill and Acquired In-Process Research & Development

In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), our goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired. We perform our annual impairment testing as of September 30 of each year. Pursuant to Accounting Standards Update, or ASU, No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that our goodwill or our acquired IPR&D is impaired. If we choose to first assess qualitative factors and we determine that it is not more likely than not goodwill or acquired IPR&D is impaired, we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2013

In performing the quantitative assessment for goodwill, we utilize the two-step approach prescribed under ASC Topic 350. Step 1 requires a comparison of the carrying value of a reporting unit, including goodwill, to its estimated fair value. We test for impairment at the entity level because we operate on the basis of a single reporting unit. If our carrying value exceeds our fair value, we then perform Step 2 to measure the amount of impairment loss, if any. In Step 2, we estimate the fair value of our individual assets, including identifiable intangible assets, and liabilities to determine the implied fair value of goodwill. We then compare the carrying value of our goodwill to its implied fair value. The excess of the carrying value of goodwill over its implied fair value, if any, is recorded as an impairment charge.

In performing the quantitative assessment for acquired IPR&D, we compare the carrying value of acquired IPR&D to its estimated fair value. We calculate the estimated fair value of acquired IPR&D by using the Multi-Period Excess Earnings Method, or MPEEM, which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. This method requires us to make long-term projections of revenues and expenses related to development and commercialization of the acquired assets and assumptions regarding the rate of return on contributory assets, the weighted average cost of capital and the probability adjustment factor for estimated future after-tax cash flows. The excess of the carrying value over its estimated fair value is recorded as an impairment charge.

All impairment charges are recorded to our consolidated statements of operations and comprehensive income/(loss). Our determinations as to whether, and, if so, the extent to which, goodwill and acquired IPR&D become impaired are highly judgmental and based on significant assumptions regarding our projected future financial condition and operating results, changes in the manner of our use and development of the acquired assets, our overall business strategy, and regulatory, market and economic environment and trends. We perform our annual impairment testing as of September 30 each year. As of September 30, 2013, no impairment of goodwill or acquired IPR&D was identified.

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

Concentration of Credit Risk and Significant Sources of Supply

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash, cash equivalents and investment securities. We have a board-approved investment policy that sets our investment parameters and limitations with objectives of preserving principal and liquidity. Our cash and cash equivalent balances consist primarily of money market accounts under the custodianship of major financial institutions. Investment securities are invested in accordance with our investment policy. We do not have any financial instruments with off-balance-sheet risk of accounting loss.

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

Foreign Currency

Net foreign currency gains (losses) resulting from transactions in currencies other than the functional currency are included in other income (expense) in our consolidated statement of operations and comprehensive income/(loss). For the years ended December 31, 2013 and 2012, we recorded net foreign currency gains of less than $1,000 and $53,000 respectively. As of both December 31, 2013 and 2012, less than 1% of our total liabilities were denominated in currencies other than the U.S. dollar, which is our functional currency.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2013

Research and Development Expense

R&D costs are charged to expense as incurred and include, but are not limited to, clinical and nonclinical study costs, research-related manufacturing and related costs, employee salaries and benefits, consulting services fees and share-based compensation cost. Clinical study costs include, but are not limited to, clinical research organization fees, investigator fees, site costs and, as applicable, comparator drug costs. Costs for certain R&D activities, such as research-related manufacturing and clinical studies, are recognized based on an evaluation of the percentage of work completed or the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, duration of the study and/or information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid expenses or accrued R&D costs.

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

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes valuation model, and is recognized as expense over the vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2013 and 2012 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. None of our outstanding share-based awards have market or performance conditions.

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

December 31, 2013

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

Net Loss per Common Share

Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stock for the periods presented by the weighted-average number of common shares outstanding during those periods, respectively, without consideration for outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. For the years ended December 31, 2013 and 2012, our outstanding common stock equivalents consisted of options and warrants to purchase shares of our common stock. The weighted-average number of those common stock equivalents outstanding for each of the periods presented is set forth in the table below:

	Years ended December 31,
	2013	2012
Warrants	31,576,405	17,093,296
Options	5,742,168	3,111,854

	37,318,573	20,205,150

Supplemental Cash Flow Information

	Years ended December 31,		Inception (June 12, 1996) through
	2013	2012	December 31, 2013
Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$180,719
Supplemental disclosures of non-cash investing and financing activities:
Issuance of warrants, common stock and preferred stock for:
Conversion of notes payable and accrued interest	—	—	1,213,988
Prepaid services to consultants	—	—	1,482,781
Conversion of preferred stock	—	—	13,674
Acquisitions	—	—	30,666,878
Issuance of common stock to pay dividends	—	—	213,000
Issuance of common stock for milestone achievement	250	—	250
Financial advisor services in conjunction with financings	—	—	3,477,571
Underwriter commissions in conjunction with financings	—	—	766,784

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2013

	Years ended December 31,		Inception (June 12, 1996) through
	2013	2012	December 31, 2013
Acquisition of treasury stock in settlement of a claim	—	—	34,737
Cancellation of treasury stock	—	—	(34,737)
Assumptions of liabilities in acquisitions	—	—	1,531,806
Fair value of contingent liabilities, net of contingent assets, recorded at acquisition date	—	—	784,419
Acquisition of license agreement for long-term debt	—	—	161,180
Unrealized loss/(gain) on investment securities	18,544	(104)	18,582
Disposal of equipment in conjunction with settlement of a liability	99,875	—	99,875
Cashless exercise of warrants	—	—	4,312
Dividends accrued	—	—	621,040
Trade asset converted to available-for-sale asset	—	—	108,000
Dividends extinguished	—	—	408,240
Trade payable converted to note payable	—	—	83,948
Issuance of warrants for return of common stock	—	—	50,852
Detachable warrants issued with notes payable	—	—	450,000
Cumulative preferred stock dividends	—	—	13,502,403

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

In April 2011, we acquired SynthRx, Inc., a privately-held Delaware corporation, in an all-stock transaction pursuant to an agreement and plan of merger, dated February 12, 2011 (the “Merger Agreement”), by and among us, SRX Acquisition Corporation, a wholly-owned subsidiary of ours, SynthRx and a stockholders’ representative. SynthRx survived the merger transaction as a wholly-owned subsidiary of ours. The merger consideration payable upon completion of the acquisition consisted of (a) 862,078 fully-vested shares of our common stock (the “Fully Vested Shares”) and (b) 1,938,773 shares of our common stock, of which up to approximately 75%, or 1,454,079 shares (the “Subject to Vesting Shares,” and, together with the Fully Vested Shares, the “Closing Shares”), were subject to repurchase by us for $0.001 per share based on the timing and circumstances of achievement of the “First Milestone” under the Merger Agreement, which we considered the dosing of the first patient in the EPIC study, our phase 3 clinical trial of MST-188 in sickle cell disease. In accordance with our repurchase rights under the Merger Agreement, we repurchased all of the Subject to Vesting Shares in December 2012.

In June 2013, in accordance with the terms of the Merger Agreement, we issued an aggregate of 250,000 additional shares of our common stock to the former SynthRx stockholders as a result of achievement of the First Milestone in May 2013. Pursuant to the terms of the Merger Agreement, up to 1,000,000 shares were potentially issuable upon achievement of the First Milestone (the “First Milestone Shares”), but, in accordance with the Merger Agreement, only 250,000 shares were issued based on the timing and circumstances of achievement of the First Milestone. As a former SynthRx stockholder, in accordance with the terms of the Merger Agreement, R. Martin Emanuele, our Senior Vice President, Development, received 52,543 of the shares we issued to the former SynthRx stockholders in June 2013.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2013

Under the Merger Agreement, we are obligated to issue up to an aggregate of 12,478,050 additional shares of our common stock to the former SynthRx stockholders in the event of achievement of regulatory milestones as follows: (a) 3,839,400 shares (the “Second Milestone Shares”) upon the FDA’s acceptance for review of a new drug application covering the use of purified poloxamer 188 for the treatment of sickle cell crisis in children (the “188 NDA”), which is defined in the Merger Agreement as the “Second Milestone,” and (b) 8,638,650 shares (the “Third Milestone Shares” and, collectively with the First Milestone Shares and the Second Milestone Shares, the “Milestone Shares”) upon the FDA’s approval of the 188 NDA, which is defined in the Merger Agreement as the “Third Milestone.”

Based on the estimated fair value as of April 8, 2011, the acquisition date, of the Closing Shares and the Milestone Shares, the total purchase price was approximately $6.7 million.

Acquired In-Process Research and Development

Our acquired IPR&D was the estimated fair value as of the acquisition date of MST-188, which was SynthRx’s lead product candidate. We determined that the estimated fair value of the MST-188 program was $6.5 million as of the acquisition date using the MPEEM (see Note 2).

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

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2013

Contingent Consideration

The Milestone Shares and the Subject to Vesting Shares were considered contingent consideration at the acquisition date because our obligation to issue the Milestone Shares and our repurchase rights with respect to the Subject to Vesting Shares were contingent on future events. To determine the classification of the fair value of this contingent consideration as a liability or equity, we reviewed ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), which requires that contingent consideration arrangements that include potential net cash settlements or variable provisions be classified as a liability (or an asset, as applicable). Such classification requires a fair value measurement initially and subsequently at each reporting date. Changes in the fair value of contingent consideration classified as a liability or an asset are recognized in earnings until the contingent consideration arrangement is settled. Classification as equity requires fair value measurement initially and there are no subsequent re-measurements. Settlement of equity-classified contingent consideration is accounted for within equity.

The probability-weighted fair values of the Second Milestone Shares and the Third Milestone Shares were recorded as equity as there is no net cash settlement provision and the number of shares that ultimately may be issued upon achievement of each of those milestones is fixed. However, the probability-weighted fair value of the First Milestone Shares was recorded as a contingent liability and the probability-weighted fair value of the Subject to Vesting Shares was recorded as a contingent asset because there was variability with respect to the number of shares that we ultimately would be required to issue or permitted to repurchase, respectively, based on the circumstances of achievement of the First Milestone, as described above.

The contingent liability related to the First Milestone Shares was eliminated, or “settled,” in May 2013 upon achievement of the First Milestone and our subsequent issuance of 250,000 of the First Milestone Shares. The contingent asset related to the Subject to Vesting Shares was settled in December 2012 by our exercise in full of our repurchase option and purchase of the Subject to Vesting Shares from the former SynthRx stockholders for $0.001 per share. In accordance with ASC 815-40, we remeasured the contingent liability and contingent asset as of their respective settlement dates.

4.	Investment Securities

At December 31, 2013, the fair value of our investment securities was $18,711,448. The cost basis of such investments was $18,730,030 and net unrealized losses were $18,582.

5.	Fair Value of Financial Instruments

Our investment securities are and, prior to its settlement, our liability for contingent consideration related to the SynthRx acquisition was carried at fair value. The fair value of financial assets and liabilities is measured under a framework that establishes “levels” which are defined as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar items, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2013

The fair values at December 31, 2013 and 2012 of our investment securities and our contingent liability related to the SynthRx acquisition are summarized in the following tables:

	December 31, 2013
	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)
Investment securities	$18,711,448	$—	$18,711,448	$—
Contingent liability	$—	$—	$—	$—

	December 31, 2012
	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)
Investment securities	$14,010,962	$—	$14,010,962	$—
Contingent liability	$(142,500)	$—	$—	$(142,500)

A reconciliation of the contingent liability that was measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) in the year ended December 31, 2013 until it was settled on May 30, 2013 is as follows:

Year ended December 31, 2013
Contingent Liability
Beginning balance	$(142,500)
Settlement on May 30, 2013	177,500
Total net unrealized losses included in earnings	(35,000)

Ending balance	$—

Change in unrealized losses for the period included in earnings for assets or liabilities held during 2013	$(35,000)

6.	Property and Equipment

Property and equipment at December 31, 2013 and 2012 were as follows:

	Useful Lives	2013	2012
Office furniture, computer and lab equipment	3 - 5 years	$275,035	$421,494
Computer software	3 years	57,526	62,509
Leasehold improvements	1 year	34,900	34,900
Equipment in progress	n/a	—	—

		367,461	518,903
Less accumulated depreciation and amortization		(261,714)	(320,545)

Property and equipment, net		$105,747	$198,358

Depreciation and amortization expense was $39,517 and $90,047 for the years ended December 31, 2013 and 2012, respectively.

In connection with our determination in 2012 to discontinue independent development of ANX-514, we assessed the classification and recoverability, at the end of each fiscal quarter, of certain equipment held and used in research-related manufacturing of ANX-514 (the “ANX-514 equipment”) by our contract manufacturer. The original cost of the ANX-514 equipment was $0.6 million. We determined, based on an independent appraisal, that the carrying amount of the ANX-514 equipment exceeded its estimated fair value and was not recoverable. For the year ended December 31, 2012, we recorded an impairment loss of $0.4 million, which was the difference between the carrying amount and estimated fair value at December 31, 2012, as a research and development expense in our consolidated statement of operations and comprehensive income/(loss). The ANX-514 equipment was not classified separately as “held for sale” as of December 31, 2012 because the criteria for that classification, as set forth in ASC Topic 360-10, Property, Plant and Equipment – Overall, were not met.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2013

In April 2013, in connection with reaching an agreement with our contract manufacturer regarding final payment for ANX-514 research-related manufacturing activities, we agreed to assign ownership of the ANX-514 equipment with a carrying amount of $99,875 to the contract manufacturer.

7.	Accrued Liabilities

Accrued liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
Accrued R&D agreement and study expenses	$2,273,860	$1,203,808
Accrued acquisition costs	44,640	—
Other accrued liabilities	176,588	80,168

Accrued liabilities	$2,495,088	$1,283,976

8.	Capital Stock and Warrants

Our certificate of incorporation, as amended, authorizes us to issue 500,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2013, 102,710,286 shares of common stock were outstanding and no shares of preferred stock were outstanding.

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

Warrants

At December 31, 2013, outstanding warrants to purchase shares of common stock are as follows:

Warrants	Exercise Price	Expiration Date
99,696	$11.9125	June 2014
144,000	$5.8750	October 2014
19,007	$4.4750	July 2014
14,183	$4.0625	August 2014
36,071	$3.7500	June 2014
216,000	$3.6700	October 2014
1,816,608	$3.6500	May 2015
409,228	$3.4400	April 2015
2,046,139	$2.7500	January 2016
1,062,500	$1.0000	April 2015
10,625,000	$1.1000	November 2016
28,097,500	$0.6500	June 2018

44,585,932

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2013

9.	Equity Incentive Plans

At December 31, 2013, our equity-based incentive plans consisted of the 2005 Equity Incentive Plan (the “2005 Plan”), the 2005 Employee Stock Purchase Plan (the “Purchase Plan”) and the 2008 Omnibus Incentive Plan (the “Original 2008 Plan”), which has been amended, restated and renamed twice, first in June 2011 as the Amended and Restated 2008 Omnibus Incentive Plan (the “Amended and Restated 2008 Plan”) and again in June 2013 as the 2013 Omnibus Incentive Plan (the “2013 Plan”). During the years ended December 31, 2013 and 2012, all awards granted under our equity-based incentive plans were stock options. The share-based compensation expense from all stock options granted that has been charged to our consolidated statements of operations and comprehensive income/(loss) in those periods was as follows:

	Years Ended December 31,
	2013	2012
Selling, general and administrative expense	$1,428,437	$1,381,554
Research and development expense	171,385	77,776

Share-based compensation expense	$1,599,822	$1,459,330

2013 Omnibus Incentive Plan

Our equity-based incentive plans, which are stockholder-approved, are intended to encourage ownership of shares of common stock by our directors, officers, employees, consultants and advisors and to provide additional incentive for them to promote the success of our business through the grant of share-based awards. Following approval of the Original 2008 Plan by our stockholders in May 2008, no awards have been or will be granted under the 2005 Plan, and, following approval by our stockholders of each amendment and restatement of the Original 2008 Plan, no awards have been or will be granted under the terms of the plan in effect immediately prior to such amendment and restatement.

The 2013 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted share units, performance units, shares and other share-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors.

As of December 31, 2013, the maximum aggregate number of shares of our common stock available for grant under the 2013 Plan was 3,251,222 shares. Shares of common stock that are subject to awards granted under the 2013 Plan shall be counted against the shares available for issuance under this plan as one share for each share subject to a stock option or stock appreciation right and as 1.5 shares for each share subject to an award other than a stock option or a stock appreciation right. If any shares of common stock subject to an award under any of our stockholder-approved, equity-based incentive plans are forfeited, expire or are settled for cash pursuant to the terms of an award, the shares subject to the award may be used again for awards under the 2013 Plan to the extent of the forfeiture, expiration or settlement. The shares of common stock will be added back as one share for every share of common stock if the shares were subject to a stock option or stock appreciation right, and as 1.5 shares for every share of common stock if the shares were subject to an award other than a stock option or stock appreciation right. However, the following shares of common stock will not be added to the shares available for issuance under the 2013 Plan: (i) shares tendered by a participant or withheld by us in payment of the purchase price of a stock

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2013

option, (ii) shares tendered by a participant or withheld by us to satisfy any tax withholding obligation with respect to an option or stock appreciation right, (iii) shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right on exercise thereof, and (iv) shares reacquired by us on the open market or otherwise using cash proceeds from the exercise of stock options. Shares of common stock under awards made in substitution or exchange for awards previously granted, or the right or obligation to make future awards, in each case by a company acquired by us, or with which we combine, will not reduce the number of shares available for issuance under the 2013 Plan. In addition, if a company acquired by us, or with which we combine, has shares available under a pre-existing plan approved by its stockholders and not adopted in contemplation of such acquisition or combination, the shares available for issuance under such plan (adjusted to reflect the exchange or valuation ratio or other adjustment used in the acquisition or combination) may be used for awards under the 2013 Plan and will not reduce the number of shares of common stock available for issuance under the 2013 Plan; provided, however that awards using such available shares shall not be made after the date awards or grants could have been made under the pre-existing plan, absent the acquisition or combination, and shall only be made to individuals who were not our employees or directors prior to the acquisition or combination.

Under the 2013 Plan, the purchase price of shares of common stock covered by a stock option cannot be less than 100% of the fair market value of the common stock on the date the stock option is granted. Fair market value of the common stock is generally equal to the closing price for the common stock on the principal securities exchange on which the common stock is traded on the date the stock option is granted (or if there was no closing price on that date, on the last preceding date on which a closing price is reported). Stock option awards generally have ten-year contractual terms and vest over four years based on continuous service; however, the 2013 Plan allows for other vesting periods.

We canceled options for 227,119 and 236,729 shares of common stock in the years ended December 31, 2013 and 2012, respectively, held by employees and non-employee directors whose service to our company terminated during those respective periods. The shares underlying such options became available for re-issuance as described above under the 2013 Plan or the Amended and Restated 2008 Plan, depending whether the option was canceled before or after June 19, 2013, which was the effective date of the 2013 Plan.

A summary of all of our option activity as of December 31, 2013 and 2012 and of changes in options outstanding under the plans during the year ended December 31, 2013 is as follows:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Years	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,585,743	$2.31
Granted	3,946,204	$0.51
Exercised	—	$—
Cancelled/forfeited/expired	(227,119)	$0.88

Outstanding at December 31, 2013	7,304,828	$1.38	8.57	$4,517

Options exercisable at December 31, 2013	2,471,671	$2.56	7.77	$—

Vested and expected to vest at December 31, 2013	7,197,119	$1.39	8.56	$3,710

The weighted-average grant-date fair value of options granted during the years ended December 31, 2013 and 2012 was $0.41 and $0.61, respectively. As of December 31, 2013, there was approximately $2.6 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a weighted-average period of approximately 2.73 years.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2013

Our determination of fair value is affected by our stock price as well as a number of assumptions that require judgment. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-valuation model. The assumptions used in the Black-Scholes option-valuation model and the calculation of share-based compensation for option grants to employees and non-employee directors during the years ended December 31, 2013 and 2012 are as follows:

	Years Ended December 31,
	2013	2012
Risk-free interest rate	1.0 - 2.0%	0.6 - 0.8%
Dividend yield	0.0%	0.0%
Expected volatility	113 - 132%	131 - 139%
Expected term (in years)	5.3 - 6.1 years	5.2 - 6.1 years
Forfeiture rate (officers and directors)	0%	0 - 4%
Forfeiture rate (employees)	10%	4%

The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have not paid any dividends on common stock since our inception and do not anticipate paying dividends on our common stock in the foreseeable future. The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 107. SAB 107’s guidance was extended indefinitely by SAB 110. The expected volatility is based on the historical volatility of our common stock based on the daily closing prices. Forfeiture rates are based on the expected forfeiture rates for our unvested stock options, which are based in large part on our historical forfeiture rates, but also on assumptions believed to be reasonable under the circumstances.

In accordance with ASC 718, Compensation – Stock Compensation, share-based compensation expense associated with the non-employee director options is included with employee share-based compensation expense.

Employee Stock Purchase Plan

The Purchase Plan was approved by our stockholders in 2005; however, we have not implemented the Purchase Plan. The Purchase Plan, if implemented, allows all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each offering period. Employees may authorize us to withhold up to 15% of their compensation during any offering period, subject to certain limitations. As of December 31, 2013, a maximum of 276,945 shares of common stock would have been issuable under the Purchase Plan had it been in effect as of that date. This maximum number is subject to an annual automatic increase on January 1 of each year (whether or not we have implemented the Purchase Plan) equal to the lesser of (i) 1% of the number of outstanding shares of common stock on such day, (ii) 30,000 shares or (iii) such other amount as our board of directors may specify.

10.	Commitments

Operating Leases

We are obligated under operating leases for office space and equipment. We lease approximately 9,300 square feet of office space for our headquarters in San Diego, California, which lease will expire in January 2015, unless we exercise our option to extend through October 2018. The average rent for this space is $26,677 per month through January 2015. Our option to extend the lease through October 2018 is subject to the landlord’s right to require for its own use all or a portion of the leased premises during such period, which right must be exercised by delivering notice to us within 10 days after receipt of our notice to exercise our option to extend the lease.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2013

From August 2011 through August 2012, we subleased a portion of our space to another company and received rental income of $3,100 per month, which offset our rent expense.

We lease copiers under leases that expire in 2015.

Rent expense was approximately $288,000 and $262,000 during the years ended December 31, 2013 and 2012, respectively.

Future rental commitments under all operating leases are as follows:

Year Ending December 31,
2014	327,638
2015	27,365
2016	—
2017	—
2018	—

Total	$355,003

11.	Income Taxes

Due to our historical net loss position, and as we have recorded a full valuation allowance against net deferred tax assets, there is no provision or benefit for income taxes recorded for the years ended December 31, 2013 and 2012.

The income tax benefit is different from that which would be obtained by applying the statutory Federal income tax rate of 34% to income before income tax expense. The items causing this difference for the years ended December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Income tax benefit at federal statutory rate	$(7,303,000)	$(5,289,000)
R & D credit	(804,000)	279,000
Stock options	207,000	205,000
Net operating loss adjustment	—	14,433,000
Other	37,000	(20,000)
Change in federal valuation allowance	7,863,000	(9,608,000)

Total	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Accrued expenses	$170,969	$118,722
Stock options expense under ASC 718	1,750,192	1,362,557
Net operating loss carry forwards	12,993,615	6,098,125
Income tax credit carry forwards	1,077,789	137,123
Property and equipment	4,542	141,755
Intangibles	1,124,264	2,288,961
Other	19,946	20,110

Total deferred tax assets	17,141,317	10,167,353
Less: valuation allowance	(17,141,317)	(10,167,353)

Total deferred tax assets, net of valuation allowance	$—	$—

Deferred tax liabilities:
Acquired intangibles	(2,608,755)	(2,608,755)

Total deferred tax assets/liabilities, net of valuation allowance	$(2,608,755)	$(2,608,755)

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2013

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

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, limit our ability to use net operating loss carry forwards and R&D tax credit carry forwards (“tax attribute carry forwards”) to offset future taxable income or income tax, respectively, if we experience a cumulative change in ownership of more than 50% within a three-year testing period. During the first quarter of 2012, we completed a formal study through the year ended December 31, 2011 and determined ownership changes within the meaning of IRC Section 382 had occurred during 2010 and 2011, with the most recent as a result of our November 2011 common stock and warrant financing. As a result of these ownership changes, upon application of limitations prescribed by IRC Section 382, we are ineligible to utilize any of the tax attribute carry forwards we had accumulated as of November 11, 2011 to offset future taxable income, and we adjusted our tax attribute carry forwards and deferred tax assets accordingly. As the deferred tax assets associated with the tax attribute carry forwards accumulated as of November 11, 2011 were fully offset by a valuation allowance, a corresponding reduction in the Company’s valuation allowance was also recorded, resulting in no income tax impact. We have not yet conducted a formal study to determine whether an ownership change within the meaning of IRC Section 382 occurred during 2012 or 2013. However, we anticipate that our June 2013 common stock and warrant financing resulted in an ownership change within the meaning of IRC Section 382; therefore, we expect that we are ineligible to utilize any of the tax attribute carry forwards we had accumulated after November 11, 2011 and before June 19, 2013. If other ownership changes are identified, the amount of remaining tax attribute carry forwards available for utilization in future years may be further significantly reduced. However, because all deferred tax assets associated with such tax attribute carry forwards are fully offset by a valuation allowance any such reduction would have no income tax impact.

As of December 31, 2013, we had federal and California net operating loss carry forwards of $35.5 million and $16.0 million, respectively. These tax loss carry forwards begin to expire in 2031 if unused. As of December 31, 2013, we also had federal and gross California R&D tax credit carry forwards of $826,000 and $382,000, respectively. The federal R&D tax credits will begin to expire in 2031. The California R&D tax credits do not expire. We recognized our 2012 federal R&D tax credit in our financial statements for the year ended December 31, 2013 as legislation extending such credit was not enacted until 2013.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2013, we continue to have no unrecognized tax benefits. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. We do not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2013

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Because we have generated net operating losses since inception, no tax liability, penalties or interest has been recognized for balance sheet or income statement purposes as of and for the years ended December 31, 2013 and 2012.

We are subject to income taxation in the U.S. and the state of California. All of our tax years are subject to examination by the tax authorities due to the carry forward of unutilized net operating losses and R&D tax credits.

12.	401(k) Plan

We have a defined contribution savings plan pursuant to Section 401(k) of the IRC. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 100% of eligible compensation, subject to the Internal Revenue Service (“IRS”) imposed maximum limits. The terms of the plan require us to make matching contributions equal to 100% of employee contributions up to 6% of eligible compensation, limited by the IRS-imposed maximum. We incurred total expenses of $182,416 and $163,171 in employer matching contributions in 2013 and 2012, respectively.

13.	Segment Information

We operate our business on the basis of a single reportable segment, which is the business of developing therapies for serious or life-threatening diseases. We evaluate our Company as a single operating segment. The majority of our operating activities and work performed by our employees are currently conducted from a single location in the U.S. We recognized no revenues in 2013 and 2012.

14.	Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012:

Quarterly statements of operations data

	Quarters Ended
2013 (unaudited):	March 31	June 30	September 30	December 31
Revenue	$—	$—	$—	$—
Loss from operations	(5,592,913)	(4,953,239)	(5,270,721)	(5,722,328)
Net loss	(5,580,867)	(4,941,172)	(5,253,531)	(5,704,715)
Net loss applicable to common stock	(5,580,867)	(4,941,172)	(5,253,531)	(5.704,715)
Basic and diluted net loss per share	$(0.12)	$(0.09)	$(0.05)	$(0.06)
Basic and diluted weighted average number of shares of common stock outstanding	46,265,286	53,749,791	102,710,286	102,710,286

Mast Therapeutics, Inc. and Subsidiaries

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2013

	Quarters Ended
2012 (unaudited):	March 31	June 30	September 30	December 31
Revenue	$—	$—	$—	$—
Loss from operations	(4,171,496)	(4,221,558)	(3,218,499)	(4,016,449)
Net loss	(4,152,517)	(4,211,163)	(3,199,053)	(3,996,756)
Net loss applicable to common stock	(4,152,517)	(4,211,163)	(3,199,053)	(3,996,756)
Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.07)	$(0.08)
Basic and diluted weighted average number of shares of common stock outstanding	47,715,709	47,715,709	47,715,709	47,418,669

15.	Subsequent Events

Acquisition of Aires Pharmaceuticals

In February 2014, we completed the acquisition of Aires Pharmaceuticals, Inc., a development-stage, privately-held Delaware corporation, in an all-stock transaction pursuant to the terms of an agreement and plan of merger, dated February 7, 2014, by and among us, AP Acquisition Sub, Inc., a wholly-owned subsidiary of ours, Aires, and a stockholders’ representative (the “Merger Agreement”). Aires survived the merger transaction as a wholly-owned subsidiary of ours. Aires’ lead product candidate, AIR001 (sodium nitrite) inhalation solution, has orphan drug designation in the United States and European Union for the treatment of pulmonary arterial hypertension.

Upon completion of the merger, we issued an aggregate of 1,049,706 unregistered shares of our common stock to former Aires stockholders and, following a six-month holdback period, we will issue up to 4,198,830 additional unregistered shares of our common stock, in the aggregate, to former Aires stockholders, subject to adjustment to satisfy indemnification obligations of the former Aires stockholders to us, if any, in accordance with the merger agreement. There are no milestone or earn-out payments under the merger agreement; therefore, the total merger consideration will not exceed 5,248,536 shares, or 5% of the shares of our common stock outstanding as of the closing date of the merger.

We will account for the acquisition of Aires in accordance with ASC Topic 805.

“At the Market” Equity Offering Program

In February 2014, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $30 million, from time to time, through an “at the market” equity offering program (the “ATM program”), under which Cowen acts as sales agent. As of March 24, 2014, we had sold and issued an aggregate of 9,847,842 shares at a weighted-average sales price of $0.83 per share under the ATM program for aggregate gross proceeds of $8.2 million. After deducting sales agent commission and discounts, such proceeds totaled $8.0 million.

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File/Film No.	Date Filed

2.1	Agreement and Plan of Merger, dated April 7, 2006, among the registrant, Speed Acquisition, Inc., SD Pharmaceuticals, Inc. and certain individuals named therein (including exhibits thereto)		Form 8-K/A	001-32157- 06796248	05/01/06

2.2†	Agreement and Plan of Merger, dated February 12, 2011, by and among the registrant, SRX Acquisition Corporation, SynthRx, Inc. and, solely with respect to Sections 2 and 8, the Stockholders’ Agent		Form 8-K	001-32157- 11752769	04/11/11

3.1	Composite Amended and Restated Certificate of Incorporation, as amended, of the registrant		Form S-1	333-188870- 13873232	05/28/13

3.2	Composite Amended and Restated Bylaws, as amended, of the registrant	X

4.1	Form of common stock certificate of the registrant		Form 10-K	001-32157- 13702619	03/19/13

10.1	Form of Common Stock Purchase Warrant issued on June 12, 2009 by the registrant to the purchasers of the registrant’s 0% Series A Convertible Preferred Stock and to Rodman & Renshaw, LLC and its designees		Form 8-K	001-32157- 09878961	06/08/09

10.2	Form of Common Stock Purchase Warrant issued on July 6, 2009 by the registrant to Rodman & Renshaw, LLC and its designees		Form 8-K	001-32157- 09917820	06/30/09

10.3	Form of Common Stock Purchase Warrant issued on August 10, 2009 by the registrant to Rodman & Renshaw, LLC and its designees		Form 8-K	001-32157- 09989205	08/05/09

10.4	Form of Common Stock Purchase Warrant issued on October 9, 2009 by the registrant to the purchasers of the registrant’s 4.25660% Series D Convertible Preferred Stock and to Rodman & Renshaw, LLC and its designees		Form S-1	333-160778- 091106385	10/05/09

10.5	Form of Common Stock Purchase Warrant issued on January 7, 2010 by the registrant to Rodman & Renshaw, LLC and its designees		Form 8-K	001-32157- 10500379	01/04/10

10.6	Form of Series A and B Common Stock Purchase Warrants issued on May 6, 2010 by the registrant to the purchasers of the registrant’s 2.19446320054018% Series F Convertible Preferred Stock		Form 8-K	001-32157- 10790486	05/03/10

10.7	Form of [Series A/B] Common Stock Purchase Warrant issued on January 11, 2011 by the registrant to the purchasers of the registrant’s common stock and to Rodman & Renshaw, LLC		Form 8-K	001-32157- 11515655	01/07/11

10.8	Warrant Agent Agreement, dated November 11, 2011, by and between the registrant and American Stock Transfer & Trust Company, including the form of Common Stock Purchase Warrant as Exhibit A		Form 8-K	001-32157- 111203681	11/14/11

10.9	Form of Common Stock Purchase Warrant issued on November 16, 2011 to Rodman & Renshaw, LLC and its designees		Form 8-K	001-32157- 111203681	11/14/11

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File/Film No.	Date Filed

10.10	Warrant Agent Agreement, dated June 14, 2013, between the registrant and American Stock Transfer & Trust Company, LLC, including the Form of Common Stock Purchase Warrant as Exhibit A		Form 8-K	001-32157- 13917371	06/17/13

10.11	Sales Agreement, dated February 10, 2014, between the registrant and Cowen and Company, LLC		Form 8-K	001-32157- 14586244	02/10/14

10.12†	Stockholders’ Voting and Transfer Restriction Agreement, dated February 12, 2011, by and among the registrant, each of the principal stockholders of SynthRx, Inc. and, solely with respect to Section 3(c), the Stockholders’ Agent		Form 8-K	001-32157- 11752769	04/11/11

10.13	License Agreement, dated December 10, 2005, among SD Pharmaceuticals, Inc., Latitude Pharmaceuticals, Inc. and Andrew Chen, including a certain letter, dated November 20, 2007, clarifying the scope of rights thereunder		Form 10-K	001-32157- 08690952	03/17/08

10.14†	License Agreement, dated March 25, 2009, among the registrant, SD Pharmaceuticals, Inc. and Shin Poong Pharmaceutical Co., Ltd.		Form 10-Q	001-32157- 09829059	05/15/09

10.15†	License Agreement, dated June 8, 2004, between SynthRx, Inc. and CytRx Corporation, as amended by that certain Letter Agreement Re: Amendment to License Agreement, dated August 3, 2006, and that certain Agreement and Amendment No. 2 to License Agreement, dated December 1, 2010		Form 8-K	001-32157- 11752769	04/11/11

10.16#	2005 Equity Incentive Plan		Form 10-K	001-32157- 07697283	03/15/07

10.17#	Form of Stock Option Agreement under the 2005 Equity Incentive Plan		Form S-8	333-126551- 05951362	07/13/05

10.18#	Form of Stock Option Agreement under the 2005 Equity Incentive Plan (for director option grants beginning in 2008)		Form 10-K	001-32157- 08690952	03/17/08

10.19#	Form of Stock Option Agreement under the 2005 Equity Incentive Plan (for option grants to employees approved in March 2008)		Form 10-Q	001-32157- 08820541	05/12/08

10.20#	Form of Restricted Share Award Agreement under the 2005 Equity Incentive Plan		Form 10-K	001-32157- 06693266	03/16/06

10.21#	2008 Omnibus Incentive Plan		Form 8-K	001-32157- 08874724	06/02/08

10.22#	Form of Notice of Grant of Restricted Stock Units under the 2008 Omnibus Incentive Plan (for grants to employees in January 2009)		Form 8-K	001-32157- 09561715	02/02/09

10.23#	Form of Restricted Stock Units Agreement under the 2008 Omnibus Incentive Plan		Form 8-K	001-32157- 09561715	02/02/09

10.24#	Form of Non-Statutory Stock Option Grant Agreement (for directors) under the 2008 Omnibus Incentive Plan		Form 10-Q	001-32157- 081005744	08/11/08

10.25#	Form of Non-Statutory/Incentive Stock Option Grant Agreement (for consultants/employees) under the 2008 Omnibus Incentive Plan		Form 10-Q	001-32157- 081005744	08/11/08

10.26#	Form of Incentive Stock Option Grant Agreement under the 2008 Omnibus Incentive Plan (for grant to Brian M. Culley in July 2009)		Form 8-K	001-32157- 09957353	07/22/09

10.27#	Form of Incentive Stock Option Grant Agreement under the 2008 Omnibus Incentive Plan (for grant to Patrick L. Keran in July 2009)		Form 8-K	001-32157-09957353	07/22/09

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File/Film No.	Date Filed

10.28#	Form of letter, dated January 20, 2010, modifying options granted to Brian M. Culley and Patrick L. Keran in July 2009		Form 8-K	001-32157- 10547818	01/26/10

10.29#	Form of Incentive Stock Option Grant Agreement under the 2008 Omnibus Incentive Plan (for grant to Brian M. Culley in January 2010)		Form 8-K	001-32157- 10547818	01/26/10

10.30#	Form of Incentive Stock Option Grant Agreement under the 2008 Omnibus Incentive Plan (for grant to Patrick L. Keran in January 2010)		Form 8-K	001-32157- 10547818	01/26/10

10.31#	Incentive Stock Option Grant Agreement under the 2008 Omnibus Incentive Plan, effective as of February 1, 2011, by and between the registrant and Brian M. Culley		Form 10-Q	001-32157- 11823538	05/09/11

10.32#	Incentive Stock Option Grant Agreement under the 2008 Omnibus Incentive Plan, effective as of February 1, 2011, by and between the registrant and Patrick L. Keran		Form 10-Q	001-32157- 11823538	05/09/11

10.33#	Amended and Restated 2008 Omnibus Incentive Plan		Form S-8	333-174940- 11914946	06/16/11

10.34#	Form of [Non-Statutory/Incentive] Stock Option Grant Agreement (for consultants/employees) under the Amended and Restated 2008 Omnibus Incentive Plan		Form S-8	333-174940- 11914946	06/16/11

10.35#	Form of Non-Statutory Stock Option Grant Agreement — Director under the Amended and Restated 2008 Omnibus Incentive Plan		Form S-8	333-174940- 11914946	06/16/11

10.36#	Form of Incentive Stock Option Grant Agreement (for grants to the registrant’s Chief Executive Officer and President and Chief Operating Officer made in July 2011) under the Amended and Restated 2008 Omnibus Incentive Plan		Form 10-Q	001-32157- 111186142	11/08/11

10.37#	Form of Senior Executive Incentive Stock Option Grant Agreement (for grants to the registrant’s Chief Executive Officer and President and Chief Operating Officer made beginning in December 2011) under the Amended and Restated 2008 Omnibus Incentive Plan		Form 10-K	001-32157- 12677367	03/08/12

10.38#	Form of Incentive Stock Option Grant Agreement for grants to the registrant’s Chief Medical Officer under the Amended and Restated 2008 Omnibus Incentive Plan		Form 10-Q	001-32157- 121180752	11/05/12

10.39#	2013 Omnibus Incentive Plan		Form 8-K	001-32157- 13927320	06/21/13

10.40#	Form of Non-Statutory Stock Option Grant Agreement—Director (for grants to non-employee directors) under the 2013 Omnibus Incentive Plan		Form 8-K	001-32157- 13927320	06/21/13

10.41#	Form of Incentive Stock Option Grant Agreement (for grants to employees) under the 2013 Omnibus Incentive Plan		Form 8-K	001-32157- 13927320	06/21/13

10.42#	Form of Senior Executive Incentive Stock Option Grant Agreement (for grants to the registrant’s chief executive officer and president and chief operating officer) under the 2013 Omnibus Incentive Plan		Form 8-K	001-32157- 13927320	06/21/13

10.43#	Form of CMO Incentive Stock Option Grant Agreement (for grants to the registrant’s chief medical officer) under the 2013 Omnibus Incentive Plan		Form 8-K	001-32157- 13927320	06/21/13

10.44#	Offer letter, dated November 15, 2004, to Brian M. Culley		Form 10-KSB	001-32157- 05719975	03/31/05

10.45#	Offer letter, dated February 11, 2011, to Brandi L. Roberts		Form 8-K	001-32157-11704394	03/22/11

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File/Film No.	Date Filed

10.46#	Offer letter, dated March 28, 2011, to R. Martin Emanuele		Form 10-Q	001-32157- 11823538	05/09/11

10.47#	Offer letter, dated July 21, 2011, to Gregory D. Gorgas		Form 10-K	001-32157- 12677367	03/08/12

10.48#	Offer letter, dated July 20, 2012, to Santosh Vetticaden		Form 10-Q	001-32157- 121180752	11/05/12

10.49#	Retention and Severance Plan (as of July 21, 2009) for Brian M. Culley and Patrick L. Keran		Form 8-K	001-32157- 09957353	07/22/09

10.50#	Change in Control Severance Plan, effective as of December 6, 2012		Form 8-K	001-32157- 121250022	12/07/12

10.51#	2012 Executive Incentive Plan		Form 8-K	001-32157- 12642097	02/27/12

10.52#	2013 Executive Incentive Plan		Form 8-K	001-32157- 13587943	02/08/13

10.53#	Director Compensation Policy, adopted March 16, 2011		Form 10-Q	001-32157- 11823538	05/09/11

10.54#	Director Compensation Policy, adopted March 21, 2013		Form 10-Q	001-32157- 13847400	05/15/13

10.55	Form of Director and Officer Indemnification Agreement		Form 8-K	001-32157- 061156993	10/23/06

21.1	List of Subsidiaries	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	X

32.1±	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Indicates that confidential treatment has been requested or granted to certain portions, which portions have been omitted and filed separately with the SEC
#	Indicates management contract or compensatory plan
±	These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.