Form 10-Q
period 2014-06-30
Mast Therapeutics, Inc.
filed 2014-08-11
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of August 6, 2014 was 121,632,240.

(i)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$26,368,452	$25,681,092
Investment securities	20,069,278	18,711,448
Prepaid expenses and other current assets	1,126,150	1,135,490

Total current assets	47,563,880	45,528,030
Property and equipment, net	186,345	105,747
In-process research and development	8,549,000	6,549,000
Goodwill	3,006,883	3,006,883
Other assets	63,497	60,312

Total assets	$59,369,605	$55,249,972

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,226,280	$963,947
Accrued liabilities	3,478,823	2,495,088
Accrued compensation and payroll taxes	1,039,976	1,374,343

Total current liabilities	5,745,079	4,833,378
Deferred income tax liability	3,403,675	2,608,755

Total liabilities	9,148,754	7,442,133

Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 119,842,541 and 102,710,286 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	119,843	102,710
Additional paid-in capital	270,070,217	254,154,693
Accumulated other comprehensive loss	(17,913)	(20,738)
Accumulated deficit	(219,951,296)	(206,428,826)

Total stockholders’ equity	50,220,851	47,807,839

Total liabilities and stockholders’ equity	$59,369,605	$55,249,972

See accompanying notes to unaudited condensed consolidated financial statements.

(1)

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	4,820,122	2,836,935	9,100,939	6,279,847
Selling, general and administrative	2,369,960	2,099,925	4,636,193	4,212,631
Transaction-related expenses	(10,905)	7,500	269,447	35,000
Depreciation and amortization	22,538	8,879	33,988	18,674

Total operating expenses	7,201,715	4,953,239	14,040,567	10,546,152

Loss from operations	(7,201,715)	(4,953,239)	(14,040,567)	(10,546,152)
Interest income	16,872	10,895	32,218	25,311
Other income/(expense), net	32,954	1,172	485,879	(1,198)

Net loss	$(7,151,889)	$(4,941,172)	$(13,522,470)	$(10,522,039)

Net loss per share – basic and diluted	$(0.06)	$(0.09)	$(0.12)	$(0.21)

Weighted average shares outstanding – basic and diluted	115,587,056	53,749,791	110,349,506	50,028,214

Comprehensive Income/(Loss):
Net loss	$(7,151,889)	$(4,941,172)	$(13,522,470)	$(10,522,039)
Other comprehensive gains/(losses)	8,272	1,804	2,825	(6,644)

Comprehensive net loss	$(7,143,617)	$(4,939,368)	$(13,519,645)	$(10,528,683)

See accompanying notes to unaudited condensed consolidated financial statements.

(2)

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(13,522,470)	$(10,522,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,988	18,674
Loss on change in fair value of contingent consideration	—	35,000
Gain on bargain purchase	(485,944)	—
Share-based compensation expense related to employee stock options and restricted stock issued	823,836	716,693
Changes in assets and liabilities, net of effect of acquisitions:
Decrease/(increase) in prepaid expenses and other assets	88,687	(31,526)
(Decrease)/increase in accounts payable and accrued liabilities	(200,392)	623,568

Net cash used in operating activities	(13,262,295)	(9,159,630)

Cash flows from investing activities:
Purchases of certificates of deposit	(7,981,020)	(3,984,000)
Proceeds from maturities of certificates of deposit	6,626,000	9,538,000
Purchases of property and equipment	(109,561)	(17,176)
Cash obtained through acquisition	3,534,480	—

Net cash provided by investing activities	2,069,899	5,536,824

Cash flows from financing activities:
Proceeds from sale of common stock	12,474,478	28,097,500
Proceeds from exercise of warrants	65	—
Payments for financing and offering costs	(594,787)	(2,001,599)

Net cash provided by financing activities	11,879,756	26,095,901

Effect of exchange rate changes on cash	—	(1,299)
Net increase in cash and cash equivalents	687,360	22,471,796
Cash and cash equivalents at beginning of period	25,681,092	22,500,440

Cash and cash equivalents at end of period	$26,368,452	$44,972,236

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

We are a biopharmaceutical company focused on developing therapies for serious or life-threatening diseases. We have devoted substantially all of our resources to research and development (“R&D”) and acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue. Through our acquisition of SynthRx, Inc. (“SynthRx”) in 2011, we acquired our Membrane Adhesion & Sealant Technology (MAST) platform, which includes proprietary poloxamer-related data and know-how derived from over two decades of clinical, nonclinical and manufacturing experience, and we are leveraging the MAST platform to develop MST-188, our lead product candidate, for serious or life-threatening diseases and conditions typically characterized by impaired microvascular blood flow and damaged cell membranes. In February 2014, we completed the acquisition of Aires Pharmaceuticals, Inc. (“Aires”), which is developing AIR001, an intermittently nebulized form of sodium nitrite, to treat pulmonary vascular disorders, and we are in the process of determining the optimal development strategy for this new asset.

Our business, operating results, financial condition, and growth prospects are subject to significant risks and uncertainties, including failing to obtain regulatory approval to commercialize our product candidates and failing to secure additional funding to complete development of and to commercialize our product candidates before another company develops safe and effective treatments for the indications we are pursuing.

We previously were classified as a “development stage entity” under the Master Glossary of the Accounting Standards Codification and, as such, were required to present inception-to-date information in our statements of operations and income, stockholders’ equity, and cash flows. In June 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that eliminates the concept of a development stage entity from U.S. GAAP and removes the related incremental reporting requirements. See Note 11 below for additional information on this new standard. We elected to early adopt the new standard. Accordingly, in contrast to our financial statements in the 2013 Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, the financial statements contained in this report do not include inception-to-date information.

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

(4)

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

We accounted for the acquisition of Aires in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”). The total purchase price of the acquisition is approximately $3.3 million. We calculated the purchase price by first multiplying the estimated total number of shares of our common stock to be issued by $0.80, which was the closing price per share of our common stock on February 27, 2014, the acquisition date. Then, we applied a discount factor to account for lack of market liquidity due to the restrictions on transfer of the securities for a period of six months following the acquisition in accordance with stockholder agreements we entered into with the former Aires stockholders and the fact that the shares are unregistered and we have no obligation to register them for resale.

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

Cash and cash equivalents	$3,534,480
Prepaid expenses and other assets	85,681
In-process research and development	2,000,000

Total assets:	5,620,161
Accounts payable and accrued liabilities	1,069,297
Deferred tax liability	794,920

Total liabilities:	1,864,217

Net assets acquired	$3,755,944

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

To calculate fair value of the AIR001 program under the MPEEM, we used probability-weighted, projected cash flows discounted at a rate considered appropriate given the significant inherent risks associated with drug development by clinical-stage companies. Cash flows were calculated based on estimated projections of revenues and expenses related to AIR001 and then reduced by a contributory charge on requisite assets employed. Contributory assets included debt-free working capital, net fixed assets and assembled workforce. Rates of return on the contributory assets were based on rates used for comparable market participants. Cash flows were assumed to extend through a seven-year market exclusivity period. The resultant cash flows were then discounted to present value using a weighted-average cost of capital for companies with profiles substantially similar to that of Aires, which we believe represents the rate that market participants would use to value the assets. We compensated for the phase of development of the program by applying a probability factor to our estimation of the expected future cash flows. The projected cash flows were based on significant assumptions, including the indication in which we will pursue development of AIR001, the time and resources needed to complete the development and regulatory approval of AIR001, estimates of revenue and operating profit related to the program considering its stage of development, the life of the potential commercialized product, market penetration and competition, and risks associated with achieving commercialization, including delay or failure to obtain regulatory approvals to conduct clinical studies, failure of clinical studies, delay or failure to obtain required market clearances, and intellectual property litigation.

(5)

Deferred Income Tax Liability

The $0.8 million recorded as deferred income tax liability resulting from the acquisition reflects the tax impact of the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability cannot be used to offset deferred tax assets when analyzing our valuation allowance as the acquired IPR&D is considered to have an indefinite life until we complete or abandon development of AIR001.

Pro Forma Information

The following unaudited pro forma information presents our condensed consolidated results of operations as if the acquisition of Aires had occurred on January 1, 2013:

	Six months ended June 30,
	2014	2013
Revenues	$—	$906,826
Loss from operations	(14,548,951)	(15,541,664)
Net loss applicable to common stock	(14,516,472)	(15,515,442)

The $0.9 million of revenues consists of amounts recognized by Aires during the six months ended June 30, 2013 as a result of a payment by a third-party partner pursuant to a collaboration agreement. The agreement was terminated in the fourth quarter of 2013. Aires recognized no revenues in 2014.

The above unaudited pro forma information includes the following nonrecurring adjustments directly attributable to the acquisition:

	Six months ended June 30,
	2014	2013
Transaction-related expenses	$1,304,617	$(1,304,617)

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

The operations of Aires were consolidated with our operations as of the closing of the acquisition on February 27, 2014. Accordingly, Aires’ total operating expenses of $1.2 million for the period from February 27 through June 30, 2014 were included in our condensed consolidated statements of operations and comprehensive income/(loss).

4. Goodwill and IPR&D

At June 30, 2014 and December 31, 2013, our goodwill and IPR&D consisted of the following:

	June 30,	December 31,
	2014	2013
Goodwill	$3,006,883	$3,006,883
IPR&D
Acquired IPR&D related to SynthRx acquisition	6,549,000	6,549,000
Acquired IPR&D related to Aires acquisition	2,000,000	—

Total goodwill and IPR&D	$11,555,883	$9,555,883

Our goodwill represents the difference between the total purchase price for SynthRx and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed. We test our goodwill for impairment annually as of September 30 and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying amount may be impaired.

(6)

Our IPR&D consists of the estimated fair values of the MST-188 and AIR001 programs as of their respective acquisition dates. As discussed in Note 3 above, the estimated fair value of our IPR&D related to the AIR001 program is a preliminary estimate and subject to change as more detailed analyses are completed. We test our acquired IPR&D for impairment annually as of September 30 and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying amount may be impaired.

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

Our investment securities are under the custodianship of a major financial institution and consist of FDIC-insured certificates of deposit. We have classified all of our available-for-sale investment securities, including those with maturities beyond one year from the date of purchase, as current assets on our consolidated balance sheets because we consider them to be highly liquid and available for use, if needed, in current operations. As of June 30, 2014, $3.7 million of our investment securities had contractual maturity dates of more than one year and less than or equal to 18 months and none were greater than 18 months.

At June 30, 2014, the fair value of our investment securities was $20,069,278. The cost basis of such investments was $20,085,035 and our net unrealized losses were $15,757.

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

The fair values at June 30, 2014 and December 31, 2013 of our investment securities are summarized in the following table:

	Total Fair	Fair Value Determined Under:
	Value	(Level 1)	(Level 2)	(Level 3)
Investment securities at June 30, 2014	$20,069,278	$—	$20,069,278	$—
Investment securities at December 31, 2013	$18,711,448	$—	$18,711,448	$—

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

(7)

8. Accrued Liabilities

Accrued liabilities at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
Accrued R&D agreements and study expenses	$3,263,241	$2,273,860
Other accrued liabilities	215,582	221,228

Total accrued liabilities	$3,478,823	$2,495,088

9. Share-Based Compensation Expense

Estimated share-based compensation expense related to equity awards granted to our employees and non-employee directors for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Selling, general and administrative expense	$347,061	$324,177	$687,559	$638,605
Research and development expense	77,321	40,960	136,277	78,088

Share-based compensation expense	$424,382	$365,137	$823,836	$716,693

During the six months ended June 30, 2014, the only equity awards granted to our employees and non-employee directors were stock option awards. The following table summarizes such equity award activity:

	Shares Underlying Option Awards	Weighted- Average Exercise Price
Outstanding at December 31, 2013	7,304,828	$1.38
Granted	6,875,095	$0.60
Exercised	—	$—
Expired/forfeited	(34,329)	$6.18

Outstanding at June 30, 2014	14,145,594	$0.99

At June 30, 2014, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $5.3 million, which is expected to be recognized over a weighted-average period of 3.1 years.

10. Net Loss Per Common Share

Basic and diluted net loss per common share was calculated by dividing the net loss for the three and six months ended June 30, 2014 and 2013 by the weighted-average number of common shares outstanding during those periods, respectively, without consideration for outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. For the periods presented, our outstanding common stock equivalents consisted of options and warrants to purchase shares of our common stock. The weighted-average number of those common stock equivalents outstanding for each of the periods presented is set forth in the table below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Options	10,103,538	4,443,575	9,760,100	4,252,226
Warrants	44,547,678	20,193,597	44,566,699	18,351,250

(8)

11. Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to: (a) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (b) label the financial statements as those of a development stage entity; (c) disclose a description of the development stage activities in which the entity is engaged; and (d) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in ASC Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. For public business entities, the removal of the development stage entity reporting requirements in ASC Topic 915, Development Stage Entities, and the clarification to the risks and uncertainties disclosure requirements in ASC Topic 275 are effective for annual and interim reporting periods beginning after December 15, 2014. In addition, ASU 2014-10 changes the current guidance in ASC Topic 810, Consolidation, in that it eliminates the exception provided to development stage entities for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. For public business entities, the revised consolidation standards are effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption of ASU 2014-10 is permitted and we have elected to early adopt the provisions of ASU 2014-10 beginning with the interim reporting period ended June 30, 2014.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The changes in ASU 2014-12 may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as of the beginning of the earliest annual period presented in the financial statements being recognized as an adjustment to the opening retained earnings balance at that date. We anticipate using the prospective method to apply ASU 2014-12. We do not currently have any outstanding share-based payment awards with performance targets and do not expect adoption of this standard will have a significant impact on our consolidated financial position, results of operation or other comprehensive income/loss or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This standard requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. ASU 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013. We adopted this guidance effective January 1, 2014. Our adoption of this standard did not have a significant impact on our consolidated financial position, results of operations and other comprehensive income/loss or cash flows.

12. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are as follows:

	Six months ended June 30,
	2014	2013
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for acquisitions	3,270,000	—
Assumptions of liabilities in acquisitions	1,069,297	—
Unrealized (gain)/loss on investment securities	(2,825)	6,644
Purchases of property and equipment in accounts payable	1,862	22,966
Financing costs in accounts payable and accrued liabilities	40,935	355,762

(9)

13. Stockholders’ Equity

“At the Market” Equity Offering Program

In February 2014, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $30 million, from time to time, through an “at the market” equity offering program (the “ATM program”), under which Cowen acts as sales agent. As of June 30, 2014, we had sold and issued an aggregate of 16,082,449 shares at a weighted-average sales price of $0.78 per share under the ATM program for aggregate gross proceeds of $12.5 million and $11.9 million in net proceeds, after deducting sales agent commission and discounts and our other offering costs.

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

Shares Issuable to Former SynthRx Stockholders Upon Achievement of Milestones

In April 2011, we acquired SynthRx as a wholly-owned subsidiary through a merger transaction in exchange for shares of our common stock and rights to additional shares of our common stock upon achievement of specified milestones related to MST-188. We have issued an aggregate of 3,050,851 shares of our common stock to the former SynthRx stockholders, 1,454,079 of which we repurchased in December 2012 for $0.001 per share pursuant to our exercise of a repurchase right under the merger agreement. We could issue up to an aggregate of 12,478,050 additional shares of our common stock to the former SynthRx stockholders if and when the development of MST-188 achieves the following milestones: (a) 3,839,400 shares upon acceptance for review by the U.S. Food and Drug Administration (“FDA”) of a new drug application (“NDA”) covering the use of purified poloxamer 188 for the treatment of sickle cell crisis in children and (b) 8,638,650 shares upon approval of such NDA by the FDA.

Outstanding Warrants

At June 30, 2014, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
19,007	$4.4750	July 2014
14,183	$4.0625	August 2014
144,000	$5.8750	October 2014
216,000	$3.6700	October 2014
409,228	$3.4400	April 2015
1,062,500	$1.0000	April 2015
1,816,608	$3.6500	May 2015
2,046,139	$2.7500	January 2016
10,625,000	$1.1000	November 2016
28,097,400	$0.6500	June 2018

44,450,065

During the six months ended June 30, 2014, warrants to purchase 135,767 shares of common stock expired.

14. Facilities Lease

In June 2014, we entered into a sublease agreement for approximately 13,700 square feet of office space that we will use as our corporate headquarters in San Diego, California. The subleased premises will replace our current headquarters, the sublease for which will expire in January 2015. The term of the new sublease commences on February 1, 2015 and expires on May 31, 2020. However, we will be given access to the subleased premises on October 1, 2014 to make certain improvements and, if we choose to begin operating our business there before February 1, 2015, the term of the new sublease will commence on such earlier date, with the expiration date remaining the same. In July 2014, we paid a security deposit of $300,000, up to approximately $169,400 of which will be applied to our monthly base rent for months 13, 16, 19 and 24 of the sublease term, subject to certain conditions. We also paid the first month’s rent of $41,121 in July 2014.

(10)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission, or SEC, on March 26, 2014, as well as the consolidated financial statements and accompanying notes contained therein. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those identified under “Forward Looking Statements” below and those discussed in Item 1A (Risk Factors) of Part I of our annual report on Form 10-K for the year ended December 31, 2013. Mast Therapeutics, our corporate logo, Aires Pharmaceuticals, Inc., and SynthRx are trademarks of our company. All trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks or trade names is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark or trade name owners.

Overview

We are a biopharmaceutical company developing novel therapies for serious or life-threatening diseases with significant unmet needs. We are leveraging our Molecular Adhesion & Sealant Technology, or MAST, platform, derived from over two decades of clinical, nonclinical and manufacturing experience with purified and non-purified poloxamers, to develop MST-188, our lead product candidate. MST-188 has demonstrated multiple pharmacologic effects that may provide clinical benefit in a wide range of diseases and conditions typically characterized by impaired microvascular blood flow and damaged cell membranes. Earlier this year, we acquired Aires Pharmaceuticals, which is developing AIR001 (sodium nitrite) inhalation solution, and we are in the process of determining the optimal development strategy for this new asset in pulmonary hypertension.

We have devoted substantially all of our resources to research and development, or R&D, and to acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue and we have incurred significant annual operating losses since inception. We incurred a loss from operations of $14.0 million for the six months ended June 30, 2014. Our cash, cash equivalents and investment securities were $46.4 million as of June 30, 2014.

We continue to focus our resources primarily on MST-188. We believe that its pharmacologic effects support its development in a wide range of serious or life-threatening diseases and conditions and we intend to develop MST-188 in multiple clinical indications, both independently and through collaborations. Enrolling subjects in EPIC, our ongoing pivotal phase 3 study of MST-188 in patients with sickle cell disease, is one of our top priorities. We also are enrolling patients with acute limb ischemia in a phase 2 clinical study of MST-188 in combination with recombinant tissue plasminogen activator (rt-PA) to evaluate whether MST-188 improves effectiveness of rt-PA therapy. In addition, our MST-188 pipeline includes development programs in heart failure and resuscitation following major trauma (i.e., restoration of circulating blood volume and pressure).

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

Acquisition of Aires Pharmaceuticals

In February 2014, we acquired Aires Pharmaceuticals, Inc. in a merger transaction, which resulted in Aires becoming our wholly-owned subsidiary. Aires’ lead product candidate is AIR001 (sodium nitrite) inhalation solution, and, prior to the acquisition, AIR001 was being evaluated in a phase 2 study in patients with pulmonary arterial hypertension.

(11)

Upon completion of the merger, we issued an aggregate of 1,049,706 unregistered shares of our common stock to former Aires stockholders and, following a six-month holdback period, we will issue up to 4,198,830 additional unregistered shares of our common stock, in the aggregate, to former Aires stockholders, subject to adjustment to satisfy indemnification obligations of the former Aires stockholders to us, if any, in accordance with the merger agreement. There are no milestone or earn-out payments under the merger agreement; therefore, the total merger consideration will not exceed 5,248,536 shares, which represented approximately 5% of our outstanding common stock as of the acquisition date.

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

(12)

Business Combinations. We account for business combinations, such as our acquisitions of SynthRx in April 2011 and Aires Pharmaceuticals in February 2014, in accordance with Accounting Standards Codification, or ASC, Topic 805, Business Combinations, which requires the purchase price to be measured at fair value. When the purchase consideration consists entirely of shares of our common stock, we calculate the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition and, if the transaction involves contingent consideration based on achievement of milestones or earn-out events, the probability-weighted fair value, as of the acquisition date, of shares issuable upon the occurrence of future events or conditions pursuant to the terms of the agreement governing the business combination. If the transaction involves such contingent consideration, our calculation of the purchase price involves probability inputs that are highly judgmental due to the inherent unpredictability of drug development, particularly by development-stage companies such as ours. We recognize estimated fair values of the tangible assets and intangible assets acquired, including IPR&D, and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the fair value of the tangible and intangible assets acquired and liabilities assumed in excess of the purchase price.

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

(13)

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

(14)

We continue to expect R&D expenses in 2014 to be significantly higher than in 2013 due primarily to CRO, study site and patient costs for the EPIC study, the phase 2 study of MST-188 in acute limb ischemia, and the wind-down of the AIR001 studies in pulmonary arterial hypertension, as well as increases in research-related manufacturing expenses, primarily related to generating additional MST-188 clinical trial material and conducting process development activities, and in nonclinical study expenses, primarily related to conducting nonclinical studies to support our MST-188 development programs.

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

We expect SG&A expenses in 2014 to increase moderately relative to 2013 due primarily to increases in personnel costs, fees for legal services related to expanding our patent portfolio, and audit fees.

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

Comparison of Three Months Ended June 30, 2014 and 2013

Revenue. We recognized no revenue for the three months ended June 30, 2014 and 2013.

R&D Expenses. Our R&D expenses for the three months ended June 30, 2014 consisted primarily of external costs associated with the EPIC study, our phase 2 study of MST-188 in acute limb ischemia, or ALI, and the wind-down of the AIR001 studies in pulmonary arterial hypertension, or PAH. These expenses consisted primarily of CRO and CMO expenses, clinical study-related consulting and study site expenses, which include start-up costs as well as patient costs. The following table summarizes our consolidated R&D expenses by type for each of the periods listed and their respective percent of our total R&D expenses for such periods:

	Three months ended June 30,
	2014	%	2013	%
External clinical study fees and expenses	$2,897,892	60%	$1,823,425	64%
External nonclinical study fees and expenses	1,009,207	21%	449,439	16%
Personnel costs	835,702	17%	523,111	18%
Share-based compensation expense	77,321	2%	40,960	2%

Total	$4,820,122	100%	$2,836,935	100%

R&D expenses increased by $2.0 million, or approximately 69.9%, to $4.8 million for the three months ended June 30, 2014, compared to $2.8 million for the same period in 2013. This increase was due primarily to a $1.1 million increase in external clinical study fees and expenses, a $0.6 million increase in external nonclinical study fees and expenses and a $0.3 million increase in personnel costs.

The $1.1 million increase in external clinical study fees and expenses was due primarily to an increase of $0.8 million related to the EPIC study, an increase of $0.5 million related to the wind-down of the AIR001 studies in PAH, and an increase of $0.3 million related to our phase 2 study of MST-188 in ALI, offset by a decrease of $0.5 million related to the thorough QT/QTc clinical study of MST-188, or the TQT study, that we completed in 2013. The $0.6 million increase in external nonclinical study fees and expenses was due primarily to an increase of $0.4 million for manufacturing additional MST-188 clinical trial material and an increase of $0.2 million for research-related manufacturing costs related to the wind-down of the AIR001 studies in PAH. The increase in personnel costs resulted primarily from additional clinical and research-related manufacturing staff hired after the first half of 2013.

SG&A Expenses. SG&A expenses increased by $0.3 million, or approximately 12.9%, to $2.4 million for the three months ended June 30, 2014, compared to $2.1 million for the same period in 2013. This increase resulted primarily from an increase in personnel costs.

Transaction-Related Expenses. Transaction-related expenses for the three months ended June 30, 2014 and 2013, respectively, were negligible.

(15)

Other Income/(Expense), Net. Other income/(expense), net for the three months ended June 30, 2014 and 2013, respectively, were negligible.

Net Loss. Net loss was $7.2 million, or $0.06 per share, for the three months ended June 30, 2014, compared to net loss of $4.9 million, or $0.09 per share, for the same period in 2013.

Comparison of Six Months Ended June 30, 2014 and 2013

Revenue. We recognized no revenue for the six months ended June 30, 2014 and 2013.

R&D Expenses. Our R&D expenses for the six months ended June 30, 2014 consisted primarily of external costs associated with the EPIC study, our phase 2 study of MST-188 in ALI, and the wind-down of the AIR001 studies in PAH. These expenses consisted primarily of CRO and CMO expenses, clinical study-related consulting and study site expenses, which include start-up costs as well as patient costs. The following table summarizes our consolidated R&D expenses by type for each of the periods listed and their respective percent of our total R&D expenses for such periods:

	Six months ended June 30,
	2014	%	2013	%
External clinical study fees and expenses	$5,229,143	57%	$4,131,527	66%
External nonclinical study fees and expenses	2,096,074	23%	996,790	16%
Personnel costs	1,639,445	18%	1,073,442	17%
Share-based compensation expense	136,277	2%	78,088	1%

Total	$9,100,939	100%	$6,279,847	100%

R&D expenses increased by $2.8 million, or approximately 44.9%, to $9.1 million for the six months ended June 30, 2014, compared to $6.3 million for the same period in 2013. This increase was due primarily to a $1.1 million increase in external clinical study fees and expenses, a $1.1 million increase in external nonclinical study fees and expenses and a $0.6 million increase in personnel costs.

The $1.1 million increase in external clinical study fees and expenses was due primarily to an increase of $1.6 million related to the EPIC study, an increase of $0.7 million related to our phase 2 study of MST-188 in ALI, and an increase of $0.7 million related to the wind-down of the AIR001 studies in PAH, offset by a decrease of $1.9 million related to the TQT study. The $1.1 million increase in external nonclinical study fees and expenses is primarily due to an increase of $0.8 million in the manufacturing of additional clinical trial material for our ongoing clinical studies of MST-188 and an increase of $0.2 million for research-related manufacturing costs for the wind-down of the AIR001 studies in PAH. The increase in personnel costs resulted primarily from additional clinical and research-related manufacturing staff hired after the first half of 2013.

SG&A Expenses. SG&A expenses increased by $0.4 million, or approximately 10.1%, to $4.6 million for the six months ended June 30, 2014, compared to $4.2 million for the same period in 2013. This increase resulted primarily from an increase in personnel costs and audit fees.

Transaction-Related Expenses. Transaction-related expenses were $0.3 million for the six months ended June 30, 2014 compared to $35,000 for the six months ended June 30, 2013. Transaction-related expenses for the six months ended June 30, 2014 consisted primarily of legal fees associated with the acquisition of Aires. We recognized transaction-related expenses for the six months ended June 30, 2013 due to changes in the fair value at June 30, 2013 relative to December 31, 2012, of the contingent liability related to the consideration for our acquisition of SynthRx. The increase in the fair value of the contingent liability was due to the increase in our stock price at June 28, 2013 ($0.68 per share), the last trading day of the three months ended June 30, 2013, relative to December 31, 2012 ($0.57 per share).

Other Income/(Expense), Net. Other income/(expense), net for the six months ended June 30, 2014 consisted primarily of a $0.5 million bargain purchase gain associated with the acquisition of Aires. Other income/(expense), net for the six months ended June 30, 2013 was negligible.

Net Loss. Net loss was $13.5 million, or $0.12 per share, for the six months ended June 30, 2014, compared to net loss of $10.5 million, or $0.21 per share, for the same period in 2013.

Liquidity and Capital Resources

We have a history of annual losses from operations and we anticipate that we will continue to incur losses for at least the next several years. For the six months ended June 30, 2014, we incurred a loss from operations of $14.0 million. Our cash, cash equivalents and investment securities were $46.4 million as of June 30, 2014. Our investment securities at June 30, 2014 consisted entirely of FDIC-insured certificates of deposit.

(16)

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

We may receive up to $0.8 million, $6.6 million, $5.6 million, $11.7 million and $18.3 million of additional net proceeds from the exercise of warrants issued in the registered direct equity financings we completed in October 2009, May 2010 and January 2011 and the underwritten public offerings we completed in November 2011 and June 2013, respectively. However, the timing of the exercise and extent to which any of these warrants are exercised before they expire are beyond our control and depend on a number of factors, including certain beneficial ownership limitations and the market price of our common stock. The exercise prices of these warrants are $3.67, $3.65, $2.75, $1.10 and $0.65 per share, respectively. In comparison, the closing sale price of our common stock on June 30, 2014 was $0.63 per share and we do not expect the holders of the warrants to exercise them unless and until our common stock trades at or above the exercise price of their warrants.

In February 2014, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $30 million, from time to time, through an “at the market” equity offering program, or ATM program, under which Cowen acts as sales agent. As of June 30, 2014, we had sold and issued an aggregate of 16,082,449 shares at a weighted-average sales price of $0.78 per share under the ATM program for aggregate gross proceeds of $12.5 million and $11.9 million in net proceeds, after deducting sales agent commission and discounts and our other offering costs.

In June 2014, we entered into a sublease agreement for approximately 13,700 square feet of office space that we will use as our corporate headquarters in San Diego, California. The term of the sublease of our current headquarters expires in January 2015. The term of the new sublease will commence on February 1, 2015 and expire on May 31, 2020. However, we have the option to begin operating our business at the new premises as early as October 2014 and, if we choose to do so, the term of the new sublease will commence on such earlier date, with the expiration date remaining the same. We have paid a security deposit of $300,000, up to approximately $169,400 of which will be applied to our monthly base rent for months 13, 16, 19 and 24 of the sublease term, provided that we are not in default of the sublease. We have also paid the first month’s rent of $41,121 and monthly base rent following sublease commencement will be $41,121, subject to annual increases of 3.0% during the sublease term. However, monthly base rent for months 2 and 3 and one-third of month 3, or a total of approximately $95,900, will be abated. In addition to base rent, annually we will pay an amount equal to our proportional share of real estate taxes and certain standard operating expenses that are in excess of the amount of such taxes and expenses associated with the subleased premises for 2015.

For a discussion of our liquidity and capital resources outlook, see “Management Outlook” below.

Operating activities. Net cash used in operating activities was $13.3 million for the six months ended June 30, 2014 and consisted primarily of a net loss of $13.5 million adjusted for non-cash items, including share-based compensation expenses of $0.8 million offset by a gain on bargain purchase of $0.5 million and a net decrease of $0.1 million due to changes in assets and liabilities. Net cash used in operating activities was $9.2 million for the six months ended June 30, 2013 and consisted primarily of a net loss of $10.5 million adjusted for non-cash items, including share-based compensation expenses of $0.7 million and a net increase of $0.6 million due to changes in assets and liabilities.

Investing activities. Net cash provided by investing activities was $2.1 million for the six months ended June 30, 2014 compared to $5.5 million for the same period in 2013. The difference of $3.4 million was due primarily to an increase of $4.0 million in purchases of certificates of deposit and a decrease of $2.9 million in proceeds from maturities of certificates of deposits, offset by $3.5 million in cash obtained in our acquisition of Aires.

Financing activities. Net cash provided by financing activities was $11.9 million for the six months ended June 30, 2014, representing the net proceeds from sales of our shares of common stock through our ATM program. Net cash provided by financing activities was $26.1 million for the six months ended June 30, 2013, representing the gross proceeds from the underwritten public offering of our equity securities completed during that period, less the underwriting discount and offering expenses paid during the period. We paid an additional $0.4 million in offering expenses during the third quarter of 2013, resulting in $25.7 million of net proceeds from the offering.

(17)

Management Outlook

We anticipate that our cash, cash equivalents and investment securities as of June 30, 2014 will be sufficient to fund our currently planned level of operations for at least the next 12 months. However, our estimate of the period of time through which our current financial resources will be adequate to support our operations is a forward-looking statement based on significant assumptions that involve a number of risks and uncertainties and actual results could differ materially. Factors that will affect our future capital requirements include, but are not limited to: the progress and results of our clinical and nonclinical studies of MST-188, particularly the EPIC study and the phase 2 study in acute limb ischemia; the number and nature of indications and jurisdictions in which we pursue development and regulatory approval of MST-188, and the extent to which we do so independently or through collaborations; our development strategy for AIR001; the rate of progress and costs of development and regulatory approval activities associated with our product candidates, including expenses related to initiating and conducting clinical studies and research-related manufacturing expenses; the extent to which we increase our workforce; the extent to which we seek to commercialize and sell our product candidates, if approved, independently or through collaborations; the extent of commercial success of any of our product candidates for which we receive regulatory approval; the costs and timing of establishing commercial manufacturing supply arrangements for our product candidates and establishing or acquiring sales and distribution capabilities for any approved products; and the extent to which we seek to expand our product pipeline through acquisitions and execute on transactions intended to do so.

MST-188

We are focusing our resources primarily on development of MST-188. In 2013, we initiated the EPIC study and enrolling subjects in that study is one of our top priorities. We expect to enroll 388 subjects in the study from approximately 70 medical centers within and outside the U.S. We have opened more than 45 U.S. study sites, as well as study sites in multiple jurisdictions outside of the U.S. Although predicting the rate of enrollment for EPIC is subject to a number of significant assumptions and the actual rate may differ materially, we expect to complete enrollment by the end of 2015. We estimate that external clinical study fees and expenses from July 2014 through completion of the EPIC study will be approximately $14 million.

In addition to enrolling subjects in EPIC, we are conducting other activities to evaluate MST-188’s potential in sickle cell disease. During the second quarter of 2014, we began enrolling EPIC patients at select U.S. study sites in a sub-study that will investigate and quantify the effect of MST-188 on tissue oxygenation using non-invasive methods, and evaluate the relationship between tissue oxygenation and clinical outcomes, such as the duration of vaso-occlusive crisis. The estimated external clinical study fees and expenses to conduct the sub-study are included in the estimated cost of EPIC stated above. We believe that data from the EPIC sub-study, together with data from an earlier clinical study in which MST-188 significantly improved microvascular blood flow in patients with sickle cell disease and from nonclinical studies we are conducting or planning to conduct in parallel with the EPIC study, will provide insight into the potential for MST-188 to reduce end-organ failure and improve long-term outcomes for individuals with sickle cell disease.

We are also advancing our other MST-188 programs. Earlier this year, we initiated a phase 2, clinical study of MST-188 in combination with rt-PA in acute limb ischemia. The study will enroll approximately 60 patients with acute lower limb ischemia from approximately 15 sites within and outside the U.S. and compare a high dose and low dose of MST-188 in combination with rt-PA against rt-PA alone. As noted above, although predicting the rate of enrollment of a clinical study is subject to a number of significant assumptions and the actual rate may differ materially, we expect to complete enrollment of this phase 2 study by the end of 2015. We estimate that external clinical study fees and expenses for the study from July 2014 through completion will be approximately $4 million. If this phase 2 study in ALI demonstrates that MST-188 improves the “clot busting” activity of rt-PA, we believe it not only would progress development in that indication, but also generate interest in developing MST-188 in other manifestations of occlusive arterial disease, such as stroke. Therefore, in parallel to the phase 2 study in ALI, we are conducting a nonclinical study in an experimental model of thrombotic stroke to evaluate MST-188’s potential to expand the window in which rt-PA is effective and improve the therapeutic effect of rt-PA.

We also are evaluating MST-188’s potential in heart failure, another area of significant unmet medical need. Although there have been modest improvements in treatment, acute decompensated heart failure remains associated with high mortality and high hospital admission and readmission rates in patients older than 65 years. In contrast with current treatments, such as vasodilators and beta blockers, which are effective at reducing the symptoms of heart failure but may not directly improve heart function, MST-188’s membrane sealant and hemorheologic activity may directly improve heart contractility and function. Earlier this year, we announced positive results from a randomized, placebo-controlled, nonclinical study of MST-188 in a model of chronic heart failure. Encouraged by those results, we are planning to initiate a phase 2, dose-finding, clinical study of MST-188 in patients with acute decompensated heart failure in the first half of 2015. While we are still in the planning process, we expect the study will enroll around 90 patients and we estimate that external clinical study fees and expenses for the study will be approximately $7 million. However, we may increase the size of the study based on input from our clinical advisors or, for instance, if preliminary study data suggest that, by enrolling additional patients, we could demonstrate improvements in key biomarkers of cardiac injury and performance that are sufficiently large and convincing so as to justify conducting pivotal studies without additional, mid-stage clinical investigations. We expect to incur manufacturing expenses in the second half of 2014 related to generating clinical trial material for the planned study, but we do not expect the study otherwise will materially impact our 2014 R&D expenses.

(18)

In addition, we are evaluating MST-188’s potential in resuscitation following major trauma (i.e., restoration of circulating blood volume and pressure). Earlier this year, we signed a Cooperative Research and Development Agreement with a branch of the U.S. military to evaluate the utility of MST-188 in specific models of trauma of interest to the U.S. government. We expect to begin studies in 2014. If results are positive, we believe the U.S. government will be interested in further exploring the potential of MST-188 as a treatment following major trauma.

Finally, we are conducting or plan to conduct a number of other ex vivo, nonclinical in vivo and in vitro studies of MST-188 to further understand its pharmacologic effects and support our intellectual property positions. We are also conducting and plan to conduct additional research-related manufacturing activities.

AIR001

In February 2014, we acquired Aires Pharmaceuticals, Inc., which is developing AIR001, an intermittently nebulized form of sodium nitrite to treat pulmonary vascular disorders, such as pulmonary hypertension (PH). We are conferring with clinical and regulatory experts in PH and heart disease to define the optimal development strategy for AIR001. In parallel, we will review data, which we expect during the third quarter of 2014, from 29 subjects who were enrolled in a phase 2 study of AIR001 in PAH, and we plan to support expansion of an ongoing, university-sponsored phase 2a study of AIR001 to patients with PH associated with heart failure (WHO Group 2 PH). We estimate that, during the 12-month period following the acquisition of Aires, costs of the AIR001 program, including costs to wind-down the phase 2 studies in PAH, support the expansion of the university-sponsored phase 2a study, Aires personnel costs and consulting fees, will be approximately $2 million. However, as we refine our development strategy for AIR001 over the next few months, we expect that our initial plans for the program, and, therefore, its estimated costs, will change. In particular, we are aware of other planned investigator-sponsored clinical studies of AIR001 in WHO Group 2 PH patients and we may determine to provide some level of support to those studies and we may also determine to conduct nonclinical studies to support the development of AIR001, which activities would moderately increase our current estimate of program costs during the 12-month post-acquisition period.

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

(20)

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2014 these disclosure controls and procedures were effective at the reasonable assurance level.

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

(21)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mast Therapeutics, Inc.

Date: August 11, 2014	By:	/s/ Brian M. Culley
Brian M. Culley Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brandi L. Roberts
Brandi L. Roberts Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

(22)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File/Film No.	Date Filed
10.1	Sublease Agreement by and between Mast Therapeutics, Inc. and Santarus, Inc., effective as of June 19, 2014		Form 8-K	001-32157-14949388	06/30/14

10.2 #	2014 Omnibus Incentive Plan		Form 8-K	001-32157-14933081	06/20/14

10.3 #	Form of Non-Statutory Stock Option Grant Agreement—Director (for grants to non-employee directors) under the 2014 Omnibus Incentive Plan		Form 8-K	001-32157-14933081	06/20/14

10.4 #	Form of Incentive Stock Option Grant Agreement (for grants to employees) under the 2014 Omnibus Incentive Plan		Form 8-K	001-32157-14933081	06/20/14

10.5 #	Form of Senior Executive Incentive Stock Option Grant Agreement (for grants to the registrant’s chief executive officer and president and chief operating officer) under the 2014 Omnibus Incentive Plan		Form 8-K	001-32157-14933081	06/20/14

10.7 #	Form of CMO Incentive Stock Option Grant Agreement (for grants to the registrant’s chief medical officer) under the 2014 Omnibus Incentive Plan		Form 8-K	001-32157-14933081	06/20/14

10.8 #	2014 Executive Incentive Plan		Form 8-K	001-32157-14933081	06/20/14

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	X

32.1±	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

#	Indicates management contract or compensatory plan

±	These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.