Form 10-Q
period 2015-03-31
Mast Therapeutics, Inc.
filed 2015-05-11
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of May 6, 2015 was 163,071,779.

(i)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for share and par value data)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$27,934	$35,808
Investment securities	21,953	21,481
Prepaid expenses and other current assets	675	1,114
Total current assets	50,562	58,403
Property and equipment, net	248	188
In-process research and development	8,549	8,549
Goodwill	3,007	3,007
Other assets	354	353
Total assets	$62,720	$70,500
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,278	$1,370
Accrued liabilities	6,104	5,625
Accrued compensation and payroll taxes	799	1,443
Total current liabilities	9,181	8,438
Long-term lease obligation	27	-
Deferred income tax liability	3,404	3,404
Total liabilities	12,612	11,842
Stockholders' equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 159,476,176 and 159,458,376 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	159	159
Additional paid-in capital	294,698	293,655
Accumulated other comprehensive loss	(2)	(25)
Accumulated deficit	(244,747)	(235,131)
Total stockholders' equity	50,108	58,658
Total liabilities and stockholders' equity	$62,720	$70,500

See accompanying notes to unaudited condensed consolidated financial statements.

(1)

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues	$—	$—
Operating expenses:
Research and development	6,042	4,281
Selling, general and administrative	3,578	2,266
Transaction-related expenses	-	280
Depreciation and amortization	30	12
Total operating expenses	9,650	6,839
Loss from operations	(9,650)	(6,839)
Interest income	30	15
Interest expense	(0)	-
Other income, net	4	453
Net loss	$(9,616)	$(6,371)
Net loss per share - basic and diluted	$(0.06)	$(0.06)
Weighted average shares outstanding - basic and diluted	159,458,772	105,053,762
Comprehensive Income/(Loss):
Net loss	$(9,616)	$(6,371)
Other comprehensive income/(loss)	23	(5)
Comprehensive net loss	$(9,593)	$(6,376)

See accompanying notes to unaudited condensed consolidated financial statements.

(2)

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,616)	$(6,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	12
Gain on bargain purchase	—	(453)
Share-based compensation expense	1,066	399
Changes in assets and liabilities, net of effect of acquisitions:
Decrease in prepaid expenses and other assets	438	202
Increase/(decrease) in accounts payable and accrued liabilities	733	(62)
Net cash used in operating activities	(7,349)	(6,273)
Cash flows from investing activities:
Purchases of certificates of deposit	(5,296)	(6,745)
Proceeds from maturities of certificates of deposit	4,847	5,679
Purchases of property and equipment	(70)	(6)
Cash obtained through acquisition	—	3,534
Net cash (used in)/provided by investing activities	(519)	2,462
Cash flows from financing activities:
Proceeds from sale of common stock	9	8,294
Payments for capital lease	(2)	0
Payments for offering costs	(13)	(316)
Net cash (used in)/provided by financing activities	(6)	7,978
Net (decrease)/increase in cash and cash equivalents	(7,874)	4,167
Cash and cash equivalents at beginning of period	35,808	25,681
Cash and cash equivalents at end of period	$27,934	$29,848

See accompanying notes to unaudited condensed consolidated financial statements.

(3)

Mast Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Mast Therapeutics, Inc., a Delaware corporation (“Mast Therapeutics,” “we” or “our company”), prepared the unaudited interim condensed consolidated financial statements included in this report in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual audited financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 24, 2015 (“2014 Annual Report”). The condensed consolidated balance sheet as of December 31, 2014 included in this report has been derived from the audited consolidated financial statements included in the 2014 Annual Report. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

We are a clinical-stage, biopharmaceutical company focused on developing therapies for serious or life-threatening diseases. We have devoted substantially all of our resources to research and development (“R&D”) and acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue. Through our acquisition of SynthRx, Inc. (“SynthRx”) in 2011, we acquired our Membrane Adhesion & Sealant Technology (MAST) platform, which includes proprietary poloxamer-related data and know-how derived from over two decades of clinical, nonclinical and manufacturing experience, and we are leveraging the MAST platform to develop vepoloxamer (MST-188) for serious or life-threatening diseases and conditions typically characterized by impaired microvascular blood flow and damaged cell membranes. Through our acquisition of Aires Pharmaceuticals, Inc. (“Aires”) in February 2014, we acquired AIR001, a sodium nitrite inhalation solution for intermittent inhalation via nebulizer, which we are developing for the treatment of heart failure with preserved ejection fraction (HFpEF).

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

We accounted for the acquisition of Aires in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”). The total purchase price of the acquisition was approximately $3.3 million. We calculated the purchase price by first multiplying the total number of shares of our common stock issued by $0.80, which was the closing price per share of our common stock on February 27, 2014, the acquisition date. Then, we applied a discount factor to account for lack of market liquidity due to the restrictions on transfer of the securities for a period of six months following the

(4)

acquisition in accordance with stockholder agreements we entered into with the former Aires stockholders and the fact that the shares are unregistered and we have no obligation to register them for resale.

Under the acquisition method of accounting, the total purchase price is allocated to Aires’ net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date. The table below summarizes the estimated fair values of Aires’ net tangible and intangible assets and liabilities on the acquisition date (in thousands):

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

(5)

4. Goodwill and IPR&D

At March 31, 2015 and December 31, 2014, our goodwill and IPR&D consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Goodwill	$3,007	$3,007
IPR&D
Acquired IPR&D related to SynthRx acquisition	6,549	6,549
Acquired IPR&D related to Aires acquisition	2,000	2,000
Total goodwill and IPR&D	$11,556	$11,556

Our goodwill represents the difference between the total purchase price for SynthRx and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed.

Our IPR&D consists of the estimated fair values of the vepoloxamer and AIR001 programs as of the dates we acquired SynthRx and Aires, respectively.

We test our goodwill and acquired IPR&D for impairment annually as of September 30, or, in the case of initially acquired IPR&D, on the first anniversary of the date we acquired it and subsequently on September 30, and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired. We performed a qualitative assessment for our goodwill and our acquired IPR&D related to the SynthRx acquisition as of September 30, 2014. No impairment was noted.

For testing of our acquired IPR&D related to the Aires acquisition as of February 27, 2015, we performed a quantitative impairment test.  To perform the quantitative impairment test, we calculated the fair value of the acquired IPR&D from Aires using the MPEEM, which is discussed in Note 3 above.  Using the MPEEM, we determined that, as of February 27, 2015, the fair value of the acquired IPR&D from Aires was substantially greater than its carrying value. Therefore, it was not considered impaired.  As discussed in Note 3, the MPEEM requires us to make long-term projections of revenues and expenses related to the AIR001 program, as well as to estimate the rate of return on contributory assets, the weighted-average cost of capital for companies like ours, and the probability adjustment factor applied to our estimated future after-tax cash flows.  Projected cash flows were based on significant assumptions, including those described in Note 3.  For our cash flow projections as of February 27, 2015, we updated our assumptions around the indication for which AIR001 would be approved because we are pursuing development of AIR001 for treatment of a different condition (HFpEF) than we anticipated at the time we acquired Aires.  We believe the assumptions we used to calculate the fair value of the AIR001 program as of February 27, 2015 to be reasonable, but they are highly judgmental due in part to the inherent unpredictability of drug development.

5. Investment Securities

Investment securities are marketable equity or debt securities. All of our investment securities are “available-for-sale” securities and carried at fair value. Fair value for securities with short maturities and infrequent secondary market trades typically is determined by using a curve-based evaluation model that utilizes quoted prices for similar securities. The evaluation model takes into consideration the days to maturity, coupon rate and settlement date convention. Net unrealized gains or losses on these securities are included in accumulated other comprehensive loss, which is a separate component of stockholders’ equity. Realized gains and realized losses are included in other income, net while amortization of premiums and accretion of discounts are included in interest income. Interest and dividends on available-for-sale securities are included in interest income. We periodically evaluate our investment securities for impairment. If we determine that a decline in fair value of any investment security is other than temporary, then the cost basis would be written down to fair value and the decline in value would be charged to earnings.

Our investment securities are under the custodianship of a major financial institution and consist of FDIC-insured certificates of deposit. We have classified all of our available-for-sale investment securities, including those with maturities beyond one year from the date of purchase, as current assets on our consolidated balance sheets because we consider them to be highly liquid and available for use, if needed, in current operations. As of March 31, 2015, $5.1 million, or approximately 23%, of our investment securities had contractual maturity dates of more than one year and less than or equal to 18 months and none were greater than 18 months.

At March 31, 2015 and December 31, 2014, our investment securities were as follows (in thousands):

(6)

	March 31,	December 31,
	2015	2014
Fair value of investment securities	$21,953	$21,481
Cost basis of investment securities	21,955	21,506

	March 31,	December 31,
	2015	2014
Net unrealized losses on investment securities	2	25

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

The fair values at March 31, 2015 and December 31, 2014 of our cash equivalents and investment securities are summarized in the following table (in thousands):

		Fair Value Determined Under:
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
At March 31, 2015:
Cash equivalents	$16,203	$16,203	$—	$—
Investment securities	$21,953	$—	$21,953	$—

At December 31, 2014:
Cash equivalents	$16,626	$16,626	$—	$—
Investment securities	$21,481	$—	$21,481	$—

7. Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which generally is three to five years. Leasehold improvements are amortized over the economic life of the asset or the lease term, whichever is shorter. Repairs and maintenance are expensed as incurred.

We lease phone equipment under a lease agreement classified as a capital lease.  The lease obligation is $35,000 with an interest rate of 7.94% per annum and the lease expires in December 2019.  The equipment is being amortized over five years.

8. Accrued Liabilities

Accrued liabilities at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Accrued R&D agreements and study expenses	$5,757	$5,383
Other accrued liabilities	347	242
Total accrued liabilities	$6,104	$5,625

(7)

9. Share-Based Compensation Expense

Share-based compensation expense related to equity awards granted to our employees and non-employee directors for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Selling, general and administrative expense	$941	$340
Research and development expense	125	59
Share-based compensation expense	$1,066	$399

During the three months ended March 31, 2015, the only equity awards granted to our employees and non-employee directors were stock option awards. The following table summarizes the equity award activity during such three-month period:

	Shares Underlying Option Awards	Weighted-Average Exercise Price
Outstanding at December 31, 2014	13,616,137	$1.00
Granted	8,588,900	$0.58
Exercised	—	$—
Expired/forfeited	(2,840,169)	$0.58
Outstanding at March 31, 2015	19,364,868	$0.88

At March 31, 2015, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $4.4 million, which is expected to be recognized over a weighted-average period of 3.2 years.

10. Net Loss Per Common Share

Basic and diluted net loss per common share was calculated by dividing the net loss for the three months ended March 31, 2015 and 2014 by the weighted-average number of common shares outstanding during those periods, respectively, without consideration for outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. For the periods presented, our outstanding common stock equivalents consisted of options and warrants to purchase shares of our common stock. The weighted-average number of those common stock equivalents outstanding for each of the periods presented is set forth in the table below:

	Three Months Ended March 31,
	2015	2014
Options	20,763,600	9,412,845
Warrants	79,149,568	44,585,932

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

(8)

12. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for acquisitions	—	3,160
Assumptions of liabilities in acquisitions	—	1,212
Unrealized (gain)/loss on investment securities	(23)	5
Purchases of property and equipment in accounts payable	2	—
Purchase of equipment under capital lease	33	—
Financing costs in accounts payable and accrued liabilities	19	179

13. Stockholders’ Equity

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

“At the Market” Equity Offering Program

In February 2014, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $30 million, from time to time, through an “at the market” equity offering program (the “ATM program”), under which Cowen acts as sales agent. As of March 31, 2015, we had sold and issued an aggregate of 20,720,986 shares at a weighted-average sales price of $0.74 per share under the ATM program for aggregate gross proceeds of $15.4 million and $14.6 million in net proceeds, after deducting sales agent commission and discounts and our other offering costs.

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

(9)

Outstanding Warrants

At March 31, 2015, outstanding warrants to purchase shares of common stock are as follows:

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
79,149,568

(10)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission, or SEC, on March 24, 2015, as well as the consolidated financial statements and accompanying notes contained therein. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those identified under “Forward Looking Statements” below and those discussed in Item 1A (Risk Factors) of Part I of our annual report on Form 10-K for the year ended December 31, 2014. Mast Therapeutics, our corporate logo, Aires Pharmaceuticals, Inc., and SynthRx are trademarks of our company. All trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks or trade names is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark or trade name owners.

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

We have devoted substantially all of our resources to research and development, or R&D, and to acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue and we have incurred significant annual operating losses since inception. We incurred a loss from operations of $9.7 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $244.7 million.  Our cash, cash equivalents, and investment securities were $49.9 million as of March 31, 2015.

We continue to focus our resources primarily on the development of vepoloxamer. Enrolling subjects in EPIC, our pivotal Phase 3 study of vepoloxamer in patients with sickle cell disease, is one of our top priorities. We also are enrolling patients with acute limb ischemia, or ALI, in a Phase 2 study of vepoloxamer in combination with recombinant tissue plasminogen activator (tPA) to evaluate whether vepoloxamer improves effectiveness of thrombolytic therapy. In addition, we are planning to initiate a Phase 2 study of vepoloxamer in patients with heart failure in the third quarter of 2015. Our vepoloxamer pipeline also includes preclinical development programs in thrombotic stroke and resuscitation following major trauma (i.e., restoration of circulating blood volume and pressure).

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

Acquisition of Aires Pharmaceuticals

In February 2014, we acquired Aires Pharmaceuticals, Inc. in a merger transaction, which resulted in Aires becoming our wholly-owned subsidiary. Upon completion of the merger, we issued an aggregate of 1,049,706 unregistered shares of our common stock to former Aires stockholders and, in September 2014, following a six-month “holdback” period, we issued an aggregate of 4,053,996 additional unregistered shares of our common stock to former Aires stockholders, all in accordance with the merger agreement. There are no milestone or earn-out payments under the merger agreement.  Accordingly, the total merger consideration was 5,103,702 shares.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations included in this report is based upon consolidated financial statements and condensed consolidated financial statements that we have prepared in accordance with U.S. generally

(11)

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

(12)

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

Share-based Compensation Expenses. We account for share-based compensation awards granted to employees, including non-employee members of our board of directors, in accordance with ASC Topic 718, Compensation — Stock Compensation. Compensation expense for all share-based awards is based on the estimated fair value of the award on its date of grant and recognized on a straight-line basis over its vesting period. As share-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. We estimate forfeitures at the time of grant based on the expected forfeiture rate for our unvested stock options, which is based in large part on our historical forfeiture rates, but also on assumptions believed to be reasonable under the circumstances. We revise our estimates in subsequent periods if actual forfeitures differ from those estimates. Although share-based compensation expense can be significant to our consolidated financial statements, it does not involve the payment of any cash by us.

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

(13)

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

(14)

Transaction-Related Expenses. Transaction-related expenses consist of legal, accounting, financial and business development advisory fees associated with the evaluation of potential acquisition targets and execution of acquisition transactions, including our acquisitions of Aires and SynthRx.

Other Income, Net. Other income, net includes the bargain purchase gain related to the acquisition of Aires in 2014, as well as unrealized and realized gains and losses from foreign currency transactions and other non-operating gains and losses.

Comparison of Three Months Ended March 31, 2015 and 2014

Revenue. We recognized no revenue for the three months ended March 31, 2015 and 2014.

R&D Expenses. Our R&D expenses for the three months ended March 31, 2015 consisted primarily of external costs associated with the EPIC study, our Phase 2 study of vepoloxamer in ALI, and research-related manufacturing for vepoloxamer. These expenses consisted primarily of CRO and CMO expenses, clinical study-related consulting and study site expenses, which include start-up costs as well as patient costs. The following table summarizes our consolidated R&D expenses by type for each of the periods listed and their respective percent of our total R&D expenses for such periods (in thousands, except for percentages):

	Three Months Ended March 31,
	2015	%	2014	%
External clinical study fees and expenses	$3,507	58%	$2,331	55%
External nonclinical study fees and expenses	1,516	25%	1,087	25%
Personnel costs	895	15%	804	19%
Share-based compensation expense	124	2%	59	1%
Total	$6,042	100%	$4,281	100%

R&D expenses increased by $1.7 million, or approximately 41.1%, to $6.0 million for the three months ended March 31, 2015, compared to $4.3 million for the same period in 2014. This increase was due primarily to a $1.2 million increase in external clinical study fees and expenses, a $0.4 million increase in external nonclinical study fees and expenses and a $0.1 million increase in personnel expenses.

The $1.2 million increase in external clinical study fees and expenses was due primarily to an increase in EPIC study costs.  The $0.4 million increase in external nonclinical study fees and expenses was due primarily to a $0.3 million increase in research-related manufacturing costs for vepoloxamer and a $0.1 million increase in research-related manufacturing costs for AIR001.

SG&A Expenses. SG&A expenses increased by $1.3 million, or approximately 57.9%, to $3.6 million for the three months ended March 31, 2015, compared to $2.3 million for the same period in 2014. This increase was due primarily to a $1.0 million increase in personnel costs and a $0.2 million increase in consulting fees. Personnel costs for the three months ended March 31, 2015 include $0.4 million of severance expense and $0.3 million of share-based compensation expense resulting from the termination of employment of our former president and chief operating officer in February 2015 and the acceleration of stock option vesting pursuant to the terms of his option agreements.

Transaction-Related Expenses. There were no transaction-related expenses for the three months ended March 31, 2015.  Transaction-related expenses for the three months ended March 31, 2014 related to legal fees associated with the acquisition of Aires.

Other Income, Net. Other income, net for the three months ended March 31, 2015 was negligible. Other income, net for the three months ended March 31, 2014 consisted primarily of a $0.5 million bargain purchase gain associated with the acquisition of Aires.

Net Loss. Net loss was $9.6 million, or $0.06 per share, for the three months ended March 31, 2015, compared to net loss of $6.4 million, or $0.06 per share, for the same period in 2014.

(15)

Liquidity and Capital Resources

We have a history of annual losses from operations and we anticipate that we will continue to incur losses for at least the next several years. For the three months ended March 31, 2015, we incurred a loss from operations of $9.7 million. Our cash, cash equivalents and investment securities were $49.9 million as of March 31, 2015.

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

We may receive up to $6.6 million, $5.6 million, $11.7 million, $18.3 million, $0.1 million and $16.5 million of additional net proceeds from the exercise of warrants issued in the registered direct equity financings we completed in May 2010 and January 2011 and the underwritten public offerings we completed in November 2011, June 2013 and November 2014, respectively. However, the timing of the exercise and extent to which any of these warrants are exercised before they expire are beyond our control and depend on a number of factors, including certain beneficial ownership limitations and the market price of our common stock. The exercise prices of these warrants are $3.65, $2.75, $1.10, $0.65, $0.01 and $0.75 per share, respectively. In comparison, the closing sale price of our common stock on March 31, 2015 was $0.49 per share and we do not expect the holders of the warrants to exercise them unless and until our common stock trades at or above the exercise price of their warrants.

In February 2014, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $30 million, from time to time, through an “at the market” equity offering program, or ATM program, under which Cowen acts as sales agent. As of March 31, 2015, in the aggregate since we commenced the ATM program, we had sold and issued 20,720,986 shares at a weighted-average sales price of $0.74 per share under the ATM program for aggregate gross proceeds of $15.4 million and $14.6 million in net proceeds, after deducting sales agent commission and discounts and our other offering costs.

For a discussion of our liquidity and capital resources outlook, see “Management Outlook” below.

Operating activities. Net cash used in operating activities was $7.3 million for the three months ended March 31, 2015 and consisted primarily of a net loss of $9.6 million adjusted for non-cash items, including share-based compensation expenses of $1.1 million and a net increase of $1.2 million due to changes in assets and liabilities. Net cash used in operating activities was $6.3 million for the three months ended March 31, 2014 and consisted primarily of a net loss of $6.4 million adjusted for non-cash items, including share-based compensation expenses of $0.4 million and a net increase of $0.1 million due to changes in assets and liabilities, offset by a gain on bargain purchase of $0.5 million.

Investing activities. Net cash used in investing activities was $0.5 million for the three months ended March 31, 2015 compared to net cash provided by investing activities of $2.5 million for the same period in 2014. In the three months ended March 31, 2014, we obtained $3.5 million of cash through our acquisition of Aires.

Financing activities. Net cash used in financing activities was $6,000 for the three months ended March 31, 2015, representing the net proceeds from sales of our shares of common stock through our ATM program, less payments under a capital lease agreement for our phone equipment. Net cash provided by financing activities was $8.0 million for the three months ended March 31, 2014, representing the net proceeds from sales of our shares of common stock through our ATM program.

Management Outlook

We anticipate that our cash, cash equivalents and investment securities as of March 31, 2015 will be sufficient to fund our currently planned level of operations for at least the next 12 months. We expect our operating expenses for the year ending December 31, 2015 will be approximately $35 million to $38 million, excluding share-based compensation expense.

Our estimate of our 2015 operating expenses and of the period of time through which our current financial resources will be adequate to support our operations are forward-looking statements based on significant assumptions and we could utilize our financial resources sooner than we currently expect.  Forward-looking statements involve a number of risks and uncertainties and actual results could differ materially if the assumptions on which we have based our forward-looking statements prove to be wrong. Factors that will affect our operating expenses and future capital requirements include, but are not limited to:

(16)

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

Vepoloxamer

We are focusing our resources primarily on development of vepoloxamer. Enrolling subjects in the EPIC study is one of our top priorities. We expect to enroll 388 subjects into EPIC and, as of April 20, 2015, 205 subjects had been enrolled.  There are more than 70 EPIC study sites in ten countries, including over 50 sites in the United States, and we anticipate opening new study sites in at least four additional countries. Although predicting the rate of enrollment and timing of availability of data for any clinical study, including EPIC, is subject to a number of significant assumptions and completion of the study and timing of data may differ materially, we expect to announce top-line results in the first quarter of 2016.

In addition to EPIC, we are conducting other activities to evaluate vepoloxamer’s potential in sickle cell disease, including enrolling patients participating in EPIC at selected U.S. study sites in a sub-study to investigate and quantify the effect of vepoloxamer on tissue oxygenation using non-invasive methods. Further, we plan to initiate an open-label, multicenter extension study called EPIC-E in the second quarter of 2015 to expand our existing safety database regarding repeat exposure to vepoloxamer.  The study will enroll patients who have completed the EPIC study and are hospitalized for subsequent vaso-occlusive crisis.

We also are advancing our other vepoloxamer programs. We are enrolling approximately 60 patients with ALI in a Phase 2 study of vepoloxamer in combination with recombinant tPA to compare treatment with vepoloxamer in combination with recombinant tPA against recombinant tPA alone. We estimate that enrollment of this Phase 2 study will complete in the second half of 2016.  As noted above, predicting the timing of completion of a clinical study is necessarily subject to a number of significant assumptions and the actual timing may differ materially.  If the Phase 2 study in ALI demonstrates that the combination of vepoloxamer and recombinant tPA results in more rapid thrombolysis than recombinant tPA alone, we believe it not only would progress development in ALI, but also support development of vepoloxamer in other manifestations of occlusive arterial disease, such as thrombotic stroke. Therefore, in parallel to the Phase 2 study in ALI, we have conducted and are planning to conduct nonclinical studies to evaluate vepoloxamer’s potential in thrombotic stroke, including its ability to expand the therapeutic window for recombinant tPA after the onset of stroke symptoms.

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

(17)

AIR001

Based on the positive hemodynamic effects observed in Phase 1 and Phase 2 studies of AIR001 in more than 120 healthy volunteers and patients with various forms of pulmonary hypertension and data showing AIR001 was well tolerated in those studies, we believe AIR001 may be uniquely suitable to address the serious unmet need of patients with HFpEF.  We are supporting multiple institution-sponsored Phase 2a studies of AIR001 in patients with HFpEF to better understand AIR001’s potential in that patient population.  Patient dosing in Phase 2a studies of AIR001 at Mayo Clinic and the University of Pittsburgh began in early 2015 and we expect a third Phase 2a study to begin later this year.  We anticipate reporting preliminary data from one of these studies in the second half of 2015.  If results are positive, we expect to conduct a Phase 2b proof-of-concept study of AIR001 in HFpEF.

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
•

delays in the commencement or completion of clinical studies or manufacturing and regulatory activities necessary to obtain regulatory approval to commercialize our product candidates, including vepoloxamer;

•	suspension or termination of a clinical study, including due to patient safety concerns or capital constraints;
•	our ability to successfully execute clinical studies, including timely enrollment, and the ability of our product candidates to demonstrate acceptable safety and efficacy in clinical studies;

(18)

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

•

the potential for the FDA, or another regulatory agency, to require additional nonclinical or clinical studies of vepoloxamer in sickle cell disease prior to accepting a new drug application for review or granting regulatory approval, even if the EPIC study is successful;

•

the potential for the FDA, or another regulatory agency, to require additional nonclinical or clinical studies of vepoloxamer or AIR001 prior to our initiation of a Phase 2 clinical study in any new indication;

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

•	the potential that we may enter into one or more collaborative arrangements, including partnering or licensing arrangements, for a product candidate, and the terms of any such arrangements;
•	the extent to which we increase our workforce and our ability to attract and retain qualified personnel and manage growth;
•	the extent of market acceptance of our product candidates, if we receive regulatory approval, and available alternative treatments;
•	our ability to establish and protect our intellectual property rights related to our product candidates;
•	claims against us for infringing the proprietary rights of third parties;
•	healthcare reform measures and reimbursement policies that, if not favorable to our products, could hinder or prevent commercial success;
•	undesirable side effects that our product candidates or products may cause;
•	potential product liability exposure and, if successful claims are brought against us, liability for a product or product candidate;
•	the extent to which we acquire new technologies and/or product candidates and our ability to integrate them successfully into our operations;
•	our ability to maintain compliance with NYSE MKT continued listing standards and maintain the listing of our common stock on the NYSE MKT equities market or another national securities exchange; and
•	the other factors that are described in Item 1A (Risk Factors) of Part I of our annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 24, 2015.

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

(19)

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2015 these disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not currently a party to any material pending litigation or other material legal proceeding.

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

(20)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mast Therapeutics, Inc.

Date: May 11, 2015	By:	/s/ Brian M. Culley
Brian M. Culley Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brandi L. Roberts
Brandi L. Roberts Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

(21)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File/Film No.	Date Filed

10.1#	Amendment of Stock Option Agreements, dated March 18, 2015, between the registrant and Patrick L. Keran	X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	X

32.1±	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
#	Indicates management contract or compensatory plan
±

These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

(22)