Form 10-Q
period 2015-06-30
Mast Therapeutics, Inc.
filed 2015-08-12
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of August 10, 2015 was 163,614,297.

(i)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for share and par value data)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$21,214	$35,808
Investment securities	22,165	21,481
Prepaid expenses and other current assets	1,374	1,114
Total current assets	44,753	58,403
Property and equipment, net	230	188
In-process research and development	8,549	8,549
Goodwill	3,007	3,007
Other assets	225	353
Total assets	$56,764	$70,500
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,005	$1,370
Accrued liabilities	7,845	5,625
Accrued compensation and payroll taxes	950	1,443
Total current liabilities	10,800	8,438
Long-term lease obligation	25	-
Deferred income tax liability	3,404	3,404
Total liabilities	14,229	11,842
Stockholders' equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 163,614,297 and 159,458,376 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	164	159
Additional paid-in capital	297,260	293,655
Accumulated other comprehensive loss	9	(25)
Accumulated deficit	(254,898)	(235,131)
Total stockholders' equity	42,535	58,658
Total liabilities and stockholders' equity	$56,764	$70,500

See accompanying notes to unaudited condensed consolidated financial statements.

(1)

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	7,734	4,820	13,776	9,101
Selling, general and administrative	2,410	2,370	5,988	4,636
Transaction-related expenses	-	(11)	-	269
Depreciation and amortization	37	23	67	35
Total operating expenses	10,181	7,202	19,831	14,041
Loss from operations	(10,181)	(7,202)	(19,831)	(14,041)
Interest income	32	17	62	32
Interest expense	(1)	-	(1)	-
Other (expense)/income, net	(1)	33	3	486
Net loss	$(10,151)	$(7,152)	$(19,767)	$(13,523)
Net loss per share - basic and diluted	$(0.06)	$(0.06)	$(0.12)	$(0.12)
Weighted average shares outstanding - basic and diluted	162,128,100	115,587,056	160,800,809	110,349,506
Comprehensive Income/(Loss):
Net loss	$(10,151)	$(7,152)	$(19,767)	$(13,523)
Other comprehensive income	12	8	35	3
Comprehensive net loss	$(10,139)	$(7,144)	$(19,732)	$(13,520)

See accompanying notes to unaudited condensed consolidated financial statements.

(2)

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(19,767)	$(13,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	35
Gain on bargain purchase	—	(486)
Share-based compensation expense	1,578	824
Changes in assets and liabilities, net of effect of acquisitions:
(Increase)/decrease in prepaid expenses and other assets	(124)	89
Increase/(decrease) in accounts payable and accrued liabilities	2,364	(201)
Net cash used in operating activities	(15,882)	(13,262)
Cash flows from investing activities:
Purchases of certificates of deposit	(7,986)	(7,981)
Proceeds from maturities of certificates of deposit	7,337	6,626
Purchases of property and equipment	(91)	(109)
Cash obtained through acquisition	—	3,534
Net cash (used in)/provided by investing activities	(740)	2,070
Cash flows from financing activities:
Proceeds from sale of common stock	2,140	12,474
Payments for capital lease	(3)	—
Payments for offering costs	(109)	(595)
Net cash provided by financing activities	2,028	11,879
Net (decrease)/increase in cash and cash equivalents	(14,594)	687
Cash and cash equivalents at beginning of period	35,808	25,681
Cash and cash equivalents at end of period	$21,214	$26,368

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

We are a clinical-stage, biopharmaceutical company focused on developing therapies for serious or life-threatening diseases. We have devoted substantially all of our resources to research and development (“R&D”) and acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue. Through our acquisition of SynthRx, Inc. (“SynthRx”) in 2011, we acquired our Membrane Adhesion & Sealant Technology (MAST) platform, which includes proprietary poloxamer-related data and know-how derived from over two decades of clinical, nonclinical and manufacturing experience, and we are leveraging the MAST platform to develop vepoloxamer (also known as MST-188) for serious or life-threatening diseases and conditions typically characterized by impaired microvascular blood flow and damaged cell membranes. Through our acquisition of Aires Pharmaceuticals, Inc. (“Aires”) in February 2014, we acquired AIR001, a sodium nitrite inhalation solution for intermittent inhalation via nebulizer, which we are developing for the treatment of heart failure with preserved ejection fraction (HFpEF).

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

The estimated fair value of the net assets acquired exceeds the purchase price by approximately $0.5 million. Accordingly, we recognized the $0.5 million excess as a bargain purchase gain in other (expense)/income net in our condensed consolidated statements of operations and comprehensive loss. We were able to realize a gain because Aires was in a distressed sale situation. Aires lacked sufficient capital to continue operations and was unable to secure additional capital in the timeframe it required.

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

(5)

4. Goodwill and IPR&D

At June 30, 2015 and December 31, 2014, our goodwill and IPR&D consisted of the following (in thousands):

Goodwill	$3,007
IPR&D
Acquired IPR&D related to SynthRx acquisition	6,549
Acquired IPR&D related to Aires acquisition	2,000
Total goodwill and IPR&D	$11,556

Our goodwill represents the difference between the total purchase price for SynthRx and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed.

Our IPR&D consists of the estimated fair values of the vepoloxamer and AIR001 programs as of the dates we acquired SynthRx and Aires, respectively.

We test our goodwill and acquired IPR&D for impairment annually as of September 30, or, in the case of initially acquired IPR&D, on the first anniversary of the date we acquired it and subsequently on September 30, and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired. We performed a qualitative assessment for our goodwill and our acquired IPR&D related to the SynthRx acquisition as of September 30, 2014 and a quantitative assessment for our acquired IPR&D related to the Aires acquisition as of February 27, 2015. No impairment was noted.

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

Our investment securities are under the custodianship of a major financial institution and consist of FDIC-insured certificates of deposit. We have classified all of our available-for-sale investment securities, including those with maturities beyond one year from the date of purchase, as current assets on our consolidated balance sheets because we consider them to be highly liquid and available for use, if needed, in current operations. As of June 30, 2015, $5.6 million, or approximately 25%, of our investment securities had contractual maturity dates of more than one year and less than or equal to 18 months and none were greater than 18 months.

At June 30, 2015 and December 31, 2014, our investment securities were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Fair value of investment securities	$22,165	$21,481
Cost basis of investment securities	22,156	21,506

	June 30,	December 31,
	2015	2014
Net unrealized gains/(losses) on investment securities	9	(25)

(6)

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

The fair values at June 30, 2015 and December 31, 2014 of our cash equivalents and investment securities are summarized in the following table (in thousands):

		Fair Value Determined Under:
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
At June 30, 2015:
Cash equivalents	$16,529	$16,529	$—	$—
Investment securities	$22,165	$—	$22,165	$—

At December 31, 2014:
Cash equivalents	$16,626	$16,626	$—	$—
Investment securities	$21,481	$—	$21,481	$—

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

8. Accrued Liabilities

Accrued liabilities at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Accrued R&D agreements and study expenses	$7,409	$5,383
Other accrued liabilities	436	242
Total accrued liabilities	$7,845	$5,625

(7)

9. Share-Based Compensation Expense

Share-based compensation expense related to equity awards granted to our employees and non-employee directors for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling, general and administrative expense	$371	$347	$1,312	$688
Research and development expense	141	77	266	136
Share-based compensation expense	$512	$424	$1,578	$824

During the six months ended June 30, 2015, the only equity awards granted to our employees and non-employee directors were stock option awards. The following table summarizes the equity award activity during such six-month period:

	Shares Underlying Option Awards	Weighted-Average Exercise Price
Outstanding at December 31, 2014	13,616,137	$1.00
Granted	12,517,702	$0.55
Exercised	—	$—
Expired/forfeited	(3,678,570)	$0.59
Outstanding at June 30, 2015	22,455,269	$0.82

At June 30, 2015, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $5.2 million, which is expected to be recognized over a weighted-average period of 3.2 years.

10. Net Loss Per Common Share

Basic and diluted net loss per common share was calculated by dividing the net loss for the three and six months ended June 30, 2015 and 2014 by the weighted-average number of common shares outstanding during those periods, respectively, without consideration for outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. For the periods presented, our outstanding common stock equivalents consisted of options and warrants to purchase shares of our common stock. All common stock equivalents presented had an anti-dilutive impact due to losses reported in the applicable periods.  The weighted-average number of those common stock equivalents outstanding for each of the periods presented is set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options	20,148,555	10,103,538	20,454,379	9,760,100
Warrants	76,559,927	44,547,678	77,847,594	44,566,699

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

(8)

12. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for acquisitions	$-	$3,270
Assumptions of liabilities in acquisitions	$-	$1,069
Unrealized gain on investment securities	$(35)	$(3)
Purchases of property and equipment in accounts payable	$-	$2
Financing costs in accounts payable and accrued liabilities	$-	$41

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

“At the Market” Equity Offering Program

In February 2014, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $30 million, from time to time, through an “at the market” equity offering program (the “ATM program”), under which Cowen acts as sales agent. As of June 30, 2015, we had sold and issued an aggregate of 24,859,107 shares at a weighted-average sales price of $0.70 per share under the ATM program for aggregate gross proceeds of $17.5 million and $16.6 million in net proceeds, after deducting sales agent commission and discounts and our other offering costs.

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

At June 30, 2015, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
2,046,139	$2.750	January 2016
10,625,000	$1.100	November 2016
28,097,400	$0.650	June 2018
13,081,428	$0.010	November 2019
22,011,265	$0.750	November 2019
75,861,232

14. Subsequent Events

Loan and Security Agreement

In August 2015, we entered into a loan and security agreement (“the Loan Agreement”) with Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc. (together, “Hercules”) under which we may borrow up to $15.0 million in two tranches. We borrowed the first tranche (“Tranche 1”) of $5.0 million upon entry into the Loan Agreement on August 11, 2015 and paid a facility charge of $75,000. We previously paid a commitment charge of $25,000.  We plan to use the proceeds from Tranche 1 to provide additional funding for our development programs and for general corporate purposes.

The other tranche of $10.0 million (“Tranche 2”) is available through December 31, 2015, provided that our vepoloxamer and AIR001 programs achieve certain clinical development milestones and we receive net cash proceeds of at least $15.0 million from either, or a combination of, upfront cash payments from one or more strategic corporate partnerships or one or more equity financings.

The interest rate for any outstanding amounts is the greater of (i) 8.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%, and (ii) 8.95%, determined on a daily basis.  Monthly payments under the Loan Agreement are interest only until June 1, 2016, followed by 30 equal monthly payments of principal and interest.  In addition, a final payment of up to $712,500 will be due on the scheduled maturity date of January 1, 2019.  Interest only payments may be extended through March 1, 2017 based upon the achievement of a clinical development milestone as well as the draw of Tranche 2, which would extend our maturity date out to October 1, 2019.  If we elect to prepay the outstanding amount under the Loan Agreement prior to maturity, a prepayment charge of 1%, 2% or 3%, of the then outstanding principal balance also will be due, depending upon when the prepayment occurs.  Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, excluding our intellectual property but including the proceeds from the sale, licensing or disposition of our intellectual property. Our intellectual property is subject to customary negative covenants.

Issuance of Warrant

In connection with the Loan Agreement, on August 11, 2015, we entered into a Warrant Agreement with and issued a warrant to Hercules Technology III, L.P. evidencing the right to purchase shares of our common stock at an exercise price of $0.41 per share (the “Warrant”).  The Warrant initially is exercisable for 853,658 shares of our common stock.  If we elect to draw Tranche 2, then on the date we receive the additional advance, the Warrant automatically will become exercisable for an additional 426,829 shares.  The exercise price and the number of shares underlying the Warrant are subject to adjustment in the event of a merger event, reclassification of our common stock, subdivision or combination of our common stock, or certain dividend payments. The Warrant is exercisable until August 11, 2020. Upon exercise, the aggregate exercise price may be paid, at Hercules’ election, in cash or on a net issuance basis, based upon the fair market value of our common stock at the time of exercise.

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

Overview

We are a clinical-stage, biopharmaceutical company developing novel therapies for serious or life-threatening diseases with significant unmet needs. We are leveraging our Molecular Adhesion & Sealant Technology, or MAST, platform, derived from over two decades of clinical, nonclinical, and manufacturing experience with purified and non-purified poloxamers, to develop vepoloxamer (also known as MST-188), our lead drug candidate. Vepoloxamer has demonstrated multiple pharmacologic effects that may provide clinical benefit in a wide range of diseases and conditions typically characterized by impaired microvascular blood flow and/or damaged cell membranes. We currently are developing vepoloxamer for the treatment of sickle cell disease, heart failure, and stroke.  We also are developing AIR001, a sodium nitrite solution for intermittent inhalation via nebulizer.  AIR001 has demonstrated positive hemodynamic effects in patients with pulmonary hypertension and we are developing it for the treatment of heart failure with preserved ejection fraction, or HFpEF.

We have devoted substantially all of our resources to research and development, or R&D, and to acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue and we have incurred significant annual operating losses since inception. We incurred a loss from operations of $19.8 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $254.9 million.  Our cash, cash equivalents, and investment securities were $43.4 million as of June 30, 2015.

We continue to focus our resources primarily on the development of vepoloxamer. Enrolling subjects in EPIC, our pivotal Phase 3 study of vepoloxamer in patients with sickle cell disease, is one of our top priorities. We also plan to initiate a Phase 2 study of vepoloxamer in patients with chronic heart failure in the third quarter of 2015. In addition, based on a growing body of nonclinical data we and others have generated, and following recent meetings with medical experts in the field, we have determined to initiate a clinical development program in stroke.  Previously, we planned to first demonstrate the potential utility of vepoloxamer in acute thrombotic arterial diseases with a clinical study in acute limb ischemia, or ALI, and leverage the ALI study data to support a clinical development plan in stroke.  However, based on nonclinical data we announced earlier this year, as well as published data from recent institutional studies of poloxamer 188, we believe, and medical experts in the field have agreed, that sufficient data now exists to support clinical development of vepoloxamer in stroke, and we have determined to commence a clinical program in stroke and discontinue our clinical program in ALI.  Accordingly, we are taking steps to wind down our Phase 2 study in ALI.  Our vepoloxamer pipeline also includes a preclinical development program in resuscitation following major trauma (i.e., restoration of circulating blood volume and pressure).

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

Accrued Research and Development Expenses. As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. Many of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The majority of our accrued expenses relate to R&D services and related expenses. Examples of estimated accrued R&D expenses include:

•	fees paid to contract research organizations, or CROs, in connection with clinical studies;
•	fees paid to investigative sites and investigators in connection with clinical studies;
•	fees paid to contract manufacturing organizations, or CMOs, in connection with process development activities and production of nonclinical and clinical trial material;
•	fees paid to vendors in connection with nonclinical development activities; and
•	fees paid to consultants for regulatory-related advisory and data management services.

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

(12)

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

(13)

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

Comparison of Three Months Ended June 30, 2015 and 2014

Revenue. We recognized no revenue for the three months ended June 30, 2015 and 2014.

R&D Expenses. Our R&D expenses for the three months ended June 30, 2015 consisted primarily of external costs associated with the EPIC study and research-related manufacturing for vepoloxamer and AIR001. These expenses consisted primarily of CRO and CMO expenses, clinical study-related consulting and study site expenses, which include start-up costs as well as patient costs. The following table summarizes our consolidated R&D expenses by type for each of the periods listed and their respective percent of our total R&D expenses for such periods (in thousands, except for percentages):

	Three Months Ended June 30,
	2015	%	2014	%
External clinical study fees and expenses	$3,703	48%	$2,898	60%
External nonclinical study fees and expenses	2,877	37%	1,009	21%
Personnel costs	1,013	13%	836	17%
Share-based compensation expense	141	2%	77	2%
Total	$7,734	100%	$4,820	100%

R&D expenses increased by $2.9 million, or approximately 60.5%, to $7.7 million for the three months ended June 30, 2015, compared to $4.8 million for the same period in 2014. This increase was due primarily to a $1.9 million increase in external nonclinical study fees and expenses, a $0.8 million increase in external clinical study fees and expenses and a $0.2 million increase in personnel expenses.

The $1.9 million increase in external nonclinical study fees and expenses was due primarily to a $1.7 million increase in research-related manufacturing costs for vepoloxamer and a $0.2 million increase in research-related manufacturing costs for AIR001. The $0.8 million increase in external clinical study fees and expenses was due primarily to an increase of $1.2 million in EPIC study costs, offset by a decrease of $0.4 million in AIR001 study costs.

SG&A Expenses. SG&A expenses of $2.4 million for the three months ended June 30, 2015 were consistent with the same period in 2014.

Transaction-Related Expenses. There were no transaction-related expenses for the three months ended June 30, 2015.  Transaction-related expenses for the three months ended June 30, 2014 were negligible.

Other (Expense)/Income, Net. Other (expense)/income, net for the three months ended June 30, 2015 was negligible. Other (expense)/ income, net for the three months ended June 30, 2014 consisted primarily of a $33,000 adjustment to the bargain purchase gain associated with the acquisition of Aires.

Net Loss. Net loss was $10.2 million, or $0.06 per share, for the three months ended June 30, 2015, compared to net loss of $7.2 million, or $0.06 per share, for the same period in 2014.

(15)

Comparison of Six Months Ended June 30, 2015 and 2014

Revenue. We recognized no revenue for the six months ended June 30, 2015 and 2014.

R&D Expenses. Our R&D expenses for the six months ended June 30, 2015 consisted primarily of external costs associated with the EPIC study, our Phase 2 study of vepoloxamer in ALI, and research-related manufacturing for vepoloxamer and AIR001. These expenses consisted primarily of CRO and CMO expenses, clinical study-related consulting and study site expenses, which include start-up costs as well as patient costs. The following table summarizes our consolidated R&D expenses by type for each of the periods listed and their respective percent of our total R&D expenses for such periods (in thousands, except for percentages):

	Six Months Ended June 30,
	2015	%	2014	%
External clinical study fees and expenses	$7,210	52%	$5,229	57%
External nonclinical study fees and expenses	4,393	32%	2,096	23%
Personnel costs	1,907	14%	1,640	18%
Share-based compensation expense	266	2%	136	2%
Total	$13,776	100%	$9,101	100%

R&D expenses increased by $4.7 million, or approximately 51.4%, to $13.8 million for the six months ended June 30, 2015, compared to $9.1 million for the same period in 2014. This increase was due primarily to a $2.3 million increase in external nonclinical study fees and expenses, a $2.0 million increase in external clinical study fees and expenses and a $0.3 million increase in personnel expenses.

The $2.3 million increase in external nonclinical study fees and expenses was due primarily to a $2.0 million increase in research-related manufacturing costs for vepoloxamer and a $0.3 million increase in research-related manufacturing costs for AIR001. The $2.0 million increase in external clinical study fees and expenses was due primarily to an increase of $2.5 million in EPIC study costs, offset by a decrease of $0.5 million in AIR001 study costs.

SG&A Expenses. SG&A expenses increased by $1.4 million, or approximately 29.2%, to $6.0 million for the six months ended June 30, 2015, compared to $4.6 million for the same period in 2014. This increase was due primarily to a $0.8 million increase in personnel costs and a $0.3 million increase in professional and consulting fees. Personnel costs for the six months ended June 30, 2015 include $0.4 million of severance expense and $0.3 million of share-based compensation expense resulting from the termination of employment of our former president and chief operating officer in February 2015 and the acceleration of stock option vesting pursuant to the terms of his option agreements.

Transaction-Related Expenses. There were no transaction-related expenses for the six months ended June 30, 2015.  Transaction-related expenses of $0.3 million for the six months ended June 30, 2014 consisted primarily of legal fees associated with the acquisition of Aires.

Other (Expense)/Income, Net. Other (expense)/income, net for the six months ended June 30, 2015 was negligible. Other (expense)/income, net for the six months ended June 30, 2014 consisted primarily of a $0.5 million bargain purchase gain associated with the acquisition of Aires.

Net Loss. Net loss was $19.8 million, or $0.12 per share, for the six months ended June 30, 2015, compared to net loss of $13.5 million, or $0.12 per share, for the same period in 2014.

(16)

Liquidity and Capital Resources

We have a history of annual losses from operations and we anticipate that we will continue to incur losses for at least the next several years. For the six months ended June 30, 2015, we incurred a loss from operations of $19.8 million. Our cash, cash equivalents and investment securities were $43.4 million as of June 30, 2015.

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

We may receive up to $5.6 million, $11.7 million, $18.3 million, $0.1 million and $16.5 million of additional net proceeds from the exercise of warrants issued in the registered direct equity financings we completed in January 2011 and the underwritten public offerings we completed in November 2011, June 2013 and November 2014, respectively. However, the timing of the exercise and extent to which any of these warrants are exercised before they expire are beyond our control and depend on a number of factors, including certain beneficial ownership limitations and the market price of our common stock. The exercise prices of these warrants are $2.75, $1.10, $0.65, $0.01 and $0.75 per share, respectively. In comparison, the closing sale price of our common stock on June 30, 2015 was $0.49 per share and we do not expect the holders of the warrants to exercise them unless and until our common stock trades at or above the exercise price of their warrants.

In February 2014, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $30 million, from time to time, through an “at the market” equity offering program, or ATM program, under which Cowen acts as sales agent. As of June 30, 2015, in the aggregate since we commenced the ATM program, we had sold and issued 24,859,107 shares at a weighted-average sales price of $0.70 per share under the ATM program for aggregate gross proceeds of $17.5 million and $16.6 million in net proceeds, after deducting sales agent commission and discounts and our other offering costs.

In August 2015, we entered into a loan and security agreement with Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc., together referred to as Hercules, under which we may borrow up to $15.0 million in two tranches. We borrowed the first tranche of $5.0 million upon entry into the agreement with Hercules on August 11, 2015, and received approximately $4.8 million, net of fees.  Our ability to borrow the additional $10.0 million under the loan agreement is subject to our achievement of certain clinical development and financial milestones by December 31, 2015, as described in Note 14, “Subsequent Events,” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this report. Even if it is available to us under the terms of our agreement with Hercules, we have no obligation to borrow the additional $10.0 million. Our obligations under the Loan Agreement are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. Our intellectual property is subject to negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions. The Loan Agreement includes other customary restrictive covenants that may limit our ability to raise capital through other debt or equity financing.

For a discussion of our liquidity and capital resources outlook, see “Management Outlook” below.

Operating activities. Net cash used in operating activities was $15.9 million for the six months ended June 30, 2015 and consisted primarily of a net loss of $19.8 million adjusted for non-cash items, including share-based compensation expenses of $1.6 million and a net increase of $2.2 million due to changes in assets and liabilities. Net cash used in operating activities was $13.3 million for the six months ended June 30, 2014 and consisted primarily of a net loss of $13.5 million adjusted for non-cash items, including share-based compensation expenses of $0.8 million, offset by a net decrease of $0.1 million due to changes in assets and liabilities and a gain on bargain purchase of $0.5 million.

Investing activities. Net cash used in investing activities was $0.7 million for the six months ended June 30, 2015 compared to net cash provided by investing activities of $2.1 million for the same period in 2014. In the six months ended June 30, 2014, we obtained $3.5 million of cash through our acquisition of Aires.

(17)

Financing activities. Net cash provided by financing activities was $2.0 million for the six months ended June 30, 2015, representing the net proceeds from sales of our shares of common stock through our ATM program, less payments under a capital lease agreement for our phone equipment. Net cash provided by financing activities was $11.9 million for the six months ended June 30, 2014, representing the net proceeds from sales of our shares of common stock through our ATM program.

Management Outlook

We anticipate that our cash, cash equivalents and investment securities as of June 30, 2015, together with the borrowing under our debt facility, will be sufficient to fund our operations for at least the next 12 months. We expect our operating expenses for the last six months of 2015 will be approximately $18 million to $20 million, excluding share-based compensation expense.

Our estimate of our operating expenses for the remaining six months of 2015 and of the period of time through which our current financial resources will be adequate to support our operations are forward-looking statements based on significant assumptions and we could utilize our financial resources sooner than we currently expect.  Forward-looking statements involve a number of risks and uncertainties and actual results could differ materially if the assumptions on which we have based our forward-looking statements prove to be wrong. Factors that will affect our operating expenses and future capital requirements include, but are not limited to:

•	the design, initiation, scope, rate of progress, results and timing of our clinical and nonclinical studies of our product candidates;
•

the successful completion of our development programs and our ability to manage costs associated with clinical and nonclinical development of our product candidates, including research-related manufacturing activities;

•	our ability to obtain and maintain regulatory approvals of our product candidates, the scope of regulatory approval we pursue, and the extent to which we do so independently or through collaborations;
•	our ability to manage timelines and costs related to commercial manufacture of our products, should any of our product candidates obtain regulatory approval;
•	the extent to which we increase our workforce, including in connection with establishing or acquiring sales and distribution capabilities;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	the extent of commercial success of any of our product candidates for which we receive regulatory approval; and
•	the extent to which we seek to expand our product pipeline through acquisitions and execute on transactions intended to do so.

Vepoloxamer

We are focusing our resources primarily on development of vepoloxamer. Enrolling subjects in the EPIC study is one of our top priorities. We expect to enroll 388 subjects into EPIC and we have enrolled more than 70% of those subjects. There are more than 70 EPIC study sites in more than ten countries, including approximately 50 sites in the United States, and we anticipate opening new study sites in up to four additional countries.  Although predicting the rate of enrollment and timing of availability of data for any clinical study, including EPIC, is subject to a number of significant assumptions and completion of the study and timing of data may differ materially, we expect to announce top-line results in the first quarter of 2016.

In addition to EPIC, we are conducting other activities to evaluate vepoloxamer’s potential in sickle cell disease, including enrolling patients participating in EPIC at selected U.S. study sites in a sub-study to investigate and quantify the effect of vepoloxamer on tissue oxygenation using non-invasive methods. Further, during the second quarter of 2015, we initiated an open-label, multicenter extension study called EPIC-E to expand our existing safety database regarding repeat exposure to vepoloxamer.  The study will enroll patients who have completed the EPIC study and are hospitalized for subsequent vaso-occlusive crisis. To further enhance the safety database for our new drug application and help guide dosage adjustments for special populations, we also plan to initiate a clinical study of vepoloxamer in approximately 30 patients with varying degrees of renal impairment.

We also are advancing our other vepoloxamer programs. Encouraged by positive results from randomized, placebo-controlled, nonclinical proof-of-concept and repeat-treatment studies of vepoloxamer in a model of advanced heart failure, as well as recommendations from medical experts in the field, we plan to initiate a proof-of-concept Phase 2 study of vepoloxamer in patients with chronic heart failure in the third quarter of 2015.  While we are still in the planning process, we expect the study will enroll approximately 150 patients to evaluate the safety and efficacy of a single administration of vepoloxamer compared to placebo, including vepoloxamer’s effect on markers of cardiac injury (troponin) and wall stress (NT-proBNP), as well as clinical outcomes. We expect to conduct the study on an outpatient basis at medical centers within and outside of the U.S.

(18)

We also are evaluating vepoloxamer’s potential in stroke.  Based on a growing body of nonclinical data we and others have generated, and following recent meetings with medical experts in the field, we have determined to initiate a clinical development program in stroke.  Previously, we planned to first demonstrate the potential utility of vepoloxamer in acute thrombotic arterial diseases with a clinical study in ALI and leverage the ALI study data to support a clinical development plan in stroke. However, based on nonclinical data we announced earlier this year, as well as published data from recent institutional studies of poloxamer 188, we believe, and medical experts in the field have agreed, that sufficient data now exists to support clinical development of vepoloxamer in stroke, and we have determined to commence a clinical program in stroke and discontinue our clinical program in ALI.  Accordingly, we are taking steps to wind down our Phase 2 study in ALI.  We anticipate the cost savings from discontinuing the ALI study to more than offset 2015 expenses related to pursuing clinical development in stroke.

In addition to our clinical studies, we are conducting or plan to conduct a number of other ex vivo, nonclinical in vivo and in vitro studies of vepoloxamer to further characterize its pharmacologic effects and support our intellectual property positions. We also are conducting and plan to conduct additional research-related manufacturing activities, some of which may result in additional intellectual property rights and protection for our product candidates.

AIR001

Based on the positive hemodynamic effects observed in Phase 1 and Phase 2 studies of AIR001 in more than 120 healthy volunteers and patients with various forms of pulmonary hypertension and data showing AIR001 was well tolerated in those studies, we believe AIR001 may be uniquely suitable to address the serious unmet need of patients with HFpEF.  To better understand AIR001’s potential in that patient population, we are supporting ongoing Phase 2a studies of AIR001 in patients with HFpEF sponsored by Mayo Clinic and the University of Pittsburgh.  We anticipate reporting preliminary data from Mayo Clinic’s study in the second half of 2015.  Mayo Clinic is enrolling approximately 30 subjects in a randomized, double-blind, placebo-controlled study to evaluate the effects of AIR001 on resting and exercise hemodynamics in patients with HFpEF referred to the cardiac catheterization laboratory for invasive exercise stress testing.  Pending results from these Phase 2a studies, we expect to conduct a Phase 2b proof-of-concept study of AIR001 in HFpEF.

In parallel with our independent development of vepoloxamer and AIR001, from time to time, we evaluate opportunities for strategic collaborations, including with respect to country-specific development and regulatory or commercial expertise that would enhance the value of our programs.

Although we anticipate that our cash, cash equivalents and investment securities, including the borrowing under our debt facility, will be sufficient to fund our operations for at least the next 12 months, we do not anticipate that such capital alone will be sufficient to fund our operations through the completion of development and commercialization of our product candidates.  In addition, we may utilize our financial resources sooner than we currently expect if we incur unanticipated expenses or we pursue development or commercial-readiness activities for our product candidates at levels or on timelines other than currently planned or we expand our product pipeline through acquisition of new product candidates and/or technologies. For the foreseeable future, we plan to fund our operations through public or private equity and/or debt financings and through collaborations, including licensing arrangements. However, adequate additional capital may not be available to us in the future on acceptable terms, on a timely basis, or at all. Our failure to raise capital as and when needed would have a material and adverse effect on our financial condition and ability to pursue our business strategy.

Recent Accounting Pronouncements

See Note 11, “Recent Accounting Pronouncements,” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) in this report for a discussion of recent accounting pronouncements and their effect, if any, on us.

Forward Looking Statements

This report, particularly in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements we make regarding our business strategy, expectations and plans, our objectives for future operations and our future financial position. When used in this report, the words “believe,” “may,” “could,” “would,” “will,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “expect,” “indicate” and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding activities, timing and costs related to developing and seeking regulatory approval for our product candidates, including the nature, timing of initiation and completion, and costs of clinical studies and nonclinical testing, the indications in which we plan to pursue development of our product candidates, our plans regarding partnering or other collaborative arrangements and for raising additional capital to support our operations, and our belief that we have

(19)

sufficient liquidity to fund our operations for at least the next 12 months. The foregoing is not an exclusive list of all forward-looking statements we make.

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

(20)

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2015 these disclosure controls and procedures were effective at the reasonable assurance level.

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

(21)

The risk factors set forth below that are marked with an asterisk (*) contain material changes to the similarly titled risk factors included in our annual report on Form 10-K for the year ended December 31, 2014.

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Capital Requirements, Finances and Operations

We have incurred losses since our inception, we expect our operating expenses to continue to exceed our revenue for the foreseeable future, and we may never generate revenue sufficient to achieve profitability.

We are a clinical-stage company and have not generated sustainable revenue from operations or been profitable since inception, and we may never achieve profitability. We have devoted our resources to acquiring and developing proprietary product candidates, but such product candidates cannot be marketed until the regulatory process is completed and governmental approvals have been obtained. For the year ended December 31, 2014, we incurred a loss from operations of $29.3 million and, as of June 30, 2015, we had an accumulated deficit of $254.9 million. We expect to continue to incur substantial operating losses for the next several years as we advance our product candidates through clinical studies and other development activities and seek approval from the FDA to commercialize them. Accordingly, there is no current source of revenue from operations, much less profits, to sustain our present activities. Further, no revenue from operations will likely be available until, and unless, we enter into an arrangement that provides for licensing revenue or other partnering-related funding or one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, outcomes which we may not achieve.

The success of our business currently is dependent largely on the success of vepoloxamer and if regulatory approval is delayed or not granted or, if granted, our product is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.*

None of our product candidates has been approved for sale by any regulatory agency. We are focusing our resources primarily on the development of vepoloxamer. Accordingly, the success of our business is highly dependent on our ability, or that of a future partner, to successfully develop, obtain regulatory approval for and then successfully commercialize vepoloxamer and our efforts, or those of a future partner, in this regard may prove unsuccessful. The regulatory approval and successful commercialization of vepoloxamer is subject to many risks, including the risks discussed in other risk factors below, and vepoloxamer may not receive marketing approval from the FDA or any regulatory agency. If the results or timing of our clinical or nonclinical studies, regulatory filings, the regulatory process, regulatory developments, commercialization, and other activities, actions or decisions related to vepoloxamer do not meet our expectations or those of securities market participants, the market price of our common stock could decline significantly.  If the FDA determines that the EPIC study does not provide sufficient efficacy and safety data for marketing approval, vepoloxamer may require costly additional clinical development prior to approval.  Even if the EPIC study is successful and additional studies are not required prior to approval in sickle cell disease, regulatory approval and commercialization of vepoloxamer may be delayed or denied for a variety of reasons, including difficulties and/or delays in manufacturing and related activities or commercial launch activities. If any of our product candidates is approved by the FDA or any foreign regulatory agency, our ability to generate revenue will depend in substantial part on the extent to which that drug product is accepted by the medical community and reimbursed by third-party payors, as well as our ability to market and sell the product and ensure that our third-party manufacturers produce it in quantities sufficient to meet commercial demand, if any.

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

Our capital requirements for the foreseeable future will depend in large part on, and could increase significantly as a result of, our expenditures on our development programs. Future expenditures on our development programs are subject to many uncertainties, and will depend on, and could increase significantly as a result of, many factors, including:

●	the number and scope of development programs we pursue;
●	the number of clinical and nonclinical studies necessary to demonstrate the safety and efficacy of a product candidate in a particular indication;
●	the number of patients who participate, the rate of enrollment, and the ratio of randomized to evaluable patients in each clinical study;
●	the number and location of sites and the rate of site initiation in each study;
●	the duration of patient treatment and follow-up;

(22)

●	the potential for additional safety monitoring or other post-marketing studies that may be requested by regulatory agencies;
●	the time and cost to manufacture clinical trial material and commercial product, including process development and scale-up activities, and to conduct stability studies, which can last several years;
●	the costs, requirements, timing of, and the ability to, secure regulatory approvals;
●	the timing and terms of any collaborative or other strategic arrangement that we may establish;
●	the extent to which we increase our workforce and the costs involved in recruiting, training and incentivizing new employees;
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

The terms of our debt facility place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement governing the debt facility may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.*

We have a debt facility for up to $15 million with an outstanding principal balance of $5 million with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P. (collectively referred to as Hercules) that is secured by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, licensing or disposition of our intellectual property.  The loan and security agreement governing the debt facility requires us to comply with customary covenants (affirmative and negative), including restrictive covenants that limit our ability to: incur additional indebtedness; encumber the collateral securing the loan; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of our assets; acquire other businesses; and merge or consolidate with or into any other organization or otherwise suffer a change in control, in each case subject to exceptions. Our intellectual property also is subject to customary negative covenants.  If we default under the facility, Hercules may accelerate all of our repayment obligations and, if we are unable to access funds to meet those obligations or to renegotiate our agreement, Hercules could take control of our pledged assets and we could immediately cease operations.  If we were to renegotiate our agreement under such circumstances, the terms may be significantly less favorable to us.  If we were liquidated, Hercules’ right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation.  Hercules could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the loan and security agreement, thereby requiring us to repay the loan immediately or renegotiate the terms of the agreement.  Any declaration by Hercules of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

We will need to obtain additional funding to pursue our current business strategy and we may not be able to obtain such funding on a timely basis, or on commercially reasonable terms, or at all. Any capital-raising transaction we are able to complete may result in dilution to our existing stockholders, require us to relinquish significant rights, or restrict our operations.

We anticipate that our cash, cash equivalents and investment securities as of June 30, 2015, together with the borrowing under our debt facility, will be sufficient to fund our operations for at least the next 12 months. However, we may determine to grow our organization and/or pursue development activities for our product candidates at levels or on timelines, or we may incur unexpected expenses, that shorten the period through which our current operating funds will sustain us. Additionally, we may seek to further expand our product pipeline through acquisition of additional product candidates and/or technologies and the cost to acquire and develop such new product candidates and/or technologies may shorten the period through which our current operating funds will sustain us. We do not expect to generate any substantial revenue from operations until, and unless, one of our product candidates receives regulatory approval and we commence commercial sales or we enter into an arrangement that provides for licensing revenue or other partnering-related funding.

For the foreseeable future, we likely will seek to fund our operations through public or private equity and debt financings and/or through collaborations, such as licensing arrangements or partnering transactions, and may execute any such transaction at any time,

(23)

subject to applicable laws and regulations. Although we were able to raise significant funds in the past through equity financings, the conditions of and our access to capital markets are highly variable and adequate additional equity or debt financing may not be available to us in the future on acceptable terms, or on a timely basis, or at all. Further, each of these financing alternatives carries risks. Raising capital through the issuance of our common stock, or securities convertible into or exercisable for our common stock, may depress the market price of our stock and may substantially dilute our existing stockholders. If instead we seek to raise capital through strategic transactions, such as licensing arrangements or sales of one or more of our technologies or product candidates, we may be required to relinquish valuable rights and dilute the current and future value of our assets. For example, any licensing arrangement likely would require us to share with our licensee a significant portion of any revenues generated by our licensed technologies. Additionally, our control over the development and/or marketing of any products or product candidates licensed or sold to third parties likely would be reduced and thus we may not realize the full value of any such products or product candidates. Debt financings would likely involve covenants and/or repayment provisions that would restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, including requirements to maintain specified amounts of cash or restrictions on our ability to license or sell our intellectual property assets, as well as prohibitions on our ability to create liens or make investments and may, among other things, preclude us from making distributions to stockholders (either by paying dividends or redeeming stock) and taking other actions beneficial to our stockholders. In addition, investors could impose more one-sided investment terms and conditions on companies that have or are perceived to have limited remaining funds or limited ability to raise additional funds. The lower our cash balance, the more difficult it is likely to be for us to raise additional capital on commercially reasonable terms, or at all.

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

(24)

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

Our ability to timely raise sufficient additional capital also may be limited by the NYSE MKT’s stockholder approval requirements for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the NYSE MKT requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our then outstanding common stock, unless the transaction is considered a “public offering” by the NYSE MKT staff. Based on 163,614,297 shares of our common stock outstanding as of August 10, 2015 and the closing price per share of our common stock on such date, which was $0.40, we could not raise more than approximately $13.1 million without obtaining stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. In addition, certain prior sales by us may be aggregated with any offering we may propose in the future, further limiting the amount we could raise in any future offering that is not considered a public offering by the NYSE MKT staff and involves the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. The NYSE MKT also requires that we obtain stockholder approval if the issuance or potential issuance of additional shares will be considered by the NYSE MKT staff to result in a change of control of our company.

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

If we are unable to raise sufficient additional capital as needed, we may be forced to delay, scale back or discontinue development of our product candidates, partner them at inopportune times or pursue less expensive but higher-risk and/or lower-return development paths.*

If we are not able to raise sufficient additional capital as needed, we may be required to delay, scale back or discontinue one or more of our development programs, or to seek collaborators at an earlier stage than otherwise would be desirable or on terms less favorable than might otherwise be available. For example, if we do not have sufficient capital, we may determine to delay or suspend planned or ongoing clinical or nonclinical studies or other development activities and/or not to investigate certain additional indications for vepoloxamer or to conduct other studies or activities intended to enhance our intellectual property position, improve the probability of regulatory approval, or expand the scope of vepoloxamer’s clinical benefit and market potential. Delays in and/or reduction of development activities could impair our ability to realize the full clinical and market potential of a product candidate and have a material adverse effect on our business and financial condition. In addition, suspension or discontinuation of a development program may be viewed negatively, which could adversely affect our stock price.

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

Currently, we have a small number of employees and we rely on third parties to perform many essential services for us. Our ability to execute on our business strategy and compete in the highly competitive biopharmaceutical, specialty pharmaceutical, pharmaceutical and biotechnology industries depends, in part, on our ability to attract and retain highly qualified personnel. Our industries in general and our company in particular historically have experienced a high rate of turnover of management personnel. Loss of key employees, including any of our executive officers, could adversely affect our ability to successfully execute our current business strategy, which could negatively affect our stock price. Replacing key employees may be a difficult, costly and protracted process, particularly due to the fact that we may not have other personnel with the capacity to assume all of the responsibilities of a key employee. In addition, we may seek to increase the size of our organization as development of our product candidates progresses. Competition for qualified

(25)

personnel, particularly for key positions, is intense among companies in our field, universities and other research organizations, particularly in the San Diego, California area, and many of the organizations against which we compete for qualified personnel have greater financial and other resources and different risk profiles than our company, which may make them more attractive employers. Our ability to compete for qualified personnel may be adversely affected by our highly volatile stock price. The value of stock options we offer to candidates to induce their employment and to our employees to retain and incentivize them is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies. All of our employees, including our executive officers, may terminate their employment with us at any time without notice. If we cannot attract and retain skilled personnel, as needed, we may not achieve our development and other goals.

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

(26)

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

Our ability to use net operating loss carry forwards and research and development tax credits to offset future taxable income or future tax will be limited, and may be limited further in the future, due to changes in ownership (within the meaning of IRC Section 382) that have occurred and may occur in the future.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income, and an ownership change is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. In 2012, we had identified an ownership change within the meaning of IRC Section 382 that occurred on November 11, 2011 as a result of an equity financing we completed on that date and, consequently, we do not expect to be eligible to utilize the NOL carry forwards and research and development tax credits we had accumulated as of November 11, 2011.  We completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 had occurred during the years ended December 31, 2012, 2013 and 2014.  None were identified.  However, other ownership changes within the meaning of IRC Section 382 may occur in the future, which could eliminate or restrict our ability to use NOL carry forwards and research and development tax credits generated after November 11, 2011. Limitations on our ability to use NOL carry forwards and research and development tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

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

(27)

we believe we carry commercially reasonable insurance, we might suffer losses that are not covered by or exceed the coverage available under these insurance policies.

Risks Related to Drug Development and Commercialization

There is significant uncertainty regarding the regulatory approval process for any investigational drug, including vepoloxamer, further testing and validation of our product candidates and related manufacturing processes are required, and regulatory approval may be conditioned, delayed or denied, which could delay or prevent us from successfully marketing our product candidates and substantially harm our business.*

Human pharmaceutical products generally are subject to rigorous nonclinical testing and clinical studies and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations is time-consuming and requires the expenditure of substantial resources.

Significant uncertainty exists with respect to the regulatory approval process for any investigational drug, including vepoloxamer for patients with sickle cell disease.  Regardless of guidance the FDA may give a drug’s sponsor during its development, the FDA retains complete discretion in deciding whether to accept a NDA for filing or, if accepted, approve an NDA.  There will be many components to our NDA submission for vepoloxamer beyond the data from the EPIC and EPIC-E studies.  For example, in addition to reviewing the safety and efficacy data from EPIC and EPIC-E and from clinical and nonclinical studies of poloxamer 188 and/or vepoloxamer completed, in some cases, more than 20 years ago, the FDA will review our internal systems and processes, as well as those of our CROs, CMOs and other vendors, related to development of our product candidate, including those pertaining to our clinical studies and manufacturing processes.  Before accepting an NDA for vepoloxamer or before approving the NDA, the FDA may request that we provide significant additional information and there is no guarantee that our product candidate will be approved for the treatment of patients with sickle cell disease or any other indication.  The FDA may choose not to approve our NDA for vepoloxamer for any of a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development of our product candidate. Even if the EPIC study is successful in providing statistically significant evidence of the efficacy and safety of vepoloxamer to treat vaso-occlusive crisis of sickle cell disease, the FDA may not consider efficacy and safety data from a single Phase 3 study adequate scientific support for a conclusion of effectiveness and/or safety and may require an additional studies prior to granting marketing approval.  If this were to occur, the overall development cost for vepoloxamer in sickle cell disease would be substantially increased, which would adversely affect our business, financial condition and results of operations.

We expect our MAST platform to accelerate development of vepoloxamer as compared to other new molecular entities for therapeutic use in humans.  However, this expectation is predicated on the belief that regulatory authorities, such as the FDA, will consider clinical and nonclinical studies of vepoloxamer and poloxamer 188 conducted by prior sponsors supportive of our clinical development of vepoloxamer, which may not be the case for a variety of reasons, including that an agency may not agree that the test material in prior-sponsor studies was the same as or similar enough to the test material in our studies.  If regulatory agencies take the position that prior-sponsor studies of vepoloxamer and poloxamer 188 do not support the safety and efficacy of our vepoloxamer-based product candidates, they may require further testing of our product candidates prior to granting marketing approval, which could require us to expend substantial additional resources and significantly delay commercialization of our product candidates.

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, U.S. federal government shut-down or budget sequestration, such as occurred during 2013, may result in significant reductions to the FDA’s budget and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of or obtain regulatory approval for our product candidates.

Even if the FDA grants approval, the conditions or scope of the approval may limit our ability to commercialize our product, and in turn, limit our ability to generate substantial sales revenue. For example, the FDA may not approve the labeling claims for our vepoloxamer product that we believe are necessary or desirable for successful commercialization as a treatment for sickle cell disease, or may grant approval contingent on the performance of costly post-approval clinical trials or subject to warnings or contraindications. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with current good manufacturing processes, or cGMP, good clinical practices, international conference on harmonization regulations and good laboratory practices, which are regulations and guidelines that are enforced by the FDA for all of our clinical development and for any clinical studies that we conduct post-approval. The FDA may decide to withdraw approval, add warnings or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution of our products. These actions could result from, among other things, safety concerns, including unexpected side effects or drug-drug interaction problems, or concerns over misuse of a product. If any of these actions were to occur following approval, we may have to

(28)

discontinue commercialization of the product, limit our sales and marketing efforts, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

Clinical studies typically involve a lengthy and expensive process with an uncertain outcome.*

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
●

identifying appropriate study sites and reaching agreements with prospective study sites and investigators, on acceptable terms, which can be subject to extensive negotiation and may vary significantly among study sites;

●

reaching agreements with prospective contract research organizations, or CROs, for the conduct of clinical studies and contract manufacturing organizations, or CMOs, for the production of clinical trial material, the terms of which agreements can be subject to extensive negotiation and may vary significantly among different CROs and CMOs;

●

failures on the part of our CROs, CMOs, and other third-party contractors in developing procedures and protocols or otherwise conducting activities in accordance with applicable policies and procedures and on timelines requested by us;

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

(29)

IRBs for reexamination or renegotiate terms with CROs, study sites and investigators, all of which may adversely impact the costs or timing of or our ability to successfully complete a trial.

Clinical studies may not begin on time or be completed in the timeframes we anticipate and may be more costly than we anticipate for a variety of reasons, including one or more of those described above. For example, although we expect to move  vepoloxamer directly into Phase 2 studies for most new indications we plan to pursue, an IRB or the FDA or another regulatory agency may require additional clinical or nonclinical studies prior to initiation of any planned Phase 2 study, which likely would increase the total time and cost of development in that indication. The length of time necessary to complete clinical studies varies significantly and is difficult to predict accurately. We may make statements regarding anticipated timing for completion of enrollment in and/or availability of results from our clinical studies, but such predictions are subject to a number of significant assumptions and actual timing may differ materially for a variety of reasons, including patient enrollment rates, length of time needed to prepare raw study data for analysis and then to review and analyze it, and other factors described above. If we experience delays in the completion of a clinical study, if a clinical study is terminated, or if failure to conduct a study in accordance with regulatory requirements or the study’s protocol leads to deficient safety and/or efficacy data, the regulatory approval and/or commercial prospects for our product candidate may be harmed and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical studies likely will increase our development costs. Further, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize our product candidates, other therapies for the same indications may be introduced to the market in the interim and establish a competitive advantage or diminish the need for our products.

We do not have, and do not have plans to establish, any manufacturing facilities and are dependent on third parties for the manufacture and supply of our product candidates, and the loss of any of these manufacturers, or their failure to provide us with an adequate supply of drug product in a timely manner and on commercially acceptable terms, or at all, could harm our business.

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

Currently, we do not have alternative sources to backup our primary sources of clinical trial material. Identification of and discussions with other vendors may be protracted and/or unsuccessful.  Therefore, if our primary sources become unable or unwilling to perform, we could experience protracted delays or interruptions in the supply of clinical trial material and, ultimately, product for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results and financial condition. For example, if we are unable to maintain our relationship with our current supplier of vepoloxamer, we may be unable to identify or establish a relationship with an alternate CMO that has the technical capabilities and desire to perform the development and supply

(30)

services that we require for vepoloxamer on commercially reasonable terms, or at all. Production of vepoloxamer requires application of our proprietary fluid extraction process. This extraction process is complex and requires highly specialized equipment and there are a limited number of CMOs capable of performing and willing to perform the process as we require, which makes identifying and establishing relationships with CMOs more difficult and may provide them with leverage over us in any negotiations. In addition, we use commercially-available poloxamer 188 as API starting material. There are a limited number of sources of poloxamer 188, and we are not aware of any that currently manufacture it to cGMP requirements applicable to API. The current supplier of our starting material manufactures it under excipient-grade cGMP conditions. Prior to approval of any vepoloxamer-based product, the FDA or other regulatory agencies may require our starting material to be manufactured consistent with cGMP requirements applicable to API, in which case regulatory approval and commercialization of our product candidate could be delayed significantly and require substantial additional financial resources as we seek to contract with a third party to manufacture the starting material consistent with cGMP requirements applicable to API or undertake to manufacture it ourselves, and conduct any additional clinical or nonclinical activities with such material as the FDA may require. Even if the FDA accepts our current approach with respect to API starting material, we do not have any control over its production and the third-party supplier may change its manufacturing process and/or limit the availability of its poloxamer 188 product in the future. If the supplier makes changes to its poloxamer 188 product, the FDA may determine that it is not acceptable API starting material and we may have difficulty obtaining an alternate supply of API starting material that the FDA finds acceptable without our conducting additional clinical or nonclinical activities or taking other remedial measures, which could require substantial time and financial resources. As a result, we could experience significant disruption in our ability to manufacture vepoloxamer, which likely would add significantly to its overall development and commercialization costs and adversely affect our business and financial condition.

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

Positive results in nonclinical testing and prior clinical studies do not ensure that ongoing or future clinical studies will be successful or that our product candidates will receive the regulatory approvals necessary for their commercialization.*

Before obtaining regulatory approval for the commercial sale of any of our product candidates, we must demonstrate through nonclinical testing and clinical studies that each product is safe and effective for use in each target indication. Based on extensive nonclinical testing, we believe we understand our product candidates’ respective mechanisms of action; however, previously observed pharmacologic effects and clinical benefits may not be observed in ongoing or future nonclinical or clinical studies. Success in nonclinical testing and prior clinical studies does not ensure that subsequent or larger-scale studies will be successful. For example,

(31)

poloxamer 188 (non-purified) was tested in more than 2,000 human subjects in various indications before its development was discontinued, principally due to concerns regarding acute renal dysfunction observed in patients who received it. In contrast, vepoloxamer was generally well-tolerated in seven completed clinical studies and no clinically significant changes in renal function were observed. However, patient safety concerns may be observed in ongoing or future clinical studies, including EPIC. With respect to efficacy, although there is encouraging data from nonclinical and clinical studies of poloxamer 188 and vepoloxamer in multiple indications, ongoing and future studies of vepoloxamer may fail to demonstrate clinical benefits to human subjects, or the demonstrated benefits may be judged by regulatory agencies as not clinically meaningful.

Clinical study results frequently are susceptible to varying interpretations. Medical professionals, investors and/or regulatory authorities may analyze or weigh study data differently than we do. For example, even if a study drug demonstrates a statistically significant treatment effect in its primary objective in a Phase 3 study, a regulatory agency could determine that the study data are not sufficient to support approval and require additional testing prior to granting approval.  In addition, determining the value of clinical data typically requires application of assumptions and extrapolations to raw data. Alternative methodologies may lead to differing conclusions, including with respect to the safety or efficacy of our product candidates. For example, alternative methods for applying missing or imputed data may have impacted the treatment effect observed in the prior-sponsor Phase 3 study of vepoloxamer in sickle cell disease. If regulatory authorities disagree with us as to the appropriate methods for analyzing study data, regulatory approval for our product candidates may be delayed, limited or withheld.

If we license to third parties rights to develop our product candidates in other geographic areas or in other indications, we may have limited control over nonclinical testing or clinical studies that may be conducted by such third-party licensees in those territories or indications. If data from third-party testing identifies a safety or efficacy concern, it could adversely affect our or another licensee’s development of the product candidate and prospects for regulatory approval.

There is significant risk that our product candidates could fail to show anticipated results in ongoing and future nonclinical testing and/or clinical studies, including the EPIC study, and, as a result, we may be required to conduct additional costly testing or we may elect to discontinue one or more of our development programs. A failure to obtain requisite regulatory approvals or to obtain approvals of the scope requested will delay or preclude us from marketing our products or limit the commercial use of the products, and would have a material adverse effect on our business, financial condition and results of operations.

We rely significantly on third parties to conduct our nonclinical testing and clinical studies and other aspects of our development programs and if those third parties do not satisfactorily perform their contractual obligations or meet anticipated deadlines, the development of our product candidates could be adversely affected.

We do not employ personnel or possess the facilities necessary to conduct many of the activities associated with our programs. We engage consultants, advisors, CROs, CMOs and others to assist in the design and conduct of nonclinical and clinical studies of our product candidates and with interpretation of the results of those studies, and we expect to continue to outsource a significant amount of such activities. As a result, many important aspects of our development programs are and will continue to be outside our direct control, and our third-party service providers may not perform as required or expected. Further, such third parties may not be as committed to the success of our programs as employees and, therefore, may not devote the same time, thoughtfulness or creativity to completing projects or problem-solving as would an employee.

The CROs that we engage to execute our clinical studies play a significant role in the conduct of the studies and subsequent collection and analysis of data, and we likely will depend on CROs and clinical investigators to conduct future clinical studies and to assist in analyzing data from completed studies and developing regulatory strategies for our product candidates. Individuals working at the CROs with which we contract, as well as investigators at the sites at which our studies are conducted, are not our employees, and we have limited control over the amount or timing of resources that they devote to our programs. With respect to our AIR001 program, AIR001 currently is being tested in institution-sponsored clinical studies and, because we are not the study sponsor, our control over these studies is further limited. If CROs and/or investigators fail to devote sufficient time and resources to studies of our product candidates, if they do not comply with all regulatory and contractual requirements, or if their performance is substandard, it may delay commencement and/or completion of these studies, submission of our new drug applications to the FDA and other regulatory agencies, approval of our applications by those agencies, and commercialization of our products. Failure of these CROs to meet their obligations could adversely affect development of our product candidates. For example, in 2006, we engaged a CRO to assist with the primary conduct of our bioequivalence study of Exelbine, including monitoring participating clinical sites to ensure compliance with regulatory requirements. FDA guidance recommends that clinical sites randomly select and retain reserve samples of study drugs used in bioequivalence studies. However, the clinical sites that participated in our bioequivalence study of Exelbine failed to do so. In August 2011, we received a complete response letter from the FDA stating that the authenticity of the study drugs used in that bioequivalence study could not be verified and, consequently, the study would need to be repeated to address that deficiency.

In addition, CROs we engage may have relationships with other commercial entities, some of which may compete with us. If they assist our competitors at our expense, it could harm our competitive position. Moreover, if any of our current CRO relationships were to terminate, particularly those with the CROs we have engaged to conduct the EPIC study, we may not be able to enter into

(32)

arrangements with alternative CROs on acceptable terms or in a timely manner, or at all. Switching CROs would involve additional cost and divert management time and attention. In addition, there likely would be a transition period when a new CRO commences work. These challenges could result in delays in the commencement or completion of our clinical studies, which could materially impact our ability to meet our desired development timelines and have a material adverse impact on our business and financial condition.

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

We may not achieve our projected development goals in the time frames we announce.*

We set goals for and make public statements regarding our estimates of the timing for accomplishing certain objectives material to successful development of our product candidates. The actual timing of these events can vary, sometimes dramatically, due to many factors, including delays or failures in our nonclinical testing, clinical studies and manufacturing and regulatory activities and the uncertainties inherent in the regulatory approval process. For example, we had expected to initiate the EPIC study in 2012, but unforeseen delays related to the manufacture of clinical trial material delayed initiation of the study to 2013. In addition, from time to time we estimate the timeframe for completion of enrollment of or announcement of data from our clinical studies. However, predicting the rate of enrollment or the time from completion of enrollment to announcement of data for any clinical study, including EPIC, requires us to make a number of significant assumptions that may prove to be incorrect. If, as a clinical study progresses, we gain reliable information that materially impacts our assumptions, we will adjust our estimates. Even so, as discussed in other risk factors above, our estimated enrollment rates and the actual rates may differ materially and the time required to complete enrollment of any clinical study may be considerably longer than we estimate. In addition, even if we complete enrollment as expected, it may take longer than anticipated to prepare the data for review and then to review, analyze and announce the data.

Even if we complete a clinical study with successful results, we may not achieve our projected development goals in the time frames we initially anticipate or announce. As discussed above, the FDA may require nonclinical testing and/or clinical studies prior to its review or approval of a NDA for vepoloxamer in sickle cell disease in addition to the EPIC study and the other testing that we are conducting or are planning to conduct in parallel with EPIC. If a development plan for a product candidate becomes more extensive and costly than anticipated, we may determine that the associated time and cost are not financially justifiable and, as a result, discontinue development in a particular indication or of the product candidate as a whole. Any such action may be viewed negatively, which could adversely affect our stock price.

(33)

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

Even though we have obtained orphan drug designation for vepoloxamer for the treatment of sickle cell disease, we may not be able to obtain orphan drug marketing exclusivity for our products.

Vepoloxamer has orphan drug designation from the FDA and the European Commission for the treatment of sickle cell disease.  Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a multi-year period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug for that time period. However, orphan drug marketing exclusivity may not effectively protect our product candidates, even if our product candidates are the first to receive regulatory approved for the rare disease or condition.  The FDA can subsequently approve another drug or biologic for the same indication if the FDA concludes that the competing product is clinically superior (safer and/or more effective) or makes a major contribution to patient care.  The European Commission may reduce the exclusivity period in the EU if a drug no longer meets the criteria for orphan drug

(34)

designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.  Further, orphan drug exclusivity may be lost if the FDA or European Commission determines that the request for designation was materially defective or if the manufacturer of the drug is unable to assure a quantity of the drug sufficient to meet the needs of patients with the rare disease or condition.  In addition, orphan drug designation does not shorten the regulatory review process for obtaining marketing approval.

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

We currently have limited marketing capabilities and no sales capability and our company has never marketed or sold products. To commercialize our vepoloxamer product candidate or any other product candidate, we will have to acquire or develop marketing, distribution, sales and associated regulatory compliance capabilities, or rely on marketing partners or other third parties for the marketing, distribution and sale of our products. There is no guarantee that we will be able to establish adequate marketing, distribution or sales capabilities or make arrangements with third parties to perform those activities on terms satisfactory to us, or at all, or that any internal capabilities or third-party arrangements will be cost-effective. The acquisition or development of commercialization and associated regulatory compliance capabilities likely will require substantial financial and other resources and divert the attention of our management and key personnel, and, if not completed on time, could delay the launch of an approved product, and otherwise negatively impact our product development and commercialization efforts.

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

(35)

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

(36)

●

obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur or if necessary to secure exclusive rights to them, both in the U.S. and in foreign countries.

The patent and intellectual property positions of biopharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. There is no guarantee that we have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any pending applications or that claims allowed will be sufficient to protect the technology we develop or have developed or that is used by us, our CMOs or our other service providers. In addition, any patents that are issued to us may be limited in scope or challenged, invalidated, infringed or circumvented, including by our competitors, and rights we have under issued patents may not provide competitive advantages to us.

Patent applications in the U.S. are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months. As a result, we cannot be certain that the inventors listed in any patent or patent application owned by us were the first to conceive of the inventions covered by such patents and patent applications (for U.S. patent applications filed before March 16, 2013), or that such inventors were the first to file patent applications for such inventions outside the United States and, after March 15, 2013, in the United States. In addition, changes in or different interpretations of patent laws in the United States and foreign countries may affect our patent rights and limit the number of patents we can obtain, which could permit others to use our discoveries or to develop and commercialize our technology and products without any compensation to us.

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

(37)

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

RISKS RELATED TO OUR INDUSTRY

We expect intense competition in the marketplace for our product candidates, should any of them receive regulatory approval.*

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

(38)

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

With respect to competition for vepoloxamer in sickle cell disease, we are aware of numerous companies with product candidates in varying stages of development. Some of our potential competitors in sickle cell disease are large, well-financed and experienced pharmaceutical and biotechnology companies or have partnered with such companies, which may give them development, regulatory and/or marketing advantages over us. For example, Pfizer and Novartis have each invested in companies, GlycoMimetics, Inc. and Selexys Pharmaceuticals Corporation, respectively, with clinical-stage agents for the treatment of vaso-occlusive crisis. Pfizer is enrolling a Phase 3 clinical study of GlycoMimetics’ rivipansel compound in adult and pediatric patients with sickle cell disease experiencing vaso-occlusive crisis, and the study likely will compete with EPIC for patients and may adversely affect enrollment in EPIC, which could delay completion of our study.  In addition, Eli Lilly and Company is conducting a Phase 3 study of prasugrel in pediatric patients with sickle cell disease to assess whether it reduces the rate of vaso-occlusive crisis. Emmaus Life Sciences, Inc. has announced its plans to submit an NDA to the FDA in 2015 for marketing approval of its L-glutamine treatment for patients with sickle cell disease.  Further, numerous non-profit or non-commercial foundations and interest groups are committed to improving outcomes for patients with sickle cell disease. Advances in the understanding of the signaling pathways associated with sickle cell disease may lead to further interest and development of treatment options. Forms of gene therapy are being pursued to correct sickle cell disease by halting production of sickled cells.  For example, bluebird bio, Inc. is in Phase 1 development of its LentiGlobin® BB305 drug product for patients with severe sickle cell disease.  If an effective treatment or cure for vaso-occlusive crisis or sickle cell disease receives regulatory approval, the potential commercial success of vepoloxamer could be severely jeopardized.

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

(39)

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

(40)

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

(41)

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

Sales of substantial amounts of our common stock or the perception that such sales may occur could cause the market price of our common stock to decline significantly, even if our business is performing well.*

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, us or our existing stockholders of shares of our common stock. Sales by our existing stockholders might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. In February 2014, we commenced a $30 million “at the market” offering program, or ATM program, and, as of June 30, 2015, we had raised gross proceeds of approximately $17.5 million under that program. In March 2015, we filed a new shelf registration statement on Form S-3 to register the sale and issuance of up to an additional $150 million of our securities, subject to limitations if our public float is less than $75 million. In addition, we have outstanding warrants to purchase approximately 75.9 million additional shares of our common stock and warrants to purchase more than 13 million of those shares have an exercise price of $0.01 per share and warrants to purchase another 50.1 million of those shares have an exercise price of less than $1.00 per share. Collectively, the ATM program, the shelf registration statement and the outstanding, in-the-money warrants, may increase the likelihood of sales of substantial amounts of our shares, or the perception that substantial sales may occur, by us or our existing securityholders from time to time, which could cause the market price of our common stock to decline significantly.

We have voting control over shares held by the former principal stockholders of SynthRx and Aires Pharmaceuticals and we will have voting control over shares issuable to former SynthRx stockholders in the future, and we may determine to cause those shares

(42)

to be voted in such a manner that does not necessarily coincide with the interests of individual stockholders or particular groups of stockholders.

We have voting control with respect to approximately 3.5% of our outstanding common stock (based on shares outstanding as of August 10, 2015), pursuant to agreements we entered into with the former principal stockholders of each of SynthRx and Aires Pharmaceuticals in connection with our acquisition of those companies. Pursuant to the voting and transfer restriction agreement between us and each of the former principal stockholders of SynthRx, we have an irrevocable proxy to vote the shares of our common stock beneficially owned by those stockholders with respect to every action or approval by written consent of our stockholders in such manner as directed by us, except in limited circumstances. If the development of vepoloxamer achieves the remaining milestones set forth in our merger agreement with SynthRx, we will issue an additional 12,478,050 shares of our common stock to the former stockholders of SynthRx and the amount of those shares held by the stockholder parties to the voting and transfer restriction agreement will also be subject to the irrevocable proxy held by us. In addition, pursuant to the stockholder agreements between us and the former principal stockholders of Aires, we have an irrevocable proxy to vote the shares of our common stock issued to such stockholders as merger consideration and then held by such stockholders with respect to every action or approval by written consent of our stockholders in such manner as directed by us, except in limited circumstances, until August 2016. Accordingly, pursuant to our agreements with the former principal stockholders of SynthRx and Aires, assuming achievement of the remaining milestones under our merger agreement with SynthRx and issuance of all 12,478,050 milestone shares, based on 163,614,297 shares of our common stock outstanding as of August 10, 2015, we would have voting control with respect to approximately 10.0% of our outstanding common stock. As a result, in the future, we may have significant control over substantially all matters requiring approval by our stockholders, including the election of directors and the approval of certain mergers and other business combination transactions. Even if less than all potential milestone-related and holdback shares are issued, our ability to control a potentially significant block of stockholder votes pursuant to these voting agreements may enable us to substantially affect the outcome of proposals brought before our stockholders. Although our board of directors acts in a manner it believes is in the best interest of our stockholders as a whole, the interests of our stockholders as a whole may not always coincide with the interests of individual stockholders or particular groups of stockholders.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult, which could depress our stock price.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to our stockholders. Our bylaws limit who may call a special meeting of stockholders and establish advance notice requirements for nomination of individuals for election to our board of directors or for proposing matters that can be acted upon at stockholders’ meetings. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future. In addition, provisions of certain compensatory contracts with our management, such as equity award agreements, may have an anti-takeover effect by resulting in accelerated vesting of outstanding equity securities held by our executive officers. In particular, in the event of a change in control, the vesting of options we granted since July 2009 to our chief executive officer will accelerate with respect to fifty percent of the then unvested shares on the day prior to the date of the change in control and, subject to his continuous service, with respect to the remaining fifty percent of the then unvested shares on the one year anniversary of the date of the change in control, and could accelerate in full at the time of the change in control if the acquirer does not assume or substitute for the options. As a result, if an acquirer desired to retain the services of our chief executive officer following an acquisition, it may be required to provide additional incentive to him, which could increase the cost of the acquisition to the acquirer and may deter or adversely affect the terms of the potential acquisition.

Because we do not expect to pay dividends with respect to our common stock in the foreseeable future, you must rely on stock appreciation for any return on your investment.*

We have paid no cash dividends on any of our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, with respect to our common stock, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we are subject to various laws and regulations that may restrict our ability to pay dividends and we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends.  Currently, our debt facility with Hercules prohibits us from declaring and paying any cash dividend on any class of stock or other equity interest. Due to our intent to retain any future earnings rather than pay cash dividends on our common stock and applicable laws, regulations and contractual obligations that may restrict our ability to pay dividends on our common stock, the success of your investment in our common stock will likely depend entirely upon any future appreciation and our common stock may not appreciate.

(43)

If we were to issue shares of our common stock or preferred stock that are available for issuance, our stock price could decline

We have 500,000,000 shares of authorized common stock and, as of August 10, 2015, more than 203 million of such authorized shares were not outstanding or reserved for issuance under outstanding warrants, options, equity incentive plans or other rights. Subject to applicable securities laws and stock exchange listing requirements, our board of directors is authorized under our charter documents to sell and issue our authorized, but unissued, common stock without stockholder approval and may do so to satisfy our capital requirements or finance the expansion of our product pipeline. Our board of directors also is authorized to issue and sell up to 1,000,000 shares of preferred stock without stockholder approval, at a purchase price approved by the board. The preferred stock may have rights that are superior to the rights of the holders of our common stock. The sale or the proposed sale of substantial amounts of our common stock, preferred stock and/or securities convertible into shares of our common or preferred stock in the public markets may adversely affect the market price of our common stock. Our stockholders may also experience substantial dilution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Loan and Security Agreement

On August 11, 2015, we entered into a loan and security agreement, or the Loan Agreement, with Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc., together referred to as Hercules, under which we may borrow up to $15.0 million in two tranches. Upon entry into the Loan Agreement, we borrowed the first tranche of $5.0 million and paid a facility charge of $75,000. We previously paid a commitment charge of $25,000.  The other tranche of $10.0 million (“Tranche 2”) is available through December 31, 2015, provided that our vepoloxamer and AIR001 programs achieve certain clinical development milestones and we receive unrestricted and unencumbered net cash proceeds of at least $15.0 million from either, or a combination of, upfront cash payments from one or more strategic corporate partnerships or one or more equity financings.

The interest rate for any outstanding amounts under the Loan Agreement is the greater of (i) 8.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%, and (ii) 8.95%, determined on a daily basis.  Monthly payments under the Loan Agreement are interest only until June 1, 2016 (which may be extended up to March 1, 2017 as specified in the Loan Agreement based upon the achievement of a clinical development milestone as well as our draw of Tranche 2), followed by 30 equal monthly payments of principal and interest.  In addition, a final payment of up to $712,500 will be due on the scheduled maturity date (which is January 1, 2019 if the interest only period is not extended, or October 1, 2019, if the interest only period is extended to March 1, 2017), or at such time the outstanding amount under the Loan Agreement is prepaid or on such earlier date the outstanding amount under the Loan Agreement becomes due and payable as specified in the Loan Agreement.  If we elect to prepay the outstanding amount under the Loan Agreement prior to maturity, a prepayment charge of 3.0%, 2.0% or 1.0% of the then outstanding principal balance also will be due, depending upon whether we prepay in year 1, year 2 or after year 2 of the closing date.

Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, excluding our intellectual property but including the proceeds from the sale, licensing or other disposition of our intellectual property.

The Loan Agreement includes customary representations, warranties and covenants (affirmative and negative), including restrictive covenants that limit our ability to: incur additional indebtedness; encumber the collateral securing the Loan; acquire, own or make investments; repurchase or redeem stock or other equity securities; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of our assets; acquire other businesses; and merge or consolidate with or into any other business organization, in each case subject to exceptions. In addition, our intellectual property is subject to negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions. The Loan Agreement does not however include any financial maintenance covenants. The Loan Agreement also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or

(44)

priority of Hercules security interest or in the value of the collateral, the occurrence of any event that Hercules interprets as a material adverse effect (as defined in the Loan Agreement) and events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, Hercules may declare all outstanding obligations immediately due and payable and take such other actions as are set forth in the Loan Agreement.

Issuance of Warrant to Lender

In connection with the Loan Agreement, on August 11, 2015, we entered into a Warrant Agreement with and issued a warrant to Hercules Technology III, L.P. evidencing the right to purchase shares of our common stock at an exercise price of $0.41 per share (the “Warrant”).  The Warrant initially is exercisable for 853,658 shares of our common stock.  If we elect to draw Tranche 2, then on the date we receive the additional advance, the Warrant automatically will become exercisable for an additional 426,829 shares.  The exercise price and the number of shares underlying the Warrant are subject to adjustment in the event of a merger event, reclassification of our common stock, subdivision or combination of our common stock, or certain dividend payments. The Warrant is exercisable until August 11, 2020. Upon exercise, the aggregate exercise price may be paid, at Hercules’ election, in cash or on a net issuance basis, based upon the fair market value of our common stock at the time of exercise.

Item 6. Exhibits

An Exhibit Index has been attached as part of this report and is incorporated herein by reference.

(45)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mast Therapeutics, Inc.

Date: August 12, 2015	By:	/s/ Brian M. Culley
Brian M. Culley Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brandi L. Roberts
Brandi L. Roberts Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

(46)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File/Film No.	Date Filed

10.1#	Mast Therapeutics, Inc. 2015 Omnibus Incentive Plan		Form 8-K	001-32157-15934477	06/16/15

10.2#	Form of Non-Statutory Stock Option Grant Agreement—Director (for grants to non-employee directors) under the 2015 Omnibus Incentive Plan		Form 8-K	001-32157-15934477	06/16/15

10.3#	Form of Incentive Stock Option Grant Agreement – Exempt Employees under the 2015 Omnibus Incentive Plan		Form 8-K	001-32157-15934477	06/16/15

10.4	Form of Incentive Stock Option Grant Agreement – Non-Exempt Employees under the 2015 Omnibus Incentive Plan		Form 8-K	001-32157-15934477	06/16/15

10.5#	Form of CEO Incentive Stock Option Grant Agreement under the 2015 Omnibus Incentive Plan		Form 8-K	001-32157-15934477	06/16/15

10.6#	Form of CMO Incentive Stock Option Grant Agreement under the 2015 Omnibus Incentive Plan		Form 8-K	001-32157-15934477	06/16/15

10.7#	2015 Executive Incentive Plan		Form 8-K	001-32157-15934477	06/16/15

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	X

32.1±	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
#	Indicates management contract or compensatory plan
±

These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

(47)