Form 10-Q
period 2016-06-30
Mast Therapeutics, Inc.
filed 2016-08-09
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of August 5, 2016 was 211,815,450.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for share and par value data)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$24,490	$23,052
Investment securities	10,582	17,929
Prepaid expenses and other current assets	746	1,271
Total current assets	35,818	42,252
Property and equipment, net	171	226
In-process research and development	8,549	8,549
Goodwill	3,007	3,007
Other assets	131	183
Total assets	$47,676	$54,217
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,300	$2,600
Accrued liabilities	9,424	8,152
Accrued compensation and payroll taxes	1,127	1,430
Debt facility	12,512	10,991
Total current liabilities	25,363	23,173
Long-term lease obligation	21	25
Debt facility, net of current portion	2,462	3,726
Deferred income tax liability	3,404	3,404
Total liabilities	31,250	30,328
Stockholders' equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 208,341,530 and 163,614,297 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	208	164
Additional paid-in capital	313,097	298,715
Accumulated other comprehensive income/(loss)	7	(17)
Accumulated deficit	(296,886)	(274,973)
Total stockholders' equity	16,426	23,889
Total liabilities and stockholders' equity	$47,676	$54,217

See accompanying notes to unaudited condensed consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	7,752	7,734	15,627	13,776
Selling, general and administrative	2,439	2,410	5,274	5,988
Depreciation and amortization	30	37	61	67
Total operating expenses	10,221	10,181	20,962	19,831
Loss from operations	(10,221)	(10,181)	(20,962)	(19,831)
Interest income	36	32	75	62
Interest expense	(512)	(1)	(1,031)	(1)
Other income (loss), net	(9)	(1)	5	3
Net loss	$(10,706)	$(10,151)	$(21,913)	$(19,767)
Net loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.12)	$(0.12)
Weighted average shares outstanding - basic and diluted	196,553,963	162,128,100	187,334,590	160,800,809
Comprehensive Income/(Loss):
Net loss	$(10,706)	$(10,151)	$(21,913)	$(19,767)
Other comprehensive income	2	12	24	35
Comprehensive net loss	$(10,704)	$(10,139)	$(21,889)	$(19,732)

See accompanying notes to unaudited condensed consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(21,913)	$(19,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61	67
Share-based compensation expense related to employee stock options	1,306	1,578
Amortization of debt issuance costs and debt discount	332	—
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	577	(124)
Increase in accounts payable and accrued liabilities	668	2,364
Net cash used in operating activities	(18,969)	(15,882)
Cash flows from investing activities:
Purchases of certificates of deposit	—	(7,986)
Proceeds from maturities of certificates of deposit	7,371	7,337
Purchases of property and equipment	(7)	(91)
Net cash provided by/(used in) investing activities	7,364	(740)
Cash flows from financing activities:
Proceeds from sale of common stock	14,033	2,140
Payments for offering costs	(939)	(109)
Payments for capital lease	(4)	(3)
Costs paid in connection with debt facility	(47)	—
Net cash provided by financing activities	13,043	2,028
Net increase/(decrease) in cash and cash equivalents	1,438	(14,594)
Cash and cash equivalents at beginning of period	23,052	35,808
Cash and cash equivalents at end of period	$24,490	$21,214

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

The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our working capital, anticipated operating expenses and net losses and the uncertainties surrounding our ability to raise additional capital as needed, as discussed below, raise substantial doubt about our ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

We have incurred significant operating losses since inception and have relied on our ability to fund our operations primarily though equity financings and a debt financing.  For the year ended December 31, 2015 and the six months ended June 30, 2016, we incurred losses from operations of $39.4 million and $21.0 million, respectively, and our net cash used in operating activities was $32.9 million and $19.0 million, respectively.  At June 30, 2016, our cash, cash equivalents and investment securities totaled $35.1 million and our working capital was $10.5 million.  Our planned operating activities call for expenditures over the next 12 months to exceed our current cash, cash equivalents and investment securities balances and working capital.  We intend to raise additional capital this year through our “at the market,” or ATM, equity offering program (See Note 13, “Stockholders’ Equity”), other equity or debt financings, and/or through collaborations, including licensing agreements. There can be no assurance that we will be successful in raising sufficient additional capital or that such capital, if available, will be on terms that are acceptable to us.  Subject to limited exceptions, our debt facility (See Note 8, “Debt Facility”) prohibits us from incurring indebtedness without the lender’s prior written consent.  Our anticipated operating expenses and net losses and the uncertainties surrounding our ability to raise additional capital as needed raise substantial doubt about our ability to continue as a going concern.  If we are unable to continue as a going concern, we may have to liquidate our assets and might realize significantly less than the values at which they are carried on our financial statements.  If we are unable to raise sufficient additional capital this year, we intend to significantly reduce the scope of our planned operations during the fourth quarter, including by delaying or discontinuing investment in development and commercial-readiness activities for vepoloxamer in sickle cell disease and heart failure, even if we have positive results from our Phase 3 clinical study of vepoloxamer in sickle cell disease, known as the EPIC study. In the event of negative results from the EPIC study and/or prepayment to our lender on or before October 14, 2016 of $10.0 million of the principal balance under our debt facility in accordance with its terms, we plan to immediately and more drastically reduce the scope of our operations. In either case, we expect that our cash, cash equivalents and investment securities as of June 30, 2016, would be sufficient to fund our operations, as reduced in scope, into the first quarter of 2017.

In addition to the uncertainties surrounding our ability to raise additional capital as needed which raise substantial doubt about our ability to continue as a going concern, our business, operating results, financial condition, and growth prospects are subject to significant other risks and uncertainties, including failing to complete development of and obtain regulatory approval to commercialize our product candidates even if we are able to raise significant additional capital.

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

3. Goodwill and IPR&D

At June 30, 2016 and December 31, 2015, our goodwill and IPR&D consisted of the following (in thousands):

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

Our investment securities are under the custodianship of a major financial institution and consist of FDIC-insured certificates of deposit. We have classified all of our available-for-sale investment securities, as current assets on our consolidated balance sheets because we consider them to be highly liquid and available for use, if needed, in current operations. As of June 30, 2016, none of our investment securities had contractual maturity dates of more than one year.

At June 30, 2016 and December 31, 2015, our investment securities were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Fair value of investment securities	$10,582	$17,929
Cost basis of investment securities	10,575	17,946

	June 30,	December 31,
	2016	2015
Net unrealized (gains)/losses on investment securities	$(7)	$17

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

The fair values at June 30, 2016 and December 31, 2015 of our cash equivalents and investment securities are summarized in the following table (in thousands):

		Fair Value Determined Under:
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
At June 30, 2016:
Cash equivalents	$13,234	$13,234	$—	$—
Investment securities	$10,582	$—	$10,582	$—

At December 31, 2015:
Cash equivalents	$15,799	$15,799	$—	$—
Investment securities	$17,929	$—	$17,929	$—

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

We lease certain office equipment under leases classified as capital leases.  As of June 30, 2016, the total amount of leased equipment was $40,000 with interest rates ranging from 8% to 14% per annum. The equipment is being amortized over the life of the leases, which range from three to five years.

7. Accrued Liabilities

Accrued liabilities at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Accrued R&D agreements and study expenses	$8,401	$7,898
Obligation to provide common stock	686	-
Other accrued liabilities	337	254
Total accrued liabilities	$9,424	$8,152

Under our ATM program (See Note 13, “Stockholders’ Equity”), we received cash on June 30, 2016 from our sales agent in payment of shares of our common stock sold in June, but the shares were not issued by the registrar and transfer agent for our common stock until July 1, 2016.  Accordingly, we recorded a current liability for the cash received for the shares that were issued on July 1, 2016.

8.  Debt Facility

Hercules Loan and Security Agreement

We have borrowed an aggregate of $15.0 million pursuant to a Loan and Security Agreement, dated August 11, 2015, with Hercules Technology III, L.P. and Hercules Capital, Inc. (formerly known as, Hercules Technology Growth Capital, Inc.)

(together, “Hercules”), as amended by the First Amendment thereto dated September 28, 2015, the Second Amendment thereto dated December 31, 2015, the Third Amendment thereto dated February 25, 2016, and the Fourth Amendment thereto dated July 22, 2016 (collectively, the “Loan Agreement”). Pursuant to the terms and conditions of the Loan Agreement, we received the first advance of $5.0 million on August 11, 2015 and the second advance of $10.0 million on September 28, 2015.

Under the Loan Agreement, we are required to prepay to Hercules $10 million of the principal balance of the loan and any accrued but unpaid fees and expenses (the “Second Advance Prepayment”) on or before October 14, 2016 unless on or before such date, we demonstrate, to the reasonable satisfaction of Hercules, positive results in our Phase 3 clinical study of vepoloxamer in patients with sickle cell disease, known as the EPIC study (the “Second Advance Prepayment Condition”).  In the event that the Second Advance Prepayment Condition is not satisfied, the Second Advance Prepayment would be due on October 14, 2016; provided, however, that if we issue a public announcement of EPIC results that do not satisfy the Second Advance Prepayment Condition before October 14, 2016, we are required to make the Second Advance Prepayment promptly, but in any case, within three business days of the public announcement.  Due to numerous factors, we are not able to predict with any reasonable certainty the probability of achieving the Second Advance Prepayment Condition; therefore, we have classified the Second Advance as a current liability on the balance sheet.

The interest rate for the principal balance under the Loan Agreement is the greater of (i) 8.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%, and (ii) 8.95%, determined on a daily basis.  Monthly payments under the Loan Agreement were interest only until July 1, 2016. Beginning July 1, 2016 and on the first business day of each month thereafter through the scheduled maturity date of January 1, 2019, we will repay the principal balance under the Loan Agreement in equal monthly installments of principal and interest.  However, if we achieve the Second Advance Prepayment Condition, we have not made the Second Advance Prepayment, and no event of default has occurred, we can resume making interest-only payments and further payments against the principal balance will be deferred until March 1, 2017. If our interest-only payment period resumes and is extended to March 1, 2017, then the maturity date would extend to October 1, 2019.  An end of term charge of $712,500 will be due on the scheduled maturity date and is being accrued through interest expense using the effective interest method.

If we elect to prepay the principal balance under the Loan Agreement prior to maturity, a prepayment charge of 1%, 2% or 3%, of the then outstanding principal balance also will be due, depending upon when the prepayment occurs. No prepayment penalty would apply to the Second Advance Prepayment, if required.

Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our assets, excluding our intellectual property but including the proceeds from the sale, licensing or disposition of our intellectual property. Our intellectual property is subject to customary negative covenants.

In connection with the Loan Agreement, we have paid facility charges of $225,000 and a commitment charge of $25,000. Such charges were accounted for as debt issuance costs and are being amortized to interest expense using the effective interest method through the scheduled maturity date.

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

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value (in thousands):

	As of June 30, 2016
	Short-term	Long-term
Potential prepayment to lender	$10,000	$-
Principal payments to lender and end of term charge	2,397	3,316
Accrued interest	115	-
Debt issuance costs	-	(594)
Debt discount related to warrants	-	(260)
Carrying value	$12,512	$2,462

9. Share-Based Compensation Expense

Share-based compensation expense related to equity awards granted to our employees and non-employee directors for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Selling, general and administrative expense	$425	$371	$849	$1,312
Research and development expense	222	141	457	266
Share-based compensation expense	$647	$512	$1,306	$1,578

During the six months ended June 30, 2016, the only equity awards granted to our employees and non-employee directors were stock option awards. The following table summarizes the equity award activity during such six-month period:

	Shares Underlying Option Awards	Weighted-Average Exercise Price
Outstanding at December 31, 2015	22,896,728	$0.78
Granted	8,151,263	$0.42
Exercised	—	$—
Expired/forfeited	(1,012,106)	$0.90
Outstanding at June 30, 2016	30,035,885	$0.68

At June 30, 2016, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $5.3 million, which is expected to be recognized over a weighted-average period of 2.7 years.

10. Net Loss Per Common Share

Basic and diluted net loss per common share was calculated by dividing the net loss for the three and six months ended June 30, 2016 and 2015 by the weighted-average number of common shares outstanding during those periods, respectively, without consideration for outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. For the periods presented, our outstanding common stock equivalents consisted of options and warrants to purchase shares of our common stock. All common stock equivalents presented had an anti-dilutive impact due to losses reported in the applicable periods.  The weighted-average number of those common stock equivalents outstanding for each of the periods presented is set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options	30,029,718	20,148,555	30,176,166	20,454,379
Warrants	105,178,730	76,559,927	97,712,362	77,847,594

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

12. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash paid for interest on debt facility	$700	$-

Supplemental disclosures of non-cash investing and financing activities:
Warrants issued in connection with debt facility	$26	$-
Unrealized gain on investment securities	$(24)	$(35)

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

“At the Market” Equity Offering Program

In February 2014, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $30.0 million, from time to time, through an “at the market,” or ATM, equity offering program (the “2014 Sales Agreement”), under which Cowen acted as sales agent. In August 2015, we terminated the 2014 Sales Agreement upon entry into a new sales agreement with Cowen to sell shares of our common stock, with aggregate gross sales proceeds of up to $30.0 million, from time to time, through an ATM program.  As of June 30, 2016, we had sold an aggregate of 42,015,010 shares at a weighted-average sales price of $0.58 per share under the ATM programs for aggregate gross proceeds of $24.2 million and $23.1 million in net proceeds, after deducting sales agent commission and discounts and our other offering costs. As of June 30, 2016, 40,495,430 of the 42,015,010 shares sold had been issued; the remaining 1,519,580 shares sold were issued on July 1, 2016.

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

At June 30, 2016, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
10,625,000	$1.100	November 2016
28,097,400	$0.650	June 2018
13,081,428	$0.010	November 2019
22,011,265	$0.750	November 2019
2,272,727	$0.275	August 2020
29,090,910	$0.420	February 2021
105,178,730

14. Subsequent Events

Amendment to Loan and Security Agreement

In July 2016, we entered into that certain Fourth Amendment to Loan and Security Agreement with Hercules (the “Fourth Amendment”), primarily to extend a key date relating to our conditional obligation to prepay $10 million of the principal balance of the loan and to provide for deferral of further payments against the principal balance until March 1, 2017 and extension of the scheduled maturity date to October 1, 2019 if that $10 million prepayment is not required and no event of default has occurred.

As described in Note 8 “Debt Facility,” in the event that the Second Advance Prepayment Condition is not satisfied, the Second Advance Prepayment would be due on October 14, 2016; provided, however, that if we issue a public announcement of EPIC results that do not satisfy the Second Advance Prepayment Condition before October 14, 2016, we are required to make the Second Advance Prepayment promptly, but in any case, within three business days of the public announcement. If the Second Advance Prepayment Condition is satisfied, we are not required to make the Second Advance Prepayment, and no event of default under the Loan Agreement has occurred, we can resume making interest-only payments to Hercules and further payments against the principal balance will be deferred until March 1, 2017. If the interest-only payment period resumes, the scheduled maturity date of the loan would extend from January 1, 2019 to October 1, 2019.  Pursuant to the Fourth Amendment we paid an additional facility charge of $75,000.

Shares Issued under ATM Program

As described above under Note 7 “Accrued Liabilities” and Note 13 “Stockholders’ Equity,” in June 2016, we received payment from Cowen, the sales agent for our ATM program, for 1,519,580 shares of our common stock sold under our ATM program, but we did not issue those shares until July 1, 2016.  As a result, at June 30, 2016, we recorded a current liability to provide the 1,519,580 shares that had been sold and paid for, but not yet issued.

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

We have devoted substantially all of our resources to research and development, or R&D, and to acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue and we have incurred significant annual operating losses since inception. We incurred a loss from operations of $21.0 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $296.9 million.  Our cash, cash equivalents, and investment securities were $35.1 million and our working capital was $10.5 million as of June 30, 2016.

As discussed below under “Management Outlook,” we do not believe our cash, cash equivalents and investment securities as of June 30, 2016 will be sufficient to meet our currently planned operations for the next 12 months, and these circumstances raise substantial doubt about our ability to continue as a going concern.

Our development efforts have been funded primarily through the offering and sale of our equity securities from time to time and a debt facility under which we have a principal balance of $14.1 million as of August 5, 2016. The process of developing and seeking regulatory approval for investigational new drug products and marketing such products, if approved, requires significant capital investment. We expect to continue to incur substantial operating losses for the next several years as we advance our product candidates through clinical development and, if successful, seek regulatory approval to market and sell them. Until such time as we obtain regulatory approval and are subsequently able to generate positive cash flow, we plan to continue to fund our operations with our current cash, cash equivalents and investment securities and by raising additional capital through our “at the market,” or ATM, equity offering program, other equity or debt financings, and/or through collaborations, including licensing arrangements.  If we are not successful in raising sufficient additional capital as needed, we may be compelled to reduce the scope of our operations and planned capital expenditures and/or sell or license certain assets at inopportune times, which could have a material and adverse effect on our ability to pursue our business strategy.  We have already implemented cost-saving measures, including with respect to our vepoloxamer programs, except in regard to completing database lock and obtaining results from our Phase 3 clinical study of vepoloxamer in sickle cell disease, known as the EPIC study. If we are unable to raise sufficient additional capital this year, we plan to further reduce the scope of our operations during the fourth quarter, including by further delaying or discontinuing investment in development and commercial-readiness activities for vepoloxamer in sickle cell disease and heart failure, even if we have positive results from the EPIC study.  In the event of negative results from the EPIC study and/or prepayment to our lender on or before October 14, 2016 of $10 million of the principal balance under our debt facility, as would be required by its terms, we plan to immediately and more drastically reduce the scope of our operations.

We completed enrollment in the EPIC study earlier this year, and we expect to report top-line data in September 2016.  Vepoloxamer also is currently being evaluated in a randomized, double-blind, placebo-controlled, multicenter Phase 2 study in patients with chronic heart failure. In addition, we continue to evaluate the opportunity for clinical development of vepoloxamer in ischemic stroke and our vepoloxamer pipeline includes a preclinical development program in resuscitation following major trauma (i.e., restoration of circulating blood volume and pressure).  We obtained the MAST platform and vepoloxamer program through our acquisition of SynthRx, Inc. in April 2011.

Our second product candidate, AIR001, is in Phase 2 clinical development for HFpEF. In February 2016, we announced positive top-line results from a 30-patient, randomized, double-blind, placebo-controlled Phase 2a study of AIR001 in patients with HFpEF.  The study met its pre-specified primary endpoint, with the AIR001 treatment group showing a statistically significant decrease in pulmonary capillary wedge pressure during exercise compared to the control group and AIR001 was generally well-tolerated. Another institution-sponsored Phase 2a clinical study of AIR001 in patients with HFpEF is ongoing.  Positive interim results from that study were presented at a scientific conference in May 2016.  In addition, we are supporting a randomized, double-blind, placebo-controlled crossover Phase 2 study of AIR001 in approximately 100 patients with HFpEF. The study, which is known as the Inorganic Nitrite Delivery to Improve Exercise Capacity in HFpEF (INDIE-HFpEF) study, is sponsored by Duke Clinical Research Institute as the Coordinating Center for the Heart Failure Clinical Research Network (HFN) and will be conducted at approximately 20 clinical centers in the U.S. that are part of the HFN. The first patient was dosed in July 2016. We obtained the AIR001 program through our acquisition of Aires Pharmaceuticals, Inc. in February 2014.

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

Operating Expenses

Research and Development Expenses. We maintain and evaluate our R&D expenses by the type of cost incurred rather than by project. We do this primarily because we outsource a substantial portion of our work and our R&D personnel and consultants work across multiple programs rather than dedicating their time to one particular program. We categorize our R&D expenses as external clinical study fees and expenses, external nonclinical study fees and expenses, personnel costs and share-based compensation expense. The major components of our external clinical study fees and expenses are fees and expenses related to CROs and clinical study investigative sites and investigators. The major components of our external nonclinical study fees and expenses are fees and expenses related to preclinical studies and other nonclinical testing, research-related manufacturing, quality assurance and regulatory affairs services, and preparation of a new drug application, or NDA, for vepoloxamer. Research-related manufacturing expenses include costs associated with producing and/or purchasing active pharmaceutical ingredient (API), conducting process development activities, producing clinical trial material, producing material for stability testing to support regulatory filings, related labeling, testing and release, packaging and storing services, related consulting fees, and costs related to purchasing nebulizers for administration of AIR001. Impairment losses on R&D-related manufacturing equipment are also considered research-related manufacturing expenses. Personnel costs relate to employee salaries, benefits and related costs.

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

As a result of cost-saving measures we have begun implementing, even if results from the EPIC study are positive, we expect our annual R&D expenses (excluding share-based compensation expense) will be approximately 5% to 10% less in 2016 compared to 2015.  This decrease would be due primarily to less investment than previously anticipated in external costs related to preparing our vepoloxamer NDA, conducting our Phase 2 clinical study of vepoloxamer in heart failure, and research-related manufacturing for vepoloxamer.

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

As a result of cost-saving measures we have begun implementing, even if results from the EPIC study are positive, we expect our annual SG&A expenses (excluding share-based compensation expense) to be flat or approximately 5% less in 2016 compared to 2015. This decrease would be due primarily to less investment than previously anticipated in external costs related to commercial-readiness activities for vepoloxamer in sickle cell disease.

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

Comparison of Three Months Ended June 30, 2016 and 2015

Revenue. We recognized no revenue for the three months ended June 30, 2016 and 2015.

R&D Expenses. Our most significant R&D expenses for the three months ended June 30, 2016 were external costs associated with the EPIC study, preparing our vepoloxamer NDA, research-related manufacturing for vepoloxamer and our Phase 2 study of vepoloxamer in heart failure. These expenses consisted primarily of CRO and CMO expenses, clinical study and regulatory-related consulting expenses, and study site expenses, which include start-up costs as well as patient costs. The following table summarizes our consolidated R&D expenses by type for each of the periods listed and their respective percent of our total R&D expenses for such periods (in thousands, except for percentages):

	Three Months Ended June 30,
	2016	%	2015	%
External clinical study fees and expenses	$4,176	54%	$3,703	48%
External nonclinical study fees and expenses	2,338	30%	2,877	37%
Personnel costs	1,016	13%	1,013	13%
Share-based compensation expense	222	3%	141	2%
Total	$7,752	100%	$7,734	100%

R&D expenses were $7.8 million for the three months ended June 30, 2016 compared to $7.7 million the same period in 2015. Increases of $0.5 million in external clinical study fees and expenses and $0.1 million in share-based compensation expense were offset by a $0.5 million decrease in external nonclinical study fees and expenses during the 2016 period.

The $0.5 million increase in external clinical study fees and expenses was due primarily to increases of $0.7 million in costs for our Phase 2 study of vepoloxamer in heart failure and $0.4 million in costs for the Phase 2 studies of AIR001 in HFpEF, offset by decreases of $0.4 million in costs for the EPIC study and $0.2 million in costs for the Phase 2 study of vepoloxamer in acute limb ischemia, or ALI, which we discontinued and began to wind-down in the third quarter of 2015. The $0.5 million decrease in external nonclinical study fees and expenses was due primarily to decreases of $1.2 million in research-related manufacturing costs and $0.4 million in costs for nonclinical studies of vepoloxamer, offset by increases of $0.9 million in external costs related to preparing our vepoloxamer NDA and $0.2 million in research-related manufacturing costs for AIR001.

SG&A Expenses. SG&A expenses were $2.4 million for the three months ended June 30, 2016, as well as for the same period in 2015.

Interest Expense. Interest expense for the three months ended June 30, 2016 was $512,000, $511,000 of which was related to our debt facility. There was $1,000 of interest expense in the three months ended June 30, 2015.

Net Loss. Net loss was $10.7 million, or $0.05 per share, for the three months ended June 30, 2016, compared to net loss of $10.2 million, or $0.06 per share, for the same period in 2015.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenue. We recognized no revenue for the six months ended June 30, 2016 and 2015.

R&D Expenses. Our most significant R&D expenses for the six months ended June 30, 2016 were external costs associated with the EPIC study, research-related manufacturing for vepoloxamer, preparing our vepoloxamer NDA and our Phase 2 study of vepoloxamer in heart failure. These expenses consisted primarily of CRO and CMO expenses, clinical study and regulatory-related consulting expenses, and study site expenses, which include start-up costs as well as patient costs. The following table summarizes our consolidated R&D expenses by type for each of the periods listed and their respective percent of our total R&D expenses for such periods (in thousands, except for percentages):

	Six Months Ended June 30,
	2016	%	2015	%
External clinical study fees and expenses	$8,230	52%	$7,210	52%
External nonclinical study fees and expenses	4,797	31%	4,393	32%
Personnel costs	2,143	14%	1,907	14%
Share-based compensation expense	457	3%	266	2%
Total	$15,627	100%	$13,776	100%

R&D expenses increased by $1.8 million, or approximately 13.4%, to $15.6 million for the six months ended June 30, 2016, compared to $13.8 million for the same period in 2015. This increase was due primarily to increases of $1.0 million in external clinical study fees and expenses, $0.4 million in external nonclinical study fees and expenses, $0.2 million in personnel costs and $0.2 million share-based compensation expense during the 2016 period.

The $1.0 million increase in external clinical study fees and expenses was due primarily to an increase of $1.2 million in costs for our Phase 2 study of vepoloxamer in heart failure and an increase of $0.4 million in costs for the Phase 2 studies of AIR001 in HFpEF, offset by a decrease of $0.5 million in costs for the Phase 2 study of vepoloxamer in ALI. The $0.4 million increase in external nonclinical study fees and expenses was due primarily to an increase of $1.4 million in external costs related to preparing our vepoloxamer NDA and an increase of $0.2 million in research-related manufacturing costs for AIR001, offset by decreases of $0.8 million in research-related manufacturing costs and $0.3 million in costs for nonclinical studies of vepoloxamer.

SG&A Expenses. SG&A expenses decreased by $0.7 million, or approximately 11.9%, to $5.3 million for the six months ended June 30, 2016, compared to $6.0 million for the same period in 2015.  SG&A expenses in the six months ended June 30, 2015 included $0.4 million of severance expenses and $0.3 million of share-based compensation expense resulting from the termination of employment of our former president and chief operating officer in February 2015 and the acceleration of stock option vesting pursuant to the terms of his option agreements.

Interest Expense. Interest expense for the six months ended June 30, 2016 was $1,031,000, $1,029,000 of which was related to our debt facility. There was $1,000 of interest expense in the six months ended June 30, 2015.

Net Loss. Net loss was $21.9 million, or $0.12 per share, for the six months ended June 30, 2016, compared to net loss of $19.8 million, or $0.12 per share, for the same period in 2015.

Liquidity and Capital Resources

We have a history of annual losses from operations and we anticipate that we will continue to incur losses for at least the next several years. For the six months ended June 30, 2016, we incurred a loss from operations of $21.0 million. Our cash, cash equivalents and investment securities were $35.1 million and our working capital was $10.5 million as of June 30, 2016.

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

We may receive up to $11.7 million, $18.3 million, $0.1 million, $16.5 million and $12.2 million of additional net proceeds from the exercise of warrants issued in the underwritten public offerings we completed in November 2011, June 2013, November 2014 and February 2016. However, the timing of the exercise and extent to which any of these warrants are exercised before they expire are beyond our control and depend on a number of factors, including certain beneficial ownership limitations and the market price of our common stock. The exercise prices of these warrants are $1.10, $0.65, $0.01, $0.75 and $0.42 per share, respectively. In comparison, the closing sale price of our common stock on August 5, 2016 was $0.34 per share and we do not expect the holders of the warrants to exercise them unless and until our common stock trades at or above the exercise price of their warrants. In addition, if at the time of exercise there is not an effective registration statement available for the issuance of the shares subject to the warrants, they may be exercised on a “cashless” net issuance basis, in which case we would not receive any proceeds from the exercise of these warrants.

In February 2014, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $30.0 million, from time to time, through an ATM equity offering program, under which Cowen acts as sales agent. We refer to that agreement as the 2014 Sales Agreement. In August 2015, we terminated the 2014 Sales Agreement upon entry into a new sales agreement with Cowen to sell shares of our common stock, with aggregate gross sales proceeds of up to $30.0 million, from time to time, through an ATM program. As of June 30, 2016, we had sold an aggregate of 42,015,010 shares at a weighted-average sales price of $0.58 per share under the ATM programs for aggregate gross proceeds of $24.2 million and $23.1 million in aggregate net proceeds, after deducting sales agent commission and discounts and our other offering costs.  As of June 30, 2016, 40,495,430 of the 42,015,010 shares sold had been issued; the remaining 1,519,580 shares sold were issued on July 1, 2016.

We have borrowed $15.0 million under a debt facility and have received proceeds of approximately $14.8 million, net of fees.  Our principal balance as of August 5, 2016 was $14.1 million.  The debt facility is governed by a loan and security agreement, as amended, among our company, Hercules Technology III, L.P., and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.), together referred to as Hercules.  Under the loan and security agreement, as amended, we are required to prepay $10 million of the principal balance and any accrued but unpaid fees and expenses (referred to as the Second Advance Prepayment) unless, on or before October 14, 2016, we demonstrate, to the reasonable satisfaction of Hercules, positive results in the EPIC study (referred to as the Second Advance Prepayment Condition).  In the event that the Second Advance Prepayment Condition is not satisfied, the Second Advance Prepayment would be due on October 14, 2016; provided, however, that if we issue a public announcement of EPIC results that do not satisfy the Second Advance Prepayment Condition before October 14, 2016, we are required to make the Second Advance Prepayment promptly, but in any case, within three business days of the public announcement.  Our first principal payment of approximately $430,000 was paid on July 1, 2016.  We will continue to repay the principal balance in equal monthly installments of principal and interest payments on the first business day of each month through the scheduled maturity date of January 1, 2019.  However, if we achieve the Second Advance Prepayment Condition and no event of default has occurred, further principal payments will be deferred until March 1, 2017 and the scheduled maturity date will be extended from January 1, 2019 to October 1, 2019.

See Note 8, “Debt Facility,” of the Notes to the Condensed Consolidated Financial Statements in this report for additional information regarding our debt facility with Hercules. Our obligations under our agreement with Hercules are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. Our intellectual property is subject to negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions. The agreement includes a number of other restrictive covenants that may limit our ability to raise capital through other debt or equity financing.  The debt facility also includes events of default, the occurrence and continuation of which would provide Hercules with the right to exercise remedies against us and the collateral securing our indebtedness, which include declaring payment of all or any part of the debt, together with an end of term charge of $712,500 and a prepayment charge of 1%, 2% or 3% of the then outstanding principal balance, immediately due and payable. These events of default include, among other things, our failure to pay any amount due on the due date, our breach or default in the performance of any covenant under the debt facility, our insolvency, the attachment, seizure, or filing of a levy against our assets or a judgment entered against us in an amount greater than $250,000, the occurrence of any default under certain other indebtedness, and, subject to limited exceptions, the occurrence of an event or circumstance that would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, our ability to repay our indebtedness in accordance with the terms of the debt facility, or on the collateral securing our indebtedness.

For a discussion of our liquidity and capital resources outlook, see “Management Outlook” below.

Operating activities. Net cash used in operating activities was $19.0 million for the six months ended June 30, 2016 and consisted primarily of a net loss of $21.9 million adjusted for non-cash items, including share-based compensation expenses of $1.3 million and amortization of debt issuance costs and debt discount of $0.3 million, and a net increase of $1.2 million due to changes in assets and liabilities. Net cash used in operating activities was $15.9 million for the six months ended June 30, 2015 and consisted primarily of a net loss of $19.8 million adjusted for non-cash items, including share-based compensation expenses of $1.6 million and a net increase of $2.2 million due to changes in assets and liabilities.

Investing activities. Net cash provided by investing activities was $7.4 million for the six months ended June 30, 2016 compared to net cash used in investing activities of $0.7 million for the same period in 2015. Net cash provided by investing activities for the six months ended June 30, 2016 was primarily due to $7.4 million in proceeds from the maturity of certificates of deposit. Net cash used in investing activities for the six months ended June 30, 2015 was primarily due to $8.0 million used to purchase certificates of deposit, offset by $7.3 million in proceeds from the maturity of certificates of deposit.

Financing activities. Net cash provided by financing activities was $13.0 million for the six months ended June 30, 2016 compared to $2.0 million for the same period in 2015.  Net cash provided by financing activities for the six months ended June 30, 2016 was primarily a result of net proceeds of $7.3 million from the sale of units consisting of shares of our common stock and warrants to purchase our common stock in February 2016 and net proceeds of $5.8 million from the sale of common stock under our ATM equity offering program. Net cash provided by financing activities for the six months ended June 30, 2015 was primarily a result of net proceeds of $2.1 million from the sale of common stock under our ATM program, offset by $0.1 million in payments under a capital lease agreement for our phone equipment.

Management Outlook

If results from the EPIC study are positive and we believe they will support an NDA submission for vepoloxamer in sickle cell disease, we expect our operating expenses for the remaining six months of 2016 will be approximately $14.0 to $15.0 million, excluding share-based compensation expense.  We have lowered our estimated operating expenses for 2016 because, while we remain focused on EPIC study database lock, we have implemented cost-saving measures in other areas, primarily by slowing down our investment in development and commercial-readiness activities for vepoloxamer in sickle cell disease and heart failure.  In the case of negative results from the EPIC study, we plan to implement additional cost-saving measures that would further reduce our operating expenses.  However, based on our projected capital needs in either scenario, our current cash, cash equivalents and investment securities and working capital will not be sufficient to fund our operations for the next 12 months. We intend to raise additional capital this year through our ATM program, other equity or debt financings, and/or through collaborations, including licensing arrangements, to pursue our current business strategy and planned operations. If we have positive results from the EPIC study but we are unable to raise sufficient additional capital, we anticipate that we would further reduce the scope of our planned operations during the fourth quarter of this year, including by further delaying or discontinuing investment in development and commercial-readiness activities for vepoloxamer in sickle cell disease and heart failure. In the event of negative results in the EPIC study and/or prepayment to Hercules on or before October 14, 2016 of $10.0 million of the principal balance under our debt facility, we plan to immediately and more drastically reduce the scope of our planned operations. In either case, we expect that our cash, cash equivalents and investment securities as of June 30, 2016, would be sufficient to fund our operations, as reduced in scope, into the first quarter of 2017.  Whether results in the EPIC study are positive or negative, adequate additional capital may not be available to us on acceptable terms, on a timely basis, or at all.  These uncertainties raise substantial doubt about our ability to continue as a going concern.

Our estimate of operating expenses for the remaining six months of 2016 and of the period of time through which our current financial resources will be adequate to support our operations are forward-looking statements based on significant assumptions. We could utilize our financial resources sooner than we currently expect.  Forward-looking statements involve a number of risks and uncertainties and actual results could differ materially if the assumptions on which we have based our forward-looking statements prove to be wrong. Factors that will affect our 2016 operating expenses and future capital requirements include, but are not limited to:

•	the results from the EPIC study and the timing of those results;
•

feedback from the FDA after we have results from EPIC regarding the content and process for submission of an NDA for vepoloxamer, including whether the FDA will require a second Phase 3 study or other clinical or nonclinical studies to demonstrate substantial evidence of effectiveness of vepoloxamer for the treatment of sickle cell crisis, such as greater statistical significance or magnitude of clinical relevance, or to provide additional safety and tolerability data, or whether the FDA will require the starting material for vepoloxamer to be manufactured consistent with cGMP requirements applicable to API or that we have control over excipient-grade cGMP conditions under which it currently is manufactured;
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

Vepoloxamer

We are focusing our resources primarily on development of vepoloxamer.  We completed patient enrollment in the EPIC study earlier this year and expect to report top-line data in September 2016.  If results are positive, we plan to request a meeting with the FDA to assist in determining the content and process for submission of an NDA for vepoloxamer. Allocation of key resources to EPIC database lock procedures for longer than initially anticipated has affected our ability to prepare an NDA for vepoloxamer and prepare for a pre-NDA meeting with the FDA on previously anticipated timelines. Currently, we cannot predict with any certainty the timing of an NDA submission, potential FDA approval, or commercial launch of vepoloxamer.  We plan to provide an updated timeline estimate following the results of the EPIC study and our pre-NDA meeting with the FDA.  We continue to conduct activities to assist in the preparation of the NDA and in commercial-readiness, but plan to significantly ramp up these activities if EPIC results are positive and we are able to raise sufficient additional capital.

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

Vepoloxamer also is in Phase 2 clinical development for the treatment of heart failure. Our ongoing randomized, double-blind, placebo-controlled, multicenter Phase 2 study in which we plan to enroll approximately 150 patients, is evaluating a new formulation of vepoloxamer for the treatment of patients with chronic heart failure. As of August 5, 2016, we had opened a total of 10 study sites in the U.S. and Australia.  Pending positive data from the EPIC study and if we are able to raise sufficient additional capital, we plan to open additional study sites within and outside of the U.S. Although predicting the rate and timing of enrollment for any clinical study including this study is subject to a number of significant assumptions and completion of the study may differ materially, we expect to complete patient enrollment in the first quarter of 2018. However, if results of the EPIC study are negative or we are unable to raise sufficient additional capital this year, we will need to review our plans and timing expectations for this Phase 2 study.

We also are evaluating vepoloxamer’s potential in stroke.  Based on nonclinical study data we announced in 2015, as well as published data from third party studies of poloxamer 188, we believe, and several medical experts in the field have agreed, that sufficient data now exists to support clinical development of vepoloxamer in stroke. We continue to assess the opportunity and believe it is a Phase 2-ready program.  We do not plan to commence clinical development in stroke prior to analysis of results from the EPIC study.  However, we recently were awarded a Small Business Innovation Research (SBIR) grant from the National Institute of

Neurological Disorders and Stroke of the National Institutes of Health in support of a nonclinical study of vepoloxamer to evaluate the effect of a combination treatment with vepoloxamer and tissue plasminogen activator in experimental models of embolic stroke.

Further, we are conducting or plan to conduct a number of other ex vivo, nonclinical in vivo and in vitro studies of vepoloxamer to further understand its pharmacologic effects and support our intellectual property positions.

AIR001

AIR001 is in Phase 2 clinical development for the treatment of patients with HFpEF.  Since acquiring the program in 2014, we have supported investigator-sponsored Phase 2a studies of AIR001 in patients with HFpEF, one of which is ongoing and another of which reported positive top-line results in February 2016, as discussed above.  In addition, as discussed above, we are supporting the INDIE-HFpEF study, a multicenter, randomized, double-blind, placebo-controlled crossover Phase 2 study of AIR001 in approximately 100 patients with HFpEF being conducted by the Heart Failure Clinical Research Network. The first patient was dosed in July 2016.  The study will provide important data on the potential efficacy of AIR001 for patients with HFpEF and may result in patentable discoveries that help us protect the market for AIR001 products, if approved.

In parallel with our independent development of vepoloxamer and AIR001, from time to time, we evaluate opportunities for strategic collaborations, including with respect to country-specific development and regulatory or commercial expertise that would enhance the value of our programs.

As discussed above, based on our projected capital needs, we do not believe our current cash, cash equivalents and investment securities as of June 30, 2016 will be sufficient to meet our currently planned operations for the next 12 months and for the foreseeable future we must rely on equity and/or debt financings or collaborations such as licensing agreements to raise additional capital as and when needed. These circumstances raise substantial doubt about our ability to continue as a going concern. We intend to raise additional capital this year through our ATM program, other equity or debt financings, and/or through collaborations, including licensing arrangements, to pursue our current business strategy and planned operations. Subject to limited exceptions, our loan and security agreement with Hercules prohibits us from incurring indebtedness without Hercules’ prior written consent. As discussed above, we have begun implementing cost-saving measures by delaying certain development and commercial-readiness activities for our vepoloxamer programs in sickle cell disease and heart failure.  If we have positive results from the EPIC study but are unable to raise sufficient additional capital, we anticipate that we would further reduce the scope of our planned operations during the fourth quarter of this year, including by further delaying or discontinuing investment in development and commercial-readiness activities for vepoloxamer in sickle cell disease and heart failure. In the event of negative results in the EPIC study and/or prepayment to Hercules on or before October 14, 2016 of $10.0 million of the principal balance under our debt facility, we plan to immediately and more drastically reduce the scope of our operations. In either case, we expect that our cash, cash equivalents and investment securities as of June 30, 2016, would be sufficient to fund our operations, as reduced in scope, into the first quarter of 2017.  We expect that the implementation of cost-saving measures to our NDA preparation and commercial-readiness activities will result in an extended timeline to submitting an NDA for approval of vepoloxamer in sickle cell disease even if EPIC results are positive and, ultimately, launching vepoloxamer in the U.S., if approved.  In addition, delaying investment in manufacturing-related activities could adversely affect our ability to meet future market demand should vepoloxamer receive FDA approval.  We cannot predict the effect of the cost-saving measures we are taking, or may yet take in 2016, on our development and commercialization timelines for vepoloxamer until after results of the EPIC study are known.

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
•

an event of default under our loan and security agreement with Hercules requiring us to repay all principal balance and accumulated interest and certain additional charges immediately, or our failure to demonstrate positive results in the EPIC study on or before October 14, 2016, which could require us to prepay $10.0 million of the principal balance;

•	our ability to obtain additional capital in 2016, and the amount of additional capital we are able to raise, if any;
•

the feedback from the FDA after we have results from EPIC regarding the content and process for submission of an NDA for vepoloxamer as a treatment for sickle cell crisis, including whether the FDA will require a second Phase 3 study or other clinical or nonclinical studies to demonstrate substantial evidence of effectiveness of vepoloxamer for the treatment of sickle cell crisis, or to provide additional safety and tolerability data, or whether the FDA will allow starting material for vepoloxamer to be manufactured consistent with cGMP requirements applicable to API or that we have control over excipient-grade cGMP conditions under which it currently is manufactured;

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

•	the potential that, even if clinical studies of a product candidate in one indication are successful, clinical studies of the same product candidate in another indication may not be successful;
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2016 these disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Investment in our securities involves a high degree of risk and uncertainty. Our business, operating results, growth prospects and financial condition are subject to various risks, many of which are not exclusively within our control, that may cause actual performance to differ materially from historical or projected future performance. We urge investors to consider carefully the risks described below, together with all of the information in this report, our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016 and our other public filings, before making investment decisions regarding our securities. Each of these risk factors, as well as additional risks not presently known to us or that we currently deem immaterial, could adversely affect our business, operating results, growth prospects or financial condition, as well as the trading price of our common stock, in which case you may lose all or part of your investment.

The risk factors set forth below that are marked with an asterisk (*) contain material changes to the similarly titled risk factors included in our annual report on Form 10-K for the year ended December 31, 2015 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2016.

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Capital Requirements, Finances and Operations

We completed patient enrollment in our Phase 3 clinical study of vepoloxamer in sickle cell crisis (EPIC) earlier this year and top-line results are forthcoming. If EPIC results are not positive, our business, financial condition and results of operations could be materially adversely affected and the price of our common stock could decline significantly.*

None of our product candidates has been approved for sale by any regulatory agency or is available for commercial sale.  Since 2012, we have focused our resources primarily on the development of vepoloxamer and the success of our business currently is highly dependent on the success of our Phase 3 clinical study of vepoloxamer for treatment of vaso-occlusive crisis in patients with sickle cell disease and our ability to obtain regulatory approval to market vepoloxamer in the United States.  However, results from the EPIC study may not be positive or, even if the study demonstrates statistical significance in the primary endpoint, regulatory authorities may determine it does not demonstrate sufficient magnitude of clinical relevance or provide adequate safety and tolerability data to provide the basis for submission of a new drug application.  If results from the EPIC study do not provide substantial evidence of vepoloxamer’s efficacy and safety for the treatment of vaso-occlusive crisis, we would expect the FDA to require another Phase 3 study before accepting a NDA for vepoloxamer.  Even if the FDA does not require another Phase 3 study, it may require other additional clinical or nonclinical studies to provide sufficient evidence of vepoloxamer’s safety and tolerability. If results from the EPIC study are not positive in the sense that we or other market participants determine they are unlikely to provide a sufficient basis for FDA review or approval of a vepoloxamer NDA, we expect the price of our common stock to decline significantly and you could lose all of your investment.  In addition, if we do not achieve the Second Advance Prepayment Condition, we will be required to prepay to Hercules $10 million of the principal balance under our debt facility on or before October 14, 2016. Further, in the event EPIC results are not positive, we plan to implement severe cost saving measures that likely would significantly delay our ability to complete development of vepoloxamer in sickle cell disease and to progress development of vepoloxamer and AIR001 in heart failure, and we may be compelled to not only to reduce the scope of our operations but also to sell or license our assets, including intellectual property assets, at less than we believe they should be valued. If EPIC results are not viewed as positive by us and others, our business, financial condition and results of operations will be significantly adversely impacted.

In addition, the allocation of key resources to the EPIC database lock process for longer than initially anticipated has affected our ability to prepare an NDA for vepoloxamer on previously anticipated timelines.  Delays in submission of an NDA and, accordingly, in the commercial launch of vepoloxamer, if approved, could significantly increase development costs for that program and delays to market could adversely impact vepoloxamer’s commercial success.

We have incurred net losses since our inception, we expect our operating expenses to continue to exceed revenue for the foreseeable future, and we may never generate revenue sufficient to achieve profitability.  In addition, we do not believe our cash, cash equivalents and investment securities as of June 30, 2016 will be sufficient to fund our operations for the next 12 months and we may not be able to raise additional capital as and when needed, which uncertainties raise substantial doubt regarding our ability to continue as a going concern.*

We are a clinical-stage biopharmaceutical company and have not generated sustainable revenue from operations or been profitable since inception, and we may never achieve profitability. We have devoted our resources to acquiring and developing proprietary product candidates, but such product candidates cannot be marketed until the regulatory process is completed and governmental approvals have been obtained.  For the year ended December 31, 2015 and the six months ended June 30, 2016, we incurred losses from operations of $39.4 million and $21.0 million, respectively, and our net cash used in operating activities was $32.9 million and $19.0 million, respectively. At June 30, 2016, we had an accumulated deficit of $296.9 million, our cash, cash equivalents and investment securities were $35.1 million, and our working capital was $10.5 million.  We expect to continue to incur substantial operating losses for the next several years as we advance our product candidates through clinical studies and other development activities and seek approval from the FDA and regulatory authorities outside of the U.S. to commercialize them. Accordingly, there is no current source of revenue from operations, much less profits, to sustain our present activities. Further, no revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve.  If we obtain FDA approval of vepoloxamer in sickle cell disease, we may incur significant sales, marketing, and external manufacturing expenses, as well as continued research and development expenses.  In addition, if we do not achieve the Second Advance Prepayment Condition, we will be required to prepay to Hercules $10.0 million of the principal balance under our debt facility on or before October 14, 2016.

As more fully discussed in Note 1 to the condensed consolidated financial statements included in this report and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, based on our anticipated operating expenses and current limited capital resources, we plan to raise additional capital in 2016 through our ATM program, other equity or debt financings, and/or through collaborations, including licensing arrangements, to fund our operations.  However, our anticipated operating expenses and net losses and the uncertainties surrounding our ability to raise additional capital as needed raise substantial doubt about our ability to continue as a going concern.  The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, if we are not successful in raising sufficient additional capital as needed, we may be compelled to reduce the scope of our operations and planned capital expenditures and/or sell or license certain assets at inopportune times, which could have a material and adverse effect on our ability to pursue our business strategy and our future financial condition.

Our management plans to take actions to raise additional capital to fund cash requirements after results of the EPIC study are known. However, there is no assurance that we will be able to obtain additional capital on favorable terms, or at all, or to successfully reduce costs in such a way that would continue to allow us to operate our business.  If we are compelled to reduce the scope of our operations because we are unable to raise adequate additional capital as needed, which may be the case even if EPIC results are positive, our cost-saving measures may delay our ability to seek approval for vepoloxamer in sickle cell disease and/or to commercialize vepoloxamer for sickle cell crisis, if approved, and could adversely affect our ability to meet future market demand, which could have a material negative impact on our future financial condition and results of operations.

We cannot predict the extent of our future operating losses and accumulated deficit, and we may never generate sufficient revenues to achieve or sustain profitability. To become and remain profitable, we must succeed in developing and obtaining required regulatory approvals and commercializing our product candidates. This will require us to succeed in a range of challenging activities, including all of the activities described in our annual report on Form 10-K for the year ended December 31, 2015, and many aspects of drug development are inherently unpredictable. We may never succeed in obtaining the FDA’s or another regulatory authority’s approval to market our product candidates or otherwise generate revenues sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain it.

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

The terms of our debt facility place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement governing the debt facility may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.*

As of August 5, 2016, we had an outstanding principal balance of $14.1 million under our debt facility with Hercules Capital, Inc. and Hercules Technology III, L.P. (collectively referred to as Hercules) that is secured by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, licensing or disposition of our intellectual property.  The loan and security agreement governing the debt facility requires us to comply with a number of covenants (affirmative and negative), including restrictive covenants that limit our ability to: incur additional indebtedness; encumber the collateral securing the loan; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of our assets; acquire other businesses; and merge or consolidate with or into any other organization or otherwise suffer a change in control, in each case subject to exceptions. Our intellectual property also is subject to customary negative covenants.  In addition, subject to limited exceptions, Hercules could declare an event of default upon the occurrence of any event that it interprets as having a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the loan and security agreement or upon the collateral or Hercules’ liens on the collateral under the agreement, thereby requiring us to repay the loan immediately, together with a prepayment charge of up to 3% of the then outstanding principal balance and end-of-term charge of $712,500, or renegotiate the terms of the agreement.  Although, in and of itself, the occurrence of adverse results or delays in any clinical study or the denial, delay or limitation of approval of or taking of any other regulatory action by the FDA or another governmental entity will not constitute a material adverse effect under our loan and security agreement with Hercules, Hercules may determine that such an event together with contemporaneous events or circumstances constitutes a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the loan and security agreement. If we default under the facility, Hercules may accelerate all of our repayment obligations and, if we are unable to access funds to meet those obligations or to renegotiate our agreement, Hercules could take control of our pledged assets and we could immediately cease operations.  If we were to renegotiate our agreement under such circumstances, the terms may be significantly less favorable to us.  If we were liquidated, Hercules’ right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation.  Any declaration by Hercules of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

In addition, our loan and security agreement with Hercules, as amended to date, requires us to prepay $10 million of the principal balance on or before October 14, 2016, unless we have achieved the Second Advance Prepayment Condition.  The $10 million prepayment to Hercules that could be required on or before October 14, 2016 may not only significantly harm our liquidity, financial condition and operating results and cause the price of our common stock to decline, but also significantly impair our ability to raise adequate additional capital to fund our operations and pursue our business strategy.

We will need to obtain additional funding to pursue our current business strategy and continue as a going concern and we may not be able to obtain such funding on a timely basis, or on commercially reasonable terms, or at all. Any capital-raising transaction we are able to complete may result in substantial dilution to our existing stockholders, require us to relinquish significant rights, or restrict our operations.*

As discussed above, based on our projected operating expenses and capital needs, our cash, cash equivalents and investment securities as of June 30, 2016, we intend to raise additional capital in 2016 through utilization of our ATM program, other equity or debt financings, and/or through collaborations, including licensing arrangements.  If we are unable to raise sufficient additional capital as needed, or in the event of negative results in the EPIC study and prepayment to Hercules on or before October 14, 2016 of $10 million of the principal balance under our debt facility, we intend to significantly reduce the scope of our planned operations in the fourth quarter of 2016. In that case, we expect that our current cash, cash equivalents and investment securities will be sufficient to fund our operations, as reduced in scope, into the first quarter of 2017.  The cost-saving measures we would implement in the event of results from EPIC are positive but we are unable to raise additional capital or in the event results from EPIC are negative, likely would further delay our ability to complete development of vepoloxamer in sickle cell disease, obtain regulatory approval to commercialize vepoloxamer, and, if approved, may adversely affect our ability to meet market demand, as well as impair progress on our other development programs.  In addition, we may utilize our current financial resources sooner than we currently expect if we incur unanticipated expenses or the assumptions on which we have based our forecasts and contingency plans prove to be wrong.

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

To the extent we discontinue independent development of a product candidate, we may not realize any value from our investment in the discontinued program. Even if we pursue a strategic option, such as partnering, selling or exclusively licensing the program to a third party, such an option may not be available on acceptable terms or at all. For example, in prior years, we were focused on developing Exelbine and ANX-514 and expended significant resources on their development; however, in 2011 and 2012, respectively, we elected to discontinue independent development of those programs. Although from time to time we evaluate other opportunities for further development of those agents, such as partnering and licensing arrangements, none may be available and we may not realize any return on our investment in those programs.

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
●

the degree of difficulty and cost involved in securing alternate manufacturers or suppliers of drug product, components or delivery devices, as necessary to meet FDA requirements and/or commercial demand;

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

Our ability to timely raise sufficient additional capital also may be limited by the NYSE MKT’s stockholder approval requirements for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the NYSE MKT requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our then outstanding common stock, unless the transaction is considered a “public offering” by the NYSE MKT staff. Based on 211,815,450 shares of our common stock outstanding as of August 5, 2016 and the closing price per share of our common stock on such date, which was $0.34, we could not raise more than approximately $14.4 million without obtaining stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. In addition, certain prior sales by us may be aggregated with any offering we may propose in the future, further limiting the amount we could raise in any future offering that is not considered a public offering by the NYSE MKT staff and involves the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. The NYSE MKT also requires that we obtain stockholder approval if the issuance or potential issuance of additional shares will be considered by the NYSE MKT staff to result in a change of control of our company.

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

Our goodwill and IPR&D assets, which resulted from our acquisitions of SynthRx and Aires Pharmaceuticals in 2011 and 2014, respectively, represent a significant portion of our total assets. As of June 30, 2016, we had goodwill and IPR&D of approximately $11.6 million, representing approximately 24% of our total assets.  These intangible assets are subject to an impairment analysis whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment exists, we would be required to record an impairment charge with respect to the impaired asset to our consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations.

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

Further, strategic transactions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;

●	disruption of our business and diversion of our management’s time and attention to develop and/or commercialize acquired technologies and/or product candidates;
●	incurrence of substantial debt to pay for acquisitions;
●	greater than anticipated difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	impairment of relationships with key suppliers of any acquired business due to changes in management and ownership; and
●	inability to retain key employees of any acquired business.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income, and an ownership change is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. In 2012, we had identified an ownership change within the meaning of IRC Section 382 that occurred on November 11, 2011 as a result of an equity financing we completed on that date and, consequently, we do not expect to be eligible to utilize the NOL carry forwards and research and development tax credits we had accumulated as of November 11, 2011.  We completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 had occurred during the years ended December 31, 2012, 2013 and 2014.  None were identified.  However, other ownership changes within the meaning of IRC Section 382 may occur in the future or may already have occurred in connection with the public offering of our common stock and warrants completed in February 2016, which could eliminate or restrict our ability to use NOL carry forwards and research and development tax credits generated after November 11, 2011. Limitations on our ability to use NOL carry forwards and research and development tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

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

Currently, except for our clinical study sites and manufacturing activities performed by third party vendors located outside of the United States, substantially all of our operations are in the U.S. However, we may seek to expand our operations outside of the U.S., particularly as we seek to commercialize our product candidates outside of the U.S., and we must comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where we must rely on third parties.

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring such companies to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-

bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

Risks Related to Drug Development and Commercialization

There is significant uncertainty regarding the regulatory approval process for any investigational new drug, including vepoloxamer, further testing and validation of our product candidates and related manufacturing processes are required, and regulatory approval may be conditioned, delayed or denied, which could delay or prevent us from successfully marketing our product candidates and substantially harm our business.

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

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug, including vepoloxamer for patients with sickle cell disease.  Regardless of guidance the FDA may give a drug’s sponsor during its development, the FDA retains complete discretion in deciding whether to accept a NDA for filing or, if accepted, approve an NDA.  There will be many components to our NDA submission for vepoloxamer beyond the data from the EPIC and EPIC-E studies.  For example, in addition to reviewing the safety and efficacy data from EPIC and EPIC-E and from clinical and nonclinical studies of poloxamer 188 and/or vepoloxamer completed, in some cases, more than 20 years ago, the FDA will review our internal systems and processes, as well as those of our CROs, CMOs and other vendors, related to development of our product candidate, including those pertaining to our clinical studies and manufacturing processes.  Before accepting an NDA for vepoloxamer or before approving the NDA, the FDA may request that we provide additional information that may require significant resources and time to generate and there is no guarantee that our product candidate will be approved for the treatment of vaso-occlusive crisis in patients with sickle cell disease or any other indication.  The FDA may choose not to approve our NDA for vepoloxamer for any of a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development of our product candidate. Even if the EPIC study is successful in providing statistically significant evidence of the efficacy and safety of vepoloxamer to treat vaso-occlusive crisis of sickle cell disease, the FDA may not consider efficacy and safety data from a single Phase 3 study adequate scientific support for a conclusion of effectiveness and/or safety and may require an additional Phase 3 or other studies prior to granting marketing approval.  If this were to occur, the overall development cost for vepoloxamer in sickle cell disease would be substantially increased and an alternative therapy could be approved and introduced to the market in the meantime, which could adversely affect our business, financial condition and results of operations.

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

Currently, we do not have alternative sources to backup our primary sources of clinical trial material. Identification of and discussions with other vendors may be protracted and/or unsuccessful.  Therefore, if our primary sources become unable or unwilling to perform, we could experience protracted delays or interruptions in the supply of clinical trial material and, ultimately, product for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results and financial condition. In addition, the FDA may require that we have an alternate manufacturer of our vepoloxamer drug product before approving it for marketing and sale in the U.S. and securing such alternate manufacturer before approval of an NDA for vepoloxamer could result in considerable additional time and cost prior to NDA approval.

If we are unable to maintain our relationship with our current supplier of vepoloxamer API, we may be unable to identify or establish a relationship with an alternate CMO that has the technical capabilities and desire to perform the development and supply services that we require for vepoloxamer on commercially reasonable terms, or at all. Production of vepoloxamer requires application of our proprietary fluid extraction process. This extraction process is complex and requires highly specialized equipment and there are a limited number of CMOs capable of performing and willing to perform the process as we require, which makes identifying and establishing relationships with CMOs more difficult and may provide them with leverage over us in any negotiations. In addition, we use commercially-available poloxamer 188 as API starting material. There are a limited number of sources of poloxamer 188, and we are not aware of any that currently manufacture it to cGMP requirements applicable to API. The current supplier of our starting material manufactures it under excipient-grade cGMP conditions. Prior to approval of any vepoloxamer-based product, the FDA or other regulatory agencies may require our starting material to be manufactured consistent with cGMP requirements applicable to API, in which case regulatory approval and commercialization of our product candidate could be delayed significantly and require substantial additional financial resources as we seek to contract with a third party to manufacture the starting material consistent with cGMP requirements applicable to API or undertake to manufacture it ourselves, and conduct any additional clinical or nonclinical activities with such material as the FDA may require. Even if the FDA accepts our current approach with respect to API starting material, we do not have any control over its production and the third-party supplier may change its manufacturing process and/or limit the availability of its poloxamer 188 product in the future. If we cannot reach an agreement with the supplier to establish quality assurance controls around the API starting material or if the supplier makes changes to its poloxamer 188 product, the FDA may determine that it is not acceptable API starting material and we may have difficulty obtaining an alternate supply of API starting material that the FDA finds acceptable without our conducting additional clinical or nonclinical activities or taking other remedial measures, which could require substantial time and financial resources. As a result, we could experience significant disruption in our ability to manufacture vepoloxamer, which likely would add significantly to its overall development and commercialization costs and adversely affect our business and financial condition.

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

We do not employ personnel or possess the facilities necessary to conduct many of the activities associated with our programs. We engage consultants, advisors, CROs, CMOs and others to assist in the design and conduct of nonclinical and clinical studies of our product candidates, with interpretation of the results of those studies and with regulatory activities, and we expect to continue to outsource a significant amount of such activities. As a result, many important aspects of our development programs are and will continue to be outside our direct control, and our third-party service providers may not perform as required or expected. Further, such third parties may not be as committed to the success of our programs as employees and, therefore, may not devote the same time, thoughtfulness or creativity to completing projects or problem-solving as would an employee. To the extent we are unable to successfully manage the performance of third-party service providers, our business may be adversely affected.

The CROs that we engage to execute our clinical studies play a significant role in the conduct of the studies, including the collection and analysis of study data, and we likely will depend on CROs and clinical investigators to conduct future clinical studies and to assist in analyzing data from completed studies and developing regulatory strategies for our product candidates. Individuals working at the CROs with which we contract, as well as investigators at the sites at which our studies are conducted, are not our employees, and we have limited control over the amount or timing of resources that they devote to our programs. With respect to our AIR001 program, AIR001 is being tested in third-party-sponsored clinical studies and, because we are not the study sponsor, our control over these studies is further limited. If our CROs and/or study investigators fail to devote sufficient time and resources to studies of our product candidates, if they do not comply with all regulatory and contractual requirements, or if their performance is substandard, it may delay commencement and/or completion of these studies, submission of our new drug applications to the FDA and other regulatory agencies, approval of our applications by those agencies, and commercialization of our products. Failure of these CROs to meet their obligations could adversely affect development of our product candidates. For example, in 2006, we engaged a CRO to assist with the primary conduct of our bioequivalence study of Exelbine, including monitoring participating clinical sites to ensure compliance with regulatory requirements. FDA guidance recommends that clinical sites randomly select and retain reserve samples of study drugs used in bioequivalence studies. However, the clinical sites that participated in our bioequivalence study of Exelbine failed to do so. In August 2011, we received a complete response letter from the FDA stating that the authenticity of the study drugs used in that bioequivalence study could not be verified and, consequently, the study would need to be repeated to address that deficiency.

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

Vepoloxamer has orphan drug designation from the FDA and the European Commission for the treatment of sickle cell disease.  Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a multi-year period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug for that time period. However, orphan drug marketing exclusivity may not effectively protect our product candidates, even if our product candidates are the first to receive regulatory approval for the rare disease or condition.  The FDA can subsequently approve another drug or biologic for the same indication if the FDA concludes that the competing product is clinically superior (safer and/or more effective) or makes a major contribution to patient care.  The European Commission may reduce the exclusivity period in the EU if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.  Further, orphan drug exclusivity may be lost if the FDA or European Commission determines that the request for designation was materially defective or if the manufacturer of the drug is unable to assure a quantity of the drug sufficient to meet the needs of patients with the rare disease or condition.  In addition, orphan drug designation does not shorten the regulatory review process for obtaining marketing approval.

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

Our success will depend in substantial part on the extent to which our product candidates, if approved, are accepted by the medical community and patients and reimbursed by third-party payors, including government payors. The degree of market acceptance with respect to each of our approved products, if any, will depend upon a number of factors, including:

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

We cannot predict with reasonable accuracy whether physicians, patients, healthcare insurers or health maintenance organizations, or the medical community in general, will accept or utilize any of our products. If our product candidates are approved but do not achieve an adequate level of acceptance by these parties, we may not generate sufficient revenue to become or remain profitable. In addition, our efforts to educate the medical community and third-party payors regarding benefits of our products may require significant resources and may never be successful.

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

We also rely on unpatented know-how and trade secrets and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, through confidentiality agreements with employees, consultants, collaborators and others. We also have invention or patent assignment agreements with our employees and certain consultants. The steps we have taken to protect our proprietary rights, however, may not be adequate to preclude misappropriation of or otherwise protect our proprietary information or prevent infringement of our intellectual property rights, and we may not have adequate remedies for any such misappropriation or infringement. In addition, it is possible that inventions relevant to our business could be developed by a person not bound by an invention assignment agreement with us or independently discovered by a competitor.

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

Our success depends in large part on our ability to prevent competitors from duplicating or developing equivalent versions of our product candidates, but patent protection, including for vepoloxamer, may be difficult to obtain and any issued claims may be limited.*

The potential therapeutic benefits of poloxamer 188 have been known for decades and there is substantial prior art describing compositions of poloxamer 188, including purified poloxamer 188, and their uses in a wide range of diseases and conditions. As a result, our ability to find novel and non-obvious uses of vepoloxamer is limited. Further, a patent examiner may combine numerous, disparate references in order to reject a claimed composition, formulation and/or use for obviousness. If the prior art suggests, even implicitly, the desirability of combining previously known elements, such as the use of poloxamer 188 in a particular indication, the subsequent use of vepoloxamer in that indication may be unpatentable.

We have filed for patent protection of vepoloxamer as a novel composition of poloxamer material as well as to cover various methods of therapeutic use of poloxamers, including vepoloxamer. However, our pending patent applications may not issue as patents, any issued patents may not provide us with significant competitive advantages, the validity or enforceability of any of our patents may be challenged and, if instituted, one or more of these challenges may be successful. For instance, our patent covering a purportedly novel composition of poloxamer material, methods of use and process of manufacture may be challenged in the U.S. under post-grant review proceedings, inter partes reexamination, ex parte re-examination, or challenges in district court. Any similar patents issued in foreign jurisdictions may be subjected to comparable proceedings lodged in various foreign patent offices. These proceedings could result in either loss of the patent or loss or reduction in the scope of one or more of the claims of the patent. Even if a patent issues, and is held valid and enforceable, competitors may be able to design around our patents, such as by using pre-existing or newly developed technology, in which case competitors may not infringe our issued claims and may be able to market and sell products that compete directly with ours before our patents expire.

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

We or our CMOs or component material suppliers may be exposed to, or threatened with, litigation by third parties alleging that our products, product candidates and/or technologies infringe their patents and/or other intellectual property rights, or that one or more of the processes for manufacturing our products or any of their respective component materials, or the component materials themselves, or the use of our products, product candidates or technologies, infringe their patents and/or other intellectual property rights. If a third-party patent or other intellectual property right is found to cover our products, product candidates, technologies or their uses, or any of the underlying manufacturing processes or components, we could be required to pay damages and could be unable to commercialize our products or use our technologies or methods unless we are able to obtain a license to the patent or intellectual property right. A license may not be available to us in a timely manner or on acceptable terms, or at all. In addition, during litigation, the third-party alleging infringement could obtain a preliminary injunction or other equitable remedy that could prohibit us from making, using, selling or importing our products, technologies or methods.

There generally is a substantial amount of litigation involving patent and other intellectual property rights in the industries in which we operate and the cost of such litigation may be considerable. We can provide no assurance that our product candidates or technologies will not infringe patents or rights owned by others, licenses to which might not be available to us in a timely manner or on acceptable terms, or at all.  If a third party claims that we or our CMOs or component material suppliers infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●

infringement and other intellectual property claims which, with or without merit, may be expensive and time consuming to litigate and may divert our management’s time and attention from our core business;

●

substantial damages for infringement, including the potential for treble damages and attorneys’ fees, which we may have to pay if it is determined that the product and/or its use at issue infringes or violates the third party’s rights;

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

With respect to competition for vepoloxamer in sickle cell disease, we are aware of numerous companies with product candidates in varying stages of development for the prevention and treatment of vaso-occlusive crisis, including mechanisms that target the P2Y12 ADP receptor, increase oxygen binding of hemoglobin or stimulate production of fetal hemoglobin. Some of these companies are large, well-financed and experienced pharmaceutical and biotechnology companies or have partnered with such companies, which may give them development, regulatory and/or marketing advantages over us. For example, Pfizer and Novartis have each invested in companies, GlycoMimetics, Inc. and Selexys Pharmaceuticals Corporation, respectively, with clinical-stage agents for the treatment of vaso-occlusive crisis. Pfizer is enrolling a Phase 3 clinical study of GlycoMimetics’ rivipansel in adult and adolescent patients with sickle cell disease experiencing vaso-occlusive crisis and estimates completion of the study in July 2018. Global Blood Therapeutics Inc. is conducting what it characterizes as a Phase 1/2 clinical study of its product candidate GBT440, an oral, once-daily therapy intended to prevent the sickling of red blood cells in sickle cell patients, and estimates completion of this early stage study in May

2016.  Emmaus Life Sciences, Inc. has announced its plans to submit an NDA to the FDA in the summer of 2016 for marketing approval of its L-glutamine treatment for patients with sickle cell disease.  Further, numerous non-profit or non-commercial foundations and interest groups are committed to improving outcomes for patients with sickle cell disease. Advances in the understanding of the signaling pathways associated with sickle cell disease may lead to further interest and development of treatment options. Forms of gene therapy are being pursued to correct sickle cell disease by halting production of sickled cells.  For example, bluebird bio, Inc. is in Phase 1 development of its LentiGlobin® BB305 drug product for patients with severe sickle cell disease.  If an effective treatment or cure for vaso-occlusive crisis or sickle cell disease receives regulatory approval, the potential commercial success of vepoloxamer could be severely jeopardized.

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

RISKS RELATED TO OUR COMMON STOCK

If we are unable to maintain compliance with NYSE MKT continued listing standards, our common stock may be delisted from the NYSE MKT equities market, which would likely cause the liquidity and market price of our common stock to decline.*

Our common stock currently is listed on the NYSE MKT equities market. The NYSE MKT will consider suspending dealings in, or delisting, securities of an issuer that does not meet its continued listing standards, including specified stockholders’ equity levels. In addition, the NYSE MKT will consider suspending dealings in, or delisting, securities selling for a substantial period of time at a low price per share if the issuer fails to effect a reverse split of such stock within a reasonable time after being notified that the NYSE MKT deems such action to be appropriate under the circumstances.

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

There is no assurance, however, that we will continue to maintain compliance with NYSE MKT continued listing standards. As of June 30, 2016, our stockholders’ equity was $16.4 million.  If we are unable to raise additional capital in 2016, our stockholders’ equity could fall below the level required to maintain compliance with NYSE MKT continued listing standards. In addition, the market price for our common stock historically has been highly volatile, as more fully described below under the risk titled “The market price of our common stock historically has been and likely will continue to be highly volatile.” The NYSE MKT may again determine that the selling price per share of our common stock is low and require that we effect a reverse stock split of our common stock, which would require stockholder approval that we may be unable to obtain. Our failure to maintain compliance with NYSE MKT continued listing standards could result in the delisting of our common stock from the NYSE MKT.

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

The market price for our common stock historically has been highly volatile, and the market for our common stock has from time to time experienced significant price and volume fluctuations, based both on our operating performance and for reasons that appear to us unrelated to our operating performance. For instance, the market price for our common stock dropped approximately 45% following our announcement of an underwritten public offering of equity securities on February 9, 2016. Conversely, the market price for our common stock increased by more than 55% during one trading day in January 2014, in the absence of any news release by us or rumors of which we were aware. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

As evidenced by the February 2016 decline, the realization of any of the foregoing could have a dramatic and adverse impact on the market price of our common stock. In addition, class action litigation has often been instituted against companies whose securities have experienced a substantial decline in market price. Moreover, regulatory entities often undertake investigations of investor transactions in securities that experience volatility following an announcement of a significant event or condition. Any such litigation brought against us or any such investigation involving our investors could result in substantial costs and a diversion of management’s attention and resources, which could hurt our business, operating results and financial condition.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, us or our existing stockholders of shares of our common stock. Sales by our existing stockholders might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. Under our existing ATM program, as of June 30, 2016, we may sell up to approximately $23.3 million of additional shares of our common stock. The shelf registration statement on Form S-3 under which the ATM program is registered may be used to register the sale and issuance of more than $99 million of additional securities, subject to limitations if our public float is less than $75 million. In addition, as of August 5, 2016, we have outstanding warrants to purchase approximately 105.2 million additional shares of our common stock. Warrants to purchase more than 13 million of those shares have an exercise price of $0.01 per share and warrants to purchase all but 10.6 million of those shares have an exercise price of less than $1.00 per share. Collectively, the ATM program, the shelf registration statement and the outstanding, in-the-money warrants, may increase the likelihood of sales of substantial amounts of our shares, or the perception that substantial sales may occur, by us or our existing securityholders from time to time, which could cause the market price of our common stock to decline significantly.

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

We have voting control with respect to approximately 1.8% of our outstanding common stock (based on shares outstanding as of August 5, 2016), pursuant to agreements we entered into with the former principal stockholders of each of SynthRx and Aires Pharmaceuticals in connection with our acquisition of those companies. Pursuant to the voting and transfer restriction agreement between us and each of the former principal stockholders of SynthRx, we have an irrevocable proxy to vote the shares of our common stock beneficially owned by those stockholders with respect to every action or approval by written consent of our stockholders in such manner as directed by us, except in limited circumstances. If the development of vepoloxamer achieves the remaining milestones set forth in our merger agreement with SynthRx, we will issue an additional 12,478,050 shares of our common stock to the former stockholders of SynthRx and the amount of those shares held by the stockholder parties to the voting and transfer restriction agreement will also be subject to the irrevocable proxy held by us. In addition, pursuant to the stockholder agreements between us and the former principal stockholders of Aires, we have an irrevocable proxy to vote the shares of our common stock issued to such stockholders as merger consideration and then held by such stockholders with respect to every action or approval by written consent of our stockholders in such manner as directed by us, except in limited circumstances, until August 27, 2016. Accordingly, pursuant to our agreements with the former principal stockholders of SynthRx and Aires, assuming achievement of the remaining milestones under our merger agreement with SynthRx and issuance of all 12,478,050 milestone shares, based on 211,815,450 shares of our common stock outstanding as of August 5, 2016, we would have voting control with respect to approximately 7.4% of our outstanding common stock. As a result, in the future, we may have significant control over substantially all matters requiring approval by our stockholders, including the election of directors and the approval of certain mergers and other business combination transactions. Even if less than all potential milestone-related and holdback shares are issued, our ability to control a potentially significant block of stockholder votes pursuant to these voting agreements may enable us to substantially affect the outcome of proposals brought before our stockholders. Although our board of directors acts in a manner it believes is in the best interest of our stockholders as a whole, the interests of our stockholders as a whole may not always coincide with the interests of individual stockholders or particular groups of stockholders.

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

We have 500,000,000 shares of authorized common stock and, as of August 5, 2016, approximately 126 million of such authorized shares were not outstanding or reserved for issuance under outstanding warrants, options, equity incentive plans or other rights. Subject to applicable securities laws and stock exchange listing requirements, our board of directors is authorized under our charter documents to sell and issue our authorized, but unissued, common stock without stockholder approval and may do so to satisfy our capital requirements or finance the expansion of our product pipeline. Our board of directors also is authorized to issue and sell up to 1,000,000 shares of preferred stock without stockholder approval, at a purchase price approved by the board. The preferred stock may have rights that are superior to the rights of the holders of our common stock. The sale or the proposed sale of substantial amounts of our common stock, preferred stock and/or securities convertible into shares of our common or preferred stock in the public markets may adversely affect the market price of our common stock. Our stockholders may also experience substantial dilution.

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

Mast Therapeutics, Inc.

Date: August 9, 2016	By:	/s/ Brian M. Culley
Brian M. Culley Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Brandi L. Roberts
Brandi L. Roberts Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File/Film No.	Date Filed

10.1#	2016 Executive Incentive Plan		Form 8-K	001-32157-161555255	04/05/16

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	X

32.1±	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
#	Indicates management contract or compensatory plan
±

These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.