Form 10-Q
period 2016-09-30
Mast Therapeutics, Inc.
filed 2016-11-08
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of November 3, 2016 was 238,230,454.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for share and par value data)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$20,521	$23,052
Investment securities	6,429	17,929
Prepaid expenses and other current assets	1,333	1,271
Total current assets	28,283	42,252
Property and equipment, net	148	226
In-process research and development	8,549	8,549
Goodwill	3,007	3,007
Other assets	131	183
Total assets	$40,118	$54,217
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,497	$2,600
Accrued liabilities	6,902	8,152
Accrued compensation and payroll taxes	901	1,430
Debt facility	11,593	10,991
Total current liabilities	20,893	23,173
Long-term lease obligation	19	25
Debt facility, net of current portion	2,615	3,726
Deferred income tax liability	3,404	3,404
Total liabilities	26,931	30,328
Stockholders' equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 232,892,110 and 163,614,297 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	233	164
Additional paid-in capital	317,988	298,715
Accumulated other comprehensive income/(loss)	4	(17)
Accumulated deficit	(305,038)	(274,973)
Total stockholders' equity	13,187	23,889
Total liabilities and stockholders' equity	$40,118	$54,217

See accompanying notes to unaudited condensed consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$45	$—	$45	$—
Operating expenses:
Research and development	5,088	7,330	20,715	21,106
Selling, general and administrative	2,134	2,460	7,408	8,448
Depreciation and amortization	24	38	86	105
Total operating expenses	7,246	9,828	28,209	29,659
Loss from operations	(7,201)	(9,828)	(28,164)	(29,659)
Interest income	31	32	107	94
Interest expense	(948)	(101)	(1,979)	(102)
Other income (loss), net	(34)	(15)	(29)	(12)
Net loss	$(8,152)	$(9,912)	$(30,065)	$(29,679)
Net loss per share - basic and diluted	$(0.04)	$(0.06)	$(0.15)	$(0.18)
Weighted average shares outstanding - basic and diluted	214,714,029	163,614,297	196,527,686	161,748,944
Comprehensive Income/(Loss):
Net loss	$(8,152)	$(9,912)	$(30,065)	$(29,679)
Other comprehensive income/(loss)	(3)	(1)	22	34
Comprehensive net loss	$(8,155)	$(9,913)	$(30,043)	$(29,645)

See accompanying notes to unaudited condensed consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(30,065)	$(29,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	105
Share-based compensation expense related to employee stock options	1,951	2,122
Amortization of debt issuance costs and debt discount	947	29
Changes in assets and liabilities:
Decrease/(increase) in prepaid expenses and other assets	38	(251)
(Decrease)/increase in accounts payable and accrued liabilities	(2,895)	3,536
Net cash used in operating activities	(29,938)	(24,138)
Cash flows from investing activities:
Purchases of certificates of deposit	—	(8,235)
Proceeds from maturities of certificates of deposit	11,521	12,044
Purchases of property and equipment	(8)	(118)
Net cash provided by investing activities	11,513	3,691
Cash flows from financing activities:
Proceeds from borrowings under debt facility	—	15,000
Payments made on debt facility	(1,294)	—
Costs paid in connection with debt facility	(123)	(160)
Proceeds from sale of common stock	17,942	2,140
Proceeds from exercise of warrants	408	—
Payments for offering costs	(1,033)	(129)
Payments for capital lease	(6)	(5)
Net cash provided by financing activities	15,894	16,846
Net decrease in cash and cash equivalents	(2,531)	(3,601)
Cash and cash equivalents at beginning of period	23,052	35,808
Cash and cash equivalents at end of period	$20,521	$32,207

See accompanying notes to unaudited condensed consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Mast Therapeutics, Inc., a Delaware corporation (“Mast Therapeutics,” “we,” “us,” “our” or “our company”), prepared the unaudited interim condensed consolidated financial statements included in this report in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual audited financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016 (“2015 Annual Report”). The condensed consolidated balance sheet as of December 31, 2015 included in this report has been derived from the audited consolidated financial statements included in the 2015 Annual Report. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.

We are a biopharmaceutical company focused on developing clinical-stage therapies for serious or life-threatening diseases. We have devoted substantially all of our resources to research and development (“R&D”) and acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue. Through our acquisition of Aires Pharmaceuticals, Inc. (“Aires”) in February 2014, we acquired AIR001, a sodium nitrite inhalation solution for intermittent inhalation via nebulization, which we are developing for the treatment of heart failure with preserved ejection fraction (HFpEF). Through our acquisition of SynthRx, Inc. (“SynthRx”) in 2011, we acquired vepoloxamer (also known as MST-188).

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

We have incurred significant operating losses since inception and have relied on our ability to fund our operations primarily though equity financings and a debt financing.  For the year ended December 31, 2015 and the nine months ended September 30, 2016, we incurred losses from operations of $39.4 million and $28.2 million, respectively, and our net cash used in operating activities was $32.9 million and $29.9 million, respectively.  At September 30, 2016, our cash, cash equivalents and investment securities totaled $27.0 million and our working capital was $7.4 million.  Our planned operating activities call for expenditures over the next 12 months to exceed our current cash, cash equivalents and investment securities balances and working capital.  We intend to raise additional capital this year through our “at the market,” or ATM, equity offering program (See Note 13, “Stockholders’ Equity”) and seek other funding opportunities, including equity or debt financings and opportunities to strategically monetize our development program assets. However, there can be no assurance that we will be successful in these efforts or in our ongoing efforts to manage our operating costs.  Subject to limited exceptions, our debt facility (See Note 8, “Debt Facility”) prohibits us from incurring indebtedness without the lender’s prior written consent.  Our anticipated operating expenses and net losses and the uncertainties surrounding our ability to raise additional capital as needed raise substantial doubt about our ability to continue as a going concern.  If we are unable to continue as a going concern, we may have to liquidate our assets and might realize significantly less than the values at which they are carried on our financial statements.  We expect that our cash, cash equivalents and investment securities as of September 30, 2016, will be sufficient to fund our operations into the first quarter of 2017.

In addition to the uncertainties surrounding our ability to raise additional capital as needed, which raise substantial doubt about our ability to continue as a going concern, our business, operating results, financial condition, and growth prospects are subject to significant other risks and uncertainties, including failing to successfully develop and license or commercialize our product candidates even if we are able to raise significant additional capital.

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

3. Goodwill and IPR&D

At September 30, 2016 and December 31, 2015, our goodwill and IPR&D consisted of the following (in thousands):

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

We performed a quantitative assessment of our goodwill as of September 30, 2016. We tested for impairment at the entity level because we operate on the basis of a single reporting unit. A quantitative assessment of goodwill utilizes a two-step approach.  We first compared our carrying value, including goodwill, to our estimated fair value.  If the carrying value had exceeded the estimated fair value, we would have performed Step 2 to measure the amount of any impairment charge.  As the carrying value did not exceed estimated fair value, we did not perform Step 2 and concluded that no impairment charge for goodwill is required.

We performed a qualitative assessment of our acquired IPR&D for AIR001 as of September 30, 2016.  We noted no events or circumstances that would lead us to determine that the carrying value of our acquired IPR&D exceeds its fair value.  Therefore, we concluded that no impairment charge is required.

We performed a quantitative assessment of our acquired IPR&D for vepoloxamer as of September 30, 2016.  Our prior assessments of vepoloxamer contemplated development of vepoloxamer in sickle cell disease.  Due to negative efficacy results in our Phase 3 study of vepoloxamer in sickle cell disease in September 2016, we determined a quantitative assessment was appropriate. First, we considered whether vepoloxamer still has technological feasibility. Based on data from numerous nonclinical studies as well as earlier clinical studies of vepoloxamer, we continue to believe vepoloxamer has potential utility in a wide range of serious or life-threatening diseases and conditions typically characterized by impaired microvascular blood flow and damaged cell membranes, including heart failure and ischemic stroke. Our decision to terminate the Phase 2 study of vepoloxamer in heart failure was due to financial constraints and not a change in our assessment of its potential utility for heart failure patients.  However, because we are winding down our vepoloxamer heart failure program, but are exploring development opportunities for vepoloxamer in ischemic stroke (specifically, through a grant-funded nonclinical study and partnering opportunities), our impairment testing as of September 30, 2016 was based on assumptions for development of vepoloxamer in ischemic stroke.

We calculated the estimated fair value of acquired IPR&D by using the Multi-Period Excess Earnings Method, or MPEEM, which is a form of the income approach.  While the inputs under the MPEEM consist primarily of Level 3 inputs, some Level 2 inputs were incorporated to derive the discount rate, as well as certain tax and asset balance assumptions and the probability factor for achieving regulatory approval. Under the MPEEM, we used probability-weighted, projected after-tax cash flows discounted at a rate considered appropriate given the significant inherent risks associated with drug development by companies in a similar lifecycle stage.  Cash flows were calculated based on estimated projections of revenues and expenses related to vepoloxamer in ischemic stroke (U.S. and European Union) and then reduced by a contributory charge on requisite assets employed.  Contributory assets included debt-free working capital, net fixed assets and assembled workforce.  Rates of return on the contributory assets were based on rates used for comparable market participants.  Cash flows were assumed to extend through 2039, but to decrease substantially after 2034 based on an assumption of the expiration of the U.S. composition of matter patent covering vepoloxamer in mid-2035.  The resultant cash flows were then discounted to present value using a weighted-average cost of equity capital for companies with profiles comparable to Mast’s based on industry-specific information obtained from published sources we believe to be reliable.  We compensated for the phase of development of the program by applying a probability factor to our estimation of expected future cash flows.  We analyzed a range of probability factors ranging from the high single digits to the low teens and under all of these scenarios, the fair value of the vepoloxamer-related IPR&D exceeded its carrying value.  The projected cash flows were based on significant assumptions, including the time and resources needed to complete the development and regulatory approval of vepoloxamer in ischemic stroke, estimates of revenue and operating profit related to the program considering its stage of development, the life of the potential commercialized product, the term of market exclusivity, market penetration and competition, and risks associated with achieving commercialization, including delay or failure to obtain regulatory approvals to conduct clinical studies, failure of clinical studies, delay or failure to obtain required market clearances, and intellectual property litigation.  Based on the fair value assessment described above, the carrying value of the vepoloxamer-related IPR&D did not exceed its fair value as of September 30, 2016.  Therefore, we concluded that no impairment charge is required.

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

Our investment securities are under the custodianship of a major financial institution and consist of FDIC-insured certificates of deposit. We have classified all of our available-for-sale investment securities, as current assets on our consolidated balance sheets because we consider them to be highly liquid and available for use, if needed, in current operations. As of September 30, 2016, none of our investment securities had contractual maturity dates of more than one year.

At September 30, 2016 and December 31, 2015, our investment securities were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Fair value of investment securities	$6,429	$17,929
Cost basis of investment securities	6,425	17,946

	September 30,	December 31,
	2016	2015
Net unrealized (gains)/losses on investment securities	$(4)	$17

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

The fair values at September 30, 2016 and December 31, 2015 of our cash equivalents and investment securities are summarized in the following table (in thousands):

		Fair Value Determined Under:
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
At September 30, 2016:
Cash equivalents	$6,410	$6,410	$—	$—
Investment securities	$6,429	$—	$6,429	$—

At December 31, 2015:
Cash equivalents	$15,799	$15,799	$—	$—
Investment securities	$17,929	$—	$17,929	$—

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

We lease certain office equipment under leases classified as capital leases.  As of September 30, 2016, the total amount of leased equipment was $40,000 with interest rates ranging from 8% to 14% per annum. The equipment is being amortized over the life of the leases, which range from three to five years.

7. Accrued Liabilities

Accrued liabilities at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Accrued R&D agreements and study expenses	$6,600	$7,898
Other accrued liabilities	302	254
Total accrued liabilities	$6,902	$8,152

8.  Debt Facility

Hercules Loan and Security Agreement

In 2015, we borrowed an aggregate of $15.0 million pursuant to a Loan and Security Agreement with Hercules Technology III, L.P. and Hercules Capital, Inc. (formerly known as, Hercules Technology Growth Capital, Inc.) (together, “Hercules”), as amended (the “Loan Agreement”). Pursuant to the terms and conditions of the Loan Agreement, we received the first advance of $5.0 million on August 11, 2015 and the second advance of $10.0 million on September 28, 2015 (the “Second Advance”).

The Loan Agreement required prepayment of $10.0 million of the principal balance of the loan and any accrued but unpaid fees and expenses (the “Second Advance Prepayment”) on or before October 14, 2016 unless the Phase 3 clinical study of vepoloxamer in sickle cell disease, known as the EPIC study, demonstrated positive results.  Our announcement in September 2016 that EPIC did not achieve its primary or secondary efficacy endpoints triggered the Second Advance Prepayment, which was made in October 2016. See Note 14, “Subsequent Events.” The Second Advance was classified as a current liability on our balance sheet as of September 30, 2016.

The interest rate for the principal balance under the Loan Agreement is the greater of (i) 8.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%, and (ii) 8.95%, determined on a daily basis. Monthly payments under the Loan Agreement were interest only until July 1, 2016. On July 1, August 1, and September 1, 2016 we made equal monthly payments against the principal balance in addition to the interest amounts. We are required to repay the loan in equal monthly installments of principal and interest on the first business day of each month through the scheduled maturity date of January 1, 2019.  An end of term charge of $712,500 will be due on the scheduled maturity date and is being accrued through interest expense using the effective interest method.

If we elect to prepay the principal balance under the Loan Agreement prior to maturity, a prepayment charge of 1% or 2%   of the then outstanding principal balance also will be due, depending upon when the prepayment occurs. No prepayment penalty applied to the Second Advance Prepayment.

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

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value (in thousands):

	As of September 30, 2016
	Short-term	Long-term
Prepayment to lender	$10,000	$-
Principal payments to lender and end of term charge	1,488	2,930
Accrued interest	105	-
Debt issuance costs	-	(224)
Debt discount related to warrants	-	(91)
Carrying value	$11,593	$2,615

9. Share-Based Compensation Expense

Share-based compensation expense related to equity awards granted to our employees and non-employee directors for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Selling, general and administrative expense	$424	$375	$1,273	$1,687
Research and development expense	221	169	678	435
Share-based compensation expense	$645	$544	$1,951	$2,122

During the nine months ended September 30, 2016, the only equity awards granted to our employees and non-employee directors were stock option awards. The following table summarizes the equity award activity during such nine-month period:

	Shares Underlying Option Awards	Weighted-Average Exercise Price
Outstanding at December 31, 2015	22,896,728	$0.78
Granted	8,151,263	$0.42
Exercised	—	$—
Expired/forfeited	(1,151,393)	$0.98
Outstanding at September 30, 2016	29,896,598	$0.67

At September 30, 2016, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards granted prior to that date was $4.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.

10. Net Loss Per Common Share

Basic and diluted net loss per common share was calculated by dividing the net loss for the three and nine months ended September 30, 2016 and 2015 by the weighted-average number of common shares outstanding during those periods, respectively, without consideration for outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. For the periods presented, our outstanding common stock equivalents consisted of options and warrants to purchase shares of our common stock. All common stock equivalents presented had an anti-dilutive impact due to losses reported in the applicable periods.  The weighted-average number of those common stock equivalents outstanding for each of the periods presented is set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options	29,950,046	22,453,351	30,100,242	21,128,025
Warrants	104,595,749	76,356,327	100,023,572	77,345,043

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

12. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest on debt facility	$1,042	$26

Supplemental disclosures of non-cash investing and financing activities:
Fair value of warrants issued in connection with debt facility	$26	$393
Unrealized gain on investment securities	$(22)	$(34)
Receivable for warrant exercise	$65	$-
Purchases of property and equipment in accounts payable	$-	$31
Purchase of equipment under capital lease	$-	$35
Debt issuance costs in accounts payable and accrued liabilities	$-	$33

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

“At the Market” Equity Offering Program

In February 2014, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $30.0 million, from time to time, through an “at the market,” or ATM, equity offering program (the “2014 Sales Agreement”), under which Cowen acted as sales agent. In August 2015, we terminated the 2014 Sales Agreement upon entry into a new sales agreement with Cowen to sell shares of our common stock, with aggregate gross sales proceeds of up to $30.0 million, from time to time, through an ATM program.  As of September 30, 2016, we had sold an aggregate of 51,148,582 shares at a weighted-average sales price of $0.54 per share under the ATM programs for aggregate gross proceeds of $27.4 million and $26.2 million in net proceeds, after deducting sales agent commission and discounts and our other offering costs.

Shares Issuable to Former SynthRx Stockholders Upon Achievement of Milestones

In April 2011, we acquired SynthRx as a wholly-owned subsidiary through a merger transaction in exchange for shares of our common stock and rights to additional shares of our common stock upon achievement of specified milestones related to the development of vepoloxamer in sickle cell disease. The merger agreement requires us to issue up to an aggregate of 12,478,050 additional shares of our common stock to the former SynthRx stockholders if and when the development of vepoloxamer achieves the following milestones: (a) 3,839,400 shares upon acceptance for review by the U.S. Food and Drug Administration (“FDA”) of a new drug application (“NDA”) covering the use of purified poloxamer 188 for the treatment of sickle cell crisis in children and (b) 8,638,650 shares upon approval of such NDA by the FDA.  Because we have determined not to pursue development of vepoloxamer in sickle cell disease, it is unlikely that these milestones will be achieved and that any of these shares will be issued.

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

Warrant Exercises

During the three and nine months ended September 30, 2016, we issued the following shares of our common stock upon exercise of outstanding warrants and received aggregate net proceeds of $0.5 million:

•	816,000 shares upon exercise of outstanding warrants with exercise price of $0.42 per share; and
•	13,081,428 shares upon exercise of outstanding warrants with exercise price of $0.01 per share.

Outstanding Warrants

At September 30, 2016, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
10,625,000	$1.100	November 2016
28,097,400	$0.650	June 2018
22,011,265	$0.750	November 2019
2,272,727	$0.275	August 2020
28,274,910	$0.420	February 2021
91,281,302

 14. Subsequent Events

Prepayment under Loan and Security Agreement

As discussed in Note 8, “Debt Facility,” in September 2016, the top-line results of the EPIC study triggered a prepayment obligation under our Loan Agreement with Hercules.  Accordingly, on October 3, 2016, we made the Second Advance Prepayment.  Our October 1 and November 1, 2016 monthly installment payments to Hercules of principal and interest were each $148,000.  As of November 3, 2016, the principal balance owed to Hercules was $3.5 million.

Costs Associated with Reductions in Workforce

In October 2016, as part of restructuring our organization in connection with the discontinuation of the vepoloxamer development programs in sickle cell disease and heart failure, we eliminated ten positions across our company.  As a result of these October 2016 workforce reductions, assuming each affected employee executes and does not revoke a separation agreement and general release of claims, we expect to incur restructuring costs of approximately $0.4 million for one-time employee termination costs, including severance, benefits and related costs, all of which we expect to pay in the fourth quarter of 2016.

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

Overview

We are a biopharmaceutical company developing clinical-stage therapies for serious or life-threatening diseases with significant unmet needs. Our lead product candidate, AIR001, a sodium nitrite solution for inhalation via nebulization, has demonstrated positive hemodynamic benefits in patients with heart failure with preserved ejection fraction, or HFpEF, and pulmonary hypertension, and currently is in clinical development for HFpEF.  Three Phase 2 studies of AIR001 in patients with HFpEF are being conducted by prestigious research institutions.  Positive interim results from one of those studies were published in November 2016.  Results from another of the studies, a 100-patient, randomized, double-blind, placebo-controlled crossover study being conducted by the Heart Failure Clinical Research Network, are expected in the fourth quarter of 2017.

Our second product candidate, vepoloxamer (also known as MST-188), is currently in a nonclinical study that is being funded by a grant from the National Institutes of Health to evaluate vepoloxamer’s potential therapeutic use in ischemic stroke.  Vepoloxamer was previously in clinical development in sickle cell disease and heart failure, but following negative top-line results of the Phase 3 study in sickle cell disease known as EPIC in September 2016, we determined to discontinue the clinical programs and those studies are in the process of being wound down. Vepoloxamer has demonstrated multiple pharmacologic effects that may provide clinical benefit in a wide range of diseases and conditions typically characterized by impaired microvascular blood flow and/or damaged cell membranes, but we are limiting our development of vepoloxamer to the grant-funded nonclinical study in ischemic stroke while we explore partnering opportunities for this asset and our focus is on the development of AIR001 to treat HFpEF.

We have devoted substantially all of our resources to research and development, or R&D, and to acquisition of our product candidates. We have not yet marketed or sold any products or generated any significant revenue and we have incurred significant annual operating losses since inception. We incurred a loss from operations of $28.2 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $305.0 million.  Our cash, cash equivalents, and investment securities were $27.0 million and our working capital was $7.4 million as of September 30, 2016.

As discussed below under “Management Outlook,” we do not believe our cash, cash equivalents and investment securities as of September 30, 2016 will be sufficient to fund our currently planned operations for the next 12 months and our ability to raise additional capital as needed is uncertain. These circumstances raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.  Our ability to continue as a going concern depends on our ability to manage our operating costs and raise additional capital to fund continued development of our product candidates and ongoing operations.  We estimate that our existing capital resources will be sufficient to fund our operations into the first quarter of 2017.  Significant funds will be needed for us to continue to execute on our business strategy and advance our AIR001 program.  We have implemented, and plan to implement further, cost-saving measures to significantly reduce our operating costs and we plan to raise additional capital by selling our equity securities and/or by obtaining other financing, and we are exploring opportunities to strategically monetize our development program assets, including through licensing transactions. However, there can be no assurance we will be successful in these efforts.

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

We recognize revenues from federal government research grants during the period in which we receive the grant funds, or their collection is reasonably assured, and we incur the qualified expenditures.  The expenditures are reflected as a component of R&D expense in the Statements of Operations.

Operating Expenses

Research and Development Expenses. We maintain and evaluate our R&D expenses by the type of cost incurred rather than by project. We do this primarily because we outsource a substantial portion of our work and our R&D personnel and consultants work across multiple programs rather than dedicating their time to one particular program. We categorize our R&D expenses as external clinical study fees and expenses, external nonclinical study fees and expenses, personnel costs and share-based compensation expense. The major components of our external clinical study fees and expenses are fees and expenses related to CROs and clinical study investigative sites and investigators. The major components of our external nonclinical study fees and expenses have historically been fees and expenses related to preclinical studies and other nonclinical testing, research-related manufacturing, quality assurance and regulatory affairs services, and preparation of a new drug application, or NDA, for vepoloxamer. Research-related manufacturing expenses include costs associated with producing and/or purchasing active pharmaceutical ingredient (API), conducting process development activities, producing clinical trial material, producing material for stability testing to support regulatory filings, related labeling, testing and release, packaging and storing services, related consulting fees, and costs related to purchasing nebulizers for administration of AIR001. Impairment losses on R&D-related manufacturing equipment are also considered research-related manufacturing expenses. Personnel costs relate to employee salaries, benefits and related costs.

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

As a result of cost-saving measures we have begun implementing, we expect our annual R&D expenses (excluding share-based compensation expense) will be approximately 15% less in 2016 compared to 2015.  This decrease would be due primarily to the discontinuation of development of vepoloxamer in sickle cell disease and heart failure.

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

As a result of cost-saving measures we have begun implementing, we expect our annual SG&A expenses (excluding share-based compensation expense) to be approximately 10% less in 2016 compared to 2015. This decrease would be due primarily to less investment than previously anticipated in external costs related to commercial-readiness activities for vepoloxamer in sickle cell disease.

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

Comparison of Three Months Ended September 30, 2016 and 2015

Revenue. We recognized $45,000 of revenue for the three months ended September 30, 2016.  The revenue represents reimbursement of costs related to the nonclinical study of vepoloxamer that is being funded by a grant from the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NIH).  We recognized no revenue for the three months ended September 30, 2015.

R&D Expenses. Our most significant R&D expenses for the three months ended September 30, 2016 were external costs associated with the EPIC study, research-related manufacturing for vepoloxamer, our Phase 2 study of vepoloxamer in heart failure and the Phase 2 studies of AIR001 in HFpEF. These expenses consisted primarily of CRO and CMO expenses, clinical study and regulatory-related consulting expenses, and study site expenses, which include start-up costs as well as patient costs. The following table summarizes our consolidated R&D expenses by type for each of the periods listed and their respective percent of our total R&D expenses for such periods (in thousands, except for percentages):

	Three Months Ended September 30,
	2016	%	2015	%
External clinical study fees and expenses	$2,920	58%	$3,362	46%
External nonclinical study fees and expenses	1,163	23%	2,785	38%
Personnel costs	784	15%	1,014	14%
Share-based compensation expense	221	4%	169	2%
Total	$5,088	100%	$7,330	100%

R&D expenses decreased by $2.2 million, or approximately 30.6%, to $5.1 million for the three months ended September 30, 2016, compared to $7.3 million for the same period in 2015. This decrease was due primarily to decreases of $1.6 million in external nonclinical study fees and expenses, $0.4 million in external clinical study fees and expenses and $0.2 million in personnel costs for the 2016 period.

The $1.6 million decrease in external nonclinical study fees and expenses was due primarily to decreases of $1.2 million in research-related manufacturing costs for vepoloxamer, $0.7 million in costs for nonclinical studies of vepoloxamer and $0.1 million in research-related manufacturing costs for AIR001, offset by increases of $0.4 million in external costs related to preparing an NDA for vepoloxamer. The $0.4 million decrease in external clinical study fees and expenses was due primarily to decreases of $0.8 million in costs associated with the EPIC study and $0.1 million in costs for the Phase 2 study of vepoloxamer in acute limb ischemia, or ALI, which we discontinued and began to wind down in the third quarter of 2015, offset by increases of $0.4 million in costs for the Phase 2 studies of AIR001 in HFpEF and $0.1 million in costs for the Phase 2 study of vepoloxamer in heart failure.

SG&A Expenses. SG&A expenses decreased by $0.4 million, or approximately 13.2%, to $2.1 million for the three months ended September 30, 2016, compared to $2.5 million for the same period in 2015.  The decrease was primarily due to reduced personnel costs and fees for consulting and legal services compared to the 2015 period.

Interest Expense. Interest expense for the three months ended September 30, 2016 was $0.9 million compared to $0.1 million for the same period in 2015.  The increase in interest expense was primarily due to a full quarter of interest expense on a $15 million principal balance under our debt facility in 2016 versus a partial quarter in 2015, as well as increased amortization of debt issuance costs as a result of a change in the amortization schedule of such costs due to prepayment of $10.0 million of the principal balance in October 2016.

Net Loss. Net loss was $8.2 million, or $0.04 per share, for the three months ended September 30, 2016, compared to net loss of $9.9 million, or $0.06 per share, for the same period in 2015.

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenue. We recognized $45,000 of revenue for the nine months ended September 30, 2016.  The revenue represents reimbursement of costs related to the nonclinical study of vepoloxamer that is being funded by a grant from the National Institute of Neurological Disorders and Stroke of the NIH.  We recognized no revenue for the nine months ended September 30, 2015.

R&D Expenses. Our most significant R&D expenses for the nine months ended September 30, 2016 were external costs associated with the EPIC study, research-related manufacturing for vepoloxamer, our Phase 2 study of vepoloxamer in heart failure and preparing a NDA for vepoloxamer. These expenses consisted primarily of CRO and CMO expenses, clinical study and regulatory-related consulting expenses, and study site expenses, which include start-up costs as well as patient costs. The following table summarizes our consolidated R&D expenses by type for each of the periods listed and their respective percent of our total R&D expenses for such periods (in thousands, except for percentages):

	Nine Months Ended September 30,
	2016	%	2015	%
External clinical study fees and expenses	$11,150	54%	$10,573	50%
External nonclinical study fees and expenses	5,960	29%	7,177	34%
Personnel costs	2,927	14%	2,921	14%
Share-based compensation expense	678	3%	435	2%
Total	$20,715	100%	$21,106	100%

R&D expenses decreased by $0.4 million, or approximately 1.8%, to $20.7 million for the nine months ended September 30, 2016, compared to $21.1 million for the same period in 2015.  This decrease was primarily due to a decrease of $1.2 million in external nonclinical study fees and expenses, which was offset by increases of $0.6 million in external clinical study fees and expenses and $0.2 million in share-based compensation expense.

The $1.2 million decrease in external nonclinical study fees and expenses was due primarily to decreases of $2.1 million in research-related manufacturing costs for vepoloxamer and $1.0 million in costs for nonclinical studies of vepoloxamer, offset by increases of $1.8 million in external costs related to preparing a NDA for vepoloxamer and $0.1 million in research-related manufacturing costs for AIR001. The $0.6 million increase in external clinical study fees and expenses was due primarily to an increase of $1.4 million in costs for the Phase 2 study of vepoloxamer in heart failure and an increase of $0.7 million in costs for the Phase 2 studies of AIR001 in HFpEF, offset by a net decrease of $0.9 million in costs associated with clinical studies of vepoloxamer for its development in sickle cell disease and a decrease of $0.5 million in costs for the Phase 2 study of vepoloxamer in ALI.

SG&A Expenses. SG&A expenses decreased by $1.0 million, or approximately 12.3%, to $7.4 million for the nine months ended September 30, 2016, compared to $8.4 million for the same period in 2015.  SG&A expenses in the nine months ended September 30, 2015 included $0.4 million of severance expenses and $0.3 million of share-based compensation expense resulting from the termination of employment of our former president and chief operating officer in February 2015 and the acceleration of stock option vesting pursuant to the terms of his option agreements.  Additionally, fees for consulting and legal services for the nine months ended September 30, 2016 were $0.2 million less than for the same period in 2015.

Interest Expense. Interest expense for the nine months ended September 30, 2016 was $2.0 million compared to $0.1 million for the same period in 2015.  The increase in interest expense was primarily due to a full nine months of interest expense on a $15 million principal balance under our debt facility in 2016 versus approximately a month in 2015, as well as increased amortization of debt issuance costs as a result of a change in the amortization schedule of such costs due to prepayment of $10.0 million of the principal balance in October 2016.

Net Loss. Net loss was $30.1 million, or $0.15 per share, for the nine months ended September 30, 2016, compared to net loss of $29.7 million, or $0.18 per share, for the same period in 2015.

Liquidity and Capital Resources

We have a history of annual losses from operations and we anticipate that we will continue to incur losses for at least the next several years. For the nine months ended September 30, 2016, we incurred a loss from operations of $28.2 million. Our cash, cash equivalents and investment securities were $27.0 million and our working capital was $7.4 million as of September 30, 2016.

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

We may receive up to $11.7 million, $18.3 million, $16.5 million and $11.9 million of additional net proceeds from the exercise of warrants issued in the underwritten public offerings we completed in November 2011, June 2013, November 2014 and February 2016. However, the timing of the exercise and extent to which any of these warrants are exercised before they expire are beyond our control and depend on a number of factors, including certain beneficial ownership limitations and the market price of our common stock. The exercise prices of these warrants are $1.10, $0.65, $0.75 and $0.42 per share, respectively. In comparison, the closing sale price of our common stock on November 3, 2016 was $0.08 per share and we do not expect the holders of the warrants to exercise them unless and until our common stock trades at or above the exercise price of their warrants. In addition, if at the time of exercise there is not an effective registration statement available for the issuance of the shares subject to the warrants, they may be exercised on a “cashless” net issuance basis, in which case we would not receive any proceeds from the exercise of these warrants.

In February 2014, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $30.0 million, from time to time, through an ATM equity offering program, under which Cowen acts as sales agent. We refer to that agreement as the 2014 Sales Agreement. In August 2015, we terminated the 2014 Sales Agreement upon entry into a new sales agreement with Cowen to sell shares of our common stock, with aggregate gross sales proceeds of up to $30.0 million, from time to time, through an ATM program. As of September 30, 2016, we had sold an aggregate of 51,148,582 shares at a weighted-average sales price of $0.54 per share under the ATM programs for aggregate gross proceeds of $27.4 million and $26.2 million in aggregate net proceeds, after deducting sales agent commission and discounts and our other offering costs.

In 2015, we borrowed $15.0 million under a debt facility whereby we received proceeds of approximately $14.8 million, net of fees.  The debt facility is governed by a loan and security agreement, as amended, among our company, Hercules Technology III, L.P., and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.), together referred to as Hercules.  During the three months ended September 30, 2016, the top-line results of the Phase 3 clinical study of vepoloxamer triggered a prepayment provision under the loan and security agreement requiring us to prepay to Hercules $10.0 million of the principal balance of the loan and any accrued but unpaid fees and expenses (referred to as the Second Advance Prepayment).  We made the Second Advance Prepayment on October 3, 2016. We are required to repay the remaining principal balance in equal monthly installments of principal and interest payments on the first business day of each month through the scheduled maturity date of January 1, 2019.  The principal balance as of November 3, 2016 was $3.5 million.

See Note 8, “Debt Facility,” of the Notes to the Condensed Consolidated Financial Statements in this report for additional information regarding our debt facility with Hercules. Our obligations under our agreement with Hercules are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. Our intellectual property is subject to negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions. The agreement includes a number of other restrictive covenants that may limit our ability to raise capital through other debt or equity financing.  The debt facility also includes events of default, the occurrence and continuation of which would provide Hercules with the right to exercise remedies against us and the collateral securing our indebtedness, which include declaring payment of all or any part of the debt, together with an end of term charge of $712,500 and a prepayment charge of 1% or 2% of the then outstanding principal balance, immediately due and payable. These events of default include, among other things, our failure to pay any amount due on the due date, our breach or default in the performance of any covenant under the debt facility, our insolvency, the attachment, seizure, or filing of a levy against our assets or a judgment entered against us in an amount greater than $250,000, the occurrence of any default under certain other indebtedness, and, subject to limited exceptions, the occurrence of an event or circumstance that would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, our ability to repay our indebtedness in accordance with the terms of the debt facility, or on the collateral securing our indebtedness.

For a discussion of our liquidity and capital resources outlook, see “Management Outlook” below.

Operating activities. Net cash used in operating activities was $29.9 million for the nine months ended September 30, 2016, reflecting primarily a net loss of $30.1 million and a decrease in accounts payable and accrued liabilities of $2.9 million, adjusted for share-based compensation expenses of $2.0 million and amortization of debt issuance costs and debt discount of $0.9 million. Net cash used in operating activities was $24.1 million for the nine months ended September 30, 2015, reflecting primarily a net loss of $29.7 million, adjusted for share-based compensation expenses of $2.1 million and an increase in accounts payable and accrued liabilities of $3.5 million, offset by $0.3 million an increase in prepaid expenses and other assets.

Investing activities. Net cash provided by investing activities was $11.5 million for the nine months ended September 30, 2016 compared to $3.7 million for the same period in 2015. Net cash provided by investing activities for the nine months ended September 30, 2016 was primarily due to $11.5 million in proceeds from the maturity of certificates of deposit. Net cash provided by investing activities for the nine months ended September 30, 2015 was primarily due to $12.0 million in proceeds from the maturity of certificates of deposit, offset by $8.2 million used to purchase certificates of deposit.

Financing activities. Net cash provided by financing activities was $15.9 million for the nine months ended September 30, 2016 compared to $16.8 million for the same period in 2015.  Cash provided by financing activities for the nine months ended September 30, 2016 was primarily a result of net proceeds of $9.6 million from the sale of common stock under our ATM equity offering program, net proceeds of $7.3 million from the sale of units consisting of shares of our common stock and warrants to purchase our common stock in February 2016, and proceeds of $0.4 million from the exercise of warrants.  Net cash provided by sales of our equity securities were offset by $1.4 million in payments made on and costs related to our debt facility in the nine months ended September 30, 2016.  Net cash provided by financing activities for the nine months ended September 30, 2015 was primarily a result of net proceeds of $14.8 million under our debt facility and net proceeds of $2.0 million from the sale of common stock under our ATM equity offering program.

Management Outlook

We have lowered our estimated operating expenses for 2016 to approximately $31 to $32 million (excluding share-based compensation expense) as a result of cost savings anticipated due to our termination of the vepoloxamer clinical programs in sickle cell disease and heart failure.  Because we will incur costs related to closing out EPIC and the other clinical studies of vepoloxamer that were active in September 2016 and other activities related to winding down those programs and anticipate incurring severance-related costs in connection with restructuring our organization, we do not expect to realize the full benefit of cost-saving measures we have taken or expect to take this year until 2017.  Our estimated operating expenses for 2016 includes estimated fourth quarter operating expenses of approximately $4.7 to $5.7 million, excluding share-based compensation expense.

For 2017, due to discontinuation of the vepoloxamer clinical programs and a restructuring of our organization, we estimate that operating expenses will be in the range of $8 to $9 million, excluding share-based compensation expense, as we focus on supporting investigator-sponsored Phase 2 clinical studies of AIR001 in patients with HFpEF. We expect results from the ongoing, 100-patient, randomized, double-blind, placebo-controlled crossover Phase 2 study of AIR001 being conducted by the Heart Failure Clinical Research Network to be reported in the fourth quarter of 2017.

We also are exploring a range of strategic opportunities, from collaboration and licensing arrangements to mergers and business combinations or sale of part or all of our assets, and we have engaged a financial advisor to assist in identifying and evaluating these opportunities.

Based on our projected capital needs, our current cash, cash equivalents and investment securities and working capital will not be sufficient to fund our operations for the next 12 months.  We expect that our cash, cash equivalents and investment securities as of September 30, 2016 will be sufficient to fund our operations into the first quarter of 2017.  We intend to raise additional capital this year through our ATM program, other equity or debt financings, and/or through collaborations, including licensing arrangements, to pursue our current business strategy and planned operations.  However, these efforts may not be successful and adequate additional capital may not be available to us on acceptable terms, on a timely basis, or at all.  These uncertainties raise substantial doubt about our ability to continue as a going concern.

Estimates of our operating expenses and the period of time through which our current financial resources will be adequate to support our operations are forward-looking statements based on significant assumptions. We could utilize our financial resources sooner than we currently expect.  Forward-looking statements involve a number of risks and uncertainties and actual results could differ materially if the assumptions on which we have based our forward-looking statements prove to be wrong. Factors that will affect our operating expenses and future capital requirements include, but are not limited to:

•	our ability to manage costs associated with winding down the vepoloxamer clinical programs in sickle cell disease and heart failure and restructuring our organization;

•	the scope and nature of activities we pursue to advance development of our product candidates, including clinical and nonclinical studies and research-related manufacturing activities;
•	delays in commencement and completion of clinical and nonclinical studies of our product candidates and the extent to which results are negative or inconclusive;
•	resources allocated to pursue potential financing and strategic collaboration opportunities, including licensing transactions, and the nature of any such transaction, if executed; and
•	our ability to avoid an event of default under our loan agreement with Hercules that would accelerate repayment of all or part of our obligations under the agreement.

AIR001

AIR001 is in Phase 2 clinical development for the treatment of patients with HFpEF and is being evaluated in three investigator-sponsored clinical studies at prestigious institutions:

•

Phase 2 study of AIR001 in subjects with PH-HFpEF. This ongoing, open-label study is evaluating the effect of AIR001 in a dose escalation manner on change in pulmonary vascular resistance in approximately 50 patients with pulmonary hypertension (PH), approximately 20 of which are diagnosed with PH associated with HFpEF, who undergo right heart catherization. Positive interim results from this study, including data on 10 of the 20 PH-HFpEF patients to be enrolled, were published in the Journal of Clinical Investigation in November 2016.

•

Phase 2 study known as the Inorganic Nitrite Delivery to Improve Exercise Capacity in HFpEF (INDIE-HFpEF) study. This randomized, double-blind, placebo-controlled crossover study in approximately 100 patients with HFpEF is being conducted by the Heart Failure Clinical Research Network (HFN) with significant support from a grant awarded by the National Heart, Lung, and Blood Institute, part of the NIH.  The study is being conducted at approximately 20 clinical centers in the U.S. that are part of the HFN and is evaluating the effect of AIR001 on peak exercise capacity. The first patient was dosed in July 2016 and results are expected in the fourth quarter of 2017.

•

Phase 2 study of AIR001 known as the Inorganic Nitrite to Amplify the Benefits and Tolerability of Exercise Training (INABLE-TRAINING) study. This randomized, blinded, placebo-controlled, two-arm, parallel-group study in approximately 68 patients with HFpEF is evaluating AIR001’s potential to improve the clinical responses to exercise training in individuals with HFpEF. Subject recruitment has begun and enrollment is expected to begin this quarter.

Vepoloxamer

As discussed above, we have terminated our vepoloxamer clinical programs in sickle cell disease and heart failure and are winding down those clinical studies and related activities, including the EPIC extension and clinical pharmacokinetics studies that were being conducted to support an NDA submission for vepoloxamer in sickle cell disease.

We recently were awarded a Small Business Innovation Research (SBIR) grant from the National Institute of Neurological Disorders and Stroke of the NIH in support of a nonclinical study to evaluate the effects of vepoloxamer in combination with tissue plasminogen activator (tPA) in experimental models of embolic stroke. This study is being conducted in collaboration with leading stroke researchers at the Neuroscience Institute at Henry Ford Health System and is expected to be completed in July 2017.  We continue to assess the opportunity for vepoloxamer in ischemic stroke and believe it is a Phase 2-ready program.  However, we have not allocated any funding, other than as provided by the SBIR grant, for clinical or nonclinical studies of vepoloxamer in stroke.  Instead, we plan to pursue partnership opportunities to advance vepoloxamer’s development in this indication.

As discussed above, based on our projected capital needs, we do not believe our current cash, cash equivalents and investment securities as of September 30, 2016 will be sufficient to fund our currently planned operations for the next 12 months and our ability to raise additional capital as needed is uncertain.  These circumstances raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to manage our operating costs and raise additional capital.  We intend to raise additional capital this year through our ATM program, and seek other funding opportunities, including equity or debt financings and opportunities to strategically monetize our development program assets. However, there can be no assurance that we will be successful in these efforts.

We may utilize our current financial resources sooner than we currently expect if we are not successful in rapidly winding down clinical studies and other activities related to our vepoloxamer programs in sickle cell disease and heart failure or in restructuring our organization, if we incur unanticipated expenses, or if other assumptions on which we’ve based our plans and forecasts prove to be wrong.  If we are unable to raise sufficient additional capital as needed, we may further reduce our operations and we may also be compelled to repay all of our outstanding debt to Hercules and/or sell certain assets, including intellectual property assets, for less than what we believe their value may be under other circumstances, any of which would have a material and adverse effect on our financial condition and ability to pursue our business strategy.

Recent Accounting Pronouncements

See Note 11, “Recent Accounting Pronouncements,” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) in this report for a discussion of recent accounting pronouncements and their effect, if any, on us.

Forward Looking Statements

This report, particularly in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements we make regarding our business strategy, expectations and plans, our objectives for future operations and our future financial position. When used in this report, the words “believe,” “may,” “could,” “would,” “will,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “expect,” “indicate” and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding estimated operating expenses and our belief that our current capital resources will be sufficient to fund planned operations into the first quarter of 2017, plans to raise additional capital and continue as a going concern, collaborative opportunities for our assets, and the activities, timing and costs related to further development of our product candidates. The foregoing is not an exclusive list of all forward-looking statements we make.

We have based the forward-looking statements we make on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The forward-looking statements we make are subject to known and unknown risks and uncertainties that could cause our actual results, performance or achievements to be materially different from any result, performance or achievement expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following:

•	our ability to obtain additional capital and the amount and timing of any such transactions;
•	our success in implementing additional cost-saving measures and managing operating costs;
•	the impact of reductions to our workforce on our ability to execute on our business strategy and comply with financial and other reporting requirements of a public company;
•	our ability to maintain compliance with NYSE MKT continued listing standards and to maintain the listing of our common stock on the NYSE MKT equities market or another national securities exchange;
•	an event of default under our debt facility that would require us to repay the principal balance immediately, together with prepayment and end-of-term charges;
•	delays in completing, and the outcomes of, the investigator-sponsored clinical studies of AIR001;
•	our ability, or that of a future partner, to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates;
•	suspension or termination of a clinical study, including due to patient safety concerns or capital constraints of ours or a third-party sponsor of the study;
•

the extent to which we or a future partner are able to successfully execute clinical studies of our product candidates and whether our product candidates demonstrate acceptable safety and efficacy in clinical studies;

•	our ability to secure adequate and timely supply of clinical trial material, including drug administration devices, as applicable, from our CMOs and other vendors;
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

•	the potential that we may enter into one or more collaborative arrangements, including partnering or licensing arrangements, for a product candidate, and the terms of any such arrangements;

•	our ability to obtain and maintain effective patent coverage or other market exclusivity protections for our products and technologies without infringing the proprietary rights of others;
•	claims against us for infringing the proprietary rights of third parties;
•	the impact of healthcare reform measures and reimbursement policies on prospects for commercial success of our products;
•	undesirable side effects that our product candidates or products may cause;
•	potential product liability exposure and, if successful claims are brought against us, liability for a product or product candidate;
•	the extent to which we acquire new technologies and/or product candidates and our ability to integrate them successfully into our operations; and
•	the other factors that are described in Item 1A (Risk Factors) of Part II of this report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2016 these disclosure controls and procedures were effective at the reasonable assurance level.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to Our Capital Requirements, Finances and Operations

We are a clinical-stage company with no drug products approved for commercial sale, we have incurred net losses since our inception, we expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we need additional funding to continue to conduct our operations and advance development of our product candidates.

We are a clinical-stage biopharmaceutical company and have not generated sustainable revenue from operations or been profitable since inception, and we may never achieve profitability. We have devoted our resources to acquiring and developing proprietary product candidates, but such product candidates cannot be marketed until clinical development is completed and governmental approvals have been obtained.  None of our product candidates has been approved for sale by any regulatory agency or is available for commercial sale and each will require significant additional capital to advance their development toward regulatory approval for commercial sale.

For the year ended December 31, 2015 and the nine months ended September 30, 2016, we incurred losses from operations of $39.4 million and $28.2 million, respectively, and our net cash used in operating activities was $32.9 million and $29.9 million, respectively. At September 30, 2016, we had an accumulated deficit of $305.0 million, our cash, cash equivalents and investment securities were $27.0 million, and our working capital was $7.4 million.  We expect to continue to incur substantial operating losses for the next several years as we advance our product candidates, which are in intermediary to early stages of development, through clinical studies and other development activities necessary to seek approval from the FDA and regulatory authorities outside of the U.S. to commercialize them. Accordingly, there is no current source of revenue from operations, much less profits, to sustain our present activities. Further, no revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve.

We estimate that our existing capital resources are sufficient to fund our current and planned operations into the first quarter of 2017.  We have implemented and plan to continue implementing significant cost-saving measures this year. However, we will need additional capital in the first quarter of 2017 to continue operations and execute on our current business strategy.

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

There is substantial doubt as to our ability to continue as a going concern.

At September 30, 2016, our cash, cash equivalents and investment securities were $27.0 million and our working capital was $7.4 million. We continue to incur significant operating losses and, although we anticipate operating expenses for 2017 will be approximately 70%-75% less than for 2016, excluding share-based compensation expenses, we do not believe our capital resources as of September 30, 2016 will be sufficient to fund our planned operations for the next 12 months, and we may not be able to raise additional capital as and when needed.  These uncertainties raise substantial doubt regarding our ability to continue as a going concern.

As more fully discussed in Note 1 to the condensed consolidated financial statements included in this report and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, we plan to raise additional capital through our ATM program and other equity or debt financings and continue to explore opportunities to strategically monetize our product candidates through collaborations, including licensing arrangements.  We have historically been able to raise capital through equity offerings; however, there is no assurance that we will be successful in that regard in the future or that we will be able to obtain sufficient, or any, additional capital on acceptable terms, or at all.  Further, we have based our estimated capital needs on assumptions that may prove to be wrong and we cannot assure you that estimates and assumptions will not change.  For example, we are currently assuming that the investigator-sponsored clinical studies of AIR001 we are supporting will be completed without our commitment of resources beyond what our current agreements require.  If our estimated funding needs change and/or sufficient capital is not available, we may be required to further reduce the scope of, delay, or eliminate our ongoing and planned product development activities, any of which could have a material adverse effect on our business and may impair our intangible assets.

Due to the uncertainty of our ability to raise additional capital required to continue to fund our future operations, our Board of Directors will consider available strategic alternatives beyond financings, including possible mergers and business combinations, a sale of part or all of our assets, collaboration and licensing arrangements.  There is no assurance that we would be able to successfully negotiate and consummate a transaction on a timely basis or at all.  Any transaction we consummate may offer limited value for our existing product candidates and proprietary technology and may not enhance stockholder value or provide expected benefits.  If we are unable to successfully complete a strategic transaction or otherwise secure additional capital on a timely basis and on terms that are acceptable, we may be required to further reduce the scope of or cease our operations altogether.

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

Our product candidates are at intermediary to early stages of development, the success of our business currently is dependent largely on our ability to advance development of AIR001 for the treatment of HFpEF, and if clinical studies of AIR001 are not successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

None of our product candidates has been approved for sale by any regulatory agency or is available for commercial sale. We are focusing our resources primarily on the development of AIR001. Accordingly, the success of our business currently is highly dependent on our ability, or that of a future partner, to successfully develop, obtain regulatory approval for and then successfully commercialize AIR001 and our efforts, or those of a future partner, in this regard may prove unsuccessful. Ongoing clinical studies of AIR001 may not demonstrate the safety and efficacy necessary to support continued clinical development.  In addition, continued development of AIR001 will require significant additional research, formulation and manufacture development, and extensive clinical testing prior seeking regulatory approval for commercial sale and will take several years.  The drug development and regulatory approval process is subject to many risks, including the risks discussed in other risk factors below, and AIR001 may never receive marketing approval from the FDA or any regulatory agency. If the results or timing of our clinical or nonclinical studies, regulatory filings, the regulatory process, regulatory developments, and other activities, actions or decisions related to AIR001 do not meet our expectations or those of securities market participants, the market price of our common stock could decline significantly.  If any of our product candidates is approved by the FDA or any foreign regulatory agency, our ability to generate revenue will depend in substantial part on the extent to which that drug product is accepted by the medical community and reimbursed by third-party payors, as well as our ability to market and sell the product and ensure that our third-party manufacturers produce it in quantities sufficient to meet commercial demand, if any.

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

As of November 3, 2016, we had an outstanding principal balance of $3.5 million under our debt facility with Hercules Capital, Inc. and Hercules Technology III, L.P. (collectively referred to as Hercules) that is secured by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, licensing or disposition of our intellectual property.  The loan and security agreement governing the debt facility requires us to comply with a number of covenants (affirmative and negative), including restrictive covenants that limit our ability to: incur additional indebtedness; encumber the collateral securing the loan; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of our assets; acquire other businesses; and merge or consolidate with or into any other organization or otherwise suffer a change in control, in each case subject to exceptions. Our intellectual property also is subject to customary negative covenants.  In addition, subject to limited exceptions, Hercules could declare an event of default upon the occurrence of any event that it interprets as having a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the loan and security agreement or upon the collateral or Hercules’ liens on the collateral under the agreement, thereby requiring us to repay the loan immediately, together with a prepayment charge of up to 2% of the then outstanding principal balance and end-of-term charge of $712,500, or renegotiate the terms of the agreement.  Although, in and of itself, the occurrence of adverse results or delays in any clinical study or the denial, delay or limitation of approval of or taking of any other regulatory action by the FDA or another governmental entity will not constitute a material adverse effect under our loan and security agreement with Hercules, Hercules may determine that such an event together with contemporaneous events or circumstances constitutes a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the loan and security agreement. If we default under the facility, Hercules may accelerate all of our repayment obligations and, if we are unable to access funds to meet those obligations or to renegotiate our agreement, Hercules could take control of our pledged assets and we could immediately cease operations.  If we were to renegotiate our agreement under such circumstances, the terms may be significantly less favorable to us.  If we were liquidated, Hercules’ right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation.  Any declaration by Hercules of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

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

As discussed above, based on our projected operating expenses and capital needs, our cash, cash equivalents and investment securities as of September 30, 2016, we believe that our capital resources will be sufficient to fund our operations for the remainder of 2016 and into the first quarter of 2017, but we will need additional capital in the first quarter of 2017 to continue operations and execute on our current business strategy. In addition, we may utilize our current financial resources sooner than we currently expect if we incur unanticipated expenses or the estimates and assumptions on which we have based our estimated capital needs prove to be wrong.

Although we were able to raise significant funds in the past through equity financings and a debt financing, the conditions of and our access to capital markets are highly variable and adequate additional equity or debt financing may not be available to us in the future on acceptable terms, or on a timely basis, or at all. Further, each of these financing alternatives carries risks. Raising capital through the issuance of our common stock, or securities convertible into or exercisable for our common stock, may depress the market price of our stock and may substantially dilute our existing stockholders. In addition, even if we were able to raise capital through the sale and issuance of our common stock, we may not have enough authorized common stock available to raise additional capital that would be sufficient to fund planned operations for the next 12 months.  As of November 3, 2016, approximately 126 million of our authorized shares of common stock were not outstanding or reserved for issuance under outstanding warrants, options, equity incentive plans or other rights.  Assuming a sale price of $0.08 per share, which was the closing price of our common stock on November 3, 2016, gross proceeds from the sale of all 126 million available shares would be approximately $10.1 million, but any financing transaction available to us in the near-term likely would involve a sale price at a discount to market and/or significant warrant coverage.  Assuming 100% warrant coverage and a sale price of $0.08 per unit, gross proceeds from the sale of all 126 million available shares would be approximately $5.0 million.  If instead we seek to raise capital through strategic transactions, such as licensing arrangements or sales of one or more of our technologies or product candidates, we may be required to relinquish valuable rights and dilute the current and future value of our assets. For example, any licensing arrangement likely would require us to share with our licensee a significant portion of any revenues generated by our licensed technologies. Additionally, our control over the development and/or marketing of any products or product candidates licensed or sold to third parties likely would be reduced and thus we may not realize the full value of any such products or product candidates. Debt financings would likely involve covenants and/or repayment provisions that would restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, including requirements to maintain specified amounts of cash or restrictions on our ability to license or sell our intellectual property assets, as well as prohibitions on our ability to create liens or make investments and may, among other things, preclude us from making distributions to stockholders (either by paying dividends or redeeming stock) and taking other actions beneficial to our stockholders. In addition, investors could impose more one-sided investment terms and conditions on companies that have or are perceived to have limited remaining funds or limited ability to raise additional funds. The lower our cash balance, the more difficult it is likely to be for us to raise additional capital on commercially reasonable terms, or at all.

Notwithstanding efforts on our part to raise additional capital, adequate additional funding may not be available on acceptable terms, or on a timely basis, or at all. We may incur significant costs in pursuing, evaluating and negotiating particular capital-raising and/or strategic or partnering transactions, even if our efforts prove unsuccessful.

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

If we are not able to raise sufficient additional capital as needed, we may be required to delay, reduce or discontinue one or more of our development programs and commercialization efforts, to seek collaborators or buyers at an earlier stage than otherwise would be desirable or on terms less favorable than might otherwise be available, or to liquidate our assets and dissolve our company. For example, if we do not have sufficient capital, we may determine to delay or suspend planned or ongoing clinical or nonclinical studies or other development activities and/or not to conduct other studies or activities intended to enhance our intellectual property position, improve the probability of regulatory approval, or expand the scope of a product candidate’s clinical benefit and market potential. Delays in and/or reduction of development activities could impair our ability to realize the full clinical and market potential of a product candidate and have a material adverse effect on our business and financial condition. In addition, suspension or discontinuation of a development program may be viewed negatively, which could adversely affect our stock price.

To the extent we discontinue independent development of a product candidate, we may not realize any value from our investment in the discontinued program. Even if we pursue a strategic option, such as partnering, selling or exclusively licensing the program to a third party, such an option may not be available on acceptable terms or at all, and we may not realize any return on our investment in the program.

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

Our capital requirements for the foreseeable future will depend in large part on, and could increase significantly as a result of, our expenditures on our development programs. Future expenditures on our development programs are subject to many uncertainties, and will depend on, and could increase significantly as a result of, many factors, including:

•	the number, size, complexity, results and timing of our drug development programs;
•	the timing and terms of any collaborative or other strategic arrangement that we may establish;
•	the number of clinical and nonclinical studies necessary to demonstrate acceptable evidence of the safety and efficacy of a product candidate in a particular indication;
•	the number of patients who participate, the rate of enrollment, and the ratio of randomized to evaluable patients in each clinical study;
•	the number and location of sites and the rate of site initiation in each study;
•	the duration of patient treatment and follow-up;
•	the potential for additional safety monitoring or other post-marketing studies that may be requested by regulatory agencies;
•	the time and cost to manufacture clinical trial material and commercial product, including process development and scale-up activities, and to conduct stability studies, which can last several years;
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

•	competing technologies and market developments; and
•	the costs involved in establishing, enforcing or defending patent claims and other proprietary rights.

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

In addition, under current SEC rules and regulations, our common stock must be listed and registered on a national securities exchange in order to utilize a Form S-3 registration statement (i) for a primary offering, if our public float is not at least $75.0 million as of a date within 60 days prior to the date of filing the Form S-3, or a re-evaluation date, whichever is later, and (ii) to register the resale of our securities by persons other than us (i.e., a resale offering). While currently our common stock is listed on the NYSE MKT equities market, there can be no assurance that we will be able to maintain such listing. The NYSE MKT reviews the appropriateness of continued listing of any issuer that falls below the exchange’s continued listing standards. For additional information regarding this risk, see the risk factor below titled “If we are unable to maintain compliance with NYSE MKT continued listing standards and policies, the NYSE MKT may commence proceedings to delist our common stock, and in some cases, determine to suspend trading in our common stock immediately without an opportunity to propose a plan that could enable us to regain compliance, which would likely cause the liquidity and market price of our common stock to decline and you could lose your investment.”

Our ability to timely raise sufficient additional capital also may be limited by the NYSE MKT’s stockholder approval requirements for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the NYSE MKT requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our then outstanding common stock, unless the transaction is considered a “public offering” by the NYSE MKT staff. Based on 238,230,454 shares of our common stock outstanding as of November 3, 2016 and the closing price per share of our common stock on such date, which was $0.08, we could not raise more than approximately $3.8 million without obtaining stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. In addition, certain prior sales by us may be aggregated with any offering we may propose in the future, further limiting the amount we could raise in any future offering that is not considered a public offering by the NYSE MKT staff and involves the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. The NYSE MKT also requires that we obtain stockholder approval if the issuance or potential issuance of additional shares will be considered by the NYSE MKT staff to result in a change of control of our company.

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

Our goodwill and IPR&D assets, which resulted from our acquisitions of SynthRx and Aires Pharmaceuticals in 2011 and 2014, respectively, represent a significant portion of our total assets. As of September 30, 2016, we had goodwill and IPR&D of approximately $11.6 million, representing approximately 29% of our total assets.  These intangible assets are subject to an impairment analysis whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment exists, we would be required to record an impairment charge with respect to the impaired asset to our consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations.

Events giving rise to impairment are difficult to predict and are an inherent risk in the pharmaceutical industry.  Some of the potential risks that could result in impairment of our goodwill and IPR&D include negative clinical study results, adverse regulatory developments, delay or failure to obtain regulatory approval, additional development costs, changes in the manner of our use or development of vepoloxamer or AIR001, competition, earlier than expected loss of exclusivity, pricing pressures, higher operating costs, changes in tax laws, and other market and economic environment changes or trends.  Approximately $6.5 million of our IPR&D, or approximately 77% of our total acquired IPR&D, relates to the fair value of our vepoloxamer program as of the date we acquired SynthRx.  We evaluated goodwill and our acquired IPR&D related to vepoloxamer for potential impairment as of September 30, 2016 in light of the negative efficacy results in the Phase 3 study of vepoloxamer in sickle cell disease. As discussed in Note 3 “Goodwill and IPR&D” to the condensed consolidated financial statements included in this report, we tested for vepoloxamer-related IPR&D impairment based on a fair value assessment of vepoloxamer in ischemic stroke and determined that no impairment charge was required.  Although we determined there was no impairment of our goodwill and IPR&D as of September 30, 2016, our fair value assessments are based on significant assumptions that may prove to be wrong.  In addition, events or changes in circumstances may lead to significant impairment charges on our goodwill and/or IPR&D in the future, which could materially adversely affect our financial condition and results of operations.

Loss of personnel, through reductions in force or otherwise, could adversely impact our ability to successfully manage our business.

We have implemented and plan to continue to implement significant cost-saving measures in 2016, including reductions in force, as we discontinue clinical development of vepoloxamer and focus on AIR001.  As a result, remaining employees may have to take on substantially more responsibility, resulting in greater workload demands and potential diversion of attention away from key areas of our business.  Discontinuation of the vepoloxamer clinical development programs and implementation of other cost-saving measures, including reductions in force, create uncertainty and can negatively affect staff morale, which may lead remaining employees to seek different employment.  We do not have retention agreements with any of our employees. All of our employment relationships are at-will and we may lose employees not affected by reductions in force at any time if they choose to terminate their employment with us.  Loss of a significant proportion of our employees and/or loss of key employees could not only serve as a distraction to remaining employees but could also cause some loss of institutional knowledge and divert significant management time and attention, which could negatively affect business strategy and execution, and our results of operations and financial condition could suffer as a result.

Replacing key employees may be a difficult, costly and protracted process, and we may not have other personnel with the capacity to assume all of the responsibilities of a key employee upon his/her departure. Transition periods can be difficult to manage and may cause disruption to our business.  In addition, there may be intense competition from other companies and organizations for qualified personnel. Other companies and organizations with which we compete for personnel may have greater financial and other resources and different risk profiles than we do, and a history of successful development and commercialization of their product candidates, which may make them more attractive employers. Our ability to compete for qualified personnel also may be adversely affected by our highly volatile stock price. The value of stock options we offer to candidates to induce their employment and to our employees to retain and incentivize them is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies. If we cannot attract and retain skilled personnel, as needed, we may not achieve our development and other goals.

In the meantime, the success of our business likely will depend in part on our ability to develop and maintain relationships with respected service providers and industry-leading consultants and advisers. If we cannot develop and maintain such relationships, as needed, the rate and success at which we can develop and commercialize product candidates may be limited. In addition, our outsourcing strategy, which has included engaging consultants that spend considerable time in our office to manage key functional areas, may subject us to scrutiny under labor laws and regulations, which may divert management time and attention and have an adverse effect on our business and financial condition.

We expend substantial resources to comply with laws and regulations relating to public companies, and any failure to maintain compliance could subject us to regulatory scrutiny and cause investors to lose confidence in our company, which could harm our business and have a material adverse effect on our stock price.

Laws and regulations affecting public companies, including provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the Sarbanes-Oxley Act of 2002, or SOX, and the related rules and regulations adopted by the SEC and by the NYSE MKT have resulted in, and will continue to result in, significant costs to us as we evaluate the implications of these rules and respond to their requirements. For example, compliance with Section 404 of SOX, including performing the system and process documentation and evaluation necessary to issue our annual report on the effectiveness of our internal control over financial reporting and, if applicable, obtain the required attestation report from our independent registered public accounting firm, requires us to incur substantial expense and expend significant management time. Further, we have in the past discovered, and may in the future discover, areas of internal controls that need improvement. If we identify deficiencies in our internal controls that are deemed to be material weaknesses, we could become subject to scrutiny by regulatory authorities and lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis, or at all. Also, previously effective controls may become inadequate over time as a result of changes in our business or operating structure, and we may fail to take measures to evaluate the adequacy of and update these controls, as necessary, which could lead to a material misstatement.  For example, loss of staff and other resources in our accounting department as a result of cost-saving measures or otherwise, could negatively impact our ability to maintain adequate internal control over financial reporting and/or disclosure controls and procedures and the accuracy and timeliness of our financial reporting. Consequently, investor confidence in our financial reports may be adversely affected, which could negatively impact our stock price.

In addition, new laws and regulations could make it more difficult or more expensive for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees, and as our executive officers. We cannot predict or estimate with any reasonable accuracy the total amount or timing of the costs we may incur to comply with these laws and regulations.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, our systems or those of third parties on which we rely safeguard important confidential personal data regarding our employees and patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in our operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidates could be delayed.

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

Risks Related to Drug Development and Commercialization

We depend on the successful completion of clinical studies of our product candidates and positive results in prior clinical studies do not ensure that ongoing or future clinical studies will be successful.

Human pharmaceutical products generally are subject to rigorous nonclinical testing and clinical studies and other approval procedures mandated by the FDA and foreign regulatory authorities.  Before obtaining regulatory approval for the commercial sale of a product candidate, we must demonstrate through additional clinical studies that the drug product is safe and effective for use in the target indication.

Clinical studies are expensive, difficult to design and implement, can take many years to complete, and outcomes are inherently uncertain.  A drug product may fail to demonstrate positive results at any stage of testing despite having progressed satisfactorily through nonclinical testing and initial clinical studies. In addition, interim results of a clinical study do not necessarily predict final results.  Further, clinical study data frequently are susceptible to varying interpretations.  Medical professionals and/or regulatory authorities may analyze or weigh study data differently than we do, resulting in delay or failure to obtain marketing approval for a product candidate.

If we license rights to develop our product candidates to independent third parties or otherwise permit such third parties to evaluate our product candidates in clinical studies, we may have limited control over those clinical studies. For example, AIR001 is being evaluated in investigator-sponsored clinical studies over which we have limited or no control over the study design or implementation and we cannot provide assurance that any of those studies will be completed on anticipated timelines or at all. Any safety or efficacy concern identified in a third-party sponsored study could adversely affect our or another licensee’s development of our product candidate and prospects for its regulatory approval, even if the data from that study are susceptible to varying interpretations and analyses.

There is significant risk that ongoing and future clinical studies of our product candidates are unsuccessful.  Negative or inconclusive results could cause the FDA and other regulatory authorities to require that we repeat or conduct additional clinical studies, which could significantly increase the time and expense associated with development of that product candidate or cause us to elect to discontinue one or more clinical programs.  For example, in September 2016, we announced that our Phase 3 clinical study of vepoloxamer in sickle cell disease did not achieve its primary or secondary efficacy endpoints. Shortly thereafter and as a result, we decided to discontinue our clinical development programs for vepoloxamer in sickle cell disease and heart failure.  Failure to complete a clinical study of a product candidate or an unsuccessful completion of a clinical study of a product candidate could have a material adverse effect on our business and/or stock price.

All ongoing and currently planned clinical studies of our lead product candidate, AIR001, are investigator-sponsored studies over which we have limited or no control.

AIR001 is our lead product candidate and is being evaluated in multiple, investigator-sponsored Phase 2 clinical studies for the treatment of patients with HFpEF.  As a result, we believe our capital requirements for advancing development of AIR001 in HFpEF are significantly less than if we were to conduct this Phase 2 clinical testing ourselves. However, because we are not the sponsor of these studies, we have limited or no control over the study design or execution, including whether the study will enroll a sufficient number of subjects or be completed on schedule, if at all.  As a result, successful completion of these studies is largely outside of our control.

Delays in commencement and completion of clinical studies are common and have many causes.  Delays in clinical studies of our product candidates could increase overall development costs and jeopardize our ability to obtain regulatory approval and successfully commercialize any approved products.

Clinical testing typically is expensive, can take many years to complete, and its outcome is inherently uncertain. Clinical studies may not commence on time or be completed on schedule, if at all. The commencement and completion of clinical studies can be delayed for a variety of reasons, including:

•	inability to raise sufficient funding, if necessary, to initiate or continue a clinical study;
•	delays in obtaining regulatory approval to commence a clinical study;
•

delays in identifying and reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites and investigators, which agreements can be subject to extensive negotiation and may vary significantly among study sites;

•	delays in obtaining institutional review board, or IRB, approval to conduct a clinical study at a prospective site;
•

delays in reaching agreements on acceptable terms with prospective contract manufacturing organizations, or CMOs, or other vendors for the production and supply of clinical trial material and, if necessary, drug administration devices, which agreements can be subject to extensive negotiation;

•	delays in the production and/or delivery of sufficient quantities of clinical trial material or drug administration devices from our CMOs and other vendors to initiate or continue a clinical study;
•

delays on the part of our CROs, CMOs, and other third-party contractors in developing procedures and protocols or otherwise conducting activities in accordance with applicable policies and procedures and in accordance with agreed upon timelines;

•	delays in identifying and hiring or engaging, as applicable, additional employees or consultants to assist in managing clinical study-related activities;
•	delays in recruiting and enrolling individuals to participate in a clinical study;
•	delays caused by subjects dropping out of a clinical study due to side effects, difficulties in adhering to the study protocol, or otherwise;
•	delays in having subjects complete participation in a clinical study, including returning for post-treatment follow-up;
•	delays resulting from study sites dropping out of a trial or providing inadequate staff support for the study;
•

our suspension of enrollment at a study site or the imposition of a clinical hold by the FDA or other regulatory authority following an inspection of clinical study operations at study sites or finding of a drug-related serious adverse event; and

•	delays in quality control/quality assurance procedures necessary for study database lock and analysis of unblinded data.

Patient enrollment, a critical component to successful completion of a clinical study, is affected by many factors, including the size and nature of the study subject population, the proximity of patients to clinical sites, the eligibility criteria for the study, the design of the clinical study, competing clinical studies and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to available alternatives, including therapies being investigated by other companies. Further, completion of a clinical study and/or its results may be adversely affected by failure to retain subjects who enroll in a study but withdraw due to adverse side effects, perceived lack of efficacy, improvement in condition before treatment has been completed, or for personal issues or by subjects who fail to return for or complete post-treatment follow-up.

Clinical studies may not begin on time or be completed in the timeframes we anticipate and may be more costly than we anticipate for a variety of reasons, including one or more of those described above.  The length of time necessary to complete clinical studies varies significantly and is difficult to predict accurately. We may make statements regarding anticipated timing for completion of enrollment in and/or availability of results from our clinical studies, but such predictions are subject to a number of significant assumptions and actual timing may differ materially for a variety of reasons, including patient enrollment rates, length of time needed to prepare raw study data for analysis and then to review and analyze it, and other factors described above. In addition, in the case of AIR001, we are supporting but are not sponsoring the ongoing Phase 2 clinical studies and, as a result, the continuation and completion of and receipt of data from those studies may be largely outside of our control.  If we experience delays in the completion of a clinical study, if a clinical study is terminated, or if failure to conduct a study in accordance with regulatory requirements or the study’s protocol leads to deficient safety and/or efficacy data, the regulatory approval and/or commercial prospects for our product candidate may be harmed and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical studies likely will increase our development costs. Further, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize our product candidates, other therapies for the same indications may be introduced to the market in the interim and establish a competitive advantage or diminish the need for our products.

Clinical studies are very expensive, difficult to design and implement, often take many years to complete, and the outcome is inherently uncertain.

Clinical development of pharmaceutical products for humans generally is very expensive, takes many years to complete and failure can occur at any stage of clinical testing.  We estimate that clinical development of our product candidates will take several additional years to complete, but because of the variety of factors that can affect the design, timing and outcome of clinical studies, we are unable to estimate the actual funds required to complete research and development and commercialize our product candidates.  We will need significant additional capital to continue to advance AIR001 for the treatment of HFpEF.

Failure at every stage of clinical testing is not uncommon and we may encounter problems that would require additional, unplanned studies or cause us to abandon a clinical development program. For example, we determined to discontinue clinical development of vepoloxamer in sickle cell disease based upon the top-line results of the Phase 3 study of vepoloxamer in sickle cell disease.  If results of ongoing investigator-sponsored clinical studies of AIR001 in HFpEF are negative or inconclusive, we may determine not to pursue additional clinical studies in HFpEF or any other indication.

In addition, a clinical study may be suspended or terminated by us, an IRB, a data safety monitoring board, the FDA or other regulatory authorities due to a number of factors, including:

•	lack of adequate funding to continue the study;
•	failure to conduct the study in accordance with regulatory requirements or the study’s protocol;
•	inspection of clinical study operations or sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
•	unforeseen safety issues, including adverse side effects; or
•	changes in governmental regulations or administrative actions.

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

There is significant uncertainty regarding the regulatory approval process for any investigational new drug, substantial further testing and validation of our product candidates and related manufacturing processes are required, and regulatory approval may be conditioned, delayed or denied, which could delay or prevent us from successfully marketing our product candidates and substantially harm our business.

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

We expect our MAST platform to accelerate development of vepoloxamer as compared to other new molecular entities for therapeutic use in humans.  For example, we consider vepoloxamer “Phase 2 ready” for clinical development in ischemic stroke.  However, this expectation is predicated on the belief that regulatory authorities, such as the FDA, will consider clinical and nonclinical studies of vepoloxamer and poloxamer 188 conducted by prior sponsors and/or conducted in other diseases or conditions supportive of clinical development of vepoloxamer in stroke, which may not be the case for a variety of reasons.  If regulatory agencies take the position that prior-sponsor studies of vepoloxamer and poloxamer 188 do not support the safety and efficacy of our vepoloxamer-based product candidates, they may require additional testing of our product candidates prior to allowing us to proceed with proposed clinical studies or ultimately prior to granting marketing approval, which could require us to expend substantial additional resources and significantly extend the timeline for clinical development of vepoloxamer in stroke.

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug, including our lead product candidate, AIR001.  Regardless of guidance the FDA may give a drug’s sponsor during its development, the FDA retains complete discretion in deciding whether to accept a NDA for filing or, if accepted, approve an NDA.  There are many components to a new drug application (NDA) submission in addition to clinical study data.  For example, the FDA will review our internal systems and processes, as well as those of our CROs, CMOs and other vendors, related to development of our product candidate, including those pertaining to our clinical studies and manufacturing processes.  Before accepting an NDA for review or before approving the NDA, the FDA may request that we provide additional information that may require significant resources and time to generate and there is no guarantee that our product candidate will be approved for any indication for which we may apply.  The FDA may choose not to approve an NDA for any of a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development of our product candidate. Even if one or more Phase 3 clinical studies are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA may not consider efficacy and safety data from the submitted studies adequate scientific support for a conclusion of effectiveness and/or safety and may require an additional Phase 3 or other studies prior to granting marketing approval.  If this were to occur, the overall development cost for the product candidate would be substantially greater and our competitors may bring products to market before us, which could impair our ability to generate revenues from the product and have a material adverse effect our business, financial condition and results of operations.

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

Even if the FDA grants approval, the conditions or scope of the approval may limit successful commercialization of the product and impair our ability to generate substantial sales revenue. For example, the FDA may not approve the labeling claims for our products that we request and believe are necessary or desirable for successful commercialization, or may grant marketing approval contingent on the performance of costly post-approval clinical trials or subject to warnings or contraindications. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with current good manufacturing processes, or cGMP, good clinical practices, international conference on harmonization regulations and good laboratory practices, which are regulations and guidelines that are enforced by the FDA for all of our clinical development and for any clinical studies that we conduct post-approval. The FDA may decide to withdraw approval, add warnings or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution of our products. These actions could result from, among other things, safety concerns, including unexpected side effects or drug-drug interaction problems, or concerns over misuse of a product. If any of these actions were to occur following approval, we may have to discontinue commercialization of the product, limit our sales and marketing efforts, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

We do not have, and do not have plans to establish, any manufacturing facilities and are dependent on third parties for the manufacture and supply of our clinical trial materials, and the loss of any of these vendors or their failure to provide us with an adequate supply of clinical trial material in a timely manner and on commercially acceptable terms, or at all, could harm our business.

We do not have, and do not have plans to establish, our own manufacturing facilities. For clinical trial material, we entered into supply agreements with third parties for both API and finished drug product, but our agreements may not cover all of our clinical trial material needs and we may need to negotiate new or amended agreements with these CMOs and other vendors or rely on individual proposals or statements of work, which inherently involves uncertainty as to ongoing supply and may result in delays in the completion of ongoing clinical studies or initiation of new studies. In addition, as development of our product candidates progress, we will need to negotiate agreements for commercial supply; however, we may not be able to reach agreement on acceptable terms. If we fail to maintain relationships with our current CMOs and other vendors, we may not be able to complete development of our product candidates, or market them, if approved, on a timely basis, or at all, which would have a material and adverse effect on our business.

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

Currently, we do not have alternative sources to backup our primary sources of clinical trial material. Identification of and discussions with other vendors may be protracted and/or unsuccessful.  Therefore, if our primary sources become unable or unwilling to perform, we could experience protracted delays or interruptions in the supply of clinical trial material and, ultimately, product for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results and financial condition. In addition, the FDA may require that we have an alternate manufacturer of a drug product before approving it for marketing and sale in the U.S. and securing such alternate manufacturer before approval of an NDA could result in considerable additional time and cost prior to NDA approval.

Any new manufacturer or supplier of finished drug product or its component materials, including API, would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing such product or ingredients. The FDA may require us to conduct additional clinical studies, collect stability data and provide additional information concerning any new supplier, or change in a validated manufacturing process, including scaling-up production, before we could distribute products from that manufacturer or supplier or revised process. For example, if we were to engage a third party other than our current CMOs to supply drug product for future clinical trial material or commercial product, the FDA may require us to conduct additional clinical and nonclinical studies to ensure comparability of the drug substance manufactured by our current CMOs to drug substance manufactured by the new supplier. In addition to the potential for such requirements to result in significant interruption to development and commercialization of our product candidates, we likely would incur substantial additional costs to comply with the additional requirements.

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

If our manufacturers encounter any of these difficulties or otherwise fail to comply with their contractual obligations or we delay in entering into commercial supply agreements due to capital constraints, we may have insufficient quantities of material to support ongoing and/or planned clinical studies or to meet commercial demand, if approved. In addition, any delay or interruption in the supply of materials necessary or useful to manufacture our product candidates could delay the completion of our clinical studies, increase the costs associated with our development programs and, depending upon the period of delay, require us to commence new clinical studies at significant additional expense or terminate the studies completely. Delays or interruptions in the supply of commercial product could result in increased cost of goods sold and lost sales. We cannot provide assuance that manufacturing or quality control problems will not arise in connection with the manufacture of our clinical trial material or commercial product, if approved, or that third-party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such clinical trial material or commercial product, as applicable. In addition, vepoloxamer currently is manufactured outside the U.S. and, as a result, we may experience interruptions in supply due to shipping or customs difficulties or regional instability. Any of the above factors could cause us to delay or suspend anticipated or ongoing trials, regulatory submissions or commercialization of our product candidates, entail higher costs or result in our being unable to effectively commercialize our products. Our dependence upon third parties for the manufacture of our clinical trial material may adversely affect our future costs and our ability to develop and commercialize our product candidates on a timely and competitive basis.

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

The CROs that we engage to execute our clinical studies play a significant role in the conduct of the studies, including the collection and analysis of study data, and we likely will depend on CROs and clinical investigators to conduct future clinical studies and to assist in analyzing data from completed studies and developing regulatory strategies for our product candidates. Individuals working at the CROs with which we contract, as well as investigators at the sites at which our studies are conducted, are not our employees, and we have limited control over the amount or timing of resources that they devote to our programs. As discussed above, with respect to our AIR001 program, because we are not the sponsor of the ongoing clinical studies of AIR001, our control over these studies is further limited. If our CROs, study investigators, and/or third-party sponsors fail to devote sufficient time and resources to studies of our product candidates, if they do not comply with all regulatory and contractual requirements, or if their performance is substandard, it may delay commencement and/or completion of these studies, submission of applications for regulatory approval, regulatory approval, and commercialization of our product candidates. Failure of CROs to meet their obligations to us could adversely affect development of our product candidates. For example, in 2006, we engaged a CRO to assist with the primary conduct of our bioequivalence study of Exelbine, including monitoring participating clinical sites to ensure compliance with regulatory requirements. FDA guidance recommends that clinical sites randomly select and retain reserve samples of study drugs used in bioequivalence studies. However, the clinical sites that participated in our bioequivalence study of Exelbine failed to do so. In August 2011, we received a complete response letter from the FDA stating that the authenticity of the study drugs used in that bioequivalence study could not be verified and, consequently, the study would need to be repeated to address that deficiency.

In addition, CROs we engage may have relationships with other commercial entities, some of which may compete with us. If they assist our competitors at our expense, it could harm our competitive position. Moreover, if a CRO fails to perform during a clinical study, we may not be able to enter into arrangements with alternative CROs on acceptable terms or in a timely manner, or at all. Switching CROs may increase costs and divert management time and attention. In addition, there likely would be a transition period when a new CRO commences work. These challenges could result in delays in the commencement or completion of our clinical studies, which could materially impact our ability to meet our desired development timelines and have a material adverse impact on our business and financial condition.

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

We set goals for and make public statements regarding our estimates of the timing for accomplishing certain objectives material to successful development of our product candidates. The actual timing of these events can vary, sometimes dramatically, due to many factors, including delays or failures in our nonclinical testing, clinical studies and manufacturing and regulatory activities and the uncertainties inherent in the regulatory approval process. From time to time we provide estimates for the completion of enrollment of or announcement of data from clinical studies of our product candidates. However, predicting the rate of enrollment or the time from completion of enrollment to announcement of data for any clinical study requires us to make a number of significant assumptions that may prove to be incorrect. In addition, for studies sponsored by independent third parties, we have even less control over whether the study meets anticipated timelines.  If, as a clinical study progresses, we gain reliable information that materially impacts our assumptions, we will adjust our estimates. Even so, as discussed in other risk factors above, our estimated enrollment rates and the actual rates may differ materially and the time required to complete enrollment of any clinical study may be considerably longer than we estimate. In addition, even if we complete enrollment as expected, it may take longer than anticipated to prepare the data for review and then to review, analyze and announce the data, as was the case with our Phase 3 study of vepoloxamer in sickle cell disease.  Such delays may adversely affect our financial condition and results of operations.

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

Our success will depend in part on our ability to:

•	obtain and maintain patent and other exclusivity with respect to our products and their use;
•	prevent third parties from infringing upon our proprietary rights;
•	maintain proprietary know-how and trade secrets;
•	operate without infringing upon the patents and proprietary rights of others; and
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

We also intend to rely on regulatory exclusivity for protection of our product candidates, if approved for commercial sale. Implementation and enforcement of regulatory exclusivity, which may consist of regulatory data protection and market protection, varies widely from country to country. Failure to qualify for regulatory exclusivity, or failure to obtain or maintain the extent or duration of such protections that we expect for our product candidates, if approved, could affect our decision on whether to market the products in a particular country or countries or could otherwise have an adverse impact on our revenue or our results of operations.  For AIR001, which is administered via nebulization, we may rely on regulatory exclusivity for the combination of AIR001 and its delivery system.  Other medications that alter pulmonary pressures include the delivery device in their U.S. and European market labels, and are approved for use only with the specified proprietary delivery device. However, there is no assurance that our AIR001 product and its delivery system, if approved, will benefit from this type of market protection.

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

Our success depends in large part on our ability to prevent competitors from duplicating or developing and commercializing equivalent versions of our product candidates, but patent protection may be difficult to obtain and any issued claims may be limited.

The potential use and therapeutic benefits of inorganic nitrite, such as sodium nitrite (the API in AIR001) have been known for decades. There is substantial prior art describing the uses of inorganic nitrite in a wide range of diseases and conditions. As a result, our ability to find novel and non-obvious uses of AIR001 is uncertain. Further, a patent examiner may combine numerous, disparate references in order to reject a claimed composition, formulation and/or use for obviousness. If the prior art suggests, even implicitly, the desirability of combining previously known elements, such as the use of AIR001 in a particular indication, the subsequent use of AIR001 in that indication may be unpatentable.

We have filed for patent protection in the U.S. and other countries to cover various methods of therapeutic use of our product candidates, including the use of inhaled inorganic nitrite for treating HFpEF. However, our pending patent applications may not issue as patents, and any issued patents may not provide us with significant competitive advantages, because the validity or enforceability of any of those patents may be challenged and, if instituted, one or more of the challenges may be successful. Patents may be challenged in the U.S. under post-grant review proceedings, inter partes reexamination, ex parte re-examination, or challenges in district court. Any patents issued in foreign jurisdictions may be subjected to comparable proceedings lodged in various foreign patent offices. These proceedings could result in either loss of the patent or loss or reduction in the scope of one or more of the claims of the patent. Even if a patent issues, and is held valid and enforceable, competitors may be able to design around our patents, such as by using pre-existing or newly developed technology, in which case competitors may not infringe our issued claims and may be able to market and sell products that compete directly with ours before our patents expire. In addition, our pending patent applications to cover use of AIR001 for treating HFpEF are jointly owned with an independent research and educational institution and until and unless we obtain an exclusive license to that co-owner’s rights, it may license its rights to another third-party, which could negatively affect the value of our product candidate.

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

Third parties may claim that our products, if approved, infringe on their proprietary rights and may challenge the approved use or uses of a product or our patents rights through litigation or administrative proceedings, and defending such actions may be costly and time consuming, divert management attention away from our business, and result in an unfavorable outcome that could have an adverse effect on our business.

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

No assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering our products, product candidates or technology or those of our CMOs or component material suppliers or the use of our products, product candidates or technologies. Because of the large number of patents issued and patent applications filed in the industries in which we operate, there is a risk that third parties may allege they have patent rights encompassing our products, product candidates or technologies, or those of our CMOs or component material suppliers, or uses of our products, product candidates or technologies. With regard to AIR001, we are aware of issued patents and pending patent applications with claims related to compositions of sodium nitrite and therapeutic uses of sodium nitrite and/or inorganic nitrite.  We do not believe that use of inhaled AIR001 to treat HFpEF, if approved, would infringe on issued patents.  However, if AIR001 is approved for commercial sale, the third-party owners of patents issued currently or in the future may allege that our product infringes on their patents, in which case we may become involved in costly and time consuming litigation and/or administrative proceedings to defend the manufacture and/or use of our product, or we may agree to pay substantial amounts to obtain licenses from such parties, which could negatively affect our business prospects, operating results and financial condition.

In the future, it may be necessary for us to enforce our proprietary rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights, through litigation or other dispute proceedings, which may be costly, and to the extent we are unsuccessful, adversely affect our rights. In these proceedings, a court or administrative body could determine that our claims, including those related to enforcing patent rights, are not valid or that an alleged infringer has not infringed our rights. The uncertainty resulting from the mere institution and continuation of any patent- or other proprietary rights-related litigation or interference proceeding could have a material and adverse effect on our business prospects, operating results and financial condition.

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

RISKS RELATED TO OUR COMMON STOCK

If we are unable to maintain compliance with NYSE MKT continued listing standards and policies, the NYSE MKT may commence proceedings to delist our common stock, and in some cases, determine to suspend trading in our common stock immediately without an opportunity to propose a plan that could enable us to regain compliance, which would likely cause the liquidity and market price of our common stock to decline and you could lose your investment.

Our common stock is listed on the NYSE MKT (“NYSE MKT” or the “Exchange”). The NYSE MKT retains substantial discretion to, at any time and without notice, suspend dealings in or remove from any security from listing. The NYSE MKT has adopted continued listing standards related to an issuer’s financial condition, operating results, disposal of assets, reduction in operations, compliance with listing agreements and SEC requirements, and the extent of public distribution and market value of the issuer’s listed security, and the Exchange will consider suspending dealings in, or delisting, securities of an issuer that does not meet those standards.  For example, the NYSE MKT will consider suspending dealings in, or delisting, securities of an issuer that has stockholders’ equity of less than $6 million if that issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years.  We have had a loss from operations and net loss in each of our five most recent fiscal years and we expect to incur a loss from operations and net loss for 2016.  As of September 30, 2016, our stockholders’ equity was $13.2 million.  If our stockholders’ equity falls below $6 million, the Exchange may determine that we are no longer suitable for listing and may commence delisting proceedings pursuant Section 1003(a)(iii) of the NYSE MKT Company Guide.

The NYSE MKT will also normally consider suspending dealings in, or removing from the list, a common stock selling for a substantial period of time at a low price per share if the issuer fails to effect a reverse split of the stock within a reasonable time after being notified that the Exchange deems such action to be appropriate under the circumstances.  We understand NYSE MKT policy to be that, if the 30-day average closing price of an issuer’s common stock is less than $0.20 per share, the Exchange will alert the issuer to the fact that it may have a low selling price deficiency if, in six months, the 30-day average closing price of the issuer’s common stock is still, or again, less than $0.20 per share.  If, in six months, the 30-day average closing price of the issuer’s common stock is in fact less than $0.20 per share, the issuer should expect to receive a deficiency letter from the Exchange notifying the issuer that it is below the continued listing criteria set forth in Section 1003(f)(v) of the NYSE MKT Company Guide and the issuer would have to submit a plan to the Exchange to regain compliance with its listing standards, have that plan accepted by the Exchange, and subsequently perform against that plan, otherwise the Exchange would commence delisting proceedings.  The market price for our common stock historically has been highly volatile, and we expect it will continue to be highly volatile in the foreseeable future.  If the 30-day average closing price of our common stock falls below $0.20 per share, we may, in six months from that time, be considered by the Exchange to be out of compliance with Section 1003(f)(v) of the NYSE MKT Company Guide and the Exchange may require us to effect a reverse split of our common stock within a reasonable time to regain compliance or otherwise commence delisting proceedings.

In addition, we are aware of a NYSE MKT policy that, if an issuer’s common stock trades below $0.06 per share, the staff of the Exchange will determine that issuer’s stock is no longer suitable for listing on the NYSE MKT and will halt trading in and commence proceedings to delist that stock from the Exchange immediately.  The issuer may appeal the delisting, but the issuer’s stock will continue to be suspended from trading on the Exchange during the appeal process and the appeal may be unsuccessful.

There is no assurance that we will be able to maintain compliance with NYSE MKT continued listing standards and/or policies. The delisting of our common stock from the NYSE MKT likely would reduce the trading volume and liquidity in our common stock, may lead to decreases in the trading price of our common stock, and may also materially impair our stockholders’ ability to buy and sell shares. In addition, the delisting of our common stock could significantly impair our ability to raise additional capital, which may be necessary for to execute on our business strategy.

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock was removed from listing with the NYSE MKT, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

The market price of our common stock historically has been and likely will continue to be highly volatile.

The market price for our common stock historically has been highly volatile, and the market for our common stock has from time to time experienced significant price and volume fluctuations, based both on our operating performance and for reasons that appear to us unrelated to our operating performance. For instance, based on closing prices, the market price for our common stock dropped approximately 45% following our announcement of an underwritten public offering of equity securities on February 9, 2016, and it dropped approximately 80% following our announcement of top-line results of our Phase 3 clinical study of vepoloxamer in sickle cell disease on September 20, 2016. Conversely, the market price for our common stock increased by more than 55% during one trading day in January 2014, in the absence of any news release by us or rumors of which we were aware. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	the level of our financial resources;
•	announcements of entry into or consummation of a financing or strategic transaction;
•	results from a clinical study of a product candidate;
•

delays in the completion of our clinical studies or termination of a clinical study, including due to difficulties with patient enrollment or safety issues or inability to produce sufficient quantities of clinical trial material;

•	FDA or international regulatory actions and regulatory developments in the U.S. and foreign countries;
•	announcements of new products or technologies, commercial relationships or other events (including clinical study results and regulatory events and actions) by us or our competitors;
•	announcements of difficulties or delays in commercial manufacture or supply of our drug products;
•	market conditions in the pharmaceutical, biopharmaceutical, specialty pharmaceutical and biotechnology sectors;
•	developments concerning intellectual property rights generally or those of us or our competitors;
•	changes in securities analysts’ estimates of our financial performance or deviations in our business and the trading price of our common stock from the estimates of securities analysts;
•	events affecting any future collaborations, commercial agreements and grants;
•	fluctuations in stock market prices and trading volumes of similar companies;
•

sales of large blocks of our common stock, including sales by significant stockholders, our executive officers or our directors or pursuant to shelf or resale registration statements that register shares of our common stock that may be sold by us or certain of our current or future stockholders;

•	discussion of us or our stock price by the financial and scientific press and in online investor communities;
•	commencement of delisting proceedings by the NYSE MKT;
•	additions or departures of key personnel; and
•	changes in third-party payor coverage or reimbursement policies.

As evidenced by the September 2016 decline, the realization of any of the foregoing could have a dramatic and adverse impact on the market price of our common stock. In addition, class action litigation has often been instituted against companies whose securities have experienced a substantial decline in market price. Moreover, regulatory entities often undertake investigations of investor transactions in securities that experience volatility following an announcement of a significant event or condition. Any such litigation brought against us or any such investigation involving our investors could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, operating results and financial condition.

Our stock price could decline significantly based on progress with and results of our clinical studies and regulatory agency decisions affecting development of our product candidates.

We expect announcements of progress with and results of clinical studies of our product candidates and regulatory decisions (by us, the FDA, or another regulatory agency) to affect our stock price. Stock prices of companies in our industry have declined significantly when such results and decisions were unfavorable or perceived to be negative or discouraging or when a product candidate did not otherwise meet expectations, and, as discussed above, the price of our common stock dropped significantly following our September 20, 2016 announcement that our Phase 3 clinical study of vepoloxamer in sickle cell disease did not meet the primary efficacy endpoint.  If progress in clinical studies or study results are not viewed favorably by us or third parties, including investors, analysts, potential collaborators, the academic and medical communities and regulators, our stock price could decline significantly and you could lose your investment in our common stock.

We may report top-line or interim clinical and nonclinical study data from time to time, which is based on preliminary analysis of then-available data. Such preliminary findings and conclusions are subject to change following a more comprehensive review of the study data and, in the case of interim data, completion of the study. In addition, results of clinical and nonclinical studies often are subject to different interpretations. We may interpret or weigh the importance of study data differently than third parties, including those noted above. Others may not accept or agree with our analysis of study data, which could impact the approvability of our product candidates and/or the value of our development programs and our company in general.

Sales of substantial amounts of our common stock or the perception that such sales may occur could cause the market price of our common stock to decline significantly, even if our business is performing well.

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, us or our existing stockholders of shares of our common stock. Sales by our existing stockholders might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. Under our existing ATM program, as of September 30, 2016, we may sell up to approximately $20.1 million of additional shares of our common stock. The shelf registration statement on Form S-3 under which the ATM program is registered may be used to register the sale and issuance of more than $99 million of additional securities, subject to limitations if our public float is less than $75 million. In addition, as of November 3, 2016, we have outstanding warrants to purchase approximately 91 million additional shares of our common stock. All but 10.6 million of those shares have an exercise price of less than $1.00 per share; however, based on the closing price of our common stock on November 3, 2016, no outstanding warrants are in-the-money. Collectively, the ATM program, the shelf registration statement and any in-the-money warrants, may increase the likelihood of sales of substantial amounts of our shares, or the perception that substantial sales may occur, by us or our existing securityholders from time to time, which could cause the market price of our common stock to decline significantly.

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

We have 500,000,000 shares of authorized common stock and, as of November 3, 2016, approximately 126 million of such authorized shares were not outstanding or reserved for issuance under outstanding warrants, options, equity incentive plans or other rights. Subject to applicable securities laws and stock exchange listing requirements, our board of directors is authorized under our charter documents to sell and issue our authorized, but unissued, common stock without stockholder approval and may do so to satisfy our capital requirements or finance the expansion of our product pipeline. Our board of directors also is authorized to issue and sell up to 1,000,000 shares of preferred stock without stockholder approval, at a purchase price approved by the board. The preferred stock may have rights that are superior to the rights of the holders of our common stock. The sale or the proposed sale of substantial amounts of our common stock, preferred stock and/or securities convertible into shares of our common or preferred stock in the public markets may adversely affect the market price of our common stock. Our stockholders may also experience substantial dilution.

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

Mast Therapeutics, Inc.

Date: November 8, 2016	By:	/s/ Brian M. Culley
Brian M. Culley Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2016	By:	/s/ Brandi L. Roberts
Brandi L. Roberts Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File/Film No.	Date Filed

10.1	Fourth Amendment to Loan and Security Agreement dated as of July 22, 2016, among Mast Therapeutics, Inc., Hercules Technology III, L.P. and Hercules Capital, Inc.		Form 8-K	001-32157-161782551	07/25/16

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	X

32.1±	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
±

These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.