Form 10-Q
period 2017-03-31
Savara Inc
filed 2017-05-09
CIK 1160308

A

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-32157

Savara Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1318182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
900 South Capital of Texas Highway, Las Cimas IV, Suite 150 Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

(512) 614-1848

(Registrant’s telephone number, including area code)

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, the registrant had 15,153,265 shares of common stock, $0.001 par value per share, outstanding.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except for share and par value data)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$7,771	$8,542
Investment securities	—	2,740
Prepaid expenses and other current assets	388	903
Total current assets	8,159	12,185
Property and equipment, net	88	99
In-process research and development	2,500	2,500
Goodwill	3,007	3,007
Other assets	131	131
Total assets	$13,885	$17,922
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$502	$626
Accrued liabilities	2,241	1,974
Accrued compensation and payroll taxes	2,270	718
Debt facility	1,580	1,548
Total current liabilities	6,593	4,866
Long-term lease obligation	14	17
Debt facility, net of current portion	1,933	2,285
Deferred income tax liability	995	995
Total liabilities	9,535	8,163
Stockholders' equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,639,241 shares issued and outstanding at March 31, 2017 and December 31, 2016 (after giving effect to the 1-for-70 reverse stock split that was implemented on April 27, 2017)	255	255
Additional paid-in capital	321,037	320,576
Accumulated other comprehensive income	—	1
Accumulated deficit	(316,942)	(311,073)
Total stockholders' equity	4,350	9,759
Total liabilities and stockholders' equity	$13,885	$17,922

See accompanying notes to unaudited condensed consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$94	$—
Operating expenses:
Research and development	1,443	7,875
Selling, general and administrative	1,585	2,835
Transaction-related expenses	2,752	—
Depreciation and amortization	11	32
Total operating expenses	5,791	10,742
Loss from operations	(5,697)	(10,742)
Interest income	11	39
Interest expense	(178)	(519)
Other (expense)/income, net	(5)	15
Net loss	$(5,869)	$(11,207)
Net loss per share - basic and diluted	$(1.61)	$(4.40)
Weighted average shares outstanding - basic and diluted (after giving effect to the 1-for-70 reverse stock split that was implemented on April 27, 2017)	3,639,242	2,544,503
Comprehensive Loss:
Net loss	$(5,869)	$(11,207)
Other comprehensive (loss)/income	(1)	22
Comprehensive loss	$(5,870)	$(11,185)

See accompanying notes to unaudited condensed consolidated financial statements.

Mast Therapeutics Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,869)	$(11,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	32
Share-based compensation expense related to employee stock options	461	659
Amortization of debt issuance costs and debt discount	104	169
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	515	153
Decrease in accounts payable	(127)	(776)
Increase/(decrease) in accrued liabilities	1,726	(358)
Net cash used in operating activities	(3,179)	(11,328)
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit	498	4,383
Proceeds from sales of certificates of deposit	2,241	—
Security deposit for sublease	90	—
Purchases of property and equipment	—	(5)
Net cash provided by investing activities	2,829	4,378
Cash flows from financing activities:
Payments made on debt facility	(368)	—
Costs paid in connection with debt facility	(50)	(38)
Proceeds from sale of common stock	—	8,060
Payments for offering costs	—	(601)
Payments for capital lease	(3)	(2)
Net cash (used in)/provided by financing activities	(421)	7,419
Net (decrease)/increase in cash and cash equivalents	(771)	469
Cash and cash equivalents at beginning of period	8,542	23,052
Cash and cash equivalents at end of period	$7,771	$23,521

See accompanying notes to unaudited condensed consolidated financial statements.

Mast Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Savara Inc., a Delaware corporation (“Savara,” “we,” “us,” “our” or “our company”), prepared the unaudited interim condensed consolidated financial statements included in this report in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual audited financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Mast Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 6, 2017 (“2016 Annual Report”). The condensed consolidated balance sheet as of December 31, 2016 included in this report has been derived from the audited consolidated financial statements included in the 2016 Annual Report. In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for any future period, including the full year.  See below under “Basis of Presentation and Liquidity.”

Savara is a clinical-stage specialty pharmaceutical company focused on the development and commercialization of novel therapies for the treatment of serious or life-threatening rare respiratory diseases. Savara’s pipeline comprises AeroVanc, a Phase 3 ready inhaled vancomycin, Molgradex, a Phase 2/3 stage inhaled granulocyte-macrophage colony-stimulating factor, or GM-CSF, and Aironite (also known as AIR001), a Phase 2 stage inhaled nebulized sodium nitrite solution.

Subsequent Events:  Name Change, Reverse Stock Split, Merger, and Related Transactions

On April 27, 2017, we completed the merger and related transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated January 6, 2017 (the “Merger Agreement”), by and among Mast Therapeutics, Inc. (“Mast”), Victoria Merger Corp., a wholly-owned subsidiary of Mast (“Merger Sub”), and Savara Inc. (“Private Savara”). On April 27, 2017, Private Savara changed its name to “Aravas Inc.” (“Aravas”) and Mast changed its name to “Savara Inc.” Then, pursuant to the Merger Agreement, Merger Sub was merged with and into Aravas, the separate corporate existence of Merger Sub ended and Aravas continued as the surviving corporation and a wholly-owned subsidiary of Savara (the “Merger”).

Also on April 27, 2017, in connection with and immediately prior to the effective time of the Merger, Mast implemented a reverse stock split at a ratio of one new share for every 70 shares of its common stock outstanding (the “Reverse Stock Split”).

Pursuant to the terms of the Merger Agreement, Mast issued shares of its common stock to the Aravas stockholders at an exchange ratio of 0.5860 of a share (which reflects the Reverse Stock Split) of Mast common stock for each one share of Aravas common stock outstanding as of the effective time of the Merger. As a result of such issuance of shares, the Aravas stockholders became the majority stockholders of our company. See Note 14, “Subsequent Events,” for more information regarding the Merger and other post-quarter-end events.

Prior to the Merger, Mast was a biopharmaceutical company focused on developing clinical-stage therapies for serious or life-threatening diseases. Aironite, which Mast acquired in February 2014 through its acquisition of Aires Pharmaceuticals, Inc., was its lead product candidate and in Phase 2 development for the treatment of heart failure with preserved ejection fraction, or HFpEF.

Prior to the Merger, Mast’s common stock was listed on NYSE MKT, LLC and traded through the close of business on April 27, 2017 under the ticker symbol “MSTX.”  On April 28, 2017, our common stock commenced trading on The Nasdaq Capital Market (on a Reverse Stock Split-adjusted basis) under the ticker symbol “SVRA.”

Basis of Presentation and Liquidity

The accompanying unaudited consolidated financial statements include Mast and its wholly-owned subsidiaries as of March 31, 2017, Aires Pharmaceuticals, Inc., SD Pharmaceuticals, Inc. and Victoria Merger Corp. Victoria Merger Corp. was formed in January 2017 solely for purposes of carrying out the Merger. The financial statements have been labeled “Mast Therapeutics, Inc.” for the purposes of this report, which was the entity name in effect for the historical periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

Since its inception, Mast incurred significant operating losses and funded its operations primarily though equity and debt financings. Over the past five years, Mast had focused its resources primarily on the clinical development of vepoloxamer. After the Phase 3 clinical study of vepoloxamer in sickle cell disease did not achieve its primary or secondary efficacy endpoints, Mast restructured its organization to focus on development of Aironite, but due to, among other reasons, Mast’s liquidity position, its depressed stock price in the fourth quarter of 2016, and uncertainty regarding its ability to raise capital to continue fund operations, and Mast entered into the Merger Agreement with Private Savara.

On April 27, 2017, the Reverse Stock Split was implemented by Mast, the Merger was completed and the business of Mast became the business of Savara.

All common stock share and per share information in the unaudited interim condensed consolidated financial statements and notes thereto included in this report have been restated to reflect retrospective application of the Reverse Stock Split, except for par value per share and the number of authorized shares, which were not affected by the Reverse Stock Split.  For stock options and warrants to purchase common stock, the number of shares of common stock issuable upon exercise and the exercise price per share have been adjusted to give effect to the Reverse Stock Split.  No fractional shares will be issued upon exercise of these instruments.

The accompanying unaudited condensed consolidated financial statements do not give effect to the completion of the Merger.

Due to Mast’s recurring losses and insufficient working capital to fund operations for the twelve months after the issuance of its consolidated financial statements as of and for the year ended December 31, 2016, and the uncertainties surrounding Mast’s ability to consummate the Merger or raise additional capital to fund continued operations, there was substantial doubt about Mast’s ability to continue as a going concern and the audit opinion provided by Mast’s independent registered public accounting firm relating to the consolidated financial statements included in the 2016 Annual Report included a going concern qualification. As of March 31, 2017, Mast’s cash, cash equivalents and investment securities totaled $7.8 million and its working capital was $1.6 million and substantial doubt about Mast’s ability to continue as a going concern persisted. However, in light of the completion of the Merger, the cash, cash equivalents and investment securities of Aravas as of March 31, 2017, which totaled approximately $10.5 million, and the approximately $4.0 million in aggregate proceeds from the exercise of certain previously issued warrants to purchase Aravas shares and additional capital invested into Aravas after March 31, 2017 but prior to the closing of the Merger, we anticipate that our cash, cash equivalents and investment securities will be sufficient to fund our operations for at least the next 12 months.

As discussed in detail elsewhere in this report, our business, operating results, financial condition, and growth prospects remain subject to significant risks and uncertainties, including the risk of failing to obtain additional financing to complete clinical development of and obtain regulatory approval for our product candidates.

2.  Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in Mast’s consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions, including estimates related to R&D expenses, in-process research and development (“IPR&D”), goodwill, and share-based compensation expenses. We base our estimates on historical experience and various other relevant assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

3. Goodwill and IPR&D

At March 31, 2017 and December 31, 2016, our goodwill and IPR&D consisted of the following (in thousands):

Goodwill	$3,007
IPR&D
Acquired IPR&D related to SynthRx acquisition	500
Acquired IPR&D related to Aires acquisition	2,000
Total Goodwill and IPR&D	$5,507

Goodwill represents the difference between the total purchase price for SynthRx and the aggregate fair values of tangible and intangible assets acquired, less liabilities assumed.

Acquired IPR&D related to the Aires acquisition reflects the estimated fair value of the Aironite program as of the date Mast acquired Aires. We have not identified any impairment to that carrying value. Acquired IPR&D related to the SynthRx acquisition reflects the estimated fair value of the vepoloxamer-related assets as of December 31, 2016, the date as of which we last tested for impairment.

We test our goodwill and acquired IPR&D for impairment annually as of September 30, or, in the case of initially acquired IPR&D, on the first anniversary of the date we acquired it and subsequently on September 30, and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired.  Due to events and changes in circumstances after September 30, 2016 indicating that the carrying value of Mast’s vepoloxamer-related acquired IPR&D may be impaired, Mast performed a quantitative assessment of vepoloxamer-related acquired IPR&D as of December 31, 2016, determined there was an impairment and reduced the carrying value of that IPR&D from $6.5 million to $0.5 million on its consolidated balance sheet as of December 31, 2016.  As of March 31, 2017, we are not aware of an event or a change in circumstances that would indicate that the carrying value of Mast’s goodwill or acquired IPR&D may be impaired.

4. Investment Securities

Investment securities are marketable equity or debt securities. All of Mast’s investment securities are “available-for-sale” securities and carried at fair value. Fair value for securities with short maturities and infrequent secondary market trades typically is determined by using a curve-based evaluation model that utilizes quoted prices for similar securities. The evaluation model takes into consideration the days to maturity, coupon rate and settlement date convention. Net unrealized gains or losses on these securities are included in accumulated other comprehensive loss, which is a separate component of stockholders’ equity. Realized gains and realized losses are included in other (expense)/income, net while amortization of premiums and accretion of discounts are included in interest income. Interest and dividends on available-for-sale securities are included in interest income. We periodically evaluate investment securities for impairment. If we determine that a decline in fair value of any investment security is other than temporary, then the cost basis would be written down to fair value and the decline in value would be charged to earnings.

Mast’s investment securities are under the custodianship of a major financial institution and consist of FDIC-insured certificates of deposit. We have classified all of Mast’s available-for-sale investment securities, as current assets on Mast’s consolidated balance sheets because we consider them to be highly liquid and available for use, if needed, in current operations.  In the three months ended March 31, 2017, Mast sold $2.2 million of certificates of deposit and recognized a realized loss of $5,000 in other (expense)/income.

At March 31, 2017 and December 31, 2016, Mast’s investment securities were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Fair value of investment securities	$—	$2,740
Cost basis of investment securities	—	2,739

	March 31,	December 31,
	2017	2016
Net unrealized (gains)/losses on investment securities	$—	$(1)

5. Fair Value of Financial Instruments

Mast’s cash equivalents are recorded at cost plus accrued interest, which approximates fair value.  Mast’s investment securities are carried at fair value. The fair value of financial assets and liabilities is measured under a framework that establishes “levels” which are defined as follows: (i) Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities; (ii) Level 2 fair value is determined from inputs, other than Level 1 inputs, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities, and (iii) Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability.

Mast had no cash equivalents or investment securities as of March 31, 2017.  The fair values of Mast’s cash equivalents and investment securities as of December 31, 2016 are summarized in the following table (in thousands):

		Fair Value Determined Under:
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
At December 31, 2016:
Cash equivalents	$3,517	$3,517	$—	$—
Investment securities	$2,740	$—	$2,740	$—

Mast believes its debt facility (see Note 8 “Debt Facility”) bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the debt facility approximates fair value.  The fair value of Mast’s debt facility is determined under Level 2 in the fair value hierarchy.

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

Mast leases certain office equipment under leases classified as capital leases.  As of March 31, 2017, the total amount of leased equipment was $40,000 with interest rates ranging from 8% to 14% per annum. The equipment is being amortized over the life of the leases, which range from three to five years.

7. Accrued Liabilities

Accrued liabilities at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Accrued R&D agreements and study expenses	$1,255	$1,401
Accrued transaction-related expenses	733	248
Other accrued liabilities	253	325
Total accrued liabilities	$2,241	$1,974

Accrued R&D agreements and study expenses includes an accrual for approximately $0.8 million at March 31, 2017 related to a dispute with one of the CROs that provided services for Mast’s Phase 3 clinical study of vepoloxamer. The CRO contends that it is owed additional compensation for services under the parties’ contract and we dispute and deny the CRO’s claims and instead contend we are owed compensation by the CRO for damages resulting from the CRO’s breach of the contract. Based on discussions with the CRO, we expect to settle the dispute for the amount accrued.  If we and the CRO fail to settle this dispute, we intend to vigorously pursue our claims against the CRO and defend the CRO’s claims against us.

8.  Debt Facility

Hercules Loan and Security Agreement

In 2015, Mast borrowed an aggregate of $15.0 million pursuant to a Loan and Security Agreement with Hercules Technology III, L.P. and Hercules Capital, Inc. (formerly known as, Hercules Technology Growth Capital, Inc.) (together, “Hercules”), as amended (the “Loan Agreement”). Pursuant to the terms and conditions of the Loan Agreement, Mast received the first advance of $5.0 million on August 11, 2015 and the second advance of $10.0 million on September 28, 2015 (the “Second Advance”).

The Loan Agreement required prepayment of $10.0 million of the principal balance of the loan and any accrued but unpaid fees and expenses (the “Second Advance Prepayment”) on or before October 14, 2016 unless the Phase 3 clinical study of vepoloxamer in sickle cell disease, known as the EPIC study, demonstrated positive results.  Mast’s announcement in September 2016 that EPIC did not achieve its primary or secondary efficacy endpoints triggered the Second Advance Prepayment, which was made in October 2016.

The interest rate for the principal balance under the Loan Agreement is the greater of (i) 8.95% plus the prime rate as reported in The Wall Street Journal minus 3.25%, and (ii) 8.95%, determined on a daily basis. The interest rate as of March 31, 2017 was 9.70%.  Monthly payments under the Loan Agreement were interest only until July 1, 2016. On July 1, 2016, Mast started making monthly payments of principal and interest. Payments will continue through the scheduled maturity date of January 1, 2019.  An end of term charge of $712,500 will be due on the scheduled maturity date and is being accrued through interest expense using the effective interest method.

If Mast elects to prepay the principal balance under the Loan Agreement prior to maturity, a prepayment charge of 1% or 2%   of the then outstanding principal balance also will be due, depending upon when the prepayment occurs. No prepayment penalty applied to the Second Advance Prepayment.

Because the Merger with Savara would result in a change in control of Mast under the Loan Agreement, triggering immediate repayment of the outstanding amount of all principal, accrued interest, accrued, unpaid fees and expenses, together with a prepayment charge of 2% of the principal balance and an end of term charge of $712,500 (referred to as the “Change in Control Prepayment Provisions”), on March 3, 2017, Mast entered into a fifth amendment (the “Fifth Amendment”) of the Loan

Agreement whereby Hercules agreed that the Merger would not trigger the Change in Control Repayment Provisions and that the loan would remain in place upon its existing terms, including the January 1, 2019 scheduled maturity date, following the consummation of the merger, provided the transaction was completed on or before April 30, 2017. However, beginning on the effective date of the amendment, the combined company is required to maintain (a) at least $4 million of cash unless and until Mast, Private Savara or the combined company raises at least $6 million in net cash proceeds from equity and/or subordinated debt financings on or before April 30, 2017 and (b) at least $2 million of cash unless and until Mast, Private Savara or the combined company raises at least $20 million in net cash proceeds from equity and/or subordinated debt financings and/or other financing sources approved by Hercules (including grant amounts) on or before August 31, 2017. This amendment to the Loan Agreement became effective upon consummation of the merger on April 27, 2017.

Obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our assets, excluding our intellectual property but including the proceeds from the sale, licensing or disposition of our intellectual property. Our intellectual property is subject to customary negative covenants.

In connection with the Loan Agreement, Mast has paid facility charges of $275,000 and a commitment charge of $25,000. Such charges were accounted for as debt issuance costs and are being amortized to interest expense using the effective interest method through the scheduled maturity date.

In connection with the Loan Agreement, Mast entered into a Warrant Agreement with Hercules, dated August 11, 2015, as amended by the First Amendment thereto dated September 28, 2015, the Second Amendment thereto dated February 25, 2016, and the Third Amendment thereto effective April 27, 2017, pursuant to which Hercules has a right to purchase up to 32,467 shares of our common stock at an exercise price of $7.00 per share. Prior to the Third Amendment to Warrant Agreement, the Warrant Agreement, as amended by the First and Second Amendments, provided Hercules a right to purchase up to 32,467 shares of our common stock at an exercise price of $19.25 per share.

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

See Note 14, “Subsequent Events”, for additional information on the Loan Agreement with Hercules.

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value (in thousands):

	As of March 31, 2017
	Short-term	Long-term
Principal payments to lender and end of term charge	$1,555	$2,135
Accrued interest	25	—
Debt issuance costs	—	(145)
Debt discount related to warrants	—	(57)
Carrying value	$1,580	$1,933

9. Share-Based Compensation Expense

Share-based compensation expense related to equity awards granted to our employees and non-employee directors for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Selling, general and administrative expense	$367	$424
Research and development expense	94	235
Share-based compensation expense	$461	$659

During the three months ended March 31, 2017, the only equity awards granted to our employees and non-employee directors were restricted stock units (“RSUs”). The following tables summarize equity award activity during such three-month period:

	Shares Underlying Option Awards	Weighted-Average Exercise Price
Outstanding at December 31, 2016	315,203	$46.38
Granted	—	$—
Exercised	—	$—
Expired/forfeited	(29,386)	$50.21
Outstanding at March 31, 2017	285,817	$45.98

RSUs:	Shares Underlying RSUs	Fair Value
Outstanding at December 31, 2016	—	$—
Granted	72,588	$9.80
Exercised	—	$—
Expired/forfeited	(227)	$9.80
Outstanding at March 31, 2017	72,361	$9.80

At March 31, 2017, total unrecognized estimated compensation cost related to non-vested employee and non-employee director share-based awards and RSUs granted prior to that date was $2.1 million, which is expected to be recognized over a weighted-average period of 2.0 years.   Per the terms of the RSU agreements, stock options to purchase 239,801 shares of common stock will terminate immediately prior to the Merger if not exercised before.

10. Net Loss Per Common Share

Basic and diluted net loss per common share was calculated by dividing the net loss for the three months ended March 31, 2017 and 2016 by the weighted-average number of common shares outstanding during those periods, respectively, without consideration for outstanding common stock equivalents because their effect would have been anti-dilutive. Common stock equivalents are included in the calculation of diluted earnings per common share only if their effect is dilutive. For the periods presented, Mast outstanding common stock equivalents consisted of options and warrants to purchase shares of common stock and RSUs to be settled for shares of common stock. All common stock equivalents presented had an anti-dilutive impact due to losses reported in the applicable periods.  The weighted-average number of those common stock equivalents outstanding for each of the periods presented is set forth in the table below:

	Three Months Ended March 31,
	2017	2016
Options	295,622	433,265
RSUs	59,593	—
Warrants	1,152,231	1,289,228

11. Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of A Business (“ASU 2017-01”), in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The adoption of this guidance is not expected to have a material impact on Mast’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”), which involves multiple aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this standard in the first quarter of 2017 and it did not have a material impact on Mast’s financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern and, if management identifies conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, to disclose in the notes to the entity’s financial statements the principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of their significance, and management’s plans that alleviated or are intended to alleviate substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016.  The amendments in ASU 2014-15 do not have any application to an entity’s financial statements, but only to the related notes.

12. Supplemental Cash Flow Information

Non-cash investing and financing transactions presented separately from the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash paid for interest on debt facility	$76	$288

Supplemental disclosures of non-cash investing and financing activities:
Fair value of warrants issued in connection with debt facility	$—	$26
Unrealized loss (gain) on investment securities	$1	$(22)
Financing costs in accounts payable and accrued liabilities	$—	$167
Debt issuance costs in accounts payable and accrued liabilities	$3	$10

13. Stockholders’ Equity

Underwritten Public Offering of Common Stock and Warrants

In February 2016, Mast completed an underwritten public offering with gross proceeds of $8.0 million from the sale and issuance of an aggregate of 415,584 shares of our common stock and warrants to purchase an aggregate of 415,584 shares of our common stock.  Net proceeds, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $7.3 million. The warrants have an exercise price of $29.40 per share and will expire on February 16, 2021.

“At the Market” Equity Offering Program

In February 2014, Mast entered into a sales agreement with Cowen and Company, LLC (“Cowen”), to sell shares of our common stock, with aggregate gross sales proceeds of up to $30.0 million, from time to time, through an “at the market,” or ATM, equity offering program (the “2014 Sales Agreement”), under which Cowen acted as sales agent. In August 2015, Mast terminated the 2014 Sales Agreement upon entry into a new sales agreement with Cowen to sell shares of our common stock, with aggregate gross sales proceeds of up to $30.0 million, from time to time, through an ATM program.  As of March 31, 2017, Mast had sold an aggregate of 1,042,905 shares at a weighted-average sales price of $28.00 per share under the ATM programs for aggregate gross proceeds of $29.4 million and $28.1 million in net proceeds, after deducting sales agent commission and discounts and other offering costs.  As of March 31, 2017, approximately $18.0 million remained available under the ATM program (on a gross proceeds basis).

See Note 14 “Subsequent Events,” for additional information on the ATM program.

Shares Issuable to Former SynthRx Stockholders Upon Achievement of Milestones

In April 2011, Mast acquired SynthRx as a wholly-owned subsidiary through a merger transaction in exchange for shares of our common stock and rights to additional shares of our common stock upon achievement of specified milestones related to the development of vepoloxamer in sickle cell disease. The merger agreement requires Mast to issue up to an aggregate of 178,257 additional shares of our common stock to the former SynthRx stockholders if and when the development of vepoloxamer achieves the following milestones: (a) 54,848 shares upon acceptance for review by the U.S. Food and Drug Administration (“FDA”) of a new drug application (“NDA”) covering the use of purified poloxamer 188 for the treatment of sickle cell crisis in children and (b) 123,409 shares upon approval of such NDA by the FDA.  Because we have determined not to pursue development of vepoloxamer in sickle cell disease, it is unlikely that these milestones will be achieved and that any of these shares will be issued.

Warrants Issued to Hercules

In connection with the Loan Agreement, Mast entered into a Warrant Agreement with Hercules, dated August 11, 2015, as amended by the First Amendment thereto dated September 28, 2015, the Second Amendment thereto dated February 25, 2016, and the Third Amendment thereto effective April 27, 2017, pursuant to which Hercules has a right to purchase up to 32,467 shares of our common stock at an exercise price of $7.00 per share, at any time, or from time to time, through August 11, 2020.  The Warrant Agreement, as amended, provides for adjustment to the exercise price and number of shares subject to Hercules’ warrants in the event of a merger event, reclassification of our common stock, subdivision or combination of our common stock, or certain dividend payments. Upon exercise, the aggregate exercise price may be paid, at Hercules’ election, in cash or on a net issuance basis, based upon the fair market value of our common stock at the time of exercise.  If the fair market value of our common stock is greater than the exercise price of the warrants as of immediately before their expiration, to the extent the warrants are not previously exercised in full, the warrants shall be deemed automatically exercised on a net issuance basis as of immediately before their expiration.

Outstanding Warrants

At March 31, 2017, outstanding warrants to purchase shares of common stock are as follows:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
401,391	$45.50	June 2018
314,446	$52.50	November 2019
32,467	$7.00	August 2020
403,927	$29.40	February 2021
1,152,231

 14. Subsequent Events

Name Change and Reverse Stock Split

As discussed in Note 1, “Basis of Presentation,” on April 27, 2017, in connection with and immediately prior to the Merger, Mast changed its name to “Savara Inc.” and effected the Reverse Stock Split.

Merger and Change in Control

As discussed in Note 1, “Basis of Presentation,” on April 27, 2017, Mast completed its business combination with Private Savara, which had been renamed “Aravas Inc.” immediately prior to the Merger.

In accordance with the terms of the Merger Agreement, Mast issued shares of its common stock to the former Aravas stockholders at an exchange ratio of 0.5860 of a share of common stock for each one share of Aravas common stock outstanding as of the effective time of the Merger.  As a result of such issuance of shares, the former Aravas stockholders became the majority stockholders of our company. We also assumed all of the stock options issued and outstanding under Aravas’ stock option plan and all issued and outstanding warrants of Aravas, with such stock options and warrants henceforth representing the right to purchase a number of shares of our common stock equal to 0.5860 multiplied by the number of shares of Aravas’ common stock previously represented by such stock options and warrants, as applicable. The issuance of the shares of common stock to the former Aravas stockholders was registered with the SEC on a Registration Statement on Form S-4 (File No. 333-216012).

Severance Expense

All of Mast’s employees were terminated without cause immediately after the consummation of the Merger on April 27, 2017.  In accordance with the Executive Severance Agreements between Mast and each of its named executive officers entered into in March 2016 and the severance arrangements for non-officer employees approved by the Mast board of directors in January 2017, aggregate cash severance payments of approximately $1.8 million were made on April 27, 2017.

Payment of Cash Retention/Performance Bonuses and Vesting of Restricted Stock Unit Awards

On April 27, 2017, Mast paid its full-time employees the cash portion of the retention/performance bonus that had been approved by Mast’s board of directors in January 2017 and was contingent upon consummation of the Merger and the restricted stock units (“RSUs”) portion of the bonus vested in full. The cash bonus payments totaled $153,000 and 14,006 shares of common stock were issued upon settlement of the RSUs. The RSUs had been granted under the Mast Therapeutics, Inc. 2015 Omnibus Incentive Plan (the “2015 Omnibus Incentive Plan”).

Also on April 27, 2017, the RSUs granted by the Mast board of directors to Mast’s full-time employees and non-employee directors in January 2017 to further incentivize the employees to help Mast achieve its goals through the Merger, as well as to reduce Mast’s fully-diluted share count and maximize the exchange ratio set forth in the Merger Agreement for the benefit of Mast’s stockholders, vested upon consummation of the Merger. The RSUs had been granted under the 2015 Omnibus Incentive Plan. A total of 58,355 shares of common stock were issued upon settlement of these RSUs and a total of 239,801 shares of common stock subject to stock options held by the Mast employees and non-employee directors who received the RSUs were returned to the 2015 Omnibus Incentive Plan upon cancellation of the stock options in accordance with the terms and conditions of the notices of grant and agreements governing the RSUs.

Loan Agreement with Hercules

On April 27, 2017, upon the effective time of the Merger, the Fifth Amendment to the Loan Agreement and the Third Amendment to the Warrant Agreement became effective.

Also on April 27, 2017, we entered into a sixth amendment to the Loan Agreement (the “Sixth Amendment”) to permit us to make certain investments in our subsidiary, Savara ApS.

On May 2, 2017, all obligations due under the Loan Agreement, as amended, were paid in full and the Loan Agreement was terminated, all in connection with the effectiveness of the Loan and Security Agreement between Savara and Aravas, as co-borrowers, and Silicon Valley Bank (“SVB”) as lender.

Loan and Security Agreement with Silicon Valley Bank

On April 28, 2017, Savara and Aravas, as co-borrowers entered into a Loan and Security Agreement with SVB (the “SVB Loan Agreement”) and it became effective on May 2, 2017.

The SVB Loan Agreement provides for a $15.0 million term loan facility. Loans may be advanced in two tranches of $7.5 million each, subject to certain conditions. Loan proceeds may be used for general corporate purposes. The first tranche of $7.5 million was funded on May 2, 2017 and $3.7 million was used to pay off all obligations under the Hercules Loan Agreement.  We may prepay loans under the SVB Loan Agreement in whole or in part at any time, subject to a prepayment fee of 3.0% if prepaid within the first anniversary of the closing date, 2.0% if prepaid between the first and second anniversaries of the closing date, and 1.0% thereafter.

The loans bear interest at the prime rate reported in The Wall Street Journal, plus a spread of 4.25%. Interest is due and payable in arrears monthly. Principal, together with all accrued and unpaid interest, is due and payable on March 1, 2021 (the “Maturity Date”). We are also obligated to pay customary closing fees and a final payment of 6.0% of the aggregate principal amount of term loans advanced under the facility.

Our obligations are secured by substantially all of our assets, excluding intellectual property and subject to certain other exceptions and limitations.

The SVB Loan Agreement contains customary affirmative and negative covenants, including among others, covenants limiting our ability and our subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates, in each case subject to certain exceptions.

Upon an event of default, SVB may declare the outstanding obligations payable by us to be immediately due and payable, terminate the commitments and exercise other rights and remedies provided for under the SVB Loan Agreement. The events of default under the SVB Loan Agreement include, among others, payment defaults, covenant defaults, a material adverse change default, bankruptcy and insolvency defaults, cross-defaults to other material indebtedness, judgment defaults, and defaults related to inaccuracy of representations and warranties. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the SVB Loan Agreement at a per annum rate of interest equal to 5.0% above the applicable interest rate.

SVB and its affiliates have engaged in, and may in the future engage in, banking and other commercial dealings in the ordinary course of business with us or our affiliates. They have received, or may in the future receive, customary fees and commissions for these transactions.

Silicon Valley Bank Warrant Agreement

In connection with the SVB Loan Agreement, we are obligated to issue Warrants to Purchase Shares of Common Stock of the Company (the “SVB Warrants”), based upon the amount funded, to SVB and its affiliate Life Science Loans II, LLC, pursuant to which SVB and Life Science Loans II, LLC may each purchase up to 24,725 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) if the Loan is fully funded, subject to adjustment in accordance with the terms of the Warrant, for an exercise price of $9.10 per share.

ATM Program

On April 27, 2017, we delivered written notice to Cowen and Company LLC that we were terminating our Sales Agreement, dated August 21, 2015, pursuant to Section 11(b) of the agreement.  On April 28, 2017, we entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”) as sales agent, pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock having an aggregate offering price of not more than $18.0 million.  In accordance with the agreement, Wainwright will be entitled to a commission at a fixed rate equal to 3.0% of the gross proceeds per share sold.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of Mast Therapeutics, Inc. and accompanying notes appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission, or SEC, on March 6, 2017, the consolidated financial statements and accompanying notes contained therein, the discussion and analysis included in our Current Report on Form 8-K filed with the SEC on April 27, 2017, the consolidated financial statements and accompanying notes contained therein, and the discussion and analysis included in our Current Report on Form 8-K filed with the SEC on May 9, 2017, and the unaudited condensed consolidated financial statements and accompanying notes contained therein. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those identified under “Forward Looking Statements” below and those discussed in Item 1A (Risk Factors) of Part II of this report. Savara, Avaras, our corporate logo, Aironite, Aires Pharmaceuticals, Inc., VOICE Crisis Alert, SynthRx are trademarks of our company. All trademarks, service marks or trade names appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, service marks or trade names is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark or trade name owners.

Overview

We are a clinical-stage specialty pharmaceutical company focused on the development and commercialization of novel therapies for the treatment of serious or life-threatening rare respiratory diseases. Our pipeline comprises AeroVanc, a Phase 3 ready inhaled vancomycin, Molgradex, a Phase 2/3 stage inhaled granulocyte-macrophage colony-stimulating factor, or GM-CSF, and Aironite, a Phase 2 stage inhaled nebulized sodium nitrite solution. Our strategy involves expanding our pipeline of best-in-class products through indication expansion, strategic development partnerships and product acquisitions, with the goal of becoming a leading company in its field.

On April 27, 2017, we completed the merger and business combination contemplated by the Agreement and Plan of Merger and Reorganization, dated January 6, 2017, or the Merger Agreement, by and among Mast Therapeutics, Inc., Victoria Merger Corp., or Merger Sub, and Savara Inc., or Private Savara. On April 27, 2017, Private Savara changed its name to “Aravas Inc.” and Mast changed its name to “Savara Inc.” Then, pursuant to the Merger Agreement, Merger Sub was merged with and into Aravas, the separate corporate existence of Merger Sub ended and Aravas continued as the surviving corporation and a wholly-owned subsidiary of Savara. This is referred to as the Merger. Following the completion of the Merger, the business conducted by our company became primarily the business conducted by Aravas (formerly, Private Savara). For purposes of this discussion, for periods prior to the effective time of the merger contemplated by the Merger Agreement, we will refer to our company as “Mast” and for periods after the effective time of the merger, we will refer to our company as “Savara,” “we,” “us,” or “our company.” Also on April 27, 2017, in connection with and immediately prior to the effective time of the Merger, Mast implemented a reverse stock split at a ratio of one new share for every 70 shares of its common stock outstanding, which is referred to herein as the Reverse Stock Split.  Pursuant to the terms of the Merger Agreement, Mast issued shares of its common stock to the former Aravas stockholders at an exchange ratio of 0.5860 of a share (which reflects the Reverse Stock Split) of Mast common stock for each one share of Aravas common stock outstanding as of the effective time of the Merger. As a result of such issuance of shares, the former Aravas stockholders became the majority stockholders of our company.

The condensed consolidated financial statements in this report have been labeled “Mast Therapeutics, Inc.” because they present financial information for periods prior to the effective time of the Merger and business combination. Likewise, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in regard to discussion of financial condition and results of operations at and for historical periods, we refer to our company as “Mast” and the discussion relates to the pre-Merger business of our company. Mast was a biopharmaceutical company focused on developing Aironite (also known as AIR001), which Mast acquired in February 2014 through its acquisition of Aires Pharmaceuticals, Inc., for the treatment of heart failure with preserved ejection fraction, or HFpEF.  Mast had also previously focused on the development of vepoloxamer (also known as MST-188), which it acquired in April 2011 through its acquisition of SynthRx, Inc.  Vepoloxamer was in Phase 3 clinical development for sickle cell disease and Phase 2 clinical development for heart failure before Mast discontinued all clinical programs in the fourth quarter of 2016 following negative top-line results from the Phase 3 clinical study in sickle cell disease, which was known as the EPIC study.

Mast devoted substantially all of its resources to research and development, or R&D, and to acquisition of its product candidates. We have not yet marketed or sold any products or generated any significant revenue and we have incurred significant annual operating losses since inception. Mast incurred a loss from operations of $5.7 million for the three months ended March 31, 2017. As of March 31, 2017, Mast had an accumulated deficit of $316.9 million.  Mast’s cash, cash equivalents, and investment securities were $7.8 million and its working capital was $1.6 million as of March 31, 2017.

Due to Mast’s recurring losses and insufficient working capital to fund operations for the twelve months after the issuance of its consolidated financial statements as of and for the year ended December 31, 2016, and the uncertainties surrounding Mast’s ability to consummate the Merger or raise additional capital to fund continued operations, there was substantial doubt about Mast’s ability to continue as a going concern and the audit opinion provided by Mast’s independent registered public accounting firm relating to the consolidated financial statements included in its annual report on Form 10-K filed with the SEC on March 6, 2017 included a going concern qualification. Based on Mast’s cash, cash equivalents and investment securities and working capital as of March 31, 2017, substantial doubt about Mast’s ability to continue as a going concern persisted. However, in light of the completion of the Merger, the cash, cash equivalents and investment securities of Aravas as of March 31, 2017, which totaled approximately $10.5 million, and the approximately $4.0 million in aggregate proceeds from the exercise of certain previously issued warrants to purchase Aravas shares and additional capital invested into Aravas after March 31, 2017 but prior to the closing of the Merger, we anticipate that our cash, cash equivalents and investment securities will be sufficient to fund our operations for at least the next 12 months.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of Mast’s financial condition and results of operations included in this report is based upon consolidated financial statements and condensed consolidated financial statements that we have prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in these financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to determination of the fair value of goodwill and acquired in-process research and development, or IPR&D, and recognition of R&D expenses and share-based compensation. We base our estimates on historical information, when available, and assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following accounting estimates are those that can have a material impact on Mast’s financial condition or operating performance and involve substantial subjectivity and judgment in the application of Mast’s accounting policies to account for highly uncertain matters or the susceptibility of such matters to change. The following is not intended to be a comprehensive discussion of all of Mast’s significant accounting policies. See the notes accompanying the consolidated financial statements appearing in the annual report on Form 10-K filed with the SEC on March 6, 2017 for a summary of all of Mast’s significant accounting policies and other disclosures required by U.S. GAAP.

Accrued Research and Development Expenses. As part of the process of preparing Mast’s financial statements, we are required to estimate these accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on Mast’s behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. Many of Mast’s service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of Mast’s accrued expenses as of each balance sheet date in the Mast financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. The majority of our accrued expenses relate to R&D services and related expenses. Examples of estimated accrued R&D expenses include:

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

Accrued expenses related to CROs and CMOs are based on estimates of the services received and efforts expended pursuant to purchase orders or contracts with multiple service providers that Mast engages to conduct and manage its clinical studies and manufacture our clinical trial material on our behalf. The financial terms of arrangements with CROs and CMOs are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful completion of specified process development activities or the successful enrollment of patients and the completion of clinical study milestones. In accruing these service fees, we estimate, as applicable, the time period over which services will be performed (e.g., enrollment of patients, activation of clinical sites, etc.). If the actual timing varies from our estimate, we adjust the accrual accordingly. In addition, there may be instances in which payments made to service providers will exceed the level of services provided and result in a prepayment of R&D expense, which we report as an asset. The actual costs and timing of clinical studies and research-related manufacturing are uncertain and subject to change depending on a number of factors. Differences between actual costs of these services and the estimated costs that we have accrued in a prior period are recorded in the subsequent period in which the actual costs become known to us. Historically, these differences have not resulted in material adjustments, but such differences may occur in the future and have a material impact on our consolidated results of operations or financial position.

Business Combinations. Business combinations, such as Mast’s acquisitions of SynthRx in April 2011 and Aires Pharmaceuticals in February 2014, are accounted for in accordance with Accounting Standards Codification, or ASC, Topic 805, Business Combinations, which requires the purchase price to be measured at fair value. When the purchase consideration consists entirely of shares of our common stock, we calculate the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition and, if the transaction involves contingent consideration based on achievement of milestones or earn-out events, the probability-weighted fair value, as of the acquisition date, of shares issuable upon the occurrence of future events or conditions pursuant to the terms of the agreement governing the business combination. If the transaction involves such contingent consideration, our calculation of the purchase price involves probability inputs that are highly judgmental due to the inherent unpredictability of drug development, particularly by development-stage companies such as ours. We recognize estimated fair values of the tangible assets and intangible assets acquired, including IPR&D, and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the fair value of the tangible and intangible assets acquired and liabilities assumed in excess of the purchase price.

Goodwill and Acquired IPR&D. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, or ASC Topic 350, Mast’s goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired. Mast performs annual impairment testing of goodwill and IPR&D as of September 30 of each year, or, in the case of initially acquired IPR&D, on the first anniversary of the date it was acquired by Mast and subsequently on September 30. Pursuant to Accounting Standards Update, or ASU, No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that goodwill or acquired IPR&D is impaired. If we choose to first assess qualitative factors and we determine that it is not more likely than not goodwill or acquired IPR&D is impaired, we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others.

If we perform a quantitative assessment of goodwill, we utilize the two-step approach prescribed under ASC Topic 350. Step 1 requires a comparison of the carrying value of a reporting unit, including goodwill, to its estimated fair value. We test for impairment at the entity level because we operate on the basis of a single reporting unit. If the carrying value exceeds the fair value, we then perform Step 2 to measure the amount of impairment loss, if any. In Step 2, we estimate the fair value of individual assets, including identifiable intangible assets, and liabilities to determine the implied fair value of goodwill. We then compare the carrying value of goodwill to its implied fair value. The excess of the carrying value of goodwill over its implied fair value, if any, is recorded as an impairment charge.

Similarly, if we perform a quantitative assessment of IPR&D, we compare its carrying value to its estimated fair value to determine whether an impairment exists. In previous years, due to a lack of Level 1 or Level 2 inputs (as defined in Note 5, “Fair Value of Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements appearing in this report), the Multi-Period Excess Earnings Method, or MPEEM, which is a form of the income approach, was used to estimate the fair value of acquired IPR&D when performing a quantitative assessment. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. The MPEEM uses primarily Level 3 inputs (as defined in Note 5, “Fair Value of Financial Instruments,” of the Notes to Condensed Consolidated Financial Statements appearing in this report).  In evaluating potential impairment of Mast’s vepoloxamer-related acquired IPR&D as of December 31, 2016, Mast utilized Level 2 inputs in the form of expressions of interest in the vepoloxamer-related assets received recent to the valuation date to estimate fair value. We believe that an approach based on third party expressions of interest is a more appropriate method for assessing fair value in the context of Mast’s current situation compared to utilizing estimated long-term cash flows that may only be achieved with significant further clinical development.

Determinations as to whether, and, if so, the extent to which, Mast’s goodwill and acquired IPR&D become impaired are highly judgmental and, in the case of applying the MPEEM approach to estimate fair value, are based on significant assumptions regarding projected future financial condition and operating results, changes in the manner of use of the acquired assets, development of the acquired assets or overall business strategy, and regulatory, market and economic environment and trends.

Share-based Compensation Expenses. Share-based compensation awards granted to employees, including non-employee members of Mast’s board of directors, are accounted for in accordance with ASC Topic 718, Compensation — Stock Compensation. Compensation expense for all share-based awards is based on the estimated fair value of the award on its date of grant and recognized on a straight-line basis over its vesting period. As share-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. We estimate forfeitures at the time of grant based on the expected forfeiture rate for our unvested stock options, which is based in large part on our historical forfeiture rates, but also on assumptions believed to be reasonable under the circumstances. We revise our estimates in subsequent periods if actual forfeitures differ from those estimates. Although share-based compensation expense can be significant to our consolidated financial statements, it does not involve the payment of any cash by us.

We estimate the grant date fair value of a stock option award using the Black-Scholes option-pricing model, or Black-Scholes model. In determining the grant date fair value of a stock option award under the Black-Scholes model, we must make a number of assumptions, including the term of the award, the volatility of the price of our common stock over the term of the award, and the risk-free interest rate. Changes in these or other assumptions could have a material impact on the compensation expense we recognize.   The fair value of restricted stock options, or RSUs, is estimated based on the fair market values of the common stock on the date of grant. Upon vesting, new shares of common stock are issued.  If vesting of RSUs is performance based, compensation expense is recognized over the expected time period to achieve the performance related goal.  If vesting of RSUs is related to the cancellation of stock options, they are considered a modification to the stock options, and compensation expense is recognized when the stock options are cancelled.  Compensation expense for these types of RSUs are calculated as the grant date fair value of the cancelled stock options plus any incremental fair value calculated as the excess of the fair value of the RSUs over the fair value of the cancelled stock options on the cancellation date.

Results of Operations – Overview

Mast’s business operates and is evaluated on the basis of a single reportable segment, which is the business of developing therapies for serious or life-threatening diseases.

Revenue

Mast has not generated any revenue from product sales, and does not expect to generate revenue from product sales until such time, if any, that it obtains approval from a regulatory agency to sell one or more of our product candidates, which may not occur.  To the extent we enter into any licensing or other collaborative arrangements regarding Mast’s development programs, we may recognize revenue from those arrangements prior to commercial sale of any products.

Revenues from federal government research grants are recognized during the period in which we receive the grant funds, or their collection is reasonably assured, and we incur the qualified expenditures.  The expenditures are reflected as a component of R&D expense in the Statements of Operations.

Operating Expenses

Research and Development Expenses. Mast maintains and evaluates R&D expenses by the type of cost incurred rather than by project, primarily because a substantial portion of that work is outsourced and R&D personnel and consultants work across multiple programs rather than dedicating their time to one particular program. Mast’s R&D expenses are characterized as external clinical study fees and expenses, external nonclinical study fees and expenses, personnel costs and share-based compensation expense. The major components of external clinical study fees and expenses are fees and expenses related to CROs and clinical study investigative sites and investigators. The major components of external nonclinical study fees and expenses have historically been fees and expenses related to preclinical studies and other nonclinical testing, research-related manufacturing, quality assurance and regulatory affairs services, and preparation of a new drug application, or NDA, for vepoloxamer. Research-related manufacturing expenses include costs associated with producing and/or purchasing active pharmaceutical ingredient (API), conducting process development activities, producing clinical trial material, producing material for stability testing to support regulatory filings, related labeling, testing and release, packaging and storing services, related consulting fees, and costs related to purchasing nebulizers for administration of AIR001. Impairment losses on R&D-related manufacturing equipment are also considered research-related manufacturing expenses. Personnel costs relate to employee salaries, benefits and related costs.

A general understanding of drug development is critical to understanding Mast’s results of operations and, particularly, R&D expenses. Drug development in the United States and most countries throughout the world is a process that includes several steps defined by the U.S. Food and Drug Administration, or FDA, and similar regulatory authorities in foreign countries. The FDA approval processes relating to new drug products differ depending on the nature of the particular product candidate for which approval is sought. With respect to any product candidate with active ingredients not previously approved by the FDA, a prospective drug product manufacturer is required to submit a NDA that includes complete reports of pre-clinical, clinical and laboratory studies and extensive manufacturing information to demonstrate the product candidate’s safety and effectiveness. Generally, an NDA must be supported by at least phase 1, 2 and 3 clinical studies, with each study typically more expensive and lengthy than the previous study.

Future expenditures on R&D programs are subject to many uncertainties, including the number of clinical studies required to be conducted for each development program and whether we will develop a product candidate with a partner or independently. At this time, due to such uncertainties and the risks inherent in drug product development and the associated regulatory process, we cannot estimate with any reasonable certainty the duration of or costs to complete the Mast R&D programs, or whether or when or to what extent revenues will be generated from the commercialization and sale of any of its product candidates. The duration and costs of our R&D programs, in particular, the duration and costs associated with clinical studies and research-related manufacturing, can vary significantly as a result of a variety of factors, including:

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

The prospects of the R&D programs are regularly evaluated, including in response to available scientific, nonclinical and clinical data, our assessments of a product candidate’s market potential and available resources, in order to make determinations as to which programs to pursue and how much funding to direct to each one.

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

Transaction-Related Expenses.  Transaction-related expenses consist of legal, accounting, financial advisor and business development advisory fees associated with the evaluation of potential acquisition transactions, including the Merger and business combination Mast completed in April 2017.  Transaction-related expenses also include accrued severance expense for Mast employees anticipated to be terminated immediately following the Merger.

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

Comparison of Three Months Ended March 31, 2017 and 2016

Revenue. Mast recognized $94,000 of revenue for the three months ended March 31, 2017.  The revenue represents reimbursement of costs related to the nonclinical study of vepoloxamer that was funded by a grant from the National Institute of Neurological Disorders and Stroke of the National Institutes of Health (NIH).  We recognized no revenue for the three months ended March 31, 2016.

R&D Expenses. Mast’s most significant R&D expenses for the three months ended March 31, 2017 were external costs associated with the EPIC study, the Phase 2 study of vepoloxamer in heart failure and the Phase 2 studies of AIR001 in HFpEF. These expenses consisted primarily of CRO and CMO expenses. The following table summarizes Mast’s consolidated R&D expenses by type for each of the periods listed and their respective percent of Mast’s total R&D expenses for such periods (in thousands, except for percentages):

	Three Months Ended March 31,
	2017	%	2016	%
External clinical study fees and expenses	$988	69%	$4,054	52%
External nonclinical study fees and expenses	140	10%	2,459	31%
Personnel costs	222	15%	1,127	14%
Share-based compensation expense	93	6%	235	3%
Total	$1,443	100%	$7,875	100%

R&D expenses decreased by $6.5 million, or approximately 81.7%, to $1.4 million for the three months ended March 31, 2017, compared to $7.9 million for the same period in 2016. This decrease was due primarily to the completion or discontinuation and wind-down of all manufacturing work and clinical studies of vepoloxamer in the fourth quarter of 2016.

The $3.1 million decrease in external clinical study fees and expenses was due primarily to decreases of $2.7 million in costs associated with the EPIC study and $0.6 million in costs for the Phase 2 study of vepoloxamer in heart failure, offset by increases of $0.2 million in costs for the Phase 2 studies of AIR001 in HFpEF.  The $2.3 million decrease in external nonclinical study fees and expenses was due primarily to decreases of $1.5 million in research-related manufacturing costs for vepoloxamer, $0.5 million in external costs related to preparing an NDA for vepoloxamer and $0.3 million in costs for nonclinical studies of vepoloxamer.  The $0.9 million decrease in personnel costs was due primarily to workforce reductions that Mast implemented in the fourth quarter of 2016.

SG&A Expenses. SG&A expenses decreased by $1.2 million, or approximately 44.1%, to $1.6 million for the three months ended March 31, 2017, compared to $2.8 million for the same period in 2016.  The decrease was primarily due to reduced personnel costs following the workforce reductions implemented in the fourth quarter of 2016 and fees for consulting and legal services compared to the 2016 period.

Transaction-Related Expenses.  Transaction-related expenses of $2.8 million for the three months ended March 31, 2017 consisted primarily of professional legal and accounting and financial advisor fees as well as accrued severance expense for employees anticipated to be terminated immediately following the Merger.  There were no transaction-related expenses for the three months ended March 31, 2016.

Interest Expense. Interest expense for the three months ended March 31, 2017 was $0.2 million compared to $0.5 million for the same period in 2016.  The decrease in interest expense was primarily due to a lower principal balance on the Hercules debt facility in 2017 versus 2016.

Net Loss. Net loss was $5.9 million, or $1.61 per share, for the three months ended March 31, 2017, compared to net loss of $11.2 million, or $4.40 per share, for the same period in 2016.

Liquidity and Capital Resources

Mast has a history of annual losses from operations and anticipates it will continue to incur losses for at least the next several years. For the three months ended March 31, 2017, Mast incurred a loss from operations of $5.7 million. Mast’s cash, cash equivalents and investment securities were $7.8 million and its working capital was $1.6 million as of March 31, 2017.

Mast has historically funded operations principally through proceeds from sales of its equity securities. In February 2016, Mast completed an underwritten public offering with gross proceeds of $8.0 million from the sale and issuance of 415,584 shares of its common stock and warrants to purchase 415,584 shares of its common stock, after giving effect to the 1-for-70 reverse stock split that was effected on April 27, 2017.  Net proceeds, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $7.3 million. The warrants have an exercise price of $29.40 per share (on a reverse split-adjusted basis), are exercisable any time, subject to certain beneficial ownership limitations, and will expire on February 16, 2021.

We have outstanding warrants which were issued in the underwritten public offerings Mast completed in June 2013, November 2014 and February 2016 with exercise prices of $45.50, $52.50 and $29.40 per share, respectively (on a reverse stock split-adjusted basis). In comparison, the closing sale price of our common stock on May 5, 2017 was $5.60 per share and we do not expect the holders of the warrants to exercise them unless and until our common stock trades at or above the exercise price of their warrants.

On April 27, 2017, we delivered written notice to Cowen and Company LLC that we were terminating our Sales Agreement, dated August 21, 2015, pursuant to Section 11(b) of the agreement.  On April 28, 2017, we entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”) as sales agent, pursuant to which we may offer and sell, from time to time through Wainwright, shares of our common stock having an aggregate offering price of not more than $18.0 million.  In accordance with the agreement, Wainwright will be entitled to a commission at a fixed rate equal to 3.0% of the gross proceeds per share sold.

On April 28, 2017, Savara and Aravas, as co-borrowers entered into a Loan and Security Agreement with SVB (the “SVB Loan Agreement”) and it became effective on May 2, 2017.

The SVB Loan Agreement provides for a $15.0 million term loan facility. Loans may be advanced in two tranches of $7.5 million each, subject to certain conditions. Loan proceeds may be used for general corporate purposes. The first tranche of $7.5 million was funded on May 2, 2017 and $3.7 million was used to pay off all obligations under the Hercules Loan Agreement.  We may prepay loans under the SVB Loan Agreement in whole or in part at any time, subject to a prepayment fee of 3.0% if prepaid within the first anniversary of the closing date, 2.0% if prepaid between the first and second anniversaries of the closing date, and 1.0% thereafter.

See Note 14, “Subsequent Events,” of the Notes to the Condensed Consolidated Financial Statements in this report for additional information regarding our debt facility with Silicon Valley Bank. Our obligations under our agreement with SVB are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. Our intellectual property is subject to negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions. The agreement includes a number of other restrictive covenants that may limit our ability to raise capital through other debt or equity financing.  The debt facility also includes events of default, the occurrence and continuation of which would provide SVB with the right to exercise remedies against us and the collateral securing our indebtedness, which include declaring payment of all or any part of the debt, together with a potential end of term charge of $900,000 and a prepayment charge of 1%, 2% or 3% of the then outstanding principal balance, immediately due and payable. These events of default include, among other things, payment defaults, covenant defaults, a material adverse change default, bankruptcy and insolvency defaults, cross-defaults to other material indebtedness, judgment defaults, and defaults related to inaccuracy of representations and warranties. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the SVB Loan Agreement at a per annum rate of interest equal to 5.0% above the applicable interest rate.

We are engaged in a dispute with one of the CROs that provided services for Mast’s Phase 3 clinical study of vepoloxamer. The CRO contends that it is owed additional compensation for services under the parties’ contract and we dispute and deny the CRO’s claims and instead contend we are owed compensation by the CRO for damages resulting from the CRO’s breach of the contract. Based on discussions with the CRO, we expect to settle the dispute for approximately $0.8 million, and Mast’s accrued liabilities at March 31, 2017 include that settlement amount.  If we and the CRO fail to settle this dispute, we intend to vigorously pursue our claims against the CRO and defend the CRO’s claims against us.

Operating activities. Net cash used in operating activities was $3.2 million for the three months ended March 31, 2017, consisting primarily of a net loss of $5.9 million, adjusted for share-based compensation expenses of $0.5 million, amortization of debt issuance costs and debt discount of $0.1 million, a net increase in accounts payable and accrued liabilities of $1.6 million and a decrease of $0.5 million in prepaid expenses and other assets. Net cash used in operating activities was $11.3 million for the three months ended March 31, 2016, consisting primarily of a net loss of $11.2 million, adjusted for share-based compensation expenses of $0.7 million and amortization of debt issuance costs and debt discount of $0.2 million, an increase in prepaid expenses and other assets of $0.2 million, offset by a net decrease in accounts payable and accrued liabilities of $1.1 million.

Investing activities. Net cash provided by investing activities was $2.8 million for the three months ended March 31, 2017 compared to $4.4 million for the same period in 2016. Net cash provided by investing activities for the three months ended March 31, 2017 was primarily due to $2.7 million in proceeds from the sale and maturity of certificates of deposit. Net cash provided by investing activities for the three months ended March 31, 2016 was primarily due to $4.4 million in proceeds from the maturity of certificates of deposit.

Financing activities. Net cash used in financing activities was $0.4 million for the three months ended March 31, 2017 compared to net cash provided by financing activities of $7.4 million for the same period in 2016.  Cash used in financing activities for the three months ended March 31, 2017 was primarily a result of payments made on our debt facility. Cash provided by financing activities for the three months ended March 31, 2016 was primarily related to net proceeds of $7.3 million from the sale of units consisting of shares of our common stock and warrants to purchase our common stock in February 2016.

Contractual Obligations

The following provides information supplemental to the tabular summary of contractual obligations of Mast as of December 31, 2016 presented in the annual report on Form 10-K filed on March 6, 2017.

Long-term Debt Obligations

As discussed above under “Liquidity and Capital Resources,” in May 2017, our loan and security agreement with Hercules Technology III, L.P. and Hercules Capital, Inc. was terminated and we utilized proceeds from our new credit facility with Silicon Valley Bank to repay all outstanding amounts owed under our agreement with Hercules, which totaled $3.7 million.

Under the SVB Loan Agreement, we received an advance of $7.5 million on May 2, 2017. This loan bears interest at the prime rate reported in The Wall Street Journal, plus a spread of 4.25%. Interest is due and payable in arrears monthly. Principal, together with all accrued and unpaid interest, is due and payable on March 1, 2021. We also are obligated to pay customary closing fees and a final payment of 6.0% of the aggregate principal amount of term loans advanced under the facility.

Operating Leases

Mast subleases approximately 13,707 square feet of rentable office space on the fifth floor of the building located at 3611 Valley Centre Drive, San Diego, California 92130, or the Subleased Premises, which served as Mast’s corporate headquarters prior to its business combination with Private Savara on April 27, 2017.  The sublease expires on May 31, 2020.  Mast’s current monthly rent is $43,625. The monthly base rent escalates by 3% each year on January 20th.  Mast recognizes this rent expense on a straight-line basis.

In March 2017, Mast entered into a Sub-Sublease Agreement with MEI Pharma, Inc., or Sub-Sublessee, pursuant to which Mast will sublease the Subleased Premises to Sub-Sublessee, which rental income will offset Mast’s rent expense for the Subleased Premises. The term of the Sub-Sublease commences on July 1, 2017 and expires on May 31, 2020. The commencement date of the Sub-Sublease may be earlier than July 1, 2017 if Sub-Sublessee completes its move-in and begins operating its business in the Subleased Premises, however, such move-in will not begin earlier than June 1, 2017. The period beginning with the date on which the Sub-Sublease commences through May 31, 2020 is herein referred to as the Sub-Sublease Term. Monthly base rent payable to Mast under the Sub-Sublease is $43,862.40, subject to increases of 3% annually on the anniversary of commencement of the Sub-Sublease Term.  However, monthly base rent for calendar month 2 of the Sub-Sublease Term shall be abated.

Management Outlook

We have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtains regulatory approval for and commercializes one or more of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development and manufacturing activities, particularly as we continue the research, development, manufacture and clinical trials of, and seeks regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates, we anticipate that we will need substantial additional funding in connection with its continuing operations.

As of April 28, 2017, we had cash of approximately $16.8 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through the issuance of additional equity, and potentially through borrowings, grants and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market itself.

Recent Accounting Pronouncements

See Note 11, “Recent Accounting Pronouncements,” of the Notes to the Condensed Consolidated Financial Statements (Unaudited) in this report for a discussion of recent accounting pronouncements and their effect, if any, on us.

Forward Looking Statements

This report, particularly in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements we make regarding our business strategy, expectations and plans, our objectives for future operations and our future financial position. When used in this report, the words “believe,” “may,” “could,” “would,” “will,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “expect,” “indicate” and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding estimated operating expenses and our belief that our current capital resources will be sufficient to fund planned operations into 2018, plans to raise additional capital, collaborative opportunities for our assets, and the activities, timing and costs related to further development of our product candidates.

We have based the forward-looking statements we make on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. The forward-looking statements we make are subject to known and unknown risks and uncertainties that could cause our actual results, performance or achievements to be materially different from any result, performance or achievement expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks described in Part II, Item 1a of this report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk contained in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2017 these disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Investment in our common stock involves a high degree of risk and uncertainty. Our business, operating results, growth prospects and financial condition are subject to various risks, many of which are not exclusively within our control, that may cause actual performance to differ materially from historical or projected future performance. We urge investors to consider carefully the risks described below, together with all of the information in this report and our other public filings, before making investment decisions regarding our securities. Each of these risk factors, as well as additional risks not presently known to us or that we currently deem immaterial, could adversely affect our business, operating results, growth prospects or financial condition, as well as the trading price of our common stock, in which case you may lose all or part of your investment.

Risks Related to Our Capital Requirements and Financial Condition

We have a limited operating history and have incurred significant losses since inception, and expect that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We are a clinical development-stage biopharmaceutical company with a limited operating history upon which to evaluate our business and prospects. We have not been profitable since Mast commenced operations, and may not achieve profitability. In addition, we have limited history as an organization and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have not obtained any regulatory approvals for any of our product candidates, commercialized any of our product candidates or generated any product revenue. We have devoted significant resources to research and development and other expenses related to our ongoing clinical trials and operations, in addition to acquiring product candidates.

For the quarter ended March 31, 2017, Mast incurred losses from operations of $5.7 million, and net cash used in operating activities was $3.2 million. At March 31, 2017, Mast’s cash, cash equivalents and investment securities were $7.8 million, and working capital was $1.6 million. At March 31, 2017, Mast had an accumulated deficit of $316.9 million.  We expect to continue to incur substantial operating losses for the next several years as we advance our product candidates through clinical development, global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve.

We will require substantial additional financing to obtain regulatory approval for AeroVanc, Molgradex and Aironite, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development efforts or other operations.

Since our Aravas subsidiary was formed, most of our resources have been dedicated to the development and acquisition of our product candidates, AeroVanc and Molgradex.  In recent periods, Mast has focused its development efforts on its Aironite program, which we plan to continue developing following the closing of the merger.  We believe that our existing capital resources will be sufficient to fund our operations into 2018. We may raise additional capital from new investors, including through our “at the market” (ATM) offering program. We will require significant additional capital to continue operations and execute on our current business strategy to develop AeroVanc, Molgradex and Aironite through to regulatory approval. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

Our capital requirements for the foreseeable future will depend in large part on, and could increase significantly as a result of, our expenditures on our development programs. Future expenditures on our development programs are subject to many uncertainties, and will depend on, and could increase significantly as a result of, many factors, including:

•	the number, size, complexity, results and timing of our drug development programs;

•	the timing and terms of any collaborative or other strategic arrangement that we may establish;

•	the number of clinical and nonclinical studies necessary to demonstrate acceptable evidence of the safety and efficacy of our product candidates;

•	changes in standards of care which could increase the size and complexity of clinical studies;
•	the number of patients who participate, the rate of enrollment, and the ratio of randomized to evaluable patients in each clinical study;
•	the ability to locate patients to participate in a study given the limited number of patients available for orphan or ultra-orphan indications;
•	the number and location of sites and the rate of site initiation in each study;
•	the duration of patient treatment and follow-up;
•	the potential for additional safety monitoring or other post-marketing studies that may be requested by regulatory agencies;
•	the time and cost to manufacture clinical trial material and commercial product, including process development and scale-up activities, and to conduct stability studies, which can last several years;
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
•

the costs related to developing, acquiring and/or contracting for sales, marketing and distribution capabilities, supply chain management capabilities, and regulatory compliance capabilities, if we obtain regulatory approval for a product candidate and commercializes it without a partner;

•

the costs related to developing, acquiring and/or contracting for sales, marketing and distribution capabilities, supply chain management capabilities, and regulatory compliance capabilities, if we obtain regulatory approval for a product candidate and commercialize it without a partner;

•	the costs involved in evaluating competing technologies and market developments or the loss in sales in case of such competition; and
•	the costs involved in establishing, enforcing or defending patent claims and other proprietary rights.

Additional capital may not be available when we need it, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we will be required to delay, limit, reduce or terminate our establishment of sales and marketing, manufacturing or distribution capabilities, development activities or other activities that may be necessary to commercialize our product candidates, conduct preclinical or clinical studies, or other development activities.

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through public or private equity offerings, the ownership interest of our stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, it may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures, or subject to specified financial ratios, any of which could restrict our ability to develop and commercialize our product candidates or operate as a business.

Our loan agreement contains covenants which may adversely impact our business; the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

On April 28, 2017, we and our subsidiary, Aravas Inc., a Delaware corporation, which we refer to Aravas, entered into a Loan and Security Agreement between us and Aravas, as co-borrowers, and Silicon Valley Bank, which we refer to as the SVB Loan Agreement.  The SVB Loan Agreement includes a number of restrictive covenants, including restrictions on incurring additional debt, making investments, granting liens, disposing of assets, paying dividends and redeeming or repurchasing capital stock, subject to certain exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisitions or engage in other transactions. In addition, the SVB Loan Agreement includes covenants requiring, among other things, that we provide financial statements, comply with all laws, pay all taxes and maintain insurance. If we are not able to comply with these covenants, the loans under the SVB Loan Agreement could become immediately due and payable and the borrowing of the second tranche loan under the SVB Loan Agreement would not be allowed, any of which would have a material adverse effect on our liquidity our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

We have significant goodwill and IPR&D and impairment of goodwill and IPR&D may have a significant adverse impact on our future financial condition and results of operations.

As of March 31, 2017, Mast and Private Savara had goodwill and IPR&D of approximately $5.5 million and $13.7 million, respectively.  The pro forma information for March 31, 2017 is not yet complete, and therefore, amounts are presented prior to adjustment.  These intangible assets are subject to an impairment analysis whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to Mast consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations.

For example, Mast’s IPR&D resulted from its acquisitions of SynthRx and Aires Pharmaceuticals in 2011 and 2014, respectively, through which Mast acquired its vepoloxamer and Aironite programs, respectively. Based on Mast’s assessment of fair value of its vepoloxamer-related IPR&D as of December 31, 2016, Mast reduced the carrying value of its IPR&D by $6.0 million to $0.5 million and recorded an impairment charge of $6.0 million as a separate operating expense in its consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.

We will continue to evaluate our intangible assets for potential impairment in accordance with its accounting policies. If additional impairments are identified, we would be required to record an impairment charge with respect to the impaired asset to its consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations.

Events giving rise to impairment are difficult to predict and are an inherent risk in the pharmaceutical industry. Some of the potential risks that could result in impairment of our goodwill and IPR&D include negative clinical study results, adverse regulatory developments, delay or failure to obtain regulatory approval, additional development costs, changes in the manner of our use or development of vepoloxamer or Aironite, competition, earlier than expected loss of exclusivity, pricing pressures, higher operating costs, changes in tax laws, prices that third parties are willing to pay for our IPR&D or similar assets in an arm’s-length transaction being less than the carrying value of our IPR&D, and other market and economic environment changes or trends. Events or changes in circumstances may lead to significant impairment charges on our goodwill and/or IPR&D in the future, which could materially adversely affect our financial condition and results of operations.

Risks Related to Our Business Strategy and Operations

We are substantially dependent upon the clinical, regulatory and commercial success of our product candidates, AeroVanc, Molgradex and Aironite. Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate to the satisfaction of regulatory authorities the safety and efficacy of our product candidates.

The success of our business is dependent on our ability to advance the clinical development of AeroVanc for the treatment of persistent methicillin-resistant Staphylococcus aureus (MRSA) infections in the lungs of cystic fibrosis patients, and Molgradex for the treatment of patients with pulmonary alveolar proteinosis (PAP) and Aironite for the treatment of heart failure with preserved ejection fraction, or HFpEF, also known as diastolic heart failure or heart failure with preserved systolic function. The AeroVanc Phase 3 study is scheduled to start in the United States and Canada in Q3 2017, the Molgradex Phase 2/3 clinical study (IMPALA) is ongoing in Europe and Japan, and Aironite is in Phase 2 clinical development. We expect to announce top-line results from the Phase 2/3 study of Molgradex in the first quarter of 2018.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

Given the development nature of our product candidates, we are subject to risks associated with initiating, completing and achieving positive outcomes from our current and future clinical trials, including:

•	slow implementation, enrollment and completion of the clinical trials;
•	inability to enroll enough patients in the clinical trials;
•	low patient compliance and adherence to dosing and reporting requirements, for example incomplete reporting of patient reported outcomes in the clinical trials or missed doses;
•	lack of safety and efficacy in the clinical trials;
•	delays in manufacture of supplies for both drug and device components due to delays in formulation, process development, or manufacturing activities;
•	requirements for additional nonclinical or clinical studies based on changes to formulation and/or changes to regulatory requirements; and
•	requirements for additional clinical studies based on inconclusive clinical results or changes in market, standard of care, and/or regulatory requirements.

If we successfully complete the necessary clinical trials for our product candidates, our success will be subject to the risks associated with obtaining regulatory approvals, product launch, and commercialization, including:

•	FDA rejection of our NDA submissions for our product candidates;

•	regulatory rejection in the EU, Japan, and other markets;

•

delays during regulatory review and/or requirements for additional CMC, nonclinical, or clinical studies, resulting in increased costs and/or delays in marketing approval and subsequent commercialization of the product candidates in the United States and other markets;

•	inability to consistently manufacture commercial supplies of drug and delivery devices resulting in slowed market development and lower revenue;

•	poor commercial sales due to:

o	the ability of our future sales organization or our potential commercialization partners to effectively sell the product candidates;

o	our lack of success in educating physicians and patients about the benefits, administration and use of our product candidates;

o	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments for the targeted indications of the product candidates;

o	low patient demand for the product candidates;

o	poor prescription coverage and inadequate reimbursement for our product candidates;

•	our inability to enforce our intellectual property rights in and to our product candidates; and

•	reduction in the safety profile of our product candidates following approval.

Many of these clinical, regulatory and commercial matters are beyond our control and are subject to other risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure that we will be able to advance our product candidates further through final clinical development, or obtain regulatory approval of, commercialize or generate significant revenue from them. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop and commercialize our product candidates.

We have historically operated with a limited number of employees that manage third-parties for most development activities. Institutional knowledge is concentrated within a small number of employees. Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. Our future success is highly dependent upon the contributions of our senior management, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

Replacing key employees may be a difficult, costly and protracted process, and we may not have other personnel with the capacity to assume all the responsibilities of a key employee upon his/her departure. Transition periods can be difficult to manage and may cause disruption to our business. In addition, there may be intense competition from other companies and organizations for qualified personnel. Other companies and organizations with which we compete for personnel may have greater financial and other resources and different risk profiles than us, and a history of successful development and commercialization of our product candidates. If we cannot attract and retain skilled personnel, as needed, we may not achieve our development and other goals.

In addition, the success of our business will depend on our ability to develop and maintain relationships with respected service providers and industry-leading consultants and advisers. If we cannot develop and maintain such relationships, as needed, the rate and success at which we can develop and commercialize product candidates may be limited. In addition, our outsourcing strategy, which has included engaging consultants that spend considerable time in our office to manage key functional areas, may subject us to scrutiny under labor laws and regulations, which may divert management time and attention and have an adverse effect on our business and financial condition.

We do not have, and do not have plans to establish manufacturing facilities. We completely rely on third parties for the manufacture and supply of our clinical trial drug and delivery device supplies and, if approved, commercial product materials. The loss of any of these vendors or a vendor’s failure to provide us with an adequate supply of clinical trial or commercial product material in a timely manner and on commercially acceptable terms, or at all, could harm our business.

We outsource the manufacture of our product candidates, including the Aironite program that we acquired as a result of the merger with Mast, and do not plan to establish our own manufacturing facilities. To manufacture our product candidates, we have made numerous custom modifications at CMOs, making us highly dependent on these CMOs. For clinical and commercial supplies, if approved, we have supply agreements with third party CMOs for drug substance, finished drug product, drug delivery devices and other necessary components of our product candidates. While we have secured long-term commercial supply agreements with many of the third party CMOs, we would need to negotiate agreements for commercial supply with several important CMOs, and we may not be able to reach agreement on acceptable terms. In addition, we rely on these third parties to conduct or assist us in key manufacturing development activities, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials and conducting stability testing, among other things. If these third parties are unable to perform their tasks successfully in a timely manner, whether for technical, financial or other reasons, we may be unable to secure clinical trial material, or commercial supply material if approved, which likely would delay the initiation, conduct or completion of our clinical studies or prevent us from having enough commercial supply material for sale, which would have a material and adverse effect on our business.

All manufacturers of our clinical trial material and, if approved, commercial product, including drug substance manufacturers, must comply with cGMP requirements enforced by the FDA through its facilities inspection program and applicable requirements of foreign regulatory authorities. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our clinical trial material may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we and our representatives generally monitor and audit our manufacturers’ systems, we do not have full control over their ongoing compliance with these regulations. And while the responsibility to maintain cGMP compliance is shared between us and the third-party manufacturer, we bear ultimately responsibility for our supply chain and compliance with regulatory standards. Failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay or failure to obtain product approval, product seizure or recall, or withdrawal of product approval.

Currently, we do not have alternative vendors to back up our primary vendors of clinical trial material or, if approved, commercial supply material. Identification of and discussions with other vendors may be protracted and/or unsuccessful, or these new vendors may be unsuccessful in producing the same results as the current primary vendors producing the material. Therefore, if our primary vendors become unable or unwilling to perform their required activities, we could experience protracted delays or interruptions in the supply of clinical trial material and, ultimately, product for commercial sale, which would materially and adversely affect our development programs, commercial activities, operating results and financial condition. In addition, the FDA or regulatory authorities outside of the United States may require that we have an alternate manufacturer of a drug product before approving it for marketing and sale in the United States or abroad and securing such alternate manufacturer before approval of an NDA could result in considerable additional time and cost prior to NDA approval.

Any new manufacturer or supplier of finished drug product or its component materials, including drug substance and delivery devices, would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing of such product or ingredients required by us. The FDA or foreign regulatory agency may require us to conduct additional clinical studies, collect stability data and provide additional information concerning any new supplier, or change in a validated manufacturing process, including scaling-up production, before we could distribute products from that manufacturer or supplier or revised process. For example, if we were to engage a third party other than our current CMOs to supply the drug substance or drug product for future clinical trial, or commercial product, the FDA or regulatory authorities outside of the United States may require us to conduct additional clinical and nonclinical studies to ensure comparability of the drug substance or drug product manufactured by our current CMOs to that manufactured by the new supplier. Changing of suppliers or equipment is particularly challenging for companies like us, with inhalation products, because any change could alter the drug product of its performance. The manufacturing of the drug substance of Molgradex, molgramostim, a biological drug substance, as well as the drug product, Molgradex, is currently being transferred to a new manufacturing site. Producing a pharmaceutically and biologically similar product may prove to be challenging, and may take more time and resources that currently anticipated. The transfer of the manufacturing to the new site may also cause regulatory agencies, including the FDA, to require additional nonclinical or clinical studies, which may cause delay or failure to obtain regulatory approval, and incur substantial additional cost.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling-up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, and shortages of qualified personnel. Some of our product candidates have not been manufactured at the scale we believe will be necessary to maximize its commercial value and, accordingly, we may encounter difficulties in attempting to scale-up production and may not succeed in that effort on a timely basis or at all. In addition, the FDA or other regulatory authorities may impose additional requirements as we scale up initial production capabilities, which may delay our scale-up activities and/or add expense.

If our manufacturers encounter any of the aforementioned difficulties or otherwise fail to comply with their contractual obligations or there are delays entering commercial supply agreements due to capital constraints, we may have insufficient quantities of material to support ongoing and/or planned clinical studies or to meet commercial demand, if approved. In addition, any delay or interruption in the supply of materials necessary or useful to manufacture our product candidates could delay the completion of our clinical studies, increase the costs associated with our development programs and, depending upon the period of delay, require us to commence new clinical studies at significant additional expense or terminate the studies completely. Delays or interruptions in the supply of commercial product could result in increased cost of goods sold and lost sales. We cannot provide assurance that manufacturing or quality control problems will not arise in connection with the manufacture of our clinical trial material or commercial product, if approved, or that third-party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such clinical trial material or commercial product, as applicable. In addition, AeroVanc and Molgradex are currently manufactured entirely or partially outside the United States and, as a result, we may experience interruptions in supply due to shipping or customs difficulties or regional instability. Furthermore, changes in currency fluctuations, shipping costs, or import tariffs could adversely affect cost of goods sold. Any of the above factors could cause us to delay or suspend anticipated or ongoing trials, regulatory submissions or commercialization of our product candidates, entail higher costs or result in being unable to effectively commercialize our products. Our dependence upon third parties for the manufacture of our clinical trial material may adversely affect our future costs and our ability to develop and commercialize our product candidates on a timely and competitive basis.

We rely significantly on third parties to conduct our nonclinical testing and clinical studies and other aspects of our development programs and if those third parties do not satisfactorily perform their contractual obligations or meet anticipated deadlines, the development of our product candidates could be adversely affected.

We do not employ personnel or possess the facilities necessary to conduct many of the activities associated with our programs. We engage consultants, advisors, CROs, CMOs and others to assist in the design and conduct of nonclinical and clinical studies of our product candidates, with interpretation of the results of those studies and with regulatory activities, and we expect to continue to outsource all or a significant amount of such activities. As a result, many important aspects of our development programs are and will continue to be outside our direct control, and our third-party service providers may not perform their activities as required or expected including the maintenance of GCP, GLP and GMP compliance, which are ultimately our responsibility to ensure. Further, such third parties may not be as committed to the success of our programs as our own employees and, therefore, may not devote the same time, thoughtfulness or creativity to completing projects or problem-solving as our own employees would. To the extent we are unable to successfully manage the performance of third-party service providers, our business may be adversely affected.

The CROs that we engage to execute our clinical studies play a significant role in the conduct of the studies, including the collection and analysis of study data, and we likely will depend on CROs and clinical investigators to conduct future clinical studies and to assist in analyzing data from completed studies and developing regulatory strategies for our product candidates. Individuals working at the CROs with which we contract, as well as investigators at the sites at which our studies are conducted, are not our employees, and we have limited control over the amount or timing of resources that they devote to their programs. If our CROs, study investigators, and/or third-party sponsors fail to devote sufficient time and resources to studies of our product candidates, if we and/or our CROs do not comply with all GLP and GCP regulatory and contractual requirements, or if their performance is substandard, we may delay commencement and/or completion of these studies, submission of applications for regulatory approval, regulatory approval, and commercialization of our product candidates. Failure of CROs to meet their obligations to us could adversely affect development of our product candidates.

In addition, CROs we engage may have relationships with other commercial entities, some of which may compete with us. Through intentional or unintentional means, our competitors may benefit from lessons learned on the Savara project that could ultimately harm our competitive position. Moreover, if a CRO fails to properly, or at all, perform our activities during a clinical study, we may not be able to enter into arrangements with alternative CROs on acceptable terms or in a timely manner, or at all. Switching CROs may increase costs and divert management time and attention. In addition, there likely would be a transition period before a new CRO commences work. These challenges could result in delays in the commencement or completion of our clinical studies, which could materially impact our ability to meet our desired and/or announced development timelines and have a material adverse impact on our business and financial condition.

We currently have limited marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our products, if approved, or generate product revenue.

To commercialize our products, if approved, in the United States and other jurisdictions we seek to enter, we must build our marketing, sales, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our products receive regulatory approval, we expect to market such products in the United States through a focused, specialized sales force, which will be costly and time consuming. We have no prior experience in the marketing and sale of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Outside of the United States, we may consider collaboration arrangements. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products in certain markets. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

We are in the process of integrating the systems, products and contracts from the recent merger with Mast and the complete scope and impact of the integration is unknown.

Our merger with Mast on April 27, 2017 has inherent risks, including risks associated with the integration of systems, products and contracts. We have devoted resources towards the successful integration of the companies, but there is potential exposure to unknown or contingent liabilities, liability associated with the assumption of legacy agreements, and many other such risks typical for such mergers.

Any future acquisitions that we make could disrupt our business and harm our financial condition.

We expect to evaluate, from time to time, potential strategic acquisitions of complementary businesses, products or technologies.  In addition, we expect to evaluate joint ventures, licensing and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies. Furthermore, the integration of any acquisition and management of any collaborative project may divert our management’s time and resources from our core business and disrupt our operations. Any cash acquisition we pursue would diminish the funds otherwise available to us for other uses. Any stock acquisition would dilute our stockholders’ ownership.

To establish a sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2017, Private Savara had 14 full-time employees, including 8 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

Due to our limited financial resources and our limited experience in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, the physical expansion of our operations may lead to significant costs and may divert our management attention and resources. Any inability to manage growth could delay the execution of our development and strategic objectives, or disrupt our operations, which could materially impact our business, revenue and operating results.

Our product candidates may cause undesirable side effects or adverse events, or have other properties that could delay or prevent our clinical development, regulatory approval or commercialization.

Undesirable side effects or adverse events caused by our product candidates could interrupt, delay or halt clinical studies and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all indications, and in turn prevent us from commercializing our product candidates. A significant challenge in clinical development is that the patient population in early studies, where small numbers of patients are required, is different to the patient population observed in later stage studies, where larger groups of patients are required. For example, patients in earlier stage studies may be more sick, compliant, or otherwise motivated than patients in larger studies. As such, efficacy or safety results may differ significantly between studies. Side-effects seen at high doses in earlier studies of AeroVanc, such as bronchoconstriction or other airway irritation, may be seen in significant numbers at the lower doses selected for later studies. Also, for AeroVanc, while not observed in the Phase 2 clinical study, the emergence of vancomycin-resistant MRSA could occur during the longer dosing period of AeroVanc that is currently planned for the Phase 3 clinical study. If this or other undesirable side effects occur, they could possibly prevent approval, which would have a material and adverse effect on our business.

If any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	regulatory authorities may withdraw its approval of the product;
•	we may be required to change the way the product is administered, conduct additional clinical studies or change the labeling of the product; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenue from its sale.

We may not achieve our projected development goals in the time frames we have announced.

We have set goals for accomplishing certain objectives material to the successful development of our product candidates. The actual timing of these events may vary due to many factors, including delays or failures in our nonclinical testing, clinical studies and manufacturing and regulatory activities and the uncertainties inherent in the regulatory approval process. From time to time we create estimates for the completion of enrollment of or announcement of data from clinical studies of our product candidates. However, predicting the rate of enrollment or the time from completion of enrollment to announcement of data for any clinical study requires us to make significant assumptions that may prove to be incorrect. As discussed in other risk factors above, our estimated enrollment rates and the actual rates may differ materially and the time required to complete enrollment of any clinical study may be considerably longer than we estimate. Such delays may adversely affect our financial condition and results of operations.

Even if we complete a clinical study with successful results, we may not achieve our projected development goals in the time frames we initially anticipate or announce. If a development plan for a product candidate becomes more extensive and costly than anticipated, we may determine that the associated time and cost are not financially justifiable and, as a result, may discontinue development in a particular indication or of the product candidate as a whole. In addition, even if a study did complete with successful results, changes may occur in regulatory requirements or policy during the period of product development and/or regulatory review of an NDA that relate to the data required to be included in NDAs which may require additional studies that may be costly and time consuming. Any of these actions may be viewed negatively, which could adversely impact our financial condition.

Further, throughout development, we must provide adequate assurance to the FDA and other regulatory authorities that we can consistently develop and produce our product candidates in conformance with GLP, GCP, cGMP, and other regulatory standards. As discussed above, we rely on CMOs for the manufacture of clinical, and future commercial, quantities of our product candidates. If future FDA or other regulatory authority inspections identify cGMP compliance deficiencies at these third-party facilities, production of our clinical trial material or, in the future, commercial product, could be disrupted, causing potentially substantial delay in or failure of development or commercialization of our product candidates.

Our employees, independent contractors and consultants, principal investigators, CROs, CMOs and other vendors, and any future commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk that our employees, independent contractors and consultants, principal investigators, CROs, CMOs and other vendors, and any future commercial partners may engage in fraudulent conduct or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with manufacturing standards required by cGMP or our standards, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, and to report financial information or data accurately or disclose unauthorized activities to them. The misconduct of our employees and other service providers could involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Although we have adopted a code of business ethics and conduct, it is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against them, and we is not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions. For example, if one of our manufacturing partners was placed under a consent decree, we may be hampered in our ability to manufacture clinical or commercial supplies.

Our business and operations would suffer in the event of third-party computer system failures, cyber-attacks on third-party systems or deficiency in our cyber security.

We rely on information technology systems, including third-party “cloud based” service providers, to keep financial records, maintain laboratory, clinical data and corporate records, communicate with staff and external parties and operate other critical functions. This includes critical systems such as email, other communication tools, electronic document repositories, and archives. If any of these third-party information technology (IT) providers are compromised due to computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication failures, electrical failures, cyber-attacks or cyber-intrusions over the internet, then sensitive emails or documents could be exposed or deleted. Similarly, we could incur business disruption if our access to the internet is compromised and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, we rely on those third parties to safeguard important confidential personal data regarding our employees and patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in a third-party IT provider’s operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidates could be delayed, or could fail.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

Our corporate headquarters is located in a single commercial facility in Austin, Texas, USA. We maintain a second office in a single commercial facility in Denmark where many of our product development staff are located. Important documents and records, including copies of our regulatory documents and other records for our product candidates, are located both at a secure offsite document storage facility as well at our own facilities and we depend on our facilities for the continued operation of our business. Natural disasters and other catastrophic events, such as wildfires and other fires, earthquakes and extended power interruptions and terrorist attacks or severe weather conditions, could significantly disrupt our operations and result in additional, unplanned expense. As a small company with limited resources, we have not prepared or implemented a formal business continuity or disaster recovery plan and any natural disaster or catastrophic event could disrupt our business operations and result in setbacks to our development programs. Even though we believe we carry commercially reasonable insurance, we might suffer losses that are not covered by or exceed the coverage available under these insurance policies.

Risks Related to Drug Development and Commercialization

We depend on the successful completion of clinical studies of our product candidates, and any positive results in prior clinical studies do not ensure that ongoing or future clinical studies will be successful.

Pharmaceutical products are subject to stringent regulatory requirements covering quality, safety, and efficacy. The burden of proof is on the manufacturer, such as Savara, to show with substantial clinical data that the risk/benefit profile for any new drug is favorable. Only after successfully completing extensive pharmaceutical development, nonclinical testing, and clinical studies may a product be considered for regulatory approval.

Clinical studies are expensive, difficult to design and implement, they can take many years to complete, and outcomes are inherently uncertain. A drug product may fail to demonstrate positive results at any stage of testing despite having progressed satisfactorily through nonclinical testing and initial clinical studies. There is significant risk in clinical development where later stage clinical studies are designed and powered based on the analysis of data from earlier studies, with these earlier studies involving a smaller number of patients, and the results of the earlier studies being driven primarily by a subset of responsive patients. In addition, interim results of a clinical study do not necessarily predict final results. Further, clinical study data frequently are susceptible to varying interpretations. Medical professionals and/or regulatory authorities may analyze or weigh study data differently than the sponsor company, resulting in delay or failure to obtain marketing approval for a product candidate. Additionally, the possible lack of standardization across multiple investigative sites may induce variability in the results which can interfere with the evaluation of treatment effects.

If we license rights to develop our product candidates to independent third parties or otherwise permit such third parties to evaluate our product candidates in clinical studies, we may have limited control over those clinical studies. Any safety or efficacy concern identified in a third-party sponsored study could adversely affect our or another licensee’s development of our product candidate and prospects for its regulatory approval, even if the data from that study are subject to varying interpretations and analyses.

There is significant risk that ongoing and future clinical studies of our product candidates are unsuccessful. Negative or inconclusive results could cause the FDA and other regulatory authorities to require us to repeat or conduct additional clinical studies, which could significantly increase the time and expense associated with development of that product candidate or cause us to elect to discontinue one or more clinical programs. Failure to complete a clinical study of a product candidate or an unsuccessful result of a clinical study could have a material adverse effect on our business.

AeroVanc and Molgradex have received Orphan Drug Designation by the Food and Drug Administration (FDA) and Molgradex has received Orphan Drug Designation also in Europe. While orphan designation provides certain benefits there are also associated risks.

AeroVanc has been granted Orphan Drug Designation in the United States by the FDA for the treatment of persistent methicillin-resistant Staphylococcus aureus (MRSA) lung infection in patients with cystic fibrosis and Molgradex has received Orphan Drug Designation in the United States by the FDA and in Europe by the European Medicines Agency for the treatment of pulmonary alveolar proteinosis (PAP). Orphan Designation will not shorten the regulatory review or reduce the clinical data requirements needed to obtain approval. If approval is received to market either AeroVanc or Molgradex for the respective indications, FDA will not approve a similar product, with the same active ingredient, to AeroVanc or Molgradex for seven years and the European Medicines Agency will not approve a similar product to Molgradex for ten years, unless we are unable to produce enough supply to meet demand in the marketplace or another similar product, with the same active ingredient, is deemed clinically superior. Similar product candidates, with the same active ingredient and route of delivery, may be granted Orphan Drug Designation during the development of the respective products, but the Orphan Drug exclusivity is granted only to the first of such products approved, which means there is risk that a competitor product candidate may receive approval and Orphan Drug exclusivity before us, thus preventing us from marketing one or more of our product candidates until the exclusivity of the competing product expires. Also, the Orphan Drug status will not prevent a competitor with a different active ingredient from competing with our product candidates. If we are prevented from marketing one or more product candidates due to a competitor’s Orphan Drug exclusivity, this would have a material adverse effect on our business.

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

Clinical testing typically is expensive, can take many years to complete, and its outcome is inherently uncertain. Clinical studies may not commence on time or be completed on schedule, if at all. The commencement and completion of clinical studies can be delayed for a variety of reasons, including:

•	inability to raise sufficient funding to initiate or continue a clinical study;
•	delays in obtaining regulatory approval to commence a clinical study;
•

delays in identifying and reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites and investigators, which agreements can be subject to extensive negotiation and may vary significantly among study sites;

•	delays in obtaining regulatory approval in a prospective country;
•	delays in obtaining ethic committee approval to conduct a clinical study at a prospective site;
•

delays in reaching agreements on acceptable terms with prospective contract manufacturing organizations, or CMOs, or other vendors for the production and supply of clinical trial material and, if necessary, drug administration devices, which agreements can be subject to extensive negotiation;

•	delays in the production or delivery of sufficient quantities of clinical trial material or drug delivery devices from our CMOs and other vendors to initiate or continue a clinical study;
•	delays due to product candidate recalls as result of stability failure, excessive product complaints or other failures of the product candidate during its use or testing;
•	invalidation of clinical data caused by premature unblinding or integrity issues;
•	invalidation of clinical data caused by mixing up of the active drug and placebo through randomization or manufacturing errors;
•

delays on the part of our CROs, CMOs, and other third-party contractors in developing procedures and protocols or otherwise conducting activities in accordance with applicable policies and procedures and in accordance with agreed upon timelines;

•	delays in identifying and hiring or engaging, as applicable, additional employees or consultants to assist in managing clinical study-related activities;
•	delays in recruiting and enrolling individuals to participate in a clinical study, which historically can be challenging in orphan diseases;

•

delays caused by patients dropping out of a clinical study due to side effects, concurrent disorders, difficulties in adhering to the study protocol, unknown issues related to different patient profiles than in previous studies, such as the reduced age limit required for inclusion into the planned AeroVanc Phase 3 study, or otherwise;

•	delays in having patients complete participation in a clinical study, including returning for post-treatment follow-up;
•

delays resulting from study sites dropping out of a trial, providing inadequate staff support for the study, problems with shipment of study supplies to clinical sites or focusing its staff’s efforts on enrolling studies that compete for the same patient population;

•

suspension of enrollment at a study site or the imposition of a clinical hold by the FDA or other regulatory authority following an inspection of clinical study operations at study sites or finding of a drug-related serious adverse event; and

•	delays in quality control/quality assurance procedures necessary for study database lock and analysis of unblinded data.

Patient enrollment, a critical component to successful completion of a clinical study, is affected by many factors, including the size and nature of the study population, the proximity of patients to clinical sites, the eligibility criteria for the study, the design of the clinical study, ongoing studies competing for the same patient population and clinicians’, patients’ perceptions as to the potential advantages of the drug being studied in relation to available alternatives, including therapies being investigated by other companies which may be viewed as more beneficial or important to study, fear of being randomized to the placebo arm, and changes in standard of care. Challenges to complete enrollment can be exacerbated in orphan indications, like those being pursued by us, with a limited number of qualifying patients and the lack of clinical sites with the necessary expertise and experience to conduct our studies. Further, completion of a clinical study and/or its results may be adversely affected by failure to retain patients who enroll in a study but withdraw due to adverse side effects, perceived lack of efficacy, belief that they are on placebo, improvement in condition before treatment has been completed, or for personal reasons, or without reason, or by patients who fail to return for or complete post-treatment follow-up.

Clinical studies may not begin on time or be completed in the time frames we anticipate and may be costlier than we anticipate for a variety of reasons, including one or more of those described above. The length of time necessary to successfully complete clinical studies varies significantly and is difficult to predict accurately. We may make statements regarding anticipated timing for completion of enrollment in and/or availability of results from our clinical studies, but such predictions are subject to a number of significant assumptions and actual timing may differ materially for a variety of reasons, including patient enrollment rates, length of time needed to prepare raw study data for analysis and then to review and analyze it, and other factors described above. If we experience delays in the completion of a clinical study, if a clinical study is terminated, or if failure to conduct a study in accordance with regulatory requirements or the study’s protocol leads to deficient safety and/or efficacy data, the regulatory approval and/or commercial prospects for our product candidates may be harmed and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical studies likely will increase our development costs. Further, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may ultimately lead to the denial of regulatory approval of a product candidate. Even if we ultimately commercialize our product candidates, the standard of care may have changed or other therapies for the same indications may have been introduced to the market in the interim and may establish a competitive threat to us or diminish the need for our products.

Clinical studies are very expensive, difficult to design and implement, often take many years to complete, and the outcome is inherently uncertain.

Clinical development of pharmaceutical products for humans is generally very expensive, takes many years to complete and failures can occur at any stage of clinical testing. We estimate that clinical development of our product candidates will take several additional years to complete, but because of the variety of factors that can affect the design, timing and outcome of clinical studies, we are unable to estimate the exact funds required to complete research and development, obtain regulatory approval and commercialize all of our product candidates. We will need significant additional capital to continue to advance our products as per current business plans.

Failure at any stage of clinical testing is not uncommon and we may encounter problems that would require additional, unplanned studies or cause us to abandon a clinical development program.

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

Changes in governmental regulations and guidance relating to clinical studies may occur and we may need to amend study protocols to reflect these changes, or we may amend study protocols for other reasons. Amendments may require us to resubmit protocols to IRBs for re-examination and approval or renegotiate terms with CROs, study sites and investigators, all of which may adversely impact the costs or timing of or our ability to successfully complete a trial.

There is significant uncertainty regarding the regulatory approval process for any investigational new drug, substantial further testing and validation of our product candidates and related manufacturing processes may be required, and regulatory approval may be conditioned, delayed or denied, any of which could delay or prevent us from successfully marketing our product candidates and substantially harm our business.

Pharmaceutical products generally are subject to rigorous nonclinical testing and clinical studies and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or materially influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations is time-consuming and requires the expenditure of substantial resources.

We are preparing AeroVanc for a Phase 3 trial, the success of which will be needed for FDA approval to market AeroVanc in the United States to treat persistent MRSA lung infection in cystic fibrosis patients. While significant communication with the FDA on the Phase 3 study design has occurred, even if the Phase 3 clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results as robust and convincing. They may require additional clinical studies and/or other costly studies, which could require us to expend substantial additional resources and could significantly extend the timeline for clinical development prior to market approval. Additionally, we are required by the FDA to conduct a two-year nonclinical carcinogenicity study on the AeroVanc powder. The results of this study will not be known until a short time prior to potential submission of an NDA for AeroVanc. If the carcinogenicity study cannot be completed for technical or other reasons, or provides results that the FDA determine to be concerning, this may cause a delay or failure in obtaining approval for AeroVanc.

Molgradex is currently undergoing a Phase 2/3 clinical study in Europe and Japan. Concurrently, we plan to make formulation changes to Molgradex that would simplify the composition of the drug product and eliminate potentially harmful excipients. While this change is expected by us to reduce studies and/or other documentation requirements, the regulatory agencies may require additional clinical or nonclinical studies prior to approval, even if current clinical studies are deemed successful, which could require us to expend substantial additional resources and significantly extend the timeline for clinical development of Molgradex in PAP.

We are currently undergoing active discussion with the FDA on the requirements for obtaining IND approval to initiate clinical studies in the United States and achieve NDA approval for Molgradex. However, no agreement has yet been reached on the design of the clinical program required for the submission of an NDA, and there is risk that reaching agreement may take longer than currently planned, or the FDA may require such studies that we deem unfeasible, preventing us from reaching agreement with the FDA, which may result in delay or failure to complete the development of Molgradex in the US.

We are currently conducting Phase 2 studies of Aironite.  Datasets from the ongoing Phase 2 studies, if supportive of further development of Aironite in HFpEF patients, along with the completed toxicology studies and prior Aironite human safety data, will be adequate for an end of Phase 2 meeting with the FDA to enter into discussion regarding a Phase 3 program in HFpEF.

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug, including AeroVanc, Molgradex and Aironite. Regardless of any guidance the FDA or foreign regulatory agencies may provide a drug’s sponsor during its development, the FDA or foreign regulatory agencies retains complete discretion in deciding whether to accept an NDA or the equivalent foreign regulatory approval submission for filing or, if accepted, approve an NDA. There are many components to an NDA or marketing authorization application submission in addition to clinical study data. For example, the FDA or foreign regulatory agencies will review the sponsor’s internal systems and processes, as well as those of our CROs, CMOs and other vendors, related to development of our product candidates, including those pertaining to our clinical studies and manufacturing processes. Before accepting an NDA for review or before approving the NDA, the FDA or foreign regulatory agencies may request that we provide additional information that may require significant resources and time to generate and there is no guarantee that our product candidates will be approved for any indication for which we may apply. The FDA or foreign regulatory agencies may choose not to approve an NDA for any of a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development of our product candidates. Even if one or more Phase 3 clinical studies are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA or foreign regulatory agencies may not consider efficacy and safety data from the submitted studies adequate scientific support for a conclusion of effectiveness and/or safety and may require one or more additional Phase 3 or other studies prior to granting marketing approval. If this were to occur, the overall development cost for the product candidate would be substantially greater and our competitors may bring products to market before us, which could impair our ability to generate revenues from the product candidates, or even seek approval, if blocked by a competitor’s Orphan Drug exclusivity, which would have a material adverse effect on our business, financial condition and results of operations.

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, U.S. federal government shut-down or budget sequestration, such as one that occurred during 2013, may result in significant reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

Even if the FDA or foreign regulatory agencies grant approvals for our product candidates, the conditions or scope of the approval(s) may limit successful commercialization of the product candidates and impair our ability to generate substantial sales revenue. For example, the FDA may approve label claims for AeroVanc with age restrictions and/or treatment duration limitations, or Molgradex with restrictions for use only by patients unresponsive to the current standard of care. They may limit the label of AeroVanc, Molgradex or Aironite to a subset of patients based on a review of which patient groups had the greatest efficacious response in clinical studies. Such label restriction may be undesirable and may limit successful commercialization. The FDA or foreign regulatory agencies may also only grant marketing approval contingent on the performance of costly post-approval nonclinical or clinical studies, or subject to warnings or contraindications that limit commercialization. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with current good manufacturing processes, or cGMP, good clinical practices, international conference on harmonization regulations and good laboratory practices, which are regulations and guidelines that are enforced by the FDA or foreign regulatory agencies for all of our clinical development and for any clinical studies that we conduct post-approval. The FDA or foreign regulatory agencies may decide to withdraw approval, add warnings or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution of our products. These actions could result from, among other things, safety concerns, including unexpected side effects or drug-drug interaction problems, or concerns over misuse of a product. If any of these actions were to occur following approval, we may have to discontinue commercialization of the product, limit our sales and marketing efforts, implement risk minimization procedures, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

Regulations may be changed prior to submission of an NDA that require higher hurdles than currently anticipated. These may occur as a result of drug scandals, recalls, or a political environment unrelated to our products.

Even if we receive regulatory approval for a product candidate, we may face regulatory difficulties that could materially and adversely affect our business, financial condition and results of operations.

Even if initial regulatory approval is obtained, as a condition to the initial approval the FDA or a foreign regulatory agency may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or marketing surveillance programs, any of which would limit the commercial potential of the product. Our product candidates also will be subject to ongoing FDA requirements related to the manufacturing processes, labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post-market information regarding the product. For instance, the FDA may require changes to approved drug labels, require post-approval clinical studies and impose distribution and use restrictions on certain drug products. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continuing regulatory review and periodic inspections. If previously unknown problems with a product are discovered, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, the FDA may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we or a CMO of ours fail to comply with applicable regulatory requirements, a regulatory agency may:

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

If any of our product candidates for which we receive regulatory approval fails to achieve significant market acceptance among the medical community, patients or third-party payers, the revenue we generate from its sales will be limited and our business may not be profitable.

Our success will depend in substantial part on the extent to which our product candidates, if approved, are accepted by the medical community and patients and reimbursed by third-party payers, including government payers. The degree of market acceptance with respect to each of our approved products, if any, will depend upon a number of factors, including:

•	the safety and efficacy of our products as demonstrated in clinical studies;
•	acceptance in the medical and patient communities of our products as a safe and effective treatment;
•	the product’s taste, ease of use, or features associated with the delivery device;
•	the perceived advantages of our product over alternative treatments, including with respect to the incidence and severity of any adverse side effects and the cost of treatment;
•	the indications for which our product is approved;
•	claims or other information (including limitations or warnings) in a product’s approved labeling;
•	reimbursement and coverage policies of government and other third-party payers;
•	pricing and cost-effectiveness of our product relative to alternative treatments;
•	availability of alternative treatments;
•	smaller than expected market size due to lack of disease awareness of a rare disease, or the patient population with a specific rare disease being smaller than anticipated;
•	inappropriate diagnostic efforts due to limited knowledge and/or resources among clinicians;
•	the prevalence of off-label substitution of chemically equivalent products or alternative treatments; and
•	the resources we devote to marketing our product and restrictions on promotional claims we can make with respect to the product.

We cannot predict with reasonable accuracy whether physicians, patients, healthcare insurers or health maintenance organizations, or the medical community in general, will accept or utilize any of our products, if approved. If our product candidates are approved but do not achieve an adequate level of acceptance by these parties, we may not generate sufficient revenue to become or remain profitable. In addition, our efforts to educate the medical community and third-party payers regarding benefits of our products may require significant resources and may never be successful.

If we determine that a product candidate may not achieve adequate market acceptance or that the potential market size does not justify additional expenditure on the program, we may reduce our expenditures on the development and/or the process of seeking regulatory approval of the product candidate while we evaluate whether and on what timeline to move the program forward.

Even if we receive regulatory approval to market one or more of our product candidates in the United States, we may never receive approval or commercialize our products outside of the United States, which would limit our ability to realize the full commercial potential of our product candidates.

In order to market products outside of the United States, we must establish and comply with the numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. The time required to obtain approval in other countries generally differs from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States, as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.

Conversely, if the product candidates do receive approval outside the US in the future, we may not meet the FDA requirements in the United States for approval. For example, Molgradex is currently being studied in Europe and Japan in what could be a pivotal study for use of Molgradex to treat PAP. However, in the United States, we do not yet have approval from the FDA to start clinical studies with Molgradex due to different requirements by the FDA, which have not yet been met or agreed upon.

We must comply with the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Other countries, such as the U.K., have similar laws with which we must comply. We face the risk that an employee or agent could be accused of violating one or more of these laws, particularly in geographies where significant overlap exists between local government and healthcare industries. Such an accusation, even if unwarranted, could prove disruptive to our developmental and commercialization efforts.

Risks Related to Our Intellectual Property

Our success will depend in part on obtaining and maintaining effective patent and other intellectual property protection for our product candidates and proprietary technology.

AeroVanc has received a U.S. Patent Notice of Allowance for its formulation in the United States, AeroVanc’s primary market. AeroVanc has either been issued patents or is prosecuting patent applications in numerous countries outside the United States. We have no patent protection for Molgradex for the treatment of PAP, and primarily rely on the Orphan Drug exclusivity as our primary barrier to competition. Both AeroVanc and Molgradex utilize proprietary delivery devices with exclusive supply agreements. Molgradex is eligible for protection via a proprietary cell bank used in the production of the drug substance. For Aironite, which is administered via nebulization, we have no patent protection and may rely on regulatory exclusivity for the combination of Aironite and its delivery system.  Other medications that alter pulmonary pressures include the delivery device in their U.S. and European market labels, and are approved for use only with the specified proprietary delivery device. However, there is no assurance that our AIR001 product and its delivery system, if approved, will benefit from this type of market protection.

Our success will depend in part on our ability to:

•	obtain and maintain patent and other exclusivity with respect to our products and its uses;

•	prevent third parties from infringing upon our proprietary rights;

•	maintain proprietary know-how and trade secrets;

•	operate without infringing upon the patents and proprietary rights of others; and

•

obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur or if necessary to secure exclusive rights to them, both in the United States and in foreign countries.

The patent and intellectual property positions of biopharmaceutical companies generally are highly uncertain, involve complex legal and factual questions, and have been and continue to be the subject of much litigation. There is no guarantee that we have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any pending applications or that claims allowed will be sufficient to protect the technology we develops or have developed or that is used by us, our CMOs or our other service providers. In addition, any patents that are issued to us may be limited in scope or challenged, invalidated, infringed or circumvented, including by our competitors, and rights we have under issued patents may not provide competitive advantages to us. If competitors can develop and commercialize technology and products similar to ours, our ability to successfully commercialize our technology and products may be impaired.

Patent applications in the United States are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months. As a result, we cannot be certain that the inventors listed in any patent or patent application owned by us were the first to conceive of the inventions covered by such patents and patent applications (for U.S. patent applications filed before March 16, 2013), or that such inventors were the first to file patent applications for such inventions outside the United States and, after March 15, 2013, in the United States. In addition, changes in or different interpretations of patent laws in the United States and foreign countries may affect our patent rights and limit the number of patents we can obtain, which could permit others to use our discoveries or to develop and commercialize Our technology and products without any compensation to us.

Our AeroVanc patent is specific to the formulation of the AeroVanc powder. While this may prevent identical products from entering the market, it may not preclude someone skilled in the art from inventing an alternate formulation approach with comparable or improved characteristics.

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

We also intend to rely on regulatory exclusivity for protection of our product candidates, if approved for commercial sale. Implementation and enforcement of regulatory exclusivity, which may consist of regulatory data protection and market protection, varies widely from country to country. Failure to qualify for regulatory exclusivity, or failure to obtain or maintain the extent or duration of such protections that we expect for our product candidates, if approved, could affect our decision on whether to market the products in a particular country or countries or could otherwise have an adverse impact on our revenue or results of operations. For Molgradex, which is administered via nebulization, we may rely on regulatory exclusivity for the combination of Molgradex and its delivery system. However, there is no assurance that our Molgradex product and its delivery system, if approved, will benefit from this type of market protection.

We may rely on trademarks, trade names and brand names to distinguish our products, if approved for commercial sale, from the products of our competitors. We intend to seek approval for new names for AeroVanc and Molgradex that meet the FDA’s and foreign regulatory requirements. However, our trademark applications may not be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks in which case we may expend substantial resources to defend our proposed or approved trademarks and may enter into agreements with third parties that may limit our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote significant resources to advertising and marketing these new brands. For example, we filed a trademark for the name “Savara” and were challenged. We decided to terminate its application, which it may revisit such filings at a future date. Further, our competitors may infringe our trademarks or we may not have adequate resources to enforce our trademarks.

Our success depends on our ability to prevent competitors from duplicating or developing and commercializing equivalent versions of our product candidates, but patent protection may be difficult to obtain and any issued claims may be limited.

We have filed for patent protection in the United States and other countries to cover the formulation of AeroVanc and were granted a notice of allowance in the United States, its primary market. However, this patent may not provide us with significant competitive advantages, because the validity or enforceability of the patents may be challenged and, if instituted, one or more of the challenges may be successful. Patents may be challenged in the United States under post-grant review proceedings, inter partes re-examination, ex parte re-examination, or challenges in district court. Any patents issued in foreign jurisdictions may be subjected to comparable proceedings lodged in various foreign patent offices, or courts. These proceedings could result in either loss of the patent or loss or reduction in the scope of one or more of the claims of the patent. Even if a patent issues, and is held valid and enforceable, competitors may be able to design around our patents, such as by using pre-existing or newly developed technology, in which case competitors may not infringe our issued claims and may be able to market and sell products that compete directly with us before and after our patents expire.

Mast has filed for patent protection in the U.S. and other countries to cover various methods of therapeutic use of their product candidates, including the use of inhaled inorganic nitrite for treating HFpEF.  The potential use and therapeutic benefits of inorganic nitrite, such as sodium nitrite (the API in Aironite) have been known for decades. There is substantial prior art describing the uses of inorganic nitrite in a wide range of diseases and conditions. As a result, our ability to find novel and non-obvious uses of Aironite is uncertain. Further, a patent examiner may combine numerous, disparate references in order to reject a claimed composition, formulation and/or use for obviousness. If the prior art suggests, even implicitly, the desirability of combining previously known elements, such as the use of Aironite in a particular indication, the subsequent use of Aironite in that indication may be unpatentable.

The patent prosecution process is expensive and time-consuming. We and any future licensors and licensees may not apply for or prosecute patents on certain aspects of our product candidates at a reasonable cost, in a timely fashion, or at all. We may not have the right to control the preparation, filing and prosecution of some patent applications related to our product candidates or technologies. As a result, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of

us. It is also possible that we or any future licensors or licensees will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Further, it is possible that defects of form in the preparation or filing of our patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, assignment, or claim scope. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid or unenforceable. In addition, one or more parties may independently develop similar technologies or methods, duplicate our technologies or methods, or design around the patented aspects of our products, technologies or methods. Any of these circumstances could impair our ability to protect our products, if approved, in ways which may have an adverse impact on our business, financial condition and operating results.

Furthermore, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in and outside of the United States. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability use our patents to stop others from using or commercializing similar or identical products or technology, or limit the duration of the patent protection of our technology and drugs. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to those of us once Orphan Drug and Qualified Infectious Disease Product exclusivities have expired. See the section entitled “Risks Related to Our Industry” for further description of Orphan Drug and Qualified Infectious Disease Product exclusivities.

Enforcement of intellectual property rights in certain countries outside the United States, including China in particular, has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the United States Patent and Trademark Office, or USPTO, and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non-compliance can result in decreased patent term adjustment or in abandonment or lapse of the patent or patent application, leading to partial or complete loss of patent rights in the relevant jurisdiction.

Third parties may claim that our products, if approved, infringe on their proprietary rights and may challenge the approved use or uses of a product or its patent rights through litigation or administrative proceedings, and defending such actions may be costly and time consuming, divert management attention away from our business, and result in an unfavorable outcome that could have an adverse effect on our business.

Our commercial success depends on our ability and the ability of our CMOs and component suppliers to develop, manufacture, market and sell its products and product candidates and use its proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are or may be developing products. Because patent applications can take many years to publish and issue, there currently may be pending applications, unknown to us, that may later result in issued patents that its products, product candidates or technologies infringe, or that the process of manufacturing its products or any of its respective component materials, or the component materials themselves, infringe, or that the use of its products, product candidates or technologies infringe.

We or our CMOs or component material suppliers may be exposed to, or threatened with, litigation by third parties alleging that our products, product candidates and/or technologies infringe its patents and/or other intellectual property rights, or that one or more of the processes for manufacturing its products or any of its respective component materials, or the component materials themselves, or the use of its products, product candidates or technologies, infringe its patents and/or other intellectual property rights. If a third-party patent or other intellectual property right is found to cover our products, product candidates, technologies or our uses, or any of the underlying manufacturing processes or components, we could be required to pay damages and could be unable to commercialize our products or use our technologies or methods unless we are able to obtain a license to the patent or intellectual property right. A license may not be available to us in a timely manner or on acceptable terms, or at all. In addition, during litigation, the third-party alleging infringement could obtain a preliminary injunction or other equitable remedy that could prohibit us from making, using, selling or importing our products, technologies or methods.

There generally is a substantial amount of litigation involving patent and other intellectual property rights in the industries in which we operate and the cost of such litigation may be considerable. We can provide no assurance that our product candidates or technologies will not infringe patents or rights owned by others, licenses to which might not be available to us in a timely manner or on acceptable terms, or at all. If a third party claims that we or our CMOs or component material suppliers infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, with or without merit, may be expensive and time consuming to litigate and may divert management’s time and attention from our core business;

•

substantial damages for infringement, including the potential for treble damages and attorneys’ fees, which we may have to pay if it is determined that the product and/or its use at issue infringes or violates the third party’s rights;

•	a court prohibiting us from selling or licensing the product unless the third-party licenses its intellectual property rights to us, which we may not be required to do;

•	if a license is available from the third party, we may have to pay substantial royalties, fees and/or grant cross-licenses to the third party; and

•	redesigning our products or processes so they do not infringe, which may not be possible or may require substantial expense and time.

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

Risks Related to Our Industry

We expect competition in the marketplace for our product candidates, should any of them receive regulatory approval.

AeroVanc and Molgradex have received Orphan Drug Designation from FDA and Molgradex has received Orphan Drug Designation from the European Medicines Agency. Orphan Drug Designation will provide market exclusivity in U.S. for seven years and 10 years in Europe, but only if (1) AeroVanc and Molgradex receive market approval before a competitor using the same active compound for the same indication, (2) we are able produce sufficient supply to meet demand in the marketplace, and (3) another product with the same active ingredient is not deemed clinically superior. AeroVanc has also received Qualified Infectious Disease Product (QIDP) status extending market exclusivity by an additional five years in addition to any other exclusivity obtained in the United States.

In terms of Aironite, we are not aware of any pharmacologic therapy of proven benefit for patients with HFpEF. Therapies that have demonstrated efficacy in heart failure with reduced ejection fraction (HFrEF) have thus far failed to demonstrate improved outcomes in patients with HFpEF. A couple Phase 3 studies of Novartis’ LCZ696 in patients with HFpEF are underway, with estimated completion dates of May 2019 and July 2021, respectively. We are aware of other therapies under investigation in earlier stage clinical studies for the treatment of HFpEF. We also are aware of a non-surgical medical device being studied for treatment of HFpEF patients in the U.S., which device has received CE Mark approval in the European Union. Should any therapy that receives approval prior to our product candidates become entrenched in the standard of care, the need for our product candidates may be diminished and/or such competing products may be difficult to displace. However, we believe that, as with HFrEF, there will be a need for a multimodal therapy approach to treating patients with HFpEF.

The industries in which we operate (biopharmaceutical, specialty pharmaceutical, biotechnology and pharmaceutical) are highly competitive and subject to rapid and significant change. Developments by others may render potential application of any of our product candidates in a particular indication obsolete or noncompetitive, even prior to completion of its development and approval for that indication. If successfully developed and approved, we expect our product candidates will face competition. We may not be able to compete successfully against organizations with competitive products, particularly large pharmaceutical companies. Many of our potential competitors have significantly greater financial, technical and human resources than us, and may be better equipped to develop, manufacture, market and distribute products. Many of these companies operate large, well-funded research, development and commercialization programs, have extensive experience in nonclinical and clinical studies, obtaining FDA and other regulatory approvals and manufacturing and marketing products, and have multiple products that have been approved or are in late-stage development. These advantages may enable them to receive approval from the FDA or any foreign regulatory agency before us and prevent us from competing due to their orphan drug protections. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, heightened awareness on the part of academic institutions, government agencies and other public and private research organizations of the potential commercial value of their inventions have led them to actively seek to commercialize the technologies they develop, which increases competition for investment in our programs. Competitive products may be more effective, easier to dose, or more effectively marketed and sold, than theirs, which would have a material adverse effect on our ability to generate revenue.

We are subject to uncertainty relating to healthcare reform measures and reimbursement policies that, if not favorable to our products, could hinder or prevent our products’ commercial success, if any of our product candidates are approved.

The unavailability or inadequacy of third-party payer coverage and reimbursement could negatively affect the market acceptance of our product candidates and the future revenues we may expect to receive from those products. The commercial success of our product candidates, if approved, will depend in part on the extent to which the costs of such products will be covered by third-party payers, such as government health programs, commercial insurance and other organizations. Third-party payers are increasingly challenging the prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. These challenges to prices may be problematic to us since our products are targeted for a small number of patients (those suffering from orphan diseases) thus requiring us to charge very high prices in order to recover development costs and achieve a profit on our revenue. If these third-party payers do not consider our products to be cost-effective compared to other therapies, we may not obtain coverage for our products after approval as a benefit under the third-party payers’ plans or, even if we do, the level of coverage or payment may not be sufficient to allow us to sell our products on a profitable basis.

Significant uncertainty exists as to the reimbursement status for newly approved drug products, including coding, coverage and payment. There is no uniform policy requirement for coverage and reimbursement for drug products among third-party payers in the United States, therefore coverage and reimbursement for drug products can differ significantly from payer to payer. The coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate payment will be applied consistently or obtained. The process for determining whether a payer will cover and how much it will reimburse a product may be separate from the process of seeking approval of the product or for setting the price of the product. Even if reimbursement is provided, market acceptance of our products may be adversely affected if the amount of payment for our products proves to be unprofitable for healthcare providers or less profitable than alternative treatments or if administrative burdens make our products less desirable to use. Third-party payer reimbursement to providers of our products, if approved, may be subject to a bundled payment that also includes the procedure of administering our products or third-party payers may require providers to perform additional patient testing to justify the use of our products. To the extent there is no separate payment for our product(s), there may be further uncertainty as to the adequacy of reimbursement amounts.

The continuing efforts of governments, private insurance companies, and other organizations to contain or reduce costs of healthcare may adversely affect:

•	our ability to set an appropriate price for our products;

•	the rate and scope of adoption of our products by healthcare providers;

•	our ability to generate revenue or achieve or maintain profitability;

•	the future revenue and profitability of our potential customers, suppliers and collaborators; and

•	our access to additional capital.

Our ability to successfully commercialize our products will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish what we believe are appropriate coverage and reimbursement for our products. The containment of healthcare costs has become a priority of federal and state governments worldwide and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs and the new U.S. President has stated that reducing drug pricing is a priority for his administration. We expect that federal, state and local governments in the United States, as well as in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidates or what actions federal, state, or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures reforms may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates, especially in light of our plans to price our product candidates at a high level.

Furthermore, we expect that healthcare reform measures that may be adopted in the future, including the possible repeal and replacement of the Affordable Care Act, which the Trump administration has stated is a priority, are unpredictable, and the potential impact on our operations and financial position is uncertain, but may result in more rigorous coverage criteria, lower reimbursement, and additional downward pressure on the price we may receive for approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products, if approved.

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

Our business (in particular, the use of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval) will expose us to product liability risks. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or involved in the use of our products. If we cannot successfully defend ourselves against any such claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We expect that we will expand our insurance coverage to include the sale of commercial products if us obtain marketing approval for any of our product candidates, but we may be unable to obtain product liability insurance on commercially acceptable terms or may not be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. Large judgments have been awarded in class action lawsuits based on drug products that had unanticipated side effects. A successful product liability claim or series of claims brought against us, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Risks Related to our Common Stock

Our stock price is expected to be volatile.

The market price of our common stock will be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of the common stock to fluctuate include:

•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third party license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed any financial and development projections that we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinions regarding our business and stock;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the cystic fibrosis market generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of the combined organization;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of our securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale and the lock-up agreements lapse, the trading price of our common stock could decline. As of May 5, 2017, we had approximately 15.2 million shares of common stock outstanding. Substantially all of such shares of common stock may be sold in the public market; however, approximately 10.5 million of such shares are subject to lock-up restrictions, which restrictions expire beginning on October 27, 2017. If substantial additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

We will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and Nasdaq. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, our management team will consist of certain officers of us prior to the merger, some of whom have not previously managed and operated a public company. These officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence in us and cause our business or stock price to suffer.

We do not expect to pay any cash dividends in the foreseeable future.

We expect to retain our future earnings to fund the development and growth of the combined organization’s business. As a result, capital appreciation, if any, of our common stock will be stockholders’ sole source of gain, if any, for the foreseeable future.

Because the merger likely has resulted in an ownership change under Section 382 of the Code, our pre-merger net operating loss carryforwards and certain other tax attributes will be subject to limitation. The net operating loss carryforwards and certain other tax attributes may also be subject to limitations as a result of ownership changes.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The merger likely has resulted in an ownership change for us and, accordingly, our net operating loss carryforwards and certain other tax attributes with respect to the pre-closing period will be subject to limitations on use after the merger. The merger may also have resulted in an ownership change for us, in which case, our net operating loss carryforwards and certain other tax attributes would also be subject to limitations. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of its net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

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

Savara Inc.

Date: May 9, 2017	By:	/s/ Robert Neville
Robert Neville Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 9, 2017	By:	/s/ David Lowrance
David Lowrance Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File/Film No.	Date Filed

2.1	Agreement and Plan of Merger and Reorganization, dated January 6, 2017, by and among Mast Therapeutics, Inc., Savara Inc. and Victoria Merger Corp.		Form 8-K	001-32157-17515840	01/09/17

2.2	Form of Voting Agreement, by and between Mast Therapeutics, Inc. and its directors and officers		Form 8-K	001-32157-17515840	01/09/17

2.3	Form of Voting Agreement, by and between Savara Inc. and its directors, officers and certain of its stockholders		Form 8-K	001-32157-17515840	01/09/17

3.1	Amended and Restated Certificate of Incorporation of the registrant		Form 8-K	001-32157-17790390	04/28/17

4.1	Third Amendment to Warrant Agreement, dated as of March 3, 2017, between Mast Therapeutics, Inc. and Hercules Technology III, L.P.		Form 10-K	001-32157-17668472	03/06/17

4.2	Warrant to Purchase Shares of Common Stock of the registrant issued to Silicon Valley Bank on April 28, 2017	X

4.3	Warrant to Purchase Shares of Common Stock of the registrant issued to Life Science Loans II, LLC on April 28, 2017	X

10.1	Fifth Amendment to Loan and Security Agreement, dated as of March 3, 2017, among Mast Therapeutics, Inc., Hercules Capital, Inc. and Hercules Technology III, L.P.		Form 10-K	001-32157-17668472	03/06/17

10.2	Sixth Amendment to Loan and Security Agreement, dated as of April 27, 2017, among Mast Therapeutics, Inc., Hercules Capital, Inc. and Hercules Technology III, L.P.		Form 8-K	001-32157-17797267	04/28/17

10.3	Loan and Security Agreement, dated April 28, 2017, among Savara Inc., Aravas Inc. and Silicon Valley Bank	X

10.4	Common Stock Sales Agreement, dated April 28, 2017, by and between the registrant and H.C. Wainwright & Co., LLC		Form 8-K	001-32157-17797267	04/28/17

10.5	Sub-Sublease Agreement, dated March 23, 2017, by and between Mast Therapeutics, Inc. and MEI Pharma, Inc.		Form 8-K	001-32157-17719751	03/28/17

10.6	Form of Lock-Up Agreement		Form 8-K	001-32157-17515840	01/09/17

10.7	Form of Amendment No. 1 to Lock-Up Agreement, dated January 21, 2017		Form 8-K	001-32157-17541585	01/23/17

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File/Film No.	Date Filed
10.8#	Executive Employment Agreement, dated March 9, 2017, between Savara Inc. and Robert Neville		Form S-4	333-216012-7683380	03/13/17

10.9#	Executive Employment Agreement, dated March 9, 2017, between Savara Inc. and Taneli Jouhikainen		Form S-4	333-216012-7683380	03/13/17

10.10#	Executive Employment Agreement, dated March 9, 2017, between Savara Inc. and David Lowrance		Form S-4	333-216012-7683380	03/13/17

10.11#	Mast Therapeutics, Inc. Form of restricted stock units grant notice and agreement for awards approved on January 17, 2017		Form 10-K	001-32157-17668472	03/06/17

10.12#	Separation Agreement and General Release of Claims between the registrant and Brian M. Culley with corresponding Affirmation	X

10.13#	Separation Agreement and General Release of Claims between the registrant and Brandi L. Roberts with corresponding Affirmation	X

10.14#	Consulting Services Agreement between the registrant and Brandi L. Roberts	X

10.15#	Separation Agreement and General Release of Claims between the registrant and Edwin L. Parsley with corresponding Affirmation	X

10.16#	Consulting Services Agreement between the registrant and Edwin L. Parsley	X

10.17#	Separation Agreement and General Release of Claims between the registrant and Shana Hood with corresponding Affirmation	X

10.18#	Separation Agreement and General Release of Claims between the registrant and Gregory D. Gorgas, executed on January 5, 2017		Form 10-K	001-32157-17668472	03/06/17

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)	X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	X

32.1±	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File/Film No.	Date Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
#	Indicates management contract or compensatory plan
±

These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.