Form 10-Q
period 2017-06-30
Savara Inc
filed 2017-08-09
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2017, the registrant had 24,203,464 shares of common stock, $0.001 par value per share, outstanding.

i

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$61,133	$13,373
Grants and award receivable	—	400
Prepaid expenses and other current assets	2,541	840
Total current assets	63,674	14,613
Property and equipment, net	672	793
In-process R&D	33,071	10,477
Goodwill	28,222	3,051
Other non-current assets	131	—
Total assets	$125,770	$28,934
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,932	$536
Accrued expenses	5,487	2,477
Current portion of capital lease obligation	719	442
Total current liabilities	8,138	3,455
Long-term liabilities:
Accrued interest on convertible promissory notes	—	151
Debt facility	14,579	—
Convertible promissory notes	—	3,448
Put option derivative liability	—	979
Contingent consideration	11,685	9,708
Deferred tax liability	11,180	2,305
Capital lease obligation, net of current portion	297	579
Warrant liability	—	303
Other long-term liabilities	122	20
Total liabilities	46,001	20,948
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.001 par value, 0 and 1,799,906 shares authorized, issued, and outstanding, as of June 30, 2017 and December 31, 2016, respectively	—	3,232
Series B redeemable convertible preferred stock, $0.001 par value, 0 and 6,000,000 shares authorized as of June 30, 2017 and December 31, 2016, respectively; 0 and 5,675,387 shares issued and outstanding as of June 30, 2017 and December 31, 2016; respectively	—	17,301
Series C redeemable convertible preferred stock, $0.001 par value; 0 and 8,000,000 shares authorized as of June 30, 2017 and December 31, 2016, respectively; 0 and 4,452,582 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	23,328
Total redeemable convertible preferred stock	—	43,861
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 500,000,000 and 27,000,000 shares authorized as of June 30, 2017 and December 31, 2016, respectively; 24,203,464 and 3,162,573 shares (after giving effect to the Exchange Ratio and Reverse Stock Split) issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	26	5
Additional paid-in capital	134,222	3,117
Accumulated other comprehensive income (loss)	404	(591)
Accumulated deficit	(54,883)	(38,406)
Total stockholders’ equity (deficit)	79,769	(35,875)
Total liabilities, redeemable convertible preferred stock, and stockholder’s equity (deficit)	$125,770	$28,934

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Grant and award revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,164	1,290	7,111	2,552
General and administrative	5,088	608	6,924	953
Depreciation	91	85	181	170
Total operating expenses	9,343	1,983	14,216	3,675
Loss from operations	(9,343)	(1,983)	(14,216)	(3,675)
Other income (expense):
Interest expense	(516)	(7)	(761)	(17)
Foreign currency exchange loss	(122)	(84)	(154)	(72)
Loss on extinguishment of debt	(1,816)	—	(1,816)	—
Change in fair value of financial instruments	(177)	23	(237)	36
Total other income (expense)	(2,631)	(68)	(2,968)	(53)
Loss before income taxes	(11,974)	(2,051)	(17,184)	(3,728)
Income tax benefit	470	—	707	—
Net loss	$(11,504)	$(2,051)	$(16,477)	$(3,728)
Accretion of redeemable convertible preferred stock	(554)	(2)	(578)	(26)
Deemed dividend on beneficial conversion feature	(404)	—	(404)	—
Net loss attributable to common stockholders	$(12,462)	$(2,053)	$(17,459)	$(3,754)
Other comprehensive income:
Gain (loss) on foreign currency translation	851	—	995	—
Total Comprehensive Loss	$(10,653)	$(2,051)	$(15,482)	$(3,728)
Net loss per share:
Basic and diluted	$(0.90)	$(1.97)	$(2.06)	$(3.63)
Weighted average common shares outstanding
Basic and diluted	13,807,861	1,043,984	8,465,053	1,034,553

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Period Ended June 30, 2017

(In thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock							Stockholders’ Equity (Deficit)
	Redeemable Convertible Series A Preferred Stock		Redeemable Convertible Series B Preferred Stock		Redeemable Convertible Series C Preferred Stock			Common Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Total	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total
Balance on December 31, 2016	1,799,906	$3,232	5,675,387	$17,301	4,452,582	$23,328	$43,861	3,162,573	$5	$3,117	$(38,406)	$(591)	$(35,875)
Repurchase of forfeited restricted common stock	—	—	—	—	—	—	—	(19,045)	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	22	—	460	—	96	578	—	—	(578)	—	—	(578)
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	111,799	—	384	—	—	384
Conversion of convertible notes into common stock	—	—	—	—	—	—	—	1,140,046	1	10,044	—	—	10,045
Conversion of redeemable convertible preferred stock to common stock as effected for the reverse merger exchange ratio	(1,799,906)	(3,254)	(5,675,387)	(17,761)	(4,452,582)	(23,424)	(44,439)	7,034,102	7	44,431	—	—	44,438
Reclassification of warrant liability	—	—	—	—	—	—	—	—	—	370	—	—	370
Beneficial conversion feature	—	—	—	—	—	—	—	—	—	404	—	—	404
Business combination upon Merger	—	—	—	—	—	—	—	3,639,189	4	35,842	—	—	35,846
Issuance of common stock upon public offering, net closing costs	—	—	—	—	—	—	—	9,034,210	9	39,513	—	—	39,522
Issuance of detachable warrants with debt instrument	—	—	—	—	—	—	—	—	—	359	—	—	359
Issuance of common stock upon At The Market sales, net	—	—	—	—	—	—	—	23,550	—	100	—	—	100
Issuance of common stock for settlement of RSUs	—	—	—	—	—	—	—	72,361	—	—	—	—	—
Issuance of common stock upon cashless exercise of stock options	—	—	—	—	—	—	—	4,679	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	236	—	—	236
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	—	995	995
Net loss incurred	—	—	—	—	—	—	—	—	—	—	(16,477)		(16,477)
Balance on June 30, 2017	—	$—	—	$—	—	$—	$—	24,203,464	$26	$134,222	$(54,883)	$404	$79,769

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,477)	$(3,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	181	170
Changes in fair value of financial instruments	237	(36)
Change in fair value of contingent consideration	1,977	—
Noncash interest	400	26
Loss on extinguishment of debt	1,816	—
Foreign currency gain/(loss)	154	72
Amortization of debt issuance costs	204	—
Stock-based compensation	236	112
Changes in operating assets and liabilities:
Grant and award receivable	400	—
Tax refund receivable	(666)	—
Prepaid expenses and other current assets	(817)	(180)
Deferred rent	(7)	16
Accounts payable and accrued expenses	1,847	233
Net cash used in operating activities	$(10,515)	$(3,315)
Cash flows from investing activities:
Cash acquired through Merger	$3,442	$—
Purchase of property and equipment	(60)	(5)
Net cash used in investing activities	$3,382	$(5)
Cash flows from financing activity:
Proceeds from debt facility	$14,894	$—
Proceeds from convertible promissory note	3,569	—
Issuance of common stock upon exercise of warrants	385	—
Issuance of common stock upon public offering	39,522	—
Repayment of long-term debt	(3,567)	—
Issuance of common stock upon at the market offerings, net	100	—
Proceeds from exercise of stock option	—	1
Proceeds from issuance of Series C preferred stock, net	—	776
Capital lease obligation principal payments	(5)	(81)
Net cash provided by financing activities	$54,898	$696
Effect of exchange rate changes on cash and cash equivalents	(5)	—
Increase / (Decrease) in cash and cash equivalents	$47,760	$(2,624)
Cash and cash equivalents beginning of period	13,373	16,683
Cash and cash equivalents end of period	$61,133	$14,059

Non-cash transactions:
Extinguishment and derecognition of put options	2,202	—
Conversion of convertible notes into common stock	8,249	—
Shares issued in connection of business combination and assumed equity awards	35,846	—
Accretion of Series A redeemable convertible preferred stock	22	3
Accretion of Series B redeemable convertible preferred stock	460	12
Accretion of Series C redeemable convertible preferred stock	96	11
Beneficial conversion feature	404	—

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Savara Inc. (“Savara,” the “Company,” or as used in the context of “we” or “us”) is a clinical stage specialty pharmaceutical company focusing on the development and commercialization of product candidates for patients with rare respiratory diseases, including cystic fibrosis (CF), and pulmonary alveolar proteinosis (PAP). Our lead clinical stage product candidate, Molgradex, is an inhaled formulation of recombinant human granulocyte-macrophage colony-stimulating factor (GM-CSF), intended for the treatment of PAP. Our other lead clinical stage product candidate, AeroVanc, is an inhaled formulation of vancomycin, intended for the treatment of persistent methicillin-resistant Staphylococcus aureus (MRSA) lung infection in CF patients. The Company and its wholly owned subsidiaries, Aravas Inc. and Sarara ApS, operate in one segment with its principal offices in Austin, Texas.

On April 27, 2017, Savara completed its business combination with Mast Therapeutics, Inc. ("Mast"), a publicly held company, in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated January 6, 2017 (the "Merger"). In connection with and immediately prior to the effective time of the Merger, Mast implemented a reverse stock split at a ratio of one new share for every 70 shares of its common stock outstanding (the “Reverse Stock Split”).  Under the terms of the Merger Agreement, each outstanding share of Savara common stock was then converted into Mast common stock at a ratio of approximately .5860 of a Savara share (the “Exchange Ratio”).  No fractional shares were issued and instead, shareholders received cash for the value of their fractional shares.  Immediately following the effective date of the Merger, Mast’s preexisting equity holders owned approximately 23% of the combined company, and Savara’s preexisting equity holders owned approximately 77%.

Accordingly, all operations presented in the accompanying financial statements and notes to the financial statements represent the historical activity of Savara, the private company prior to the Merger.

The accompanying financial statements and notes to the consolidated financial statements also give retroactive effect to the common stock Exchange Ratio and Reverse Stock Split of the Merger for all periods presented, including common stock warrants and common stock-based compensation awards.

Following the Merger, Mast was renamed “Savara Inc." and began trading on The Nasdaq Capital Market under the symbol "SVRA." Prior to the Merger, Mast was traded on the New York Stock Exchange under the symbol "MSTX."

The combined company’s pipeline includes:

•	Molgradex
•	AeroVanc
•	Aironite, a sodium nitrite solution for intermittent inhalation via nebulization, which is being developed for the treatment of heart failure with preserved ejection fraction (HFpEF).

Since inception, Savara has devoted substantially all of its efforts and resources to identifying and developing its product candidates, recruiting personnel, and raising capital. Savara has incurred operating losses and negative cash flow from operations and has no product revenue from inception to date. The Company has not yet commenced commercial operations.

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2017, and its results of operations for the six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The December 31, 2016 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016.

2. Summary of Significant Accounting Policies

Liquidity

As of June 30, 2017, the Company had an accumulated deficit of approximately $54.9 million. The Company also had negative cash flow from operations of approximately $10.5 million during the six months ended June 30, 2017. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Accordingly, the Company will need additional capital to further fund the development of, and seek regulatory approvals for, its product candidates and begin to commercialize any approved products.

The Company is currently focused primarily on the development of respiratory drugs and believes such activities will result in the Company’s continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of the Company’s product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of the Company’s product candidates, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents on hand and through a combination of equity offerings, debt financings, government or other third-party funding, and other collaborations and strategic alliances. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

While the Company has cash and cash equivalents of $61.1 million as of June 30, 2017, we intend to continue to raise additional capital through the issuance of additional equity and potentially through borrowings, and strategic alliances with partner companies. However, if such financings are not available timely and at adequate levels, the Company will need to reevaluate its operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The condensed consolidated financial statements of the Company are stated in U.S. dollars and are prepared using U.S. GAAP. These financial statements include the accounts of the Company and its wholly owned subsidiaries. The financial statements of the Company’s wholly owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated Other Comprehensive Income. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management’s estimates include those related to the accrual of research and development costs, the valuation of preferred and common shares, certain financial instruments recorded at fair value, stock-based compensation, and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Accordingly, actual results could be materially different from those estimates.

Risks and Uncertainties

The product candidates being developed by the Company require approvals from the U.S. Food and Drug Administration (FDA) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s product candidates will receive the necessary approvals. If the Company is denied regulatory approval of its product candidates, or if approval is delayed, it may have a material adverse impact on the Company’s business, results of operations and its financial position.

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, risks related to the successful discovery and development of drug candidates, raising additional capital, development of competing drugs and therapies, protection of proprietary technology and market acceptance of the Company’s products. As a result of these and other factors and the related uncertainties, there can be no assurance of the Company’s future success.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and institutional bank money market accounts with original maturities of three months or less when acquired and are stated at cost, which approximates fair value.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with a limited number of high quality financial institutions and at times may exceed the amount of insurance provided on such deposits.

Accrued Research and Development Costs

The Company records the costs associated with research nonclinical studies, clinical trials, and manufacturing development as incurred. These costs are a significant component of the Company’s research and development expenses, with a substantial portion of the Company’s on-going research and development activities conducted by third-party service providers, including contract research and manufacturing organizations.

The Company accrues for expenses resulting from obligations under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers for which payment flows do not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be amortized as the contracted services are performed. As actual costs become known, the Company adjusts its prepaids and accruals. Inputs, such as the services performed, the number of patients enrolled, or the study duration, may vary from the Company’s estimates resulting in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. The Company has not experienced any material deviations between accrued and actual research and development expenses.

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are recorded at their estimated fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and, in some cases, assumptions with respect to the timing and amount of future revenue and expenses associated with an asset.

Goodwill and Acquired In-Process Research and Development (IPR&D)

Goodwill and acquired IPR&D are not amortized but are tested annually for impairment or more frequently if impairment indicators exist. The Company adopted accounting guidance related to annual and interim goodwill and acquired IPR&D impairment tests which allows the Company to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative impairment test is required. The Company experienced a $.1 million and $.4 million increase in the carrying value of goodwill and IPR&D, respectively, related to Savara ApS, from the acquisition date, July 15, 2016, which was due to foreign currency translation.  Additional goodwill and IPR&D were recorded with respect to the Merger.

Tax Refund Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS for the post-acquisition period in 2016 and the six months ended June 30, 2017. Under Danish Tax Law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. As of June 30, 2017, the credits had not yet been received and a receivable of $1.1 million was recorded on the balance sheet in prepaid expenses and other current assets.  The portion of the total Danish tax credit related to the post-acquisition period in 2016 of approximately $.4 million is expected to be collected in November 2017.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. Our chief operating decision maker is the chief executive officer. We have one operating segment, specialty pharmaceuticals within the respiratory system.

Fair Value of Financial Instruments

The accounting standard for fair value measurements provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

•	Level 1 – Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2 – Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
•	Level 3 – Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

Financial instruments carried at fair value include cash and cash equivalents and contingent consideration related to the acquisition of Serendex for which any change is reflected in general and administrative expense, as well as certain warrants classified as liabilities and embedded put options separated from the convertible promissory notes which were converted to common equity or derecognized during the period ended June 30, 2017 as a result of the Merger (Notes 6, 8, and 9). These remaining financial instruments are carried at fair value on a recurring basis.

Financial instruments not carried at fair value include accounts payable and accrued liabilities. The carrying amounts of these financial instruments approximate fair value due to the highly liquid nature of these short-term instruments.

Net Loss per Share

Basic net loss attributable to common stockholders per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period without consideration of common stock equivalents. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods presented as the inclusion of all potential dilutive securities would have been antidilutive.

Redeemable Convertible Preferred Stock and Series B and Series C Warrants

The Series A, Series B, and Series C redeemable convertible preferred stock, previously classified in temporary equity as it was redeemable at the written request of the holders of at least two-thirds of the then outstanding shares of preferred stock, at any time after October 31, 2022, was converted to common stock on the effective date of the Merger subject to the Exchange Ratio. Additionally, certain outstanding warrants to purchase the Series B convertible preferred stock (“Series B Warrants”) previously classified as liabilities were exercised on the effective date of the Merger with any residual Series B warrants expiring in May 2017. Certain outstanding warrants to purchase the Series C redeemable convertible preferred stock (“Series C Warrants”) were reclassified from a liability to common equity as the Series C Warrants have been converted to warrants to purchase common stock subject to the Exchange Ratio following the Merger.

Stock-Based Compensation

The Company recognizes the cost of stock-based awards granted to employees based on the estimated grant-date fair value of the awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The Company recognizes the compensation costs for awards that vest over several years on a straight-line basis over the vesting period (see Note 12). Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. The Company recognizes the cost of stock-based awards granted to nonemployees at their then-current fair values as services are performed, and such awards are remeasured through the counterparty performance date.

Manufacturing Commitments and Contingencies

The Company is subject to various manufacturing royalties and payments related to its product candidate, Molgradex. Upon the successful development, registration and attainment of approval by the proper health authorities, such as the FDA, in any territory except Latin America, Central America and Mexico, the Company must pay a royalty of three percent (3%) on annual net sales to the manufacturer of its Active Pharmaceutical Ingredients (“API”). Under this agreement with the API manufacturer, no signing fee or milestones are included in the royalty payments, and there is no minimum royalty. Additionally, Savara has a commitment to acquire a working cell bank and a master cell bank for approximately $2.0 million from this API manufacturer in the third quarter of 2017.

The Company is also subject to certain contingent milestone payments up to approximately 7.0 million euros based upon various development activities and regulatory approvals payable to the Company’s manufacturer of its nebulizer used to administer Molgradex. In addition to these milestones, the Company will owe a royalty to the manufacturer of its nebulizer based on net sales. The royalty rate ranges from three and a half percent (3.5%) to five percent (5%) depending on the device technology used by the Company to administer the product.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in the period that includes the enactment date. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”). The update aims at making leasing activities more transparent and comparable, and requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which intended to add or clarify guidance on the classification of certain cash receipts and payments on the statement of cash flows. The new guidance addresses cash flows related to the following: debt prepayment or extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and the application of predominance principle to separately identifiable cash flows. ASU 2016-15 is effective for the Company for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for the Company for annual periods beginning after December 15, 2017. The Company’s early adoption of this standard did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued Accounting Standards Update 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which intended to provide clarity when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for the Company for annual periods beginning on or after December 15, 2017 with early adoption permitted. The Company’s early adoption of this standard did not have a material impact on the Company’s financial statements.

3. Prepaid expenses and other current assets

Prepaid expenses, consisted of (in thousands):

	June 30, 2017	December 31, 2016
R&D tax credit receivable	$1,103	$357
Prepaid clinical trial costs	650	243
VAT receivable	91	111
Prepaid insurance	368	35
Deposits and other	329	94
Total prepaid expenses and other current assets	$2,541	$840

4. Accrued expenses and other liabilities

Accrued expenses and other liabilities, consisted of (in thousands):

	June 30, 2017	December 31, 2016
Accrued contracted research and development costs	$4,100	$1,855
Accrued general and administrative costs	849	458
Accrued compensation	527	117
Other	11	47
Total accrued expenses and other liabilities	$5,487	$2,477

5. Acquisitions

(a) Mast

On April 27, 2017, the Company completed the Merger with Mast as discussed in Note 1. The Merger was accounted for as a reverse merger under the acquisition method of accounting whereby Savara was considered to have acquired Mast for financial reporting purposes because, immediately upon completion of the Merger, Savara stockholders held a majority of the voting interest of the combined company.

Pursuant to business combination accounting, the Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value with limited exceptions. The Company used the Multi-Period Excess Earnings Model (MPEEM), a form of the income approach to value the in-process research and development intangible asset.  Under the valuation method, the present value of future cash flows expected to be generated from the in-process research and development of the acquired product candidate, Aironite, was determined using a reasonable discount rate, and identified projected cash flows from Aironite were risk adjusted to take into consideration the probabilities of moving through the various clinical stages.  The excess of the purchase price over the assets acquired and liabilities assumed represents goodwill. The goodwill is primarily attributable to the synergies expected to arise after the acquisition and is not expected to be deductible for tax purposes.  Transaction costs associated with the Merger of approximately $2.1 million are included in general and administrative expense. The total purchase price for Mast was $35.8 million based on the fair value of the outstanding Mast equity on the date of the Merger which was allocated as follows:

Purchase Consideration	(in thousands)
Fair value of Mast shares outstanding	$33,117
Fair value of Mast equity	2,729
Fair value of total consideration	$35,846
Assets acquired and liabilities assumed
Cash and cash equivalents	$3,442
Tangible assets	283
In-process research and development intangible assets	21,692
Liabilities	(2,396)
Debt	(3,407)
Deferred tax liability	(8,677)
Total assets acquired and liabilities assumed	10,937
Goodwill	24,909
$35,846

The final allocation of the purchase price is dependent on the finalization of the valuation of the fair value of assets acquired and liabilities assumed and may differ from the amounts included in these financial statements. The Company expects to complete the final allocation as soon as practical but no later than one year from the acquisition date. Management does not expect adjustments, if any, resulting from changes to the purchase price allocation, to have a material effect on the Company’s financial position or results of operations.

(b) Serendex

On May 13, 2016, the Company entered into a Business Transfer Agreement with Serendex under which Serendex agreed to sell, transfer and assign to the Company all of its assets and subsidiaries, certain of its contracts, and certain of its employees and liabilities. On July 15, 2016, the Company completed the acquisition of Serendex through its wholly-owned subsidiary, Savara ApS, a limited liability company established under the laws in Denmark. Through this acquisition, the Company gained access to the late-stage asset, Molgradex, for the treatment of PAP, with a Phase 3 clinical study ongoing in the EU and Japan which has since been expanded to the United States. In addition to Molgradex, Savara gained access to an experienced development team familiar with all aspects of the Molgradex program.  Pursuant to the Business Transfer Agreement, the Company issued 1,965,400 shares of the Company’s common stock to the seller, after giving effect of the Exchange Ratio and agreed to pay up to $21.5 million of contingent cash consideration upon the attainment of certain contingent development milestones of Molgradex.

(c) Pro Forma

The following summary pro forma condensed consolidated financial information reflects the Merger with Mast as if it had occurred on January 1, 2016 for purposes of the statements of operations. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had the Merger in fact occurred on January 1, 2016, and is not intended to project the Company’s results of operations for any future period. Included in the Savara condensed consolidated statement of operations for the six months ended June 30, 2017 is $0 of revenue and $.6 million of net loss before income tax generated by Mast since April 27, 2017, the acquisition date.

Pro forma condensed consolidated financial information for the six months ended June 30, 2017 and the year ended December 31, 2016 (unaudited) is as follows:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Net revenues	$94	$528
Net loss	$(14,245)	$(42,560)

Pro forma combined net loss includes adjustments to remove transaction costs of $8.4 million and $.6 million for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively, because they will not have a continuing impact on operations, and a reduction in historical interest expense of $1.4 million for the year ended December 31, 2016 due to the new debt to finance the merger and extinguishment of Mast pre-merger debt.

6. Convertible Promissory Notes

A.  2016 Convertible Promissory Note

During 2016, the Company borrowed approximately $4.4 million from several investors under convertible subordinate promissory notes (the “2016 Notes”). Under the amended terms, the 2016 Notes converted into equity in connection with the Merger.  See further discussion under Accounting for the 2016 Notes below.

The 2016 Notes accrued interest at 8.0% per annum computed on the basis of the actual number of days elapsed and a 365-day year. All unpaid principal, together with any then accrued but unpaid interest was due and payable on the earliest of (i) June 30, 2018 (the “Maturity Date”), (ii) the closing of a change of control as defined, or (iii) the occurrence of an event of default, as defined (such earliest date is hereinafter referred to as Maturity). The 2016 Notes were prepayable only with the written consent of the holders of a majority of the principal amount of the then-outstanding 2016 Notes. The following paragraphs describe the original and amended conversion features of the 2016 Notes.

Automatic Conversion

The principal and any accrued interest automatically convert into shares of Qualified Private Placement Financing Securities at the 2016 Note Conversion Price, upon the closing of a Qualified Private Placement Financing (“Private Placement Automatic Conversion”). In the event of a Private Placement Automatic Conversion, the 2016 Notes are converted into a number of Qualified Private Placement Financing Securities determined by dividing (i) the aggregate outstanding principal amount and accrued but unpaid interest by (ii) the 2016 Note Conversion Price. A Qualified Private Placement Financing is defined as the next Private Placement transaction (or series of related transactions) after the date of the 2016 Notes and before Maturity in which the Company issues and sells shares of its preferred stock in exchange for aggregate gross proceeds of at least $5 million (excluding amounts received upon conversion of indebtedness). Private Placement means any equity financing transaction (or series of related transactions) pursuant to a private placement exempt from the registration requirements of the Securities Act, other than pursuant to the exemption provided by Regulation A under the Securities Act (i.e., not a Regulation A Offering or an Initial Public Offering).

The Note Conversion Price is the lesser of (A) (i) the price per share of the Next Round Securities, Qualified Financing Shares or Regulation A Offering Shares, as the case may be, times (ii) 0.8 (i.e. a 20% discount), or (B) the quotient obtained by dividing $125 million (the “Valuation Cap”) by the Company’s fully diluted capitalization immediately prior to the initial closing of the Qualified Financing, Non-Qualified Financing, Qualified Regulation A Offering or Non-Qualified Regulation A Offering in which the Notes are converted. Non-Qualified Private Placement Financing means any transaction (or series of related transactions) after the date of the 2016 Notes and before Maturity in which the Company issues and sells shares of its capital stock in any Private Placement transaction that is not deemed to be a Qualified Private Placement Financing. Next Round Securities means the equity shares sold in a Non-Qualified Private Placement Financing.

The entire outstanding principal amount of the 2016 Notes and any accrued but unpaid interest will be converted automatically into shares of Regulation A securities at the Note Conversion Price upon the closing of a Qualified Regulation A Offering. In the event of an automatic conversion under a Qualified Regulation A Offering, the 2016 Notes will be converted into that number of Regulation A securities determined by dividing (i) the aggregate outstanding principal amount of the 2016 Notes and any accrued but unpaid interest by (ii) the Note Conversion Price. A Qualified Regulation A Offering means a Regulation A Offering with gross proceeds to the Company of at least $5 million in one or more closings during a twelve-month period, excluding amounts received on conversion of the 2016 Notes.

Voluntary Conversion

In the event that the Company consummates a Non-Qualified Private Placement Financing, at the option of each holder or holders of a majority of the outstanding aggregate principal amount, all or part of the outstanding principal and any accrued interest may be converted into Next Round Securities. A Non-Qualified Private Placement Financing is any transaction (or series of related transactions) after the date of the 2016 Notes and before Maturity in which the Company issues and sells shares of its capital stock in any Private Placement transaction that is not deemed to be a Qualified Private Placement Financing at the applicable 2016 Note Conversion Price as defined above.

In the event that the Company consummates a Non-Qualified Regulation A Offering (i) at the option of the holder, but subject to the consent of the board of directors, all or part of the outstanding principal amount of the 2016 Notes and any accrued but unpaid interest may be converted into Regulation A Securities, and (ii) at the option of the holders of a majority of the outstanding principal amount of the 2016 Notes, all or part of the outstanding principal amount of the 2016 Notes and any accrued but unpaid interest will be converted into shares of Regulation A Securities. In the event of such conversion, the 2016 Notes will be converted into that number of shares of Regulation A Securities determined by dividing (x) the aggregate outstanding principal amount of the 2016 Notes and any accrued but unpaid interest by (y) the Note Conversion Price. A Non-Qualified Regulation A Offering means the closing of a Regulation A Offering with gross proceeds to the Company of less than $5 million excluding amounts received on conversion of the 2016 Notes.

Change in Control Conversion

In the event of a Change of Control after the date of the 2016 Notes but prior to Maturity, at the option of each holder or holders of a majority of the outstanding aggregate principal amount, all or part of the outstanding principal amount and any accrued interest, (i) may be converted into the number of shares of Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”) determined by dividing (x) the aggregate outstanding principal amount and any accrued interest by (y) the quotient obtained by dividing (1) the Valuation Cap by (2) the Company’s capital stock outstanding immediately prior to such Change of Control.

A Change of Control means any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, and shall be deemed to be occasioned by, or to include, (i) a merger or consolidation of the Company into or with another entity after which the stockholders of the Company immediately prior to such transaction do not own, immediately following the consummation of the transaction by virtue of their shares in the Company or securities received in exchange for such shares in connection with the transaction, a majority of the voting power of the surviving entity in proportions substantially identical to those that existed immediately prior to such transaction and with substantially the same rights, preferences, privileges and restrictions as the shares they held immediately prior to the transaction, (ii) the sale, transfer or other disposition (but not including a transfer or disposition by pledge or mortgage to a bona fide lender) of all or substantially all of the assets of the Company (other than to a wholly-owned subsidiary), or (iii) the sale or transfer by the Company or its stockholders of more than 50% of the voting power of the Company in a transaction or series of related transactions other than in a transaction or series of transactions effected by the Company primarily for financing purposes.

IPO Conversion

Upon an initial public offering of the Company’s common stock, the entire outstanding principal amount plus any accrued interest under the 2016 Notes automatically converts into shares of Company common stock at the IPO Conversion Price. The IPO Conversion Price means the lesser of the (x) quotient obtained by dividing (1) the Valuation Cap by (2) the Company’s fully diluted capitalization immediately prior to the consummation of the initial public offering or (y) quotient obtained by dividing (1) the pre-money valuation of the Company approved by the board of directors in connection with the Initial Public Offering, by (2) the Company’s fully diluted capitalization immediately prior to the consummation of the Initial Public Offering.

Maturity Date Conversion

The entire outstanding principal amount and any accrued interest under the 2016 Notes automatically converts into shares of Series C Preferred Stock at the Series C Price upon the close of business of the Maturity Date. In the event of such automatic conversion, the 2016 Notes convert into that number of Series C Preferred Stock determined by dividing (i) the aggregate outstanding principal amount of the 2016 Notes plus any accrued interest by (ii) the Series C Price. The Series C Price is $5.2605 as adjusted for stock dividends, stock splits, recapitalizations and other similar events.

Public Listing Conversion

The 2016 Notes and the Series C Warrants, issued with the note subscriptions, were amended to include a conversion clause in the case of the Merger. The amendment provides the warrant holder the right to voluntarily exercise the Series C Warrants; however, the 2016 Notes would be automatically converted in the case of the Merger. Upon the consummation of the Merger or a similar transaction that results in the listing of capital stock of the Company or shares issued in exchange for the capital stock of the Company, the entire principal amount plus any accrued interest under the 2016 Notes automatically converts into shares of Common Stock at $4.22 per share, which was 80% of the estimated Merger per share value, for notes issued on or prior to August 15, 2016 and 80% of the amount equal to the average trading price of Mast’s common stock for the twenty day period ending two days prior to the closing of the Merger, as adjusted by the Exchange Ratio described in the Merger Agreement.

Accounting for the 2016 Notes

Management determined that the automatic conversion upon a Qualified Private Placement Financing, a Qualified Regulation A Offering, a Non-Qualified Private Placement Financing, or a Non-Qualified Regulation A Offering as defined above represented, in substance, a put option (redemption feature) designed to provide the investor with a fixed monetary amount, settleable in shares. Management determined that this put option should be separated and accounted for as a derivative primarily because the put option met the net settlement criterion and the settlement provisions were not consistent with a fixed-for-fixed equity instrument. With respect to the Series C Warrants issued to investors who purchased 2016 Notes prior to August 15, 2016, management determined that the Series C Warrants should also be separated and accounted for as a derivative and classified as a liability.

Both the put option, with a fair value of approximately $1.0 million and warrant liability, with a fair value of approximately $.3 million at inception, were initially recorded as derivative liabilities on the accompanying balance sheet and a corresponding discount to the 2016 Notes. The Company accreted the discount to interest expense on the statement of operations and comprehensive loss over the term of the 2016 Notes using the effective interest rate method. The Company recorded interest expense of $.2 million during the six months ended June 30, 2017 related to the accretion of the total discount through the date of conversion.

Upon the Merger, the date of the automatic conversion under the Public Listing Conversion provisions, the 2016 Notes were surrendered in exchange for shares of the Company’s common stock after giving effect to the Exchange Ratio. The debt host contract and separated derivative liability were both subject to extinguishment accounting, and a loss in the amount of $.9 million was recorded in the Statement of Operations and Comprehensive Loss.  The loss was calculated as the difference between the net book value of the 2016 Notes plus the fair value of the put option immediately prior to the Automatic Conversion, and the fair value of the common stock into which the 2016 Notes were converted.

B.  2017 Convertible Promissory Note

During 2017, the Company borrowed approximately $3.6 million from several investors under convertible subordinate promissory notes (the “2017 Notes”) which converted into equity in connection with the Merger. The 2017 Notes accrued interest at 8.0% per annum computed on the basis of the actual number of days elapsed and a 365-day year. All unpaid principal, together with any then accrued but unpaid interest was due and payable on the earliest of (i) June 30, 2018, (ii) the closing of a change of control as defined, or (iii) the occurrence of an event of default, as defined (such earliest date is hereinafter referred to as Maturity). The 2017 Notes were prepayable only with the written consent of the holders of a majority of the principal amount of the then-outstanding 2017 Notes. The terms and conditions of the 2017 Notes were substantially consistent with the 2016 Notes as described above, other than the Public Listing Conversion feature which is described below.

Public Listing Conversion

Immediately prior to, but in any event conditioned upon the consummation of a merger or similar transaction that results in the listing of capital stock the Company or shares issued in exchange for the capital stock of the Company on any tier of any U.S. national securities exchange, including the transactions described in the Merger Agreement, the entire outstanding principal amount of the 2017 Notes, any accrued but unpaid interest and any other amounts payable under the 2017 Notes shall be converted automatically into shares of the Company’s common stock, as adjusted for the Exchange Ratio, at the Reverse Merger Conversion Price.  Upon such occurrence, the 2017 Notes shall be converted into that number of shares of common stock determined by dividing (i) the aggregate outstanding principal amount of the 2017 Notes, any accrued but unpaid interest, and any other amounts payable under the 2017 Notes by (ii) the Reverse Merger Conversion Price.  The Reverse Merger Conversion Price means eighty percent of the amount equal to the average trading price of Mast’s common stock for the twenty-day period prior to the Merger date.

Accounting for the 2017 Notes

Management determined that the automatic conversion upon a Qualified Private Placement Financing, a Qualified Regulation A Offering, a Non-Qualified Private Placement Financing, or a Non-Qualified Regulation A Offering as defined above represented, in substance, a put option (redemption feature) designed to provide the investor with a fixed monetary amount, settleable in shares. Management determined that this put option should be separated and accounted for as a derivative primarily because the put option met the net settlement criterion and the settlement provisions were not consistent with a fixed-for-fixed equity instrument.

The put option, with a fair value of approximately $.8 million at inception, was initially recorded as a derivative liability on the accompanying balance sheet and a corresponding discount to the 2017 Notes. The Company accreted the discount to interest expense on the statement of operations and comprehensive loss over the term of the 2017 Notes using the effective interest rate method. The Company recorded interest expense of approximately five thousand dollars during the six months ended June 30, 2017 related to the accretion of the discount through the date of conversion.

Upon the Merger, the date of the automatic conversion under the Public Listing Conversion provisions, the 2017 Notes were surrendered in exchange for the Company’s common stock after giving effect to the Exchange Ratio. The debt host contract and separated derivative liability were both subject to extinguishment accounting, and a loss in the amount of approximately $.9 million was recorded in the Statement of Operations and Comprehensive Loss.  The loss was calculated as the difference between the net book value of the 2017 Notes plus the fair value of the put option immediately prior to the Automatic Conversion, and the fair value of the common stock into which the 2017 Notes were converted.

7. Debt Facility

On April 28, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “Loan Agreement”). The Loan Agreement provides for a $15 million debt facility, of which the first tranche, or $7.5 million, was immediately available to the Company upon completion of the Merger with a minimum market cap of $100 million. The Company executed the first tranche in early May 2017. The primary use of the capital was for the repayment of $3.7 million of principal debt and fees of Mast assumed in the Merger.  The residual capital will be utilized to fund ongoing development programs of the Company and for general corporate purposes. Under the terms of the Loan Agreement, the Company may, but is not obligated to draw a second tranche of $7.5 million available through June 30, 2017, subject to the achievement of certain corporate milestones specifically a minimum new capital raise with combined proceeds of at least $40 million through a secondary offering, private investment in public entity (PIPE), ATM, partnerships or grant to be received within twelve months of signing the agreement.

On June 15, 2017, following an underwritten public offering of 9,034,210 shares of the Company’s common stock and the sale of 23,550 shares of the Company’s common stock under the At The Market Sales Agreement (Note 9), the Company executed the second tranche of the Loan Agreement for $7.5 million as the financing conditions under the Loan Agreement had been met.

The Loan Agreement contains customary affirmative and negative covenants, including among others, covenants limiting our ability and our subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates, in each case subject to certain exceptions.

The Loan Agreement bears interest at the prime rate reported in The Wall Street Journal, plus a spread of 4.25%. Interest only payments are due through September 2018 followed by monthly payments of principal plus interest over the following thirty (30) months.  Since the second tranche was fully extended, the interest only period was extended for an additional six (6) months, through March 2019 followed by monthly payments of principal plus interest over the following twenty-four (24) months through the maturity date of March 1, 2021 under the Loan Agreement provisions. We were obligated to pay customary closing fees and are obligated to pay a final payment of 6.0% of the aggregate principal amount of term loans advanced under the facility. The end of term charge of $.9 million will be due on the scheduled maturity date and is being recognized as an increase to the principal with a corresponding charge to interest expense over the term of the facility using the effective interest method.

In connection with the Loan Agreement, we paid $.1 million in legal costs directly attributable to issuing the debt instrument. Such charges were accounted for as debt issuance costs and are being amortized to interest expense using the effective interest method through the scheduled maturity date.

Upon funding the first tranche of the Loan Agreement, the Company was obligated to issue warrants to purchase shares of the Company’s common stock equal to 3.0% of the funded amount divided by the exercise price to be set based on the average price per share over the preceding 10 trading days prior to closing.  The number of shares callable under the warrant agreement for the first tranche and exercise price were 24,725 shares of the Company’s common stock at an exercise price of $9.10 per share, with a ten year life, expiring April 28, 2027 (“April 2017 Warrants”).

Upon funding the second tranche of the Loan Agreement, the Company was obligated to issue warrants to purchase shares of the Company’s common stock equal to 3.0% of the funded amount divided by an exercise price to be set based on the average price per share over the preceding 10 trading days prior to funding or the price per share prior to the day of funding. As such, the Company issued a second warrant for 41,736 shares at an exercise price of $5.39 with a ten year life, expiring June 15, 2027 (“June 2017 Warrants”).

The April 2017 Warrants and June 2017 Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions: volatility of 71.42% and 71.57%, respectively, expected term of ten years, risk-free interest rate of 2.33% and 2.16%, respectively, and a zero dividend yield. The collective warrant fair value of $.4 million has been recorded as a debt discount and is being amortized through interest expense using the effective interest method through the scheduled maturity date.

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value (in thousands):

	As of June 30, 2017
	Short-term	Long-term
Principal payments to lender and end of term charge	$—	$15,025
Debt Issuance costs	—	(99)
Debt discount related to warrants	—	(347)
Carrying Value	$—	$14,579

8. Fair Value Measurements

The Company measures and reports certain financial instruments at fair value on a recurring basis and evaluates its financial instruments subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them in each reporting period. The Company determined that the warrant liability for the Series B and Series C Warrants, the put options on the 2016 Notes and 2017 Notes, described further in Note 6, and the contingent consideration, described further below, were Level 3 financial instruments. The fair value of these instruments as of June 30, 2017 and December 31, 2016 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2017:
Contingent consideration	$—	$—	$11,685
As of December 31, 2016:
Put option	$—	$—	$979
Warrant liability	$—	$—	$303
Contingent consideration	$—	$—	$9,708

The estimated fair value of the put option on the 2016 Notes was determined using a multi-scenario probability weighted average method analysis in which the future probability of the equity financing event or Merger was weighted for its respective probability. The Company used the following assumptions to value the put option on the 2016 Notes and 2017 Notes as of June 30, 2017 and December 31, 2016. Upon the Merger date, April 27, 2017, the 2016 Notes and 2017 Notes were automatically converted into shares of common stock of the Company.

Assumption	June 30, 2017	December 31, 2016
Discount rate	—	0.43%
Probability of event	—	85.0%

Changes in the unobservable inputs noted above would impact the fair value of the put options and have a corresponding impact on the Company’s net loss. The probability of the automatic conversion feature was determined by management based on its consideration of the expected timeline for the next round of Financing, Merger, and historical experience. Increases (decreases) in discount rate would decrease (increase) the value of the put options, and an increase (decrease) in the probability of the equity financing event or Merger event occurring would increase (decrease) the value of the put options.

The estimated fair value of the warrant liability (Series B Warrants and Series C Warrants) was determined using a Noreen Wolfson option pricing model. The assumptions used in valuing these warrants are presented in the table below.  The warrant liability was reclassified as common equity upon the Merger date.

Assumption	June 30, 2017	December 31, 2016
Expected term	—	0.42 – 4.50
Expected dividend yield	—	—
Expected volatility	—	44.65% - 60.66%
Risk-free interest rate	—	0.58% - 1.82%

Changes in the unobservable inputs noted above would impact the fair value of the liabilities and have a corresponding impact on the Company’s net loss. Increases (decreases) in the expected term and expected volatility would increase (decrease) net loss and the value of the warrant liability and an increase(decrease) in the risk-free interest rate would decrease (increase) net loss and the value of the warrant liability. Pursuant to the acquisition of certain assets, liabilities, and subsidiaries of Serendex (see Note 1), Savara agreed to pay the seller, in addition to a stipulated amount of shares of Savara’s common stock, (i) $5 million upon receipt of marketing approval of Molgradex (the Product) by the European Medicines Agency, (ii) $15 million upon receipt of marketing approval of the Product by the FDA, and (iii) $1.5 million upon receipt of marketing approval of the Product by the Japanese Pharmaceuticals and Medical Devices Agency (the “Contingent Milestone Payments”). The Company estimates the likelihood of approval in each region, separately, based on the product candidate’s current phase of development and utilizing published studies of clinical development success rates for comparable non-oncology orphan drugs. The present value of the potential cash outflows from the probability weighted Contingent Milestone Payments is then estimated by taking into consideration that the Contingent Milestone Payments are similar to a business expense of the Company and would be senior to any Company debt obligations. The resulting weighted average present value factor is then applied to discount the probability adjusted Contingent Milestone Payments for each region to derive the fair value of the Contingent Milestone Payments.

The following tables sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument (in thousands) for the six months ended June 30, 2017 and year ended December 31, 2016:

	Warrant Liability	Put Option on 2016 Note and 2017 Note	Contingent Consideration
As of December 31, 2015	$274	$—	$—
Put option at issuance of 2016 Notes	—	977	—
Contingent consideration	—	—	9,524
Issuance of Series C Warrants	259	—	—
Change in fair value	(230)	2	184
Balance at December 31, 2016	$303	$979	$9,708
Change in fair value	67	169	1,977
Put option at issuance of 2017 Notes	—	828	—
Reclassification of warrant liability to common equity	(370)	—	—
Conversion of 2016 and 2017 Notes	—	(1,976)	—
Balance at June 30, 2017	$—	$—	$11,685

The Company records changes in fair value of the contingent consideration in general and administrative expense.

As of June 30, 2017, the Company determined that there would be a change to the Molgradex program due to the FDA’s guidance on the clinical program requirements for a New Drug Application submission in the U.S. related to the Molgradex product, which was issued in May 2017.  Based on the FDA's guidance, the Company will modify certain criteria of its Molgradex development program which the Company believes will accelerate the development timeline in the U.S.  The Company accordingly accounted for this change in its valuation of the contingent consideration as of June 30, 2017.  The Company also accounted for the time value of money related to the Contingent Milestone Payments from December 31, 2016 to June 30, 2017 in its assessment. Accordingly, the related contingent consideration liability was remeasured to $11.7 million as of June 30, 2017.

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the six months ended June 30, 2017 and 2016.

9. Shareholders’ Equity

Public Offering

On June 7, 2017, the Company completed an underwritten public offering consisting of 9,034,210 shares of its common which included 613,157 shares upon the partial exercise of the underwriters' option to purchase additional shares of Savara common stock at the public offering price, less the underwriting discounts and commissions. The underwriters’ option to purchase the remaining balance of additional shares expired as of June 30, 2017. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $39.5 million. The Company intends to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for its product candidates, and general and administrative expenses. The public offering was executed under an existing shelf registration statement as previously filed with the Securities and Exchange Commission on August 12, 2015 and declared effective on August 19, 2015.

Common Stock Sales Agreement/At The Market (ATM)

On April 28, 2017, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $18.0 million. The Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. Subject to the terms and conditions of the Sales Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

On April 27, 2017, the Company delivered written notice to Cowen and Company, LLC that it was terminating its prior Sales Agreement, dated August 21, 2015.

During the six months ended June 30, 2017, the Company sold 23,550 shares of common stock under the sales agreement, for net proceeds, of approximately $.1 million.

Common Stock

The Company’s amended and restated certificate of incorporation, effective upon the completion of the Merger, authorizes the Company to issue 501 million shares of common and preferred stock, consisting of 500 million shares of common stock with $0.001 par value and 1 million shares of preferred stock with $0.001 par value.  The following is a summary of the Company’s common stock at June 30, 2017 and December 31, 2016, which reflects Savara as a private company prior to the Merger, as restated for the Exchange Ratio upon closing of the Merger.

	June 30, 2017	December 31, 2016
Common stock authorized	500,000,000	27,000,000
Common stock outstanding	24,203,464	3,162,573

The Company’s shares of common stock reserved for issuance as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Series A Preferred Stock	—	1,799,906
Series B Preferred Stock	—	5,675,387
Series C Preferred Stock	—	4,452,582
Series B Warrants	—	289,966
Series C Warrants	—	125,885
Warrants from Mast acquired in Merger	1,152,231	—
Warrants Converted Pursuant to Merger	74,992	—
April 2017 SVB Warrants	24,725	—
June 2017 SVB Warrants	41,736	—
Stock options outstanding	1,746,500	1,814,645
Total shares reserved	3,040,184	14,158,371

Redeemable Convertible Preferred Stock

Prior to the Merger and the effect of the Exchange Ratio, the Company had 11,927,875 issued and outstanding shares of preferred stock, of which 1,799,906 shares were designated as Series A redeemable convertible preferred stock ("Series A"), 5,675,387 shares were designated as Series B redeemable convertible preferred stock ("Series B"), and 4,452,582 shares were designated as Series C convertible preferred stock ("Series C").

In the Merger, the previously outstanding shares of Series A and Series B preferred stock were converted on a one-to-one basis into shares of common stock and then subject to the Exchange Ratio. Due to the conversion of the 2016 Notes and 2017 Notes upon the Merger, the holders of Series C preferred stock received broad-based weighted average anti-dilution protection such that the previously outstanding shares of Series C preferred stock were converted on a 1:1.01706 basis (the “Anti-Dilution Conversion Ratio”) into shares of common stock and then adjusted for the Exchange Ratio.  Following the merger, there were no shares of preferred stock outstanding.

Warrants

Immediately prior to the Merger, Series B preferred stock warrants were exercised (either on a net exercise basis or for cash) and exchanged for 111,799 shares of the Company’s common stock after giving effect to the Exchange Ratio.  Proceeds from the cash exercises were $.4 million.

Pursuant to the Merger, the warrants for Series C preferred stock (“Series C Warrants”) were converted to warrants to purchase 74,992 shares of the Company’s common stock after giving effect to both the Anti-Dilution Conversion Ratio and Exchange Ratio.

The following table summarizes the outstanding warrants for the Company’s common stock as of June 30, 2017:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
401,391	$45.50	June 2018
314,446	$52.50	November 2019
32,467	$7.00	August 2020
403,927	$29.40	February 2021
74,992	$8.98	June 2021
24,725	$9.10	April 2027
41,736	$5.39	June 2027
1,293,684

Beneficial Conversion Feature

Due to the conversion of the 2016 Notes and 2017 Notes upon the Merger resulting in an Anti-Dilution Conversion Ratio to the holders of Series C preferred stock and Series C Warrants, a Contingent Beneficial Conversion Feature (“BCF”) was triggered resulting in an intrinsic BCF value attributable to the securities of approximately $.4 million , collectively.  Since the conversion of the Series C preferred stock and Series C Warrants occurred contemporaneously on the BCF commitment date, the Company measured the value on that date and recorded the BCF as a “deemed dividend.”

Financial Advisor Fees

The Company executed an agreement with Canaccord Genuity in February 2016 as modified in March 2017 (collectively the “Advisory Agreement”) where the Company was obligated to pay Canaccord a success fee upon the closing of the Merger. As of June 30, 2017, following the Merger and public offering on June 7, 2017, the Company paid Canaccord Genuity $.5 million related to the success fee for the Merger and recorded a liability of $.5 million for the remaining fee due under the Advisory Agreement following the public offering and which was paid in July 2017.

10. Commitments

Operating Leases

On March 23, 2017, we entered into a sub-sublease agreement for approximately 13,707 square feet of rentable office space located in San Diego, California. The subleased space served as Mast’s corporate headquarters.  However, as a result of the Merger, the Company no longer had an ongoing need for these facilities. The term of the sub-sublease commenced on July 1, 2017 and expires on May 31, 2020, coterminous with a sublease agreement dated June 19, 2014 with the Sublessor. Monthly base rent under the sub-sublease is approximately forty-four thousand dollars, subject to increases of 3.0% annually on the anniversary of the commencement date of the sub-sublease term. However, monthly base rent for calendar month two of the sub-sublease term was abated.

Settlement with Clinical Vendor

On June 29, 2017, the Company executed a Memorandum of Understanding (“MOU”) with TFS Trial Form Support International AB (“TFS”) and DOT World Co., Ltd. (“DOT”) in order to resolve the issue of outstanding payment for services owed to DOT by Serendex in connection with the Molgradex clinical trial conducted prior to our acquisition of Serendex in July 2016. As part of this MOU, the Company agreed to pay TFS approximately 53 million Japanese Yen (approximately $.5 million) based on an installment payment schedule through December 31, 2017, if Serendex failed to pay the parties in full by June 30, 2017. As of June 30, 2017, Serendex failed to pay TFS in full. Therefore, the Company has accrued the settlement amount in full at June 30, 2017 and is pursuing collection from Serendex.

Risk Management

The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to these risks to an acceptable level.

Employment Agreements

Certain executive officers are entitled to payments if they are terminated without cause or as a result of a change in control. Upon termination without cause, and not as a result of death or disability, each of such officers is entitled to receive a payment of base salary for three to twelve months following termination of employment and such officer will be entitled to continue to receive coverage under medical and dental benefit plans for three to twelve months or until such officer is covered under a separate plan from another employer. Upon a termination other than for cause or for good reason within twelve months following a change in control, each of such officers will be entitled to the same benefits as upon termination without cause and will also be entitled to certain acceleration of such officer's outstanding unvested options at the time of such termination.

11. Related Party Transactions

Pursuant to the public offering on June 7, 2017 (Note 9), Zambon SpA purchased 4,693,540 shares of the Company's common stock and holds approximately 19.4% of the Company's outstanding shares and voting interests of the Company as of June 30, 2017.

12. Stock-Based Compensation

A. 2008 Stock Option Plan

The Company adopted the Savara Inc. Stock Option Plan (the “2008 Plan”), pursuant to which the Company had reserved shares for issuance to employees, directors, and consultants. The 2008 Plan includes 1) the option grant program providing for both incentive and non-qualified stock options, as defined by the Internal Revenue Code, and 2) the stock issuance program providing for the issuance of awards that are valued based upon common stock, including restricted stock, dividend equivalents, stock appreciation rights, phantom stock, and performance units. The 2008 Plan also allows eligible persons to purchase shares of common stock at an amount determined by the Plan Administrator. Upon a participant’s termination, the Company retains the right to repurchase unvested shares issued in conjunction with the stock issuance program at the fair market value per share as of the date of termination.

Prior to the closing of the Merger, the Company had issued incentive and non-qualified options and restricted stock to employees and non-employees under the 2008 Plan. The terms of the stock options, including the exercise price per share and vesting provisions, are determined by the board of directors. Stock options were granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant based upon objective and subjective factors including: third-party valuations, preferred stock transactions with third parties, current operating and financial performance, management estimates and future expectations. Stock option grants typically vest quarterly over three to four years and expire ten years from the grant date, and restricted stock grants vest on a quarterly basis over four years and expire ten years from the grant date. As of June 30, 2017, 562,596 shares of restricted stock had been issued excluding forfeited shares of restricted stock and after giving effect to the Exchange Ratio.

Restricted Stock

The Company values stock-based compensation related to grants of its restricted stock, which have been issued up to the Merger date, based on the fair value of the Company’s common stock as of the grant date and recognizes the expense over the requisite service period, usually four years, adjusted for estimated forfeitures. To determine the value of its common stock, the Company utilized the Option Pricing Method. The valuation methodology includes estimates and assumptions that require the Company’s judgment. Inputs used to determine the estimated fair value of the Company’s common stock include the equity value of the Company, expected timing to a liquidity event, a risk-free interest rate and the expected volatility. Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact on the fair value measurement of the Company’s common stock.

During the six months ended June 30, 2017 and 2016, the Company did not issue any shares of restricted stock to employees for compensation.

Stock Options

The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company’s employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. The Company uses the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. The valuation of stock options is also impacted by the valuation of common stock. Refer to the section above for further information on the valuation methodology utilized by the Company to determine the value of its common stock.

Changes in 2008 Plan

Subsequent to the Merger, the Company will no longer issue any stock based awards under the 2008 Plan.

B. 2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was amended and approved by stockholders in June 2015. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted share units (“RSUs”), performance units, shares and other share-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of June 30, 2017, the number of shares of our common stock available for grant under the 2015 Plan was 523,321 shares.

C. Stock-Based Award Activity

The following table provides a summary of stock-based awards for the 2008 Plan and 2015 Plan (the “Plans”) for the six months ended June 30, 2016, after giving effect of the Reverse Stock Split and Exchange Ratio:

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Stock Options	RSUs	Total	Stock Options	RSUs	Total
Outstanding as of December 31	2,129,856	—	2,129,856	1,079,674	—	1,079,674
Granted	7,500	72,588	80,088	137,838	—	137,838
Exercised	(4,822)	(72,361)	(77,183)	(823)	—	(823)
Forfeited	(386,034)	(227)	(386,261)	(642)	—	(642)
Outstanding as of June 30	1,746,500	—	1,746,500	1,216,047	—	1,216,047

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three months ended June 30, 2017 and 2016 and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Research and development	$38	$22	$74	$45
General and administrative	117	29	162	67
Total stock-based compensation	$155	$51	$236	$112

In May 2017, the Company accelerated the vesting of 67,755 stock options and 18,246 shares of restricted stock, after giving effect to the Exchange Ratio.  The acceleration was a preexisting condition of the incentive stock awards at the issuance date and did not trigger a modification of the respective incentive stock awards. The Company recognized additional expense of $0.1 million during the six months ended June 30, 2017 as a result of the acceleration.

13. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net loss per share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive.

As of June 30, 2017 and 2016, potentially dilutive securities include:

	Six Months Ended
	June 30, 2017	June 30, 2016
Awards under equity incentive plan	1,746,500	1,216,047
Unvested restricted shares	40,604	144,612
Series A Contingent Redeemable Preferred Stock	—	1,054,744
Series B Contingent Redeemable Preferred Stock	—	3,325,776
Series C Contingent Redeemable Preferred Stock	—	2,653,726
Warrants to purchase Series B Contingent Redeemable Preferred Stock	—	169,816
Warrants to purchase common stock	1,293,684	—
Total	3,080,788	8,564,721

The following table reconciles basic earnings per share of common stock to diluted earnings per share of common stock for the three months ended June 30, 2017 and 2016 and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss	$(11,504)	$(2,051)	$(16,477)	$(3,728)
Accretion of convertible redeemable preferred stock	(554)	(2)	(578)	(26)
Deemed dividend on beneficial conversion feature	(404)	—	(404)	—
Net loss attributable to common stockholders	(12,462)	(2,053)	(17,459)	(3,754)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(12,462)	(2,053)	(17,459)	(3,754)
Weighted average common shares outstanding, basic and diluted	13,807,861	1,043,984	8,465,053	1,034,553
Basic and diluted EPS	$(0.90)	$(1.97)	$(2.06)	$(3.63)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND

RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions and beliefs. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” in this Quarterly Report on pages 34 through 55.

Overview

Savara is a clinical stage specialty pharmaceutical company focused on the development and commercialization of product candidates for patients with rare respiratory diseases, including cystic fibrosis (CF), and pulmonary alveolar proteinosis (PAP). Savara’s first lead clinical stage product candidate, Molgradex, is an inhaled formulation of recombinant human granulocyte-macrophage colony-stimulating factor (GM-CSF), intended for the treatment of PAP. Savara’s second lead clinical stage product candidate, AeroVanc, is an inhaled formulation of vancomycin, intended for the treatment of persistent methicillin-resistant Staphylococcuaureus (MRSA) lung infection in CF patients. Savara operates in one segment and has its principal offices in Austin, Texas. Since inception, Savara has devoted substantially all of its efforts and resources to identifying and developing its product candidates, recruiting personnel, and raising capital. Savara has incurred operating losses and negative cash flow from operations and has no material product revenue from inception to date. Savara has not yet commenced commercial operations. From inception of Savara, as a private company prior to the Merger, to June 30, 2017, Savara has raised net cash proceeds of approximately $101.4 million, from a public offering and private placements of convertible preferred stock, note financings and debt financings.

Savara has never been profitable and has incurred operating losses in each year since inception. Savara’s net losses were $16.5 million for the six months ended June 30, 2017 and $10.9 million for the year ended December 31, 2016. As of June 30, 2017, Savara had an accumulated deficit of $54.9 million. Substantially all of Savara’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

Savara has chosen to operate by outsourcing its manufacturing and most of its clinical operations. Savara expects to incur significant additional expenses and increasing operating losses for at least the next several years as it initiates and continues the clinical development of, and seeks regulatory approval for, its product candidates and adds personnel necessary to operate as a public company, following the Merger, with an advanced clinical candidate pipeline of products. In addition, Savara operating as a publicly traded company, following the Merger, will involve the hiring of additional financial and other personnel, upgrading financial information systems and incurring costs associated with operating as a public company. Savara expects that its operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

As of June 30, 2017, Savara had cash of $61.1 million. Savara will continue to require substantial additional capital to continue its clinical development and potential commercialization activities. Accordingly, Savara will need to raise substantial additional capital to continue to fund its operations. The amount and timing of its future funding requirements will depend on many factors, including the pace and results of its clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on its financial condition and its ability to develop its product candidates.

Recent Events

On April 27, 2017, Savara completed its business combination with Mast in accordance with the terms of the Merger Agreement, dated January 6, 2017. In connection with and immediately prior to the effective time of the Merger, Mast implemented a reverse stock split at a ratio of one new share for every 70 shares of its common stock outstanding.  Under the terms of the Merger Agreement, each outstanding share of Savara common stock was then converted into Mast common stock at the Exchange Ratio.  No fractional shares were issued and instead, shareholders received cash for the value of their fractional shares.  As a result of the Merger, the Mast equity holders own approximately 23% of the combined company, and Savara’s pre-existing equity holders own approximately 77%.

Prior to the closing of the Merger, the Company completed a 2017 Convertible Promissory Note (the “2017 Notes”) financing. The 2017 Notes carry an annual simple interest rate of 8.0% and were convertible into shares of the Company’s equity dependent upon the earlier of the maturity date of June 30, 2018, a subsequent qualified financing, change of control event, Regulation A offering, a public offering, including an initial public offering or a public listing conversion such as a reverse merger, or at the consent of a majority of the noteholders.  Upon the occurrence of the Merger on April 27, 2017, the 2017 Notes, principal only, automatically converted at a conversion price of 80% percent of the amount equal to the average trading price of Mast common stock for the twenty-day period ending two days prior to the closing of the Merger, or $0.13, as adjusted by an exchange ratio described in the Merger Agreement. Subsequent to March 31, 2017, the Company raised approximately $3.5 million under the 2017 Notes.

On April 28, 2017, Savara entered into a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which Savara may offer and sell, from time to time, through Wainwright, shares of its common stock (the “Shares”), having an aggregate offering price of not more than $18.0 million. The shares will be offered and sold pursuant to Savara’s shelf registration statement on Form S-3. Subject to the terms and conditions of the Sales Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon Savara’s instructions. Savara has provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” (‘ATM’) as defined in Rule 415 under the Securities Act of 1933, as amended. Savara has no obligation to sell any of the Shares, and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

On April 28, 2017, Savara and its subsidiary, Aravas, entered into a Loan and Security Agreement with Silicon Valley Bank . The agreement provides for a $15 million debt facility, $7.5 million of which was immediately available to Savara upon completion of the Merger with a minimum market cap of $100 million. The primary use of the capital was for the repayment of pre-merger debt of $3.7 million owed to Hercules Technology Growth Capital. In addition, the capital will be utilized to fund ongoing development programs of Savara and for general corporate purposes. Under the terms of the agreement, Savara may draw an additional amount of $7.5 million through June 30, 2017, subject to the achievement of certain corporate milestones specifically a minimum new capital raise with combined proceeds of at least $40 million through a secondary offering, private investment in public entity (PIPE), ATM, partnerships or grants to be received within twelve months of signing the agreement. This achievement was met during Q2 2017 and Savara subsequently drew the additional $7.5 million on June 15, 2017.

Initially, interest only payments were due through September 2018 followed by monthly payments of principal plus interest over the following thirty (30) months. With the second tranche fully utilized, the interest only period has been extended for an additional six (6) months, through March 2019 followed by monthly payments of principal plus interest over the following twenty-four (24) months. Interest of prime plus 4.25% will be charged per the agreement and the maturity date is March 1, 2021. Upon funding the first tranche, Savara issued warrants to purchase shares of Savara’s common stock equal to 3.0% of the funded amount divided by the exercise price to be set based on the average price per share over the preceding 10 trading days prior to closing or the price per share prior to the day of closing. Upon funding of the second tranche, Savara issued warrants to purchase shares of Savara common stock equal to 3.0% of the funded amount divided by an exercise price to be set based on the average price per share over the preceding 10 trading days prior to funding or the price per share prior to the day of funding.

Financial Operations Overview

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development, such as the development of Savara’s product candidates. Savara recognizes all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

•	expenses incurred under agreements with consultants and clinical trial sites that conduct research and development activities on Savara’s behalf;
•	laboratory and vendor expenses related to the execution of clinical trials;
•	contract manufacturing expenses, primarily for the production of clinical supplies; and
•	internal costs that are associated with activities performed by Savara’s research and development organization and generally benefit multiple programs.

Where appropriate, these costs are allocated by product candidate. Any unallocated internal research and development costs consist primarily of:

•	personnel costs, which include salaries, benefits and stock-based compensation expense;
•	allocated facilities and other expenses, which include expenses for rent and maintenance of facilities and depreciation expense; and
•	regulatory expenses and technology license fees related to development activities.

The largest component of Savara’s operating expenses has historically been its investment in research and development activities. The following table shows Savara’s research and development expenses for the three months ended June 30, 2017 and 2016 and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Product candidates:
AeroVanc	$1,886	$1,290	$2,875	$2,552
Molgradex	2,151	—	4,109	—
Aironite	127	—	127	—
Total research and development expenses	$4,164	$1,290	$7,111	$2,552

Savara expects research and development expenses will increase in the future as Savara advances its product candidates into and through clinical trials and pursues regulatory approvals, which will require a significant increased investment in regulatory support and contract manufacturing and inventory build-up related costs. In addition, Savara continues to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to license fee and/or milestone payments.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. Savara may never succeed in timely developing and achieving regulatory approval for its product candidates. The probability of success of Savara’s product candidates may be affected by numerous factors, including clinical data, competition, intellectual property rights, manufacturing capability and commercial viability. As a result, Savara is unable to accurately determine the duration and completion costs of Savara’s development projects or when and to what extent Savara will generate revenue from the commercialization and sale of any of its product candidates.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, facility expenses, expenses for outside professional services, including legal, audit and accounting services, and changes in the fair value of certain contingent consideration. Personnel costs consist of salaries, benefits and stock-based compensation. Facility expenses consist of rent and other related costs. General and administrative costs also include depreciation expense and other supplies. Savara expects to incur additional expenses as a result of becoming a public company as a result of the Merger, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations, and other administrative expenses and professional services.

Critical Accounting Policies and Estimates

Savara’s management’s discussion and analysis of financial condition and results of operations is based on its condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Savara to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, Savara evaluates these estimates and judgments. Savara bases its estimates on historical experience and on various assumptions that Savara believes to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. Savara believes that the accounting policies discussed below are critical to understanding its historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued Research and Development Expenses

Savara records accrued expenses for estimated costs of its research and development activities conducted by external service providers, which include the conduct of clinical trial and contract formulation and manufacturing activities. Savara records the estimated costs of development activities based upon the estimated amount of services provided but not yet invoiced, and includes these costs in accrued liabilities in the consolidated balance sheet and within development expense in the consolidated statement of operations and comprehensive loss. These costs are a significant component of Savara’s research and development expenses. Savara records accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these external service providers.

Savara estimates the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. Savara makes significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, Savara adjusts its accrued estimates.

Stock-based Compensation

Savara recognizes stock-based awards to employees and directors, including stock options, based on the fair value on the grant date using the Black-Scholes option pricing model. The related stock-based compensation is recognized as expense on a straight line-basis over the employee’s or director’s requisite service period (generally the vesting period). Noncash stock compensation expense is based on awards ultimately expected to vest and is reduced by forfeitures, if necessary.

Savara accounts for stock-based compensation arrangements with non-employees using a fair value approach. The fair value of options granted to non-employees is measured using the Black-Scholes option pricing model reflecting similar assumptions for employees except that the expected term is based on the options’ remaining contractual term instead of the simplified method in each of the reported periods. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

In determining the fair value of the stock-based awards, Savara uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Fair Value of Common Stock. Prior to the Merger, the fair value of the shares of common stock underlying stock options had been determined by Savara’s board of directors. In order to determine the fair value of the common stock at the time of grant of the option, the Savara board of directors considered, among other things, valuations performed by an independent third-party. Because there had been no public market for Savara’s common stock, the Savara board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of Savara’s common stock, including important developments in Savara’s operations, sales of convertible preferred stock, actual operating results and financial performance, the conditions in the life sciences industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of its common stock, among other factors. As of April 28, 2017, the fair value of the Company’s common stock is determined by the closing price of our common stock listed on the Nasdaq exchange as of the date of the grant.

Expected Term. Savara’s expected term represents the period that their stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) for employee options and the contractual term for non-employee options.

Expected Volatility. Prior to April 27, 2017, Savara was privately held and did not have any trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, or stage in the life cycle. Until Savara has enough history of its own publicly listed common stock, it will continue using the same methodology.

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend. Savara has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, Savara used an expected dividend yield of zero. For the six months ended June 30, 2017 and 2016, stock-based compensation expense was approximately $0.2 million and $0.1 million, respectively.

Results of Operations — Comparison of Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Dollar
	2017	2016	Change
		(in thousands)
Grant revenue	$—	$—	$—
Operating expenses:
Research and development	$4,164	$1,290	$2,874
General and administrative	5,088	608	$4,480
Depreciation	91	85	$6
Total operating expenses	9,343	1,983	7,360
Loss from operations	(9,343)	(1,983)	(7,360)
Other expense	(2,631)	(68)	$(2,563)
Net loss before income taxes	(11,974)	(2,051)	(9,923)
Income tax benefit	470	—	$470
Net loss	$(11,504)	$(2,051)	$(9,453)

Research and development

Research and development expenses increased by $2.9 million, or 223%, to $4.2 million for the three months ended June 30, 2017 from $1.3 million for the three months ended June 30, 2016. The increase was primarily due to $2.2 million in increased development costs associated with the development of Molgradex, and a $0.7 million increase in costs related to AeroVanc mainly related to Chemistry, Manufacturing, and Controls (“CMC”) activities.

General and administrative

General and administrative expenses increased by $4.5 million, or 737%, to $5.1 million for the three months ended June 30, 2017 from $0.6 million for the three months ended June 30, 2016. The increase was due to $1.9 million of expense in connection with the changes in fair value of the contingent consideration associated with the Serendex acquisition and $1.7 million of expense in connection with the Merger and financing activities and related costs including legal and accounting expenditures. Savara personnel costs increased $0.7 million due to increased administrative personnel including bonuses. Additionally, administrative costs of Savara ApS (Denmark) totaled $0.2 million which was not a part of Savara as of June 30, 2016.

Other expense

Other expense increased by $2.6 million for the three months ended June 30, 2017. The increase was primarily due to $1.8 million of expense associated with the extinguishment of the 2016 Notes and 2017 Notes and approximately $0.5 million in interest expense.

Income tax benefit

Income tax benefit in 2017 represents a tax benefit provided by the Danish government in the form of a refundable research credit associated with research and development expenditures of Savara’s subsidiary, Savara ApS. There was no tax benefit in the first or second quarter of 2016, as the subsidiary was not acquired until July 2016.

Results of Operations — Comparison of Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		Dollar
	2017	2016	Change
		(in thousands)
Grant revenue	$—	$—	$—
Operating expenses:
Research and development	$7,111	$2,552	$4,559
General and administrative	6,924	953	$5,971
Depreciation	181	170	$11
Total operating expenses	14,216	3,675	10,541
Loss from operations	(14,216)	(3,675)	(10,541)
Other expense	(2,968)	(53)	$(2,915)
Net loss before income taxes	(17,184)	(3,728)	(13,456)
Income tax benefit	707	—	$707
Net loss	$(16,477)	$(3,728)	$(12,749)

Research and development

Research and development expenses increased by $4.6 million, or 179%, to $7.1 million for the six months ended June 30, 2017 from $2.6 million for the six months ended June 30, 2016. The increase was primarily due to $4.1 million in increased development costs associated with the development of Molgradex.

General and administrative

General and administrative expenses increased by $6.0 million, or 627%, to $6.9 million for the six months ended June 30, 2017 from $1.0 million for the six months ended June 30, 2016. The increase was due to $2.0 million of expense in connection with the changes in fair value of the contingent consideration associated with the Serendex acquisition and approximately $2.6 million of expense in connection with the Merger and financing activities and related costs including legal and accounting expenditures. Savara personnel costs increased $0.7 million due to increased administrative personnel including bonuses. Additionally, administrative costs of Savara ApS (Denmark) totaled $0.4 million which was not a part of Savara as of June 30, 2016.

Other expense

Other expense increased by $2.9 million for the six months ended June 30, 2017. The increase was primarily due $1.8 million of expense associated with the extinguishment of the 2016 Notes and 2017 Notes and $0.8 million in interest expense.

Income tax benefit

Income tax benefit in 2017 represents a tax benefit provided by the Danish government in the form of a refundable research credit associated with research and development expenditures of Savara’s subsidiary, Savara ApS. There was no tax benefit in the first half of 2016, as the subsidiary was not acquired until July 2016.

Liquidity and Capital Resources

As of June 30, 2017, Savara had $61.1 million in cash and an accumulated deficit of $54.9 million. Savara expects that its research and development and general and administrative expenses will increase, and, as a result, Savara anticipates that it will continue to incur increasing losses in the foreseeable future. Therefore, Savara will need to raise additional capital to fund its operations, which may be through the issuance of additional equity, and potentially through borrowings.

Loan Agreement

On April 28, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “Loan Agreement”). The Loan Agreement provides for a $15 million debt facility, of which the first tranche, or $7.5 million, was immediately available to the Company upon completion of the Merger with a minimum market cap of $100 million. The Company executed the first tranche in early May 2017. The primary use of the capital was for the repayment of $3.7 million of principal debt and fees of Mast assumed in the Merger.  The residual capital will be utilized to fund ongoing development programs of the Company and for general corporate purposes. Under the terms of the Loan Agreement, the Company may, but is not obligated to draw a second tranche of $7.5 million available through June 30, 2017, subject to the achievement of certain corporate milestones specifically a minimum new capital raise with combined proceeds of at least $40 million through a secondary offering, private investment in public entity (PIPE), ATM, partnerships or grant to be received within twelve months of signing the agreement.

On June 15, 2017, the Company executed the second tranche of the Loan Agreement for $7.5 million as the financing conditions under the Loan Agreement had been met.

The Loan Agreement contains customary affirmative and negative covenants, including among others, covenants limiting our ability and our subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates, in each case subject to certain exceptions.

The Loan Agreement bears interest at the prime rate reported in The Wall Street Journal, plus a spread of 4.25%. Interest only payments are due through September 2018 followed by monthly payments of principal plus interest over the following thirty (30) months.  Since the second tranche was fully extended, the interest only period was extended for an additional six (6) months, through March 2019 followed by monthly payments of principal plus interest over the following twenty-four (24) months through the maturity date of March 1, 2021 under the Loan Agreement provisions. We were obligated to pay customary closing fees and are obligated to pay a final payment of 6.0% of the aggregate principal amount of term loans advanced under the facility. The end of term charge of $.9 million will be due on the scheduled maturity date and is being recognized as increases to the principal with a corresponding charge to interest expense over the term of the facility using the effective interest method.

In connection with the Loan Agreement, we paid $.1 million in legal costs directly attributable to issuing the debt instrument. Such charges were accounted for as debt issuance costs and are being amortized to interest expense using the effective interest method through the scheduled maturity date.

Upon funding the first tranche of the Loan Agreement, the Company was obligated to issue warrants to purchase shares of the Company’s common stock equal to 3.0% of the funded amount divided by the exercise price to be set based on the average price per share over the preceding 10 trading days prior to closing.  The number of shares callable under the warrant agreement for the first tranche and exercise price were 24,725 shares of the Company’s common stock at an exercise price of $9.10 per share, with a ten year life, expiring April 28, 2027.

Upon funding the second tranche of the Loan Agreement, the Company was obligated to issue warrants to purchase shares of the Company’s common stock equal to 3.0% of the funded amount divided by an exercise price to be set based on the average price per share over the preceding 10 trading days prior to funding or the price per share prior to the day of funding. As such, the Company issued a second warrant for 41,736 shares at an exercise price of $5.39 with a ten year life, expiring June 15, 2027.

Cash Flows

The following table summarizes Savara’s cash flows for the periods indicated:

	Six Months Ended June 31,
	2017	2016
	(in thousands)
Cash used in operating activities	$(10,515)	$(3,315)
Cash provided by / (used in) investing activities	3,382	(5)
Cash provided by financing activities	54,898	696
Effect of exchange rate changes	(5)	—
Net increase / (decrease) in cash	$47,760	$(2,624)

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2017 was $10.5 million, consisting of a net loss of $16.5 million, which was partially offset by noncash charges of $5.2 million, mainly comprised of depreciation, noncash interest, fair value changes, loss on debt extinguishment, accretion of discount to convertible promissory notes, and stock-based compensation, and by a net increase in assets and liabilities of $0.8 million. The change in Savara’s net operating assets and liabilities was primarily due to an increase accrued liabilities mostly related to research and development costs for both AeroVanc and Molgradex.

Cash used in operating activities for the six months ended June 30, 2016 was $3.3 million, consisting mainly of a net loss of $3.7 million.

Cash flows from investing activities

Cash provided by investing activities for the six months ended June 30, 2017 was the result of the cash acquired related to the Merger.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2017 was primarily related to proceeds from the issuance of $39.5 million (net) of common stock, as well as $14.9 million in net proceeds from our new debt facility with Silicon Valley Bank.

Cash provided by financing activities for the six months ended June 30, 2016 was related to proceeds from the issuance of Series C preferred stock.

Future Funding Requirements

Savara has not generated any revenue from product sales. Savara does not know when, or if, it will generate any revenue from product sales. Savara does not expect to generate any revenue from product sales unless and until it obtains regulatory approval for and commercializes any of its product candidates. At the same time, Savara expects its expenses to increase in connection with its ongoing development and manufacturing activities, particularly as Savara continues the research, development, manufacture and clinical trials of, and seeks regulatory approval for, its product candidates. Savara expects to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of its product candidates, Savara anticipates that it will need additional funding in connection with its continuing operations.

As of June 30, 2017, Savara had cash of $61.1 million. Savara will continue to require additional capital to continue its clinical development and potential commercialization activities. Accordingly, Savara will need to raise additional capital to continue to fund its operations. The amount and timing of its future funding requirements will depend on many factors, including the pace and results of its clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on its financial condition.

Until Savara can generate a sufficient amount of product revenue to finance its cash requirements, Savara expects to finance future cash needs primarily through the issuance of additional equity and potentially through borrowings, grants and strategic alliances with partner companies. To the extent that Savara raises additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of Savara’s stockholders will be diluted.

Contractual Obligations

The following provides information supplemental to the tabular summary of contractual obligations as of December 31, 2016 presented in our annual report on Form 10-K filed with the SEC on March 6, 2017, as updated by our quarterly report on Form 10-Q filed on May 9, 2017 and our current report on Form 8-K filed on May 10, 2017:

Under the Loan Agreement, we received a second advance of $7.5 million on June 15, 2017. For a description of the terms of the Loan Agreement, see Note 7 of Notes to Condensed Consolidated Financial Statements.

License and Royalty Agreements

Savara is also subject to certain contingent payments to the Cystic Fibrosis Foundation Therapeutics (CFFT) in connection with a $1.7 million award from the CFFT that was provided to Savara in support of AeroVanc research (CFF Award). A payment is due to the CFFT equal to three (3) times the amount of the CFF Award upon approval of AeroVanc for commercial use. The payment is owed in equal installments of 33% due 60 days after first commercial sale; 33% due 90 days of the first anniversary of the first commercial sale; and 34% due within 90 days of 2nd anniversary of first commercial sale. As Savara’s product has not yet been approved for commercial use, Savara has not recorded a liability for the commercial approval payment.

In addition, if net sales exceed $50.0 million for any calendar year occurring during the first five years after the first commercial sale, Savara must remit payment to the CFFT equal to one (1) times the CFF Award. Furthermore, if net sales exceed $100.0 million for any calendar year occurring during the first five years after first commercial sale, Savara must remit an additional payment to the CFFT equal to one (1) times the CFF Award. Given Savara has not recognized any sales from AeroVanc, Savara has not recorded a liability for any amounts due as additional royalties.

Savara is subject to various manufacturing royalties and payments related to Molgradex. Upon the successful development, registration and attainment of approval by the proper health authorities, such as the FDA, in any territory except Latin America, Central America and Mexico, Savara must pay a royalty of three percent (3%) on annual net sales to the manufacturer of its Active Pharmaceutical Ingredients (“API”). Under this agreement with the API manufacturer, no signing fee or milestones are included in the royalty payments, and there is no minimum royalty. Additionally, Savara has a commitment to acquire a working cell bank and a master cell bank for $2.0 million from this API manufacturer in the third quarter of 2017.

Savara is also subject to certain contingent milestone payments up to approximately seven million euros (approximately $8.0 USD) based upon various development activities and regulatory approvals payable to Savara’s manufacturer of its nebulizer used to administer Molgradex. In addition to these milestones, Savara will owe a royalty to the manufacturer of its nebulizer based on net sales. The royalty rate ranges from three and a half percent (3.5%) to five percent (5%) depending on the device technology used by Savara to administer to product.

Acquisition of Serendex Pharmaceuticals

On July 15, 2016, Savara closed on a Business Transaction Agreement (“BTA”) under which Savara acquired certain assets, liabilities, employees, and subsidiaries of Serendex Pharmaceuticals A/S (“Seller”), a limited liability company incorporated under the laws of Denmark which delisted from the Oslo Axxes (“Oslo Stock Exchange”) on or about May 4, 2016. The Seller’s wholly owned subsidiaries include Pharmaorigin ApS and Drugrecure ApS (the “Subsidiaries”) which are limited liability companies incorporated under the laws of Denmark. The Seller was a biopharmaceutical development company which, directly and through its Subsidiaries, advanced a pipeline and portfolio of novel inhalation therapies and related technologies for the treatment of severe pulmonary conditions. Its primary focus was on the medicinal product Molgradex (an inhalation formulation of recombinant human GM-CSF for the treatment of pulmonary alveolar proteinosis). The purchase price consists of 1,965,400 shares, after giving effect to the Exchange Ratio, of Savara’s common stock, subject to a hold back of 393,080 shares, after giving effect to the Exchange Ratio, of Savara’s common stock in the name of the Seller as security for the Seller’s obligations under the BTA until the lapse of the deadline for submission of claims, and $21.5 million of contingent cash consideration based upon the achievement of certain milestones.

Other Contracts

Savara enters into contracts in the normal course of business with various third parties for research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and therefore Savara believes that its non-cancelable obligations under these agreements are not material except for certain obligations under its agreement for its capitalized lease asset.

Off-Balance Sheet Arrangements

Savara has not entered into any off-balance sheet arrangements and does not have any holdings in variable interest entities.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”). The update aims at making leasing activities more transparent and comparable, and requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. Savara is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which intended to add or clarify guidance on the classification of certain cash receipts and payments on the statement of cash flows. The new guidance addresses cash flows related to the following: debt prepayment or extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and the application of predominance principle to separately identifiable cash flows. ASU 2016-15 is effective for Savara for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. Savara is currently evaluating the effect of this new guidance on its financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for Savara for annual periods beginning after December 15, 2017. Savara’s early adoption of this standard did not have a material impact on Savara’s financial statements.

In May 2017, the FASB issued Accounting Standards Update 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which intended to provide clarity when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for the Savara for annual periods beginning on or after December 15, 2017 with early adoption permitted. Savara’s early adoption of this standard did not have a material impact on Savara’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2017, Savara had cash of $61.1 million, which consisted of bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Savara has not been exposed nor does it anticipate being exposed to material risks due to changes in interest rates. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on Savara’s condensed consolidated financial statements.

Savara has ongoing operations in Denmark as a result of its acquisition of Serendex and pays those vendors in local currency (Danish Krone) or Euros. Savara does not participate in any foreign currency hedging activities and it does not have any other derivative financial instruments. Savara did not recognize any significant exchange rate losses during the six-month period ended June 30, 2017. A 10% change in the krone-to-dollar or euro-to-dollar exchange rate on June 30, 2017 would not have had a material effect on Savara’s results of operations or financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act) as of June 30, 2017. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2017 these disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history upon which to evaluate our business and prospects. We have not been profitable since we commenced operations, and may not ever achieve profitability. In addition, we have limited history as an organization and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have not obtained any regulatory approvals for any of our product candidates, commercialized any of our product candidates or generated any product revenue. We have devoted significant resources to research and development and other expenses related to our ongoing clinical trials and operations, in addition to acquiring product candidates.

For the six months ended June 30, 2017, we incurred a net loss of $16.5 million, and net cash used in operating activities was $10.5 million. At June 30, 2017, our cash, cash equivalents and investment securities were $61.1 million, and working capital was $55.5 million. At June 30, 2017, we had an accumulated deficit of $54.9 million.  We expect to continue to incur substantial operating losses for the next several years as we seek to advance our product candidates through clinical development, global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve.

We will require additional financing to obtain regulatory approval for AeroVanc, Molgradex and Aironite, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development efforts or other operations.

Since our Aravas subsidiary was formed, most of our resources have been dedicated to the development and acquisition of our product candidates, AeroVanc and Molgradex.  As part of the Merger, we acquired the Aironite program, which we plan to continue developing.  We believe that our existing capital resources will be sufficient to fund our operations into 2019. We may raise additional capital from new investors, including through our “at the market” (ATM) offering program. We will require additional capital to continue operations and execute on our current business strategy to develop AeroVanc, Molgradex and Aironite through to regulatory approval. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

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

On April 28, 2017, we entered into a Loan and Security Agreement between us and Aravas, as co-borrowers, and Silicon Valley Bank, which we refer to as the Loan Agreement.  The Loan Agreement includes a number of restrictive covenants, including restrictions on incurring additional debt, making investments, granting liens, disposing of assets, paying dividends and redeeming or repurchasing capital stock, subject to certain exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisitions or engage in other transactions. In addition, the Loan Agreement includes covenants requiring, among other things, that we provide financial statements, comply with all laws, pay all taxes and maintain insurance. If we are not able to comply with these covenants, the loans under the Loan Agreement could become immediately due and payable and would have a material adverse effect on our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

We have significant goodwill and IPR&D and impairment of goodwill and IPR&D may have a significant adverse impact on our future financial condition and results of operations.

As of June 30, 2017, we had goodwill and IPR&D of approximately $61.3 million.  These intangible assets are subject to an impairment analysis whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations.

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

Events giving rise to impairment are difficult to predict and are an inherent risk in the pharmaceutical industry. Some of the potential risks that could result in impairment of our goodwill and IPR&D include negative clinical study results, adverse regulatory developments, delay or failure to obtain regulatory approval, additional development costs, changes in the manner of our use or development of our product candidates, competition, earlier than expected loss of exclusivity, pricing pressures, higher operating costs, changes in tax laws, prices that third parties are willing to pay for our IPR&D or similar assets in an arm’s-length transaction being less than the carrying value of our IPR&D, and other market and economic environment changes or trends. Events or changes in circumstances may lead to significant impairment charges on our goodwill and/or IPR&D in the future, which could materially adversely affect our financial condition and results of operations.

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

The success of our business is dependent on our ability to advance the clinical development of AeroVanc for the treatment of persistent methicillin-resistant Staphylococcus aureus (MRSA) infections in the lungs of cystic fibrosis patients, and Molgradex for the treatment of patients with pulmonary alveolar proteinosis (PAP) and Aironite for the treatment of heart failure with preserved ejection fraction, or HFpEF, also known as diastolic heart failure or heart failure with preserved systolic function. The AeroVanc Phase 3 study is scheduled to start in the United States and Canada in Q3 2017, the Molgradex Phase 3 clinical study (IMPALA) is ongoing in Europe and Japan, and Aironite is in Phase 2 clinical development. We expect to announce top-line results from the Phase 3 study of Molgradex in the fourth quarter of 2018.

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

•	inability to consistently manufacture commercial supplies of drug and delivery devices resulting in slowed market development and lower revenue;
•	poor commercial sales due to:
•	the ability of our future sales organization or our potential commercialization partners to effectively sell the product candidates;
•	our lack of success in educating physicians and patients about the benefits, administration and use of our product candidates;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments for the targeted indications of the product candidates;
•	low patient demand for the product candidates;
•	poor prescription coverage and inadequate reimbursement for our product candidates;
•	our inability to enforce our intellectual property rights in and to our product candidates; and
•	reduction in the safety profile of our product candidates following approval.

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

We outsource the manufacture of our product candidates, including the Aironite program that we acquired as a result of the Merger, and do not plan to establish our own manufacturing facilities. To manufacture our product candidates, we have made numerous custom modifications at CMOs, making us highly dependent on these CMOs. For clinical and commercial supplies, if approved, we have supply agreements with third party CMOs for drug substance, finished drug product, drug delivery devices and other necessary components of our product candidates. While we have secured long-term commercial supply agreements with many of the third party CMOs, we would need to negotiate agreements for commercial supply with several important CMOs, and we may not be able to reach agreement on acceptable terms. In addition, we rely on these third parties to conduct or assist us in key manufacturing development activities, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials and conducting stability testing, among other things. If these third parties are unable to perform their tasks successfully in a timely manner, whether for technical, financial or other reasons, we may be unable to secure clinical trial material, or commercial supply material if approved, which likely would delay the initiation, conduct or completion of our clinical studies or prevent us from having enough commercial supply material for sale, which would have a material and adverse effect on our business.

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

Any new manufacturer or supplier of finished drug product or its component materials, including drug substance and delivery devices, would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing of such product or ingredients required by us. The FDA or foreign regulatory agency may require us to conduct additional clinical studies, collect stability data and provide additional information concerning any new supplier, or change in a validated manufacturing process, including scaling-up production, before we could distribute products from that manufacturer or supplier or revised process. For example, if we were to engage a third party other than our current CMOs to supply the drug substance or drug product for future clinical trial, or commercial product, the FDA or regulatory authorities outside of the United States may require us to conduct additional clinical and nonclinical studies to ensure comparability of the drug substance or drug product manufactured by our current CMOs to that manufactured by the new supplier. Changing of suppliers or equipment is particularly challenging for companies like us, with inhalation products, because any change could alter the drug product of its performance. The manufacturing of the drug substance of Molgradex, molgramostim, a biological drug substance, as well as the drug product, Molgradex, is currently being transferred to a new manufacturing site. Producing a pharmaceutically and biologically similar product may prove to be challenging, and may take more time and resources than currently anticipated. The transfer of the manufacturing to the new site may also cause regulatory agencies, including the FDA, to require additional nonclinical or clinical studies, which may cause delay or failure to obtain regulatory approval, and incur substantial additional cost.

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

As of June 30, 2017, we had 14 full-time employees, including 8 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

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

We are exposed to the risk that our employees, independent contractors and consultants, principal investigators, CROs, CMOs and other vendors, and any future commercial partners may engage in fraudulent conduct or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with manufacturing standards required by cGMP or our standards, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, and to report financial information or data accurately or disclose unauthorized activities to them. The misconduct of our employees and other service providers could involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Although we have adopted a code of business ethics and conduct, it is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against them, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions. For example, if one of our manufacturing partners was placed under a consent decree, we may be hampered in our ability to manufacture clinical or commercial supplies.

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

Patient enrollment, a critical component to successful completion of a clinical study, is affected by many factors, including the size and nature of the study population, the proximity of patients to clinical sites, the eligibility criteria for the study, the design of the clinical study, ongoing studies competing for the same patient population and clinicians, patients’ perceptions as to the potential advantages of the drug being studied in relation to available alternatives, including therapies being investigated by other companies which may be viewed as more beneficial or important to study, fear of being randomized to the placebo arm, and changes in standard of care. Challenges to complete enrollment can be exacerbated in orphan indications, like those being pursued by us, with a limited number of qualifying patients and the lack of clinical sites with the necessary expertise and experience to conduct our studies. Further, completion of a clinical study and/or its results may be adversely affected by failure to retain patients who enroll in a study but withdraw due to adverse side effects, perceived lack of efficacy, belief that they are on placebo, improvement in condition before treatment has been completed, or for personal reasons, or without reason, or by patients who fail to return for or complete post-treatment follow-up.

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

We are preparing AeroVanc for a Phase 3 trial, the success of which will be needed for FDA approval to market AeroVanc in the United States to treat persistent MRSA lung infection in cystic fibrosis patients. While significant communication with the FDA on the Phase 3 study design has occurred, even if the Phase 3 clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results as robust and convincing. They may require additional clinical studies and/or other costly studies, which could require us to expend substantial additional resources and could significantly extend the timeline for clinical development prior to market approval. Additionally, we are is required by the FDA to conduct a two-year nonclinical carcinogenicity study on the AeroVanc powder. The results of this study will not be known until a short time prior to potential submission of an NDA for AeroVanc. If the carcinogenicity study cannot be completed for technical or other reasons, or provides results that the FDA determine to be concerning, this may cause a delay or failure in obtaining approval for AeroVanc.

Molgradex is currently undergoing a Phase 3 clinical study in Europe and Japan. Concurrently, we plan to explore formulation changes to Molgradex that could simplify the composition of the drug product by eliminating one or more potentially unnecessary or harmful excipients. While we expect this change to improve the product quality and possibly reduce other documentation requirements, the regulatory agencies may require additional clinical or nonclinical studies prior to approval of such formulation changes. We currently plan not to make any formulation changes prior to submitting applications to regulatory authorities for regulatory approvals of Molgradex, but instead, to qualify the excipients in its nonclinical and clinical studies. However, regulatory agencies may request that we attempt to make the aforementioned formulation changes prior to approval of the product, and therefore, even if current clinical studies are deemed successful, such formulation changes could require us to expend substantial additional resources, including conducting an additional Phase 3 clinical study that would significantly extend the timeline for clinical development of Molgradex in PAP.

We have has recently received guidance from the FDA on the requirements to initiate clinical studies in the United States and on the clinical study requirements to achieve BLA approval for Molgradex. Based on the guidance, we plan to amend our ongoing Phase 3 clinical study to include more patients, and to amend our endpoint hierarchy and statistical analyses to be used for U.S. approval purposes prior to submission of a U.S. IND. However, no agreement has yet been reached on the specific details of the statistical analysis plan, which we plan to submit for FDA review prior to the data analysis. Furthermore, even if the clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results to provide persuasive evidence of efficacy across multiple clinical endpoints. Instead, they may require additional clinical studies and/or other costly studies, including an additional Phase 3 study, which would require us to expend substantial additional resources and would significantly extend the timeline for clinical development prior to market approval, or in failure to complete the clinical development of Molgradex.

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug, including AeroVanc, Molgradex, and Aironite. Regardless of any guidance the FDA or foreign regulatory agencies may provide a drug’s sponsor during its development, the FDA or foreign regulatory agencies retain complete discretion in deciding whether to accept an NDA or BLA or the equivalent foreign regulatory approval submission for filing or, if accepted, approve an NDA or BLA. There are many components to an NDA or BLA or marketing authorization application submission in addition to clinical study data. For example, the FDA or foreign regulatory agencies will review the sponsor’s internal systems and processes, as well as those of its CROs, CMOs and other vendors, related to development of its product candidates, including those pertaining to its clinical studies and manufacturing processes. Before accepting an NDA for review or before approving the NDA or BLA, the FDA or foreign regulatory agencies may request that we provide additional information that may require significant resources and time to generate and there is no guarantee that its product candidates will be approved for any indication for which we may apply. The FDA or foreign regulatory agencies may choose not to approve an NDA or BLA for any of a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development of its product candidates. Even if one or more Phase 3 clinical studies are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA or foreign regulatory agencies may not consider efficacy and safety data from the submitted studies adequate scientific support for a conclusion of effectiveness and/or safety and may require one or more additional Phase 3 or other studies prior to granting marketing approval. If this were to occur, the overall development cost for the product candidate would be substantially greater and its competitors may bring products to market before us, which could impair our ability to generate revenues from the product candidates, or even seek approval, if blocked by a competitor’s Orphan Drug exclusivity, which would have a material adverse effect on our business, financial condition and results of operations.

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

Even if the FDA or foreign regulatory agencies grant approvals for our product candidates, the conditions or scope of the approval(s) may limit successful commercialization of the product candidates and impair our ability to generate substantial sales revenue. For example, the FDA may approve label claims for AeroVanc with age restrictions and/or treatment duration limitations, or Molgradex with restrictions for use only by patients unresponsive to the current standard of care. They may limit the label of AeroVanc, Molgradex, or Aironite to a subset of patients based on a review of which patient groups had the greatest efficacious response in clinical studies. Such label restriction may be undesirable and may limit successful commercialization. The FDA or foreign regulatory agencies may also only grant marketing approval contingent on the performance of costly post-approval nonclinical or clinical studies, or subject to warnings or contraindications that limit commercialization. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with current good manufacturing processes, or cGMP, good clinical practices, international conference on harmonization regulations and good laboratory practices, which are regulations and guidelines that are enforced by the FDA or foreign regulatory agencies for all of its clinical development and for any clinical studies that we conduct post-approval. The FDA or foreign regulatory agencies may decide to withdraw approval, add warnings or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution of our products. These actions could result from, among other things, safety concerns, including unexpected side effects or drug interaction problems, or concerns over misuse of a product. If any of these actions were to occur following approval, we may have to discontinue commercialization of the product, limit our sales and marketing efforts, implement risk minimization procedures, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

Regulations may be changed prior to submission of a marketing application that require higher hurdles than currently anticipated. These may occur as a result of drug scandals, recalls, or a political environment unrelated to our products.

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

In order to market products outside of the United States, we must establish and comply with the numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. The time required to obtain approval in other countries generally differs from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States, as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up studies.  Conversely, if the product candidates do receive approval outside the United States in the future, we may not meet the FDA requirements in the United States for approval.

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

AeroVanc has received a U.S. Patent Notice of Allowance for its formulation in the United States, AeroVanc’s primary market. AeroVanc has either been issued patents or is prosecuting patent applications in numerous countries outside the United States. We have no patent protection for Molgradex for the treatment of PAP, and primarily rely on the Orphan Drug exclusivity as our primary barrier to competition. Both AeroVanc and Molgradex utilize proprietary delivery devices with exclusive supply agreements. Molgradex is eligible for protection via a proprietary cell bank used in the production of the drug substance. For Aironite, which is administered via nebulization, we have no patent protection and may rely on regulatory exclusivity for the combination of Aironite and its delivery system.  Other medications that alter pulmonary pressures include the delivery device in their U.S. and European market labels, and are approved for use only with the specified proprietary delivery device. However, there is no assurance that our Aironite product and its delivery system, if approved, will benefit from this type of market protection.

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

We may rely on trademarks, trade names and brand names to distinguish our products, if approved for commercial sale, from the products of our competitors. We intend to seek approval for new names for AeroVanc and Molgradex that meet the FDA’s and foreign regulatory requirements. However, our trademark applications may not be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks in which case we may expend substantial resources to defend our proposed or approved trademarks and may enter into agreements with third parties that may limit our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote significant resources to advertising and marketing these new brands. For example, we filed a trademark for the name “Savara” and were challenged. We decided to terminate its application, but we may revisit such filings at a future date. Further, our competitors may infringe our trademarks or we may not have adequate resources to enforce our trademarks.

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

Our commercial success depends on our ability and the ability of our CMOs and component suppliers to develop, manufacture, market and sell our products and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are or may be developing products. Because patent applications can take many years to publish and issue, there currently may be pending applications, unknown to us, that may later result in issued patents that our products, product candidates or technologies infringe, or that the process of manufacturing its products or any of our respective component materials, or the component materials themselves, infringe, or that the use of our products, product candidates or technologies infringe.

We or our CMOs or component material suppliers may be exposed to, or threatened with, litigation by third parties alleging that our products, product candidates and/or technologies infringe its patents and/or other intellectual property rights, or that one or more of the processes for manufacturing its products or any of our respective component materials, or the component materials themselves, or the use of our products, product candidates or technologies, infringe its patents and/or other intellectual property rights. If a third-party patent or other intellectual property right is found to cover our products, product candidates, technologies or our uses, or any of the underlying manufacturing processes or components, we could be required to pay damages and could be unable to commercialize our products or use our technologies or methods unless we are able to obtain a license to the patent or intellectual property right. A license may not be available to us in a timely manner or on acceptable terms, or at all. In addition, during litigation, the third-party alleging infringement could obtain a preliminary injunction or other equitable remedy that could prohibit us from making, using, selling or importing our products, technologies or methods.

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

•	infringement and other intellectual property claims which, with or without merit, may be expensive and time consuming to litigate and may divert management’s time and attention from our business;
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

In the future, it may be necessary for us to enforce our proprietary rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights, through litigation or other dispute proceedings, which may be costly, and to the extent we are unsuccessful, adversely affect our rights. In these proceedings, a court or administrative body could determine that our claims, including those related to enforcing patent rights, are not valid or that an alleged infringer has not infringed our rights. The uncertainty resulting from the mere institution and continuation of any patent or other proprietary rights-related litigation or interference proceeding could have a material and adverse effect on our business prospects, operating results and financial condition.

Risks Related to Our Industry

We expect competition in the marketplace for our product candidates, should any of them receive regulatory approval.

AeroVanc and Molgradex have received Orphan Drug Designation from the FDA and Molgradex has received Orphan Drug Designation from the European Medicines Agency. Orphan Drug Designation will provide market exclusivity in the U.S. for 7 years and 10 years in Europe, but only if (1) AeroVanc and Molgradex receive market approval before a competitor using the same active compound for the same indication, (2) we are able produce sufficient supply to meet demand in the marketplace, and (3) another product with the same active ingredient is not deemed clinically superior. AeroVanc has also received Qualified Infectious Disease Product (QIDP) status extending market exclusivity by an additional five years in addition to any other exclusivity obtained in the United States.

In terms of Aironite, we are not aware of any pharmacologic therapy of proven benefit for patients with HFpEF. Therapies that have demonstrated efficacy in heart failure with reduced ejection fraction (HFrEF) have thus far failed to demonstrate improved outcomes in patients with HFpEF. A couple Phase 3 studies of Novartis’ LCZ696 in patients with HFpEF are underway. We are aware of other therapies under investigation in earlier stage clinical studies for the treatment of HFpEF. We also are aware of a non-surgical medical device being studied for treatment of HFpEF patients in the U.S., which device has received CE Mark approval in the European Union. Should any therapy that receives approval prior to our product candidates become entrenched in the standard of care, the need for our product candidates may be diminished and/or such competing products may be difficult to displace. However, we believe that, as with HFrEF, there will be a need for a multimodal therapy approach to treating patients with HFpEF.

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

The market price of our common stock will be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of the common stock to fluctuate include:

•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third party license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;

•	failure to meet or exceed any financial and development projections that we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinions regarding our business and stock;
•	failure to obtain sufficient capital to fund our business objectives;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the cystic fibrosis market generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of the combined organization;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the existing lock-up agreements lapse, the trading price of our common stock could decline. As of August 8, 2017, we had approximately 24.2 million shares of common stock outstanding. Substantially all of such shares of common stock may be sold in the public market; however, approximately 10.5 million of such shares are subject to lock-up restrictions, which restrictions expire beginning on October 27, 2017. If substantial additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

We will incur significant legal, accounting and other expenses that we did not incur as a private company prior to the Merger, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, our management team will consist of certain officers of us prior to the Merger, some of whom have not previously managed and operated a public company. These officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence in us and cause our business or stock price to suffer.

We do not expect to pay any cash dividends in the foreseeable future.

We expect to retain any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be stockholders’ sole source of gain, if any, for the foreseeable future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 9, 2017	By:	/s/ Dave Lowrance
Dave Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2017	By:	/s/Robert Neville
Robert Neville
Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit Number	Description
4.1	Amendment to Warrant to Purchase Shares of Common Stock of the registrant issued to Life Science Loans II, LLC on June 26, 2017.
4.2	Amendment to Warrant to Purchase Shares of Common Stock of the registrant issued to SVB Financial Group on June 26, 2017.
4.3	Warrant to Purchase Shares of Common Stock of the registrant issued to Life Science Loans II, LLC on June 26, 2017.
4.4	Warrant to Purchase Shares of Common Stock of the registrant issued to Silicon Valley Bank on June 26, 2017.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document