Form 10-Q
period 2017-09-30
Savara Inc
filed 2017-11-08
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

(512) 961-1891

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

As of November 8, 2017, the registrant had 30,500,693 shares of common stock, $0.001 par value per share, outstanding.

i

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$19,813	$13,373
Short-term investments	33,473	—
Grants and award receivable	—	400
Prepaid expenses and other current assets	2,235	840
Total current assets	55,521	14,613
Property and equipment, net	582	793
In-process R&D	33,449	10,477
Goodwill	28,332	3,051
Other non-current assets	1,004	—
Total assets	$118,888	$28,934
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,665	$536
Accrued expenses	4,147	2,477
Current portion of capital lease obligation	265	442
Total current liabilities	6,077	3,455
Long-term liabilities:
Accrued interest on convertible promissory notes	—	151
Debt facility	14,675	—
Convertible promissory notes	—	3,448
Put option derivative liability	—	979
Contingent consideration	11,816	9,708
Deferred tax liability	11,263	2,305
Capital lease obligation, net of current portion	297	579
Warrant liability	—	303
Other long-term liabilities	115	20
Total liabilities	44,243	20,948
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.001 par value, 0 and 1,799,906 shares authorized, issued, and outstanding, as of September 30, 2017 and December 31, 2016, respectively	—	3,232
Series B redeemable convertible preferred stock, $0.001 par value, 0 and 6,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 0 and 5,675,387 shares issued and outstanding as of September 30, 2017 and December 31, 2016; respectively	—	17,301
Series C redeemable convertible preferred stock, $0.001 par value; 0 and 8,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 0 and 4,452,582 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	23,328
Total redeemable convertible preferred stock	—	43,861
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 500,000,000 and 27,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 24,389,105 and 3,162,573 shares (after giving effect to the Exchange Ratio and Reverse Stock Split) issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	26	5
Additional paid-in capital	135,571	3,117
Accumulated other comprehensive income (loss)	747	(591)
Accumulated deficit	(61,699)	(38,406)
Total stockholders’ equity (deficit)	74,645	(35,875)
Total liabilities, redeemable convertible preferred stock, and stockholder’s equity (deficit)	$118,888	$28,934

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Grant and award revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,966	2,142	12,076	4,694
General and administrative	1,486	1,002	8,410	1,955
Depreciation	91	86	272	256
Total operating expenses	6,543	3,230	20,758	6,905
Loss from operations	(6,543)	(3,230)	(20,758)	(6,905)
Other income (expense):
Interest expense	(277)	(190)	(1,038)	(207)
Foreign currency exchange gain (loss)	(71)	92	(225)	20
Loss on extinguishment of debt	—	—	(1,816)	—
Change in fair value of financial instruments	(43)	101	(280)	137
Total other income (expense)	(391)	3	(3,359)	(50)
Loss before income taxes	(6,934)	(3,227)	(24,117)	(6,955)
Income tax benefit	117	—	824	—
Net loss	$(6,817)	$(3,227)	$(23,293)	$(6,955)
Accretion of redeemable convertible preferred stock	—	(44)	(578)	(70)
Deemed dividend on beneficial conversion feature	—	—	(404)	—
Net loss attributable to common stockholders	$(6,817)	$(3,271)	$(24,275)	$(7,025)
Other comprehensive income:
Gain (loss) on foreign currency translation	348	39	1,343	39
Unealized gain (loss) on short-term investments	(5)	—	(5)	—
Total Comprehensive Loss	$(6,474)	$(3,188)	$(21,955)	$(6,916)
Net loss per share:
Basic and diluted	$(0.28)	$(1.21)	$(1.76)	$(4.40)
Weighted average common shares outstanding
Basic and diluted	24,209,517	2,707,055	13,770,032	1,596,123

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Period Ended September 30, 2017

(In thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock							Stockholders’ Equity (Deficit)
	Redeemable Convertible Series A Preferred Stock		Redeemable Convertible Series B Preferred Stock		Redeemable Convertible Series C Preferred Stock			Common Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Total	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total
Balance on December 31, 2016	1,799,906	$3,232	5,675,387	$17,301	4,452,582	$23,328	$43,861	3,162,573	$5	$3,117	$(38,406)	$(591)	$(35,875)
Repurchase of forfeited restricted common stock	—	—	—	—	—	—	—	(19,045)	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	22	—	460	—	96	578	—	—	(578)	—	—	(578)
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	111,799	—	384	—	—	384
Conversion of convertible notes into common stock	—	—	—	—	—	—	—	1,140,046	1	10,044	—	—	10,045
Conversion of redeemable convertible preferred stock to common stock as effected for the reverse merger exchange ratio	(1,799,906)	(3,254)	(5,675,387)	(17,761)	(4,452,582)	(23,424)	(44,439)	7,034,102	7	44,431	—	—	44,438
Reclassification of warrant liability	—	—	—	—	—	—	—	—	—	370	—	—	370
Beneficial conversion feature	—	—	—	—	—	—	—	—	—	404	—	—	404
Business combination upon Merger	—	—	—	—	—	—	—	3,639,189	4	35,842	—	—	35,846
Issuance of common stock upon public offering, net closing costs	—	—	—	—	—	—	—	9,034,210	9	39,513	—	—	39,522
Issuance of detachable warrants with debt instrument	—	—	—	—	—	—	—	—	—	359	—	—	359
Issuance of common stock upon At The Market sales, net	—	—	—	—	—	—	—	124,210	—	991	—	—	991
Issuance of common stock for settlement of RSUs	—	—	—	—	—	—	—	72,361	—	—	—	—	—
Issuance of common stock upon cashless exercise of stock options	—	—	—	—	—	—	—	89,660	—	—	—	—	—
Issuance of call option derivative	—	—	—	—	—	—	—	-	—	344	—	—	344
Stock-based compensation	—	—	—	—	—	—	—	—	—	350	—	—	350
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,343	1,343
Unrealized gain (loss) on short-term investments	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Net loss incurred	—	—	—	—	—	—	—	—	—	—	(23,293)	—	(23,293)
Balance on September 30, 2017	—	$—	—	$—	—	$—	$—	24,389,105	$26	$135,571	$(61,699)	$747	$74,645

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(23,293)	$(6,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	272	256
Changes in fair value of financial instruments	280	(137)
Change in fair value of contingent consideration	2,108	—
Noncash interest	395	99
Loss on extinguishment of debt	1,816	—
Foreign currency gain/(loss)	225	(20)
Accretion on discount to convertible promissory notes	—	121
Amortization of debt issuance costs	301	—
Accretion on discount to short-term investments	(34)	—
Stock-based compensation	350	154
Issuance of call option derivative	344	—
Changes in operating assets and liabilities:
Grant and award receivable	400	—
Tax refund receivable	(785)	—
Prepaid expenses and other current assets	(1,272)	(479)
Deferred rent	(14)	15
Accounts payable and accrued expenses	143	766
Net cash used in operating activities	$(18,764)	$(6,180)
Cash flows from investing activities:
Cash acquired through Merger	$3,442	$—
Purchase of property and equipment	(61)	(8)
Purchase of available-for-sale securities	(33,443)	—
Net cash used in investing activities	$(30,062)	$(8)
Cash flows from financing activity:
Proceeds from debt facility	$14,894	$—
Proceeds from convertible promissory note	3,569	4,315
Issuance of common stock upon exercise of warrants	384	—
Issuance of common stock upon public offering, net	39,522	—
Repayment of long-term debt	(3,567)	—
Issuance of common stock upon at the market offerings, net	991	—
Proceeds from exercise of stock option	—	1
Proceeds from issuance of Series C preferred stock, net	—	782
Capital lease obligation principal payments	(460)	(81)
Net cash provided by financing activities	$55,333	$5,017
Effect of exchange rate changes on cash and cash equivalents	(67)	—
Increase / (Decrease) in cash and cash equivalents	$6,440	$(1,171)
Cash and cash equivalents beginning of period	13,373	16,683
Cash and cash equivalents end of period	$19,813	$15,512

Non-cash transactions:
Issuance of common stock for Serendex	$—	$2,851
Net assets acquired in business combination of Serendex	—	(12,375)
Contingent liability related to purchase of Serendex	—	9,524
Extinguishment and derecognition of put options	2,202	—
Conversion of convertible notes into common stock	8,249	—
Shares issued in connection of business combination and assumed equity awards	35,846	2,851
Accretion of Series A redeemable convertible preferred stock	22	3
Accretion of Series B redeemable convertible preferred stock	460	57
Accretion of Series C redeemable convertible preferred stock	96	10
Beneficial conversion feature	404	—

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Savara Inc. (“Savara,” the “Company,” or as used in the context of “we” or “us”) is an orphan lung disease company. The Company’s pipeline comprises: Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor, or GM-CSF, in Phase 3 development for pulmonary alveolar proteinosis (“PAP”); AeroVanc, a Phase 3 stage inhaled vancomycin for treatment of persistent methicillin-resistant Staphylococcus aureus (“MRSA”), infection in cystic fibrosis; and, Aironite, an inhaled sodium nitrite for heart failure with preserved ejection fraction (“HFpEF”) in Phase 2 development. The Company and its wholly owned subsidiaries, including Aravas Inc. and Savara ApS, operate in one segment with its principal offices in Austin, Texas.

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

Following the Merger, Mast was renamed “Savara Inc." and its common stock is trading on The Nasdaq Global Select Market under the symbol "SVRA." Prior to the Merger, Mast’s common stock was traded on the New York Stock Exchange under the symbol "MSTX."

The combined company’s product pipeline includes:

•	Molgradex
•	AeroVanc
•	Aironite, a sodium nitrite solution for intermittent inhalation via nebulization, which is being developed for the treatment of heart failure with HFpEF.

Since inception, Savara has devoted substantially all of its efforts and resources to identifying and developing its product candidates, recruiting personnel, and raising capital. Savara has incurred operating losses and negative cash flow from operations and has no product revenue from inception to date. The Company has not yet commenced commercial operations.

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016.  Certain prior year amounts have been reclassified for consistency with the current period presentation.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2017, and its results of operations for the nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The December 31, 2016 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016.

2. Summary of Significant Accounting Policies

Liquidity

As of September 30, 2017, the Company had an accumulated deficit of approximately $61.7 million. The Company also had negative cash flow from operations of approximately $18.8 million during the nine months ended September 30, 2017. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Accordingly, the Company will need additional capital to further fund the development of, and seek regulatory approvals for, its product candidates and begin to commercialize any approved products.

The Company is currently focused primarily on the development of respiratory drugs and believes such activities will result in the Company’s continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of the Company’s product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of the Company’s product candidates, if approved, fail to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents on hand and through a combination of equity offerings, debt financings, government or other third-party funding, and other collaborations and strategic alliances. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

While the Company had cash and cash equivalents of $19.8 million and short-term investments of $33.5 million as of September 30, 2017, we intend to continue to raise additional capital as needed through the issuance of additional equity and potentially through borrowings, and strategic alliances with partner companies. However, if such financings are not available timely and at adequate levels, the Company will need to reevaluate its operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The interim condensed consolidated financial statements of the Company are stated in U.S. dollars and are prepared using U.S. GAAP. These financial statements include the accounts of the Company and its wholly owned subsidiaries. The financial statements of the Company’s wholly owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated Other Comprehensive Income. All intercompany transactions and accounts have been eliminated in consolidation.

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

Short-term Investments

The Company has classified its investments in debt securities and equity securities with readily determinable fair value as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of “Accumulated other comprehensive income (loss)” within stockholders' equity.

The fair value of the investments is based on the specific quoted market price of the securities or comparable securities at the balance sheet dates. Investments in debt securities are considered to be impaired when a decline in fair value is judged to be other than temporary because the Company either intends to sell or it is more-likely-than not that it will have to sell the impaired security before recovery. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and foreign exchange derivatives not designated as hedging. The Company places its cash and cash equivalents with a limited number of high quality financial institutions and at times may exceed the amount of insurance provided on such deposits.

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

If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative impairment test is required. During the nine months ended September 30, 2017, the Company experienced a $.4 million and $1.3 million increase in the carrying value of goodwill and IPR&D, respectively, related to its acquisition of Savara ApS, which was due to foreign currency translation.  Additional goodwill and IPR&D were recorded with respect to the Merger.

Tax Refund Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS for the post-acquisition period in 2016 and the nine months ended September 30, 2017. Under Danish Tax Law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. As of September 30, 2017, credits totaling $1.2 million had not been received.  The portion of the total Danish tax credit related to the post-acquisition period in 2016 of approximately $.4 million which is expected to be collected in November 2017 is recorded as a receivable in prepaid expenses and other current assets while $.8 million expected to be received in the fourth quarter of 2018 is recorded in other non-current assets.

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

Financial instruments carried at fair value include cash and cash equivalents and contingent consideration related to the acquisition of Serendex for which any change is reflected in general and administrative expense, foreign exchange derivatives, and certain warrants classified as liabilities and embedded put options separated from the convertible promissory notes which were converted to common equity or derecognized on April 27, 2017 as a result of the Merger (Notes 6, 7, and 9).

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

Redeemable Convertible Preferred Stock and Series B and Series C Warrants

The Series A, Series B, and Series C redeemable convertible preferred stock, previously classified in temporary equity as it was redeemable at the written request of the holders of at least two-thirds of the then outstanding shares of preferred stock, at any time after October 31, 2022, was converted to common stock on the effective date of the Merger subject to the Exchange Ratio. Additionally, certain outstanding warrants to purchase Series B convertible preferred stock (“Series B Warrants”) previously classified as liabilities were exercised on the effective date of the Merger with any residual Series B warrants expiring in May 2017. Certain outstanding warrants to purchase Series C redeemable convertible preferred stock (“Series C Warrants”) were reclassified from a liability to common equity as the Series C Warrants have been converted to warrants to purchase common stock subject to the Exchange Ratio following the Merger.

Stock-Based Compensation

The Company recognizes the cost of stock-based awards granted to employees based on the estimated grant-date fair value of the awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The Company recognizes the compensation costs for awards that vest over several years on a straight-line basis over the vesting period (see Note 14). Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. The Company recognizes the cost of stock-based awards granted to nonemployees at their then-current fair values as services are performed, and such awards are remeasured through the counterparty performance date.

Manufacturing Commitments and Contingencies

The Company is subject to various manufacturing royalties and payments related to its product candidate, Molgradex. Under this agreement with the Active Pharmaceutical Ingredients (“API”) manufacturer, no signing fee or milestones are included in the royalty payments, and there is no minimum royalty. Additionally, Savara amended its agreement with the API manufacturer in the third quarter of 2017 under which the Company agreed to pay $.4 million for technology transfer services rendered through September 30, 2017, $.6 million upon the delivery of a working cell bank and master cell bank, and $2.0 million upon the achievement of certain milestones related to regulatory approval of Molgradex.  As a result, this amendment eliminated the previously disclosed purchase commitment to acquire a working cell bank and master cell bank for $2.0 million from this API manufacturer in the third quarter of 2017. Upon the successful development, registration and attainment of approval by the proper health authorities, such as the FDA, in any territory except Latin America, Central America and Mexico, the Company must pay a royalty of three percent (3%) on annual net sales to the manufacturer of its API.

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

3. Prepaid expenses and other current assets

Prepaid expenses, consisted of (in thousands):

	September 30, 2017	December 31, 2016
R&D tax credit receivable	$357	$357
Prepaid clinical trial costs	1,324	243
VAT receivable	114	111
Prepaid insurance	263	35
Deposits and other	177	94
Total prepaid expenses and other current assets	$2,235	$840

4. Accrued expenses and other liabilities

Accrued expenses and other liabilities, consisted of (in thousands):

	September 30, 2017	December 31, 2016
Accrued contracted research and development costs	$3,321	$1,855
Accrued general and administrative costs	630	458
Accrued compensation	157	117
Forward currency contract obligation	39	—
Other	—	47
Total accrued expenses and other liabilities	$4,147	$2,477

5. Short-term Investments

Short-term Investments in Available for Sale Securities

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments as of September 30, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$3,985	$—	$—	$3,985
Asset backed securities	3,612	—	(1)	3,611
Corporate securities	11,546	—	(4)	11,542
Commercial paper	14,335	—	—	14,335
Total short-term investments	$33,478	$—	$(5)	$33,473

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. Classification as short-term or long-term is based upon the maturity of the debt securities, which is less than twelve months.

There were no significant realized gains or losses related to investments for the nine months ended September 30, 2017 and the year ended December 31, 2016.

6. Acquisitions

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

Pursuant to business combination accounting, the Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value with limited exceptions. The Company used the Multi-Period Excess Earnings Model (MPEEM), a form of the income approach to value the in-process research and development intangible asset.  Under the valuation method, the present value of future cash flows expected to be generated from the in-process research and development of the acquired product candidate, Aironite, was determined using a reasonable discount rate, and identified projected cash flows from Aironite were risk adjusted to take into consideration the probabilities of moving through the various clinical stages.  The excess of the purchase price over the assets acquired and liabilities assumed represents goodwill. The goodwill is primarily attributable to the synergies expected to arise after the acquisition and is not expected to be deductible for tax purposes.  Transaction costs associated with the Merger of approximately $2.2 million are included in general and administrative expense for the nine months ended September 30, 2017. The total purchase price for Mast was $35.8 million based on the fair value of the outstanding Mast equity on the date of the Merger which was allocated as follows:

Purchase Consideration	(in thousands)
Fair value of Mast shares outstanding	$33,117
Fair value of Mast equity	2,729
Fair value of total consideration	$35,846
Assets acquired and liabilities assumed
Cash and cash equivalents	$3,442
Tangible assets	283
In-process research and development intangible assets	21,692
Liabilities	(2,396)
Debt	(3,407)
Deferred tax liability	(8,677)
Total assets acquired and liabilities assumed	10,937
Goodwill	24,909
Total	$35,846

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

(b) Serendex

On May 13, 2016, the Company entered into a Business Transfer Agreement with Serendex Pharmaceuticals A/S (“Serendex”) under which Serendex agreed to sell, transfer and assign to the Company all of its assets and subsidiaries, certain of its contracts, and certain of its employees and liabilities. On July 15, 2016, the Company completed the acquisition of Serendex through its wholly-owned subsidiary, Savara ApS, a limited liability company established under the laws in Denmark. Through this acquisition, the Company gained access to the late-stage asset, Molgradex, for the treatment of PAP. In addition to Molgradex, Savara gained access to an experienced development team familiar with all aspects of the Molgradex program.  Pursuant to the Business Transfer Agreement, the Company issued 1,965,400 shares of the Company’s common stock to the seller, after giving effect of the Exchange Ratio and agreed to pay up to $21.5 million of contingent cash consideration upon the attainment of certain contingent development milestones of Molgradex.

(c) Pro Forma

The following summary pro forma condensed consolidated financial information reflects the Merger with Mast as if it had occurred on January 1, 2016 for purposes of the statements of operations. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had the Merger in fact occurred on January 1, 2016, and is not intended to project the Company’s results of operations for any future period. Included in the Savara condensed consolidated statement of operations for the nine months ended September 30, 2017 is $0 of revenue and $1.2 million of net loss before income tax generated by Mast since April 27, 2017, the acquisition date.

Pro forma condensed consolidated financial information for the nine months ended September 30, 2017 and the year ended December 31, 2016 (unaudited) is as follows (in thousands):

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Net revenues	$94	$528
Net loss	$(18,211)	$(42,560)

Pro forma combined net loss includes adjustments to remove transaction costs of $8.5 million and $.6 million for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively, because they will not have a continuing impact on operations, and a reduction in historical interest expense of $1.4 million for the year ended December 31, 2016 due to the new debt to finance the merger and extinguishment of Mast pre-merger debt.

7. Convertible Promissory Notes

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

Both the put option, with a fair value of approximately $1.0 million and warrant liability, with a fair value of approximately $.3 million at inception, were initially recorded as derivative liabilities on the accompanying balance sheet and a corresponding discount to the 2016 Notes. The Company accreted the discount to interest expense on the statement of operations and comprehensive loss over the term of the 2016 Notes using the effective interest rate method. The Company recorded interest expense of $.2 million during the nine months ended September 30, 2017 related to the accretion of the total discount through the date of conversion.

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

The put option, with a fair value of approximately $.8 million at inception, was initially recorded as a derivative liability on the accompanying balance sheet and a corresponding discount to the 2017 Notes. The Company accreted the discount to interest expense on the statement of operations and comprehensive loss over the term of the 2017 Notes using the effective interest rate method. The Company recorded interest expense of approximately five thousand dollars during the nine months ended September 30, 2017 related to the accretion of the discount through the date of conversion.

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

8. Debt Facility

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

On June 15, 2017, following an underwritten public offering of 9,034,210 shares of the Company’s common stock and the sale of 23,550 shares of the Company’s common stock under the At The Market Sales Agreement (Note 11), the Company executed the second tranche of the Loan Agreement for $7.5 million as the financing conditions under the Loan Agreement had been met.

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

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value (in thousands):

	As of September 30, 2017
	Short-term	Long-term
Principal payments to lender and end of term charge	$—	$15,087
Debt Issuance costs	—	(91)
Debt discount related to warrants	—	(321)
Carrying Value	$—	$14,675

9. Fair Value Measurements

The Company measures and reports certain financial instruments at fair value on a recurring basis and evaluates its financial instruments subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them in each reporting period.

The Company determined that certain investments in debt securities classified as available-for-sale securities were Level 1 financial instruments.

Additional investments in corporate debt securities and commercial paper are considered Level 2 financial instruments because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all of these investments. For the Company’s investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

Foreign exchange derivatives not designated as hedging instruments are considered Level 2 fair value measurements. The Company’s foreign exchange derivative instruments are typically short-term in nature.

The Company also determined that the warrant liability for the Series B Warrants and Series C Warrants, the put options on the 2016 Notes and 2017 Notes, described further in Note 6, and the contingent consideration, described further below, were Level 3 financial instruments.

The fair value of these instruments as of September 30, 2017 and December 31, 2016 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2017:
Cash equivalents:
U.S. Treasury money market funds	$408	$—	$—
U.S. government securities	$1,999	$—	$—
Commercial paper	$—	$1,199	$—
Repurchase agreements	$—	$3,000	$—
At the market fiduciary account	$59	$—	$—
Short-term investments:
U.S. government securities	$3,985	$—	$—
Asset backed securities		$3,611
Corporate securities	$—	$11,542	$—
Commercial paper	$—	$14,335	$—
Liabilities:
Foreign exchange derivatives not designated as hedging instruments	$—	$38	$—
Contingent consideration	$—	$—	$11,816
As of December 31, 2016:
Liabilities:
Put option	$—	$—	$979
Warrant liability	$—	$—	$303
Contingent consideration	$—	$—	$9,708

The estimated fair value of the put option on the 2016 Notes was determined using a multi-scenario probability weighted average method analysis in which the future probability of the equity financing event or Merger was weighted for its respective probability. The Company used the following assumptions to value the put option on the 2016 Notes and 2017 Notes as of September 30, 2017 and December 31, 2016. Upon the Merger date, April 27, 2017, the 2016 Notes and 2017 Notes were automatically converted into shares of common stock of the Company.

Assumption	September 30, 2017	December 31, 2016
Discount rate	—	0.43%
Probability of event	—	85.0%

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

Assumption	September 30, 2017	December 31, 2016
Expected term	—	0.42 – 4.50
Expected dividend yield	—	—
Expected volatility	—	44.65% - 60.66%
Risk-free interest rate	—	0.58% - 1.82%

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

The following tables sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument (in thousands) for the nine months ended September 30, 2017 and year ended December 31, 2016:

	Warrant Liability	Put Option on 2016 Note and 2017 Note	Contingent Consideration
As of December 31, 2015	$274	$—	$—
Put option at issuance of 2016 Notes	—	977	—
Contingent consideration	—	—	9,524
Issuance of Series C Warrants	259	—	—
Change in fair value	(230)	2	184
Balance at December 31, 2016	$303	$979	$9,708
Change in fair value	67	169	2,108
Put option at issuance of 2017 Notes	—	828	—
Reclassification of warrant liability to common equity	(370)	—	—
Conversion of 2016 and 2017 Notes	—	(1,976)	—
Balance at September 30, 2017	$—	$—	$11,816

The Company records changes in fair value of the contingent consideration in general and administrative expense.

In June 2017, the Company determined that there would be a change to the Molgradex program due to the FDA’s guidance on the clinical program requirements for a New Drug Application submission in the U.S. related to the Molgradex product, which was issued in May 2017.  Based on the FDA's guidance, the Company modified certain criteria of its Molgradex development program which the Company believes will accelerate the development timeline in the U.S.  The Company accordingly accounted for this change in its valuation of the contingent consideration as of June 30, 2017.  The Company also accounted for the time value of money related to the Contingent Milestone Payments from December 31, 2016 to September 30, 2017 in its assessment. Accordingly, the related contingent consideration liability was remeasured to $11.8 million as of September 30, 2017 reflecting a change in fair value of $2.1 million for the nine months ended September 30, 2017 of which $2.0 million was related to the period from December 31, 2016 through June 30, 2017 and $.1 million related to the three months ended September 30, 2017.

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2 and Level 3 during the nine months ended September 30, 2017 and year ended December 31, 2016.

10. Derivative Financial Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company seeks to limit these risks by following risk management policies and procedures, including the use of derivatives. The Company’s derivative contracts, which are not designated as hedging instruments, principally address short-term foreign currency exchange. The estimated fair value of the derivative contracts was based upon the relative exchange rate as of the balance sheet date. Accordingly, any gains or losses resulting from variances between this exchange rate the exchange rate at the contract inception date were recognized as other income or expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2017, there were approximately $1.8 million of unsettled forward exchange contracts to purchase foreign currency and the net derivative financial instruments were recorded at estimated fair value in accrued expenses, or thirty-nine thousand dollars.

11. Shareholders’ Equity

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

Common Stock Sales Agreement/At The Market (ATM)

On April 27, 2017, the Company delivered written notice to Cowen and Company, LLC that it was terminating its prior sales agreement, dated August 21, 2015, and on April 28, 2017, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $18.0 million. The Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. Subject to the terms and conditions of the Sales Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the nine months ended September 30, 2017, the Company sold 124,210 shares of common stock under the sales agreement, for net proceeds, of approximately $1.0 million.

Common Stock

The Company’s amended and restated certificate of incorporation, effective upon the completion of the Merger, authorizes the Company to issue 501 million shares of common and preferred stock, consisting of 500 million shares of common stock with $0.001 par value and 1 million shares of preferred stock with $0.001 par value.  The following is a summary of the Company’s common stock at September 30, 2017 and December 31, 2016, which reflects Savara as a private company prior to the Merger, as restated for the Exchange Ratio upon closing of the Merger.

	September 30, 2017	December 31, 2016
Common stock authorized	500,000,000	27,000,000
Common stock outstanding	24,389,105	3,162,573

The Company’s shares of common stock reserved for issuance as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Series A Preferred Stock	—	1,799,906
Series B Preferred Stock	—	5,675,387
Series C Preferred Stock	—	4,452,582
Series B Warrants	—	289,966
Series C Warrants	—	125,885
Warrants from Mast acquired in Merger	1,152,231	—
Warrants Converted Pursuant to Merger	74,992	—
April 2017 SVB Warrants	24,725	—
June 2017 SVB Warrants	41,736	—
Call Options Pursuant to Serendex Settlement	650,000	—
Stock options outstanding	1,657,078	1,814,645
Total shares reserved	3,600,762	14,158,371

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

Pursuant to the Merger, Series C Warrants were converted to warrants to purchase 74,992 shares of the Company’s common stock after giving effect to both the Anti-Dilution Conversion Ratio and Exchange Ratio.

The following table summarizes the outstanding warrants for the Company’s common stock as of September 30, 2017:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
401,391	$45.50	June 2018
314,446	$52.50	November 2019
32,467	$7.00	August 2020
403,927	$29.40	February 2021
74,992	$8.98	June 2021
24,725	$9.10	April 2027
41,736	$5.39	June 2027
1,293,684

Beneficial Conversion Feature

Due to the conversion of the 2016 Notes and 2017 Notes upon the Merger resulting in an Anti-Dilution Conversion Ratio to the holders of Series C preferred stock and Series C Warrants, a Contingent Beneficial Conversion Feature (“BCF”) was triggered resulting in an intrinsic BCF value attributable to the securities of approximately $.4 million, collectively.  Since the conversion of the Series C preferred stock and Series C Warrants occurred contemporaneously on the BCF commitment date, the Company measured the value on that date and recorded the BCF as a “deemed dividend.”

Financial Advisor Fees

The Company executed an agreement with Canaccord Genuity in February 2016 as modified in March 2017 (collectively the “Advisory Agreement”) where the Company was obligated to pay Canaccord a success fee upon the closing of the Merger. As of September 30, 2017, following the Merger and public offering on June 7, 2017, the Company paid Canaccord Genuity $1.0 million related to the success fee for the Merger due under the Advisory Agreement following the public offering and which was paid in July 2017.

12. Commitments

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

Settlement with Clinical Vendor

On June 29, 2017, the Company executed a Memorandum of Understanding (“MOU”) with TFS Trial Form Support International AB (“TFS”) and DOT World Co., Ltd. (“DOT”) in order to resolve the issue of outstanding payment for services owed to DOT by Serendex in connection with the Molgradex clinical trial conducted prior to our acquisition of Serendex in July 2016. As part of this MOU, the Company agreed to pay TFS approximately 53 million Japanese Yen (approximately $.5 million) based on an installment payment schedule through December 31, 2017, if Serenova A/S (“Serenova”), the successor to Serendex, failed to pay the parties in full by June 30, 2017. Serenova failed to pay TFS in full by June 30, 2017, and the Company accrued the full settlement amount.  During the three months ended September 30, 2017, the Company paid $.2 million of the accrued settlement amount and continued to pursue collection from Serenova.

On September 1, 2017, Savara and Serenova entered into a settlement agreement with respect to the matter under which Serenova agreed to make a cash settlement payment to Savara of $.3 million. Additionally, under the terms of settlement agreement, within ninety days following the cash settlement payment to Savara, which occurred on September 11, 2017, Serenova was provided the right, but not the obligation, to purchase up to 650,000 shares of common stock of Savara at a price per share equal to 90% of the volume weighted average price of Savara’s common stock for the five (5) trading days ending on the date that Serenova elects to purchase such shares.  Management determined that this call option should be separated and accounted for as a derivative.  Since this call option meets the net settlement criterion and the settlement provisions are consistent with the fixed-for-fixed equity instrument and indexed to the Company’s stock, the derivative instrument is equity-classified.  As such, the call option was valued at $.3 million using the Black-Scholes option pricing model with the following assumptions:  volatility 11.08%, expected term of ninety days, risk-free interest rate of 1.04%, and a zero dividend yield.

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

13. Related Party Transactions

Pursuant to the public offering on June 7, 2017 (Note 11), Zambon SpA purchased 4,693,540 shares of the Company's common stock and holds approximately 19.2% of the Company's outstanding shares and voting interests of the Company as of September 30, 2017.

14. Stock-Based Compensation

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

Prior to the closing of the Merger, the Company had issued incentive and non-qualified options and restricted stock to employees and non-employees under the 2008 Plan. The terms of the stock options, including the exercise price per share and vesting provisions, are determined by the board of directors. Stock options were granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant based upon objective and subjective factors including: third-party valuations, preferred stock transactions with third parties, current operating and financial performance, management estimates and future expectations. Stock option grants typically vest quarterly over three to four years and expire ten years from the grant date, and restricted stock grants vest on a quarterly basis over four years and expire ten years from the grant date. As of September 30, 2017, 562,596 shares of restricted stock had been issued excluding forfeited shares of restricted stock and after giving effect to the Exchange Ratio.

Restricted Stock

The Company values stock-based compensation related to grants of its restricted stock, which were issued prior to the Merger date, based on the fair value of the Company’s common stock as of the grant date and recognizes the expense over the requisite service period, usually four years, adjusted for estimated forfeitures. To determine the value of its common stock, the Company utilized the Option Pricing Method. The valuation methodology includes estimates and assumptions that require the Company’s judgment. Inputs used to determine the estimated fair value of the Company’s common stock include the equity value of the Company, expected timing to a liquidity event, a risk-free interest rate and the expected volatility. Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact on the fair value measurement of the Company’s common stock.

During the nine months ended September 30, 2017 and 2016, the Company did not issue any shares of restricted stock to employees under the 2008 Plan.

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

Changes in 2008 Plan

Subsequent to the Merger, the Company no longer issues stock based awards under the 2008 Plan.

B. 2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was amended and approved by stockholders in June 2015. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted share units (“RSUs”), performance units, shares and other share-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of September 30, 2017, the number of shares of our common stock available for grant under the 2015 Plan was 453,382 shares.

C. Stock-Based Award Activity

The following table provides a summary of stock-based awards for the 2008 Plan and 2015 Plan (the “Plans”) for the nine months ended September 30, 2016 and 2017, after giving effect of the Reverse Stock Split and Exchange Ratio:

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Stock Options	RSUs	Total	Stock Options	RSUs	Total
Outstanding as of December 31	2,129,856	—	2,129,856	1,079,674	—	1,079,674
Granted	42,500	122,588	165,088	137,838	—	137,838
Exercised	(118,213)	(72,361)	(190,574)	(823)	—	(823)
Forfeited	(447,065)	(227)	(447,292)	(188,290)	—	(188,290)
Outstanding as of September 30	1,607,078	50,000	1,657,078	1,028,399	—	1,028,399

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three months ended September 30, 2017 and 2016 and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Research and development	$38	$22	$112	$67
General and administrative	76	20	238	87
Total stock-based compensation	$114	$42	$350	$154

15. Net Loss per Share

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

As of September 30, 2017 and 2016, potentially dilutive securities include:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Awards under equity incentive plan	1,607,078	1,028,399
Unvested restricted shares	78,396	126,511
Series A Contingent Redeemable Preferred Stock	—	1,054,745
Series B Contingent Redeemable Preferred Stock	—	3,325,777
Series C Contingent Redeemable Preferred Stock	—	2,653,726
2016 Series C Convertible Note	—	499,540
Warrants to purchase Series B Contingent Redeemable Preferred Stock	—	169,920
Derivative call option	650,000
Warrants to purchase Series C Contingent Redeemable Preferred Stock	—	74,992
Warrants to purchase common stock	1,293,684	—
Total	3,629,158	8,933,610

The following table reconciles basic earnings per share of common stock to diluted earnings per share of common stock for the three months ended September 30, 2017 and 2016 and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net loss	$(6,817)	$(3,227)	$(23,293)	$(6,955)
Accretion of convertible redeemable preferred stock	—	(44)	(578)	(70)
Deemed dividend on beneficial conversion feature	—	—	(404)	—
Net loss attributable to common stockholders	(6,817)	(3,271)	(24,275)	(7,025)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(6,817)	(3,271)	(24,275)	(7,025)
Weighted average common shares outstanding, basic and diluted	24,209,517	2,707,055	13,770,032	1,596,123
Basic and diluted EPS	$(0.28)	$(1.21)	$(1.76)	$(4.40)

16. Subsequent Events

On October 27, 2017, the Company completed an underwritten public offering consisting of 5,250,000 shares of its common stock, in addition to pre-funded warrants to purchase 775,000 shares of its common stock.  Under the offering, the underwriter was granted an option to purchase 787,500 additional shares of Savara common stock at the public offering price, less the underwriting discounts and commissions. The underwriters’ option to purchase the remaining balance of additional shares expires 30 days from the date of the offering, or on November 24, 2017. On November 2, 2017, the underwriters exercised their option to purchase the 787,500 additional shares resulting in net proceeds of approximately $5.7 million. The net proceeds from the offering, including the option to purchase additional shares, after deducting the underwriting discounts and commissions and offering expenses, were approximately $50 million. Savara intends to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for its product candidates including an indication expansion for Molgradex for the treatment of Nontuberculous Mycobacteria (“NTM”) lung infection, and general and administrative expenses. The public offering was executed under an existing shelf registration statement as previously filed with the Securities and Exchange Commission on August 12, 2015 and declared effective on August 19, 2015. In connection with the offering, on October 12, 2017, the Company suspended its activity under the “At The Market” Sales Agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND

RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” in this Quarterly Report on pages 35 through 56.

Overview

Savara is an orphan lung disease company. Our pipeline comprises: Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor, or GM-CSF, in Phase 3 development for pulmonary alveolar proteinosis (“PAP”); AeroVanc, a Phase 3 stage inhaled vancomycin for treatment of persistent methicillin-resistant Staphylococcus aureus (“MRSA”), infection in cystic fibrosis; and, Aironite, an inhaled sodium nitrite for heart failure with preserved ejection fraction (“HFpEF”), in Phase 2 development. Savara has recently expanded the use Molgradex for Phase 2a development for nontuberculous mycobacterial, (“NTM”), lung infection. Savara’s strategy involves expanding its pipeline of potentially best-in-class products through indication expansion, strategic development partnerships and product acquisitions, with the goal of becoming a leading company in its field. Savara operates in one segment and has its principal offices in Austin, Texas. Since inception, Savara has devoted substantially all of its efforts and resources to identifying and developing its product candidates, recruiting personnel, and raising capital. Savara has incurred operating losses and negative cash flow from operations and has no material product revenue from inception to date as Savara has not yet commenced commercial operations. From inception of Savara, as a private company prior to the Merger, to September 30, 2017, Savara has raised net cash proceeds of approximately $102.9 million, from a public offering and private placements of convertible preferred stock, note financings and debt financings.

Savara has never been profitable and has incurred operating losses in each year since inception. Savara’s net losses were $23.3 million for the nine months ended September 30, 2017 and $10.9 million for the year ended December 31, 2016. As of September 30, 2017, Savara had an accumulated deficit of $61.7 million. Substantially all of Savara’s operating losses resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with its operations.

Savara has chosen to operate by outsourcing its manufacturing and most of its clinical operations. Savara expects to incur significant additional expenses and increasing operating losses for at least the next several years as it initiates and continues the clinical development of, and seeks regulatory approval for, its product candidates and adds personnel necessary to operate as a public company with an advanced clinical candidate pipeline of products. In addition, Savara operating as a publicly traded company, following the Merger, will involve the hiring of additional financial and other personnel, upgrading financial information systems and incurring costs associated with operating as a public company. Savara expects that its operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

As of September 30, 2017, Savara had cash of $19.8 million and short-term investments of $33.5 million. Savara will continue to require substantial additional capital to continue its clinical development and potential commercialization activities. Accordingly, Savara will need to raise substantial additional capital to continue to fund its operations. The amount and timing of its future funding requirements will depend on many factors, including the pace and results of its clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on its financial condition and its ability to develop its product candidates and its indication expansion of Molgradex for NTM.

Recent Events

On April 27, 2017, Savara completed its business combination with Mast in accordance with the terms of the Merger Agreement, dated January 6, 2017. In connection with and immediately prior to the effective time of the Merger, Mast implemented a reverse stock split at a ratio of one new share for every 70 shares of its common stock outstanding.  Under the terms of the Merger Agreement, each outstanding share of Savara common stock was then converted into Mast common stock at the Exchange Ratio. As a result of the Merger, the Mast equity holders owned approximately 23% of the combined company, and Savara’s pre-existing equity holders owned approximately 77%.

On April 28, 2017, Savara entered into a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which Savara may offer and sell, from time to time, through Wainwright, shares of its common stock (the “Shares”), having an aggregate offering price of not more than $18.0 million. The shares will be offered and sold pursuant to Savara’s shelf registration statement on Form S-3. Subject to the terms and conditions of the Sales Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon Savara’s instructions. Savara has provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” (“ATM”) as defined in Rule 415 under the Securities Act of 1933, as amended. Savara has no obligation to sell any of the Shares, and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

On June 7, 2017, Savara completed an underwritten public offering consisting of 9,034,210 shares of our common which included 613,157 shares upon the partial exercise of the underwriters' option to purchase additional shares of Savara common stock at the public offering price, less the underwriting discounts and commissions. The underwriters’ option to purchase the remaining balance of additional shares expired as of June 30, 2017. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $39.5 million.

On October 27, 2017, Savara completed an underwritten public offering consisting of 5,250,000 shares of our common stock, in addition to pre-funded warrants to purchase 775,000 shares of its common stock.  Under the offering, the underwriter was granted an option to purchase 787,500 additional shares of Savara common stock (the “Optional Shares”) at the public offering price, less the underwriting discounts and commissions. The underwriters’ option to purchase Optional Shares expires 30 days from the date of the offering, or on November 24, 2017. On November 2, 2017, the underwriters exercised their option to purchase the Optional Shares, and such transaction closed on November 6, 2017, resulting in net proceeds of approximately $5.8 million. The net proceeds from the offering, including the option to purchase additional shares, after deducting the underwriting discounts and commissions and offering expenses, were approximately $50.0 million. Savara intends to use proceeds from the June 2017 and October 2017 offerings for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for its product candidates including an indication expansion for Molgradex for the treatment of NTM lung infections, and general and administrative expenses. The June 2017 and October 2017 offerings were executed under an existing shelf registration statement as previously filed with the Securities and Exchange Commission on August 12, 2015 and declared effective on August 19, 2015. In connection with the offering, on October 12, 2017, the Company suspended its activity under the ATM Sales Agreement.

On October 24, 2017, Savara announced that it plans to expand the development of its lead product candidate Molgradex to include the treatment of NTM lung infection. The Company is planning to initiate a Phase 2a open-label clinical trial in subjects with antibiotic-resistant NTM lung infection in early 2018. The clinical trial will investigate the efficacy of Molgradex on NTM sputum culture conversion to negative, reduction of NTM bacterial load in sputum, exercise capacity as well as its effect on patient reported outcomes, and safety.

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

The largest component of Savara’s operating expenses has historically been its investment in research and development activities. The following table shows Savara’s research and development expenses for the three months ended September 30, 2017 and 2016 and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Product candidates:
AeroVanc	$1,991	$1,751	$4,866	$4,303
Molgradex	2,490	$391	6,598	391
Aironite	485	$—	612	—
Total research and development expenses	$4,966	$2,142	$12,076	$4,694

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, facility expenses, expenses for outside professional services, including legal, audit and accounting services, and changes in the fair value of certain contingent consideration. Personnel costs consist of salaries, benefits and stock-based compensation. Facility expenses consist of rent and other related costs. General and administrative costs also include depreciation expense and other supplies. Savara has incurred additional expenses as a result of becoming a public company as a result of the Merger, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations, and other administrative expenses and professional services.

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

Fair Value of Common Stock. Prior to the Merger, the fair value of the shares of common stock underlying stock options had been determined by Savara’s board of directors. In order to determine the fair value of the common stock at the time of grant of the option, the Savara board of directors considered, among other things, valuations performed by an independent third-party. Because there had been no public market for Savara’s common stock, the Savara board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of Savara’s common stock, including important developments in Savara’s operations, sales of convertible preferred stock, actual operating results and financial performance, the conditions in the life sciences industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of its common stock, among other factors. Since April 28, 2017, the fair value of our common stock has been determined by the closing price of our common stock listed on the Nasdaq exchange as of the date of the grant.

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

Expected Dividend. Savara has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, Savara used an expected dividend yield of zero. For the nine months ended September 30, 2017 and 2016, stock-based compensation expense was approximately $0.4 million and $0.2 million, respectively.

Results of Operations — Comparison of Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Dollar
	2017	2016	Change
		(in thousands)
Grant revenue	$—	$—	$—
Operating expenses:
Research and development	$4,966	$2,142	$2,824
General and administrative	1,486	1,002	484
Depreciation	91	86	5
Total operating expenses	6,543	3,230	3,313
Loss from operations	(6,543)	(3,230)	(3,313)
Other income (expense)	$(391)	$3	$(394)
Net loss before income taxes	(6,934)	(3,227)	(3,707)
Income tax benefit	$117	$—	$117
Net loss	$(6,817)	$(3,227)	$(3,590)

Research and development

Research and development expenses increased by $2.8 million, or 132%, to $5.0 million for the three months ended September 30, 2017 from $2.1 million for the three months ended September 30, 2016. The increase was primarily due to $2.1 million in increased development costs associated with the development of Molgradex, a $0.5 million increase in costs related to the Aironite study, as it pertains to patient enrollment milestones, and a slight increase of $0.2 million in AeroVanc study costs.

General and administrative

General and administrative expenses increased by $.5 million, or 48%, to $1.5 million for the three months ended September 30, 2017 from $1.0 million for the three months ended September 30, 2016. The increase was primarily due to an increase of $0.4 million in insurance, legal and accounting costs associated with public company requirements and activities, and a slight increase of $0.1 million due to increased administrative personnel costs.

Other expense

Other expense increased by $0.4 million for the three months ended September 30, 2017. The increase was primarily due to $0.2 million in change in foreign currency exchange with the remainder related to interest expense and change in fair value of financial instruments.

Income tax benefit

Income tax benefit in 2017 represents a tax benefit provided by the Danish government in the form of a refundable research credit associated with research and development expenditures of Savara’s subsidiary, Savara ApS. There was minimal benefit in the third quarter of 2016, as the subsidiary was not acquired until July 2016.

Results of Operations — Comparison of Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Dollar
	2017	2016	Change
		(in thousands)
Grant revenue	$—	$—	$—
Operating expenses:
Research and development	$12,076	$4,694	$7,382
General and administrative	8,410	1,955	6,455
Depreciation	272	256	16
Total operating expenses	20,758	6,905	13,853
Loss from operations	(20,758)	(6,905)	(13,853)
Other expense	$(3,359)	$(50)	$(3,309)
Net loss before income taxes	(24,117)	(6,955)	(17,162)
Income tax benefit	$824	$—	$824
Net loss	$(23,293)	$(6,955)	$(16,338)

Research and development

Research and development expenses increased by $7.4 million, or 157%, to $12.1 million for the nine months ended September 30, 2017 from $4.7 million for the nine months ended September 30, 2016. The increase was primarily due to $6.2 million in increased development costs associated with the development of Molgradex which was not part of the Savara development plan until mid-July 2016 and an increase of $0.5 million in AeroVanc CMC and study costs as initiated our Phase III clinical trial.  Additionally, in April 2017 we began incurring costs for our Aironite program which totaled $0.6 million for the nine months ended September 30, 2017 versus $0 for the nine months ended September 30, 2016.

General and administrative

General and administrative expenses increased by $6.5 million, or 330%, to $8.4 million for the nine months ended September 30, 2017 from $2.0 million for the nine months ended September 30, 2016. The increase was due to $2.1 million of expense in connection with the changes in fair value of the contingent consideration associated with the Serendex acquisition and approximately $2.6 million of expense in connection with the Merger and financing activities and related costs including legal and accounting expenditures. Savara personnel costs increased $0.7 million due to increased administrative personnel costs including bonuses. In 2017, Savara incurred increased costs associated with being a public company.  These costs included certain legal, accounting and filing costs, as well as public company insurance costs, all of which totaled approximately $0.5 million.  Additionally, administrative costs of Savara ApS (Denmark) totaled $.6 million during the nine months ended September 30, 2017 and such entity was not part of Savara until July 15, 2016, and had costs of only $0.1 million for the two and a half months under our ownership through September 30, 2016.

Other expense

Other expense increased by $3.3 million for the nine months ended September 30, 2017. The increase was primarily due to $1.8 million of expense associated with the extinguishment of the 2016 Notes and 2017 Notes, $0.8 million in interest expense, and $0.4 million in the change in fair value of financial instruments.

Income tax benefit

Income tax benefit in 2017 represents a tax benefit provided by the Danish government in the form of a refundable research credit associated with research and development expenditures of Savara’s subsidiary, Savara ApS. There was no tax benefit in the first half of 2016 and minimal tax benefit in the third quarter of 2016, as the subsidiary was not acquired until July 2016.

Liquidity and Capital Resources

As of September 30, 2017, Savara had $19.8 million in cash, $33.5 million in short-term investments and an accumulated deficit of $61.7 million. Savara expects that its research and development and general and administrative expenses will increase, and, as a result, Savara anticipates that it will continue to incur increasing losses in the foreseeable future. Therefore, Savara will need to raise additional capital to fund its operations, which may be through the issuance of additional equity, and potentially through borrowings.

Loan Agreement

On April 28, 2017, Savara entered into a loan and security agreement with Silicon Valley Bank (the “Loan Agreement”). The Loan Agreement provides for a $15 million debt facility, of which the first tranche, or $7.5 million, was immediately available to Savara upon completion of the Merger. Savara executed the first tranche in early May 2017. The primary use of the capital was for the repayment of $3.7 million of principal debt and fees of Mast assumed in the Merger.  The residual capital will be utilized to fund ongoing development programs of Savara and for general corporate purposes. Under the terms of the Loan Agreement, Savara may, but is not obligated to draw a second tranche of $7.5 million available through June 30, 2017, subject to the achievement of certain corporate milestones specifically a minimum new capital raise with combined proceeds of at least $40 million through a secondary offering, private investment in public entity (PIPE), ATM, partnerships or grant to be received within twelve months of signing the agreement.

On June 15, 2017, Savara executed the second tranche of the Loan Agreement for $7.5 million as the financing conditions under the Loan Agreement had been met.

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

The Loan Agreement bears interest at the prime rate reported in The Wall Street Journal, plus a spread of 4.25%. Interest only payments are due through September 2018 followed by monthly payments of principal plus interest over the following thirty (30) months.  Since the second tranche was fully extended, the interest only period was extended for an additional six (6) months, through March 2019 followed by monthly payments of principal plus interest over the following twenty-four (24) months through the maturity date of March 1, 2021. We were obligated to pay customary closing fees and are obligated to pay a final payment of 6.0% of the aggregate principal amount of term loans advanced under the facility. The end of term charge of $.9 million will be due on the scheduled maturity date and is being recognized as an increase to the principal with a corresponding charge to interest expense over the term of the facility using the effective interest method.

In connection with the Loan Agreement, we paid $.1 million in legal costs directly attributable to issuing the debt instrument. Such charges were accounted for as debt issuance costs and are being amortized to interest expense using the effective interest method through the scheduled maturity date.

Upon funding the first tranche of the Loan Agreement, Savara was obligated to issue warrants to purchase shares of its common stock equal to 3.0% of the funded amount divided by the exercise price to be set based on the average price per share over the preceding 10 trading days prior to closing.  The number of shares under the warrant agreement for the first tranche was 24,725 shares of the Savara’s common stock at an exercise price of $9.10 per share, with a ten year life, expiring on April 28, 2027.

Upon funding the second tranche of the Loan Agreement, the Company was obligated to issue warrants to purchase shares of its common stock equal to 3.0% of the funded amount divided by an exercise price to be set based on the average price per share over the preceding 10 trading days prior to funding or the price per share prior to the day of funding. As such, Savara issued a second warrant for 41,736 shares at an exercise price of $5.39 with a ten year life, expiring on June 15, 2027.

Cash Flows

The following table summarizes Savara’s cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(18,764)	$(6,180)
Cash provided by / (used in) investing activities	(30,062)	(8)
Cash provided by financing activities	55,333	5,017
Effect of exchange rate changes	(67)	—
Net increase / (decrease) in cash	$6,440	$(1,171)

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2017 was $18.8 million, consisting of a net loss of $23.3 million, which was partially offset by noncash charges of $6.0 million, mainly comprised of depreciation, noncash interest, fair value changes, loss on debt extinguishment, accretion of discount to convertible promissory notes, and stock-based compensation, and by a net decrease in assets and liabilities of $1.5 million. The change in Savara’s net operating assets and liabilities was primarily due to an increase accrued liabilities mostly related to research and development costs for both AeroVanc and Molgradex.

Cash used in operating activities for the nine months ended September 30, 2016 was $6.2 million, consisting mainly of a net loss of $7.0 million.

Cash flows from investing activities

Cash used by investing activities for the nine months ended September 30, 2017 was the result of the cash used to purchase available-for-sale securities partially offset by the cash acquired related to the Merger.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2017 was primarily related to proceeds from the issuance of $39.5 million (net) of common stock, $14.9 million in net proceeds from our new debt facility with Silicon Valley Bank, $3.6 million related to proceeds from the issuance of a convertible promissory note, as well as, $1.0 million from the ATM Sales Agreement.

Cash provided by financing activities for the nine months ended September 30, 2016 was related to proceeds from the issuance of Series C preferred stock and a convertible promissory note.

Future Funding Requirements

Savara has not generated any revenue from product sales. Savara does not know when, or if, it will generate any revenue from product sales. Savara does not expect to generate any revenue from product sales unless and until it obtains regulatory approval for and commercializes any of its product candidates. At the same time, Savara expects its expenses to increase in connection with its ongoing development and manufacturing activities, particularly as Savara continues the research, development, manufacture and clinical trials of, and seeks regulatory approval for, its product candidates. Savara expects to continue to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of its product candidates, Savara anticipates that it will need additional funding in connection with its continuing operations.

As of September 30, 2017, Savara had cash of $19.8 million and short-term investments of $33.5 million. Savara will continue to require additional capital to continue its clinical development and potential commercialization activities. Accordingly, Savara will need to raise additional capital to continue to fund its operations. The amount and timing of its future funding requirements will depend on many factors, including the pace and results of its clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on its financial condition.

On October 27, 2017, Savara completed an underwritten public offering consisting of 5,250,000 shares of its common stock, in addition to pre-funded warrants to purchase 775,000 shares of its common stock.  Under the offering, the underwriter was granted an option to purchase 787,500 additional shares of Savara common stock at the public offering price, less the underwriting discounts and commissions which was exercised on November 2, 2017. The net proceeds from the offering, including the option to purchase additional shares, after deducting the underwriting discounts and commissions and offering expenses, were approximately $50 million.

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

Contractual Obligations

The following provides information supplemental to the tabular summary of contractual obligations as of December 31, 2016 presented in our annual report on Form 10-K filed with the SEC on March 6, 2017, as updated by our quarterly report on Form 10-Q filed on May 9, 2017, our report on Form 8-K filed on May 10, 2017, and our Form 10-Q filed on August 9, 2017:

License and Royalty Agreements

Savara is subject to certain contingent payments to the Cystic Fibrosis Foundation Therapeutics (CFFT) in connection with a $1.7 million award from the CFFT that was provided to Savara in support of AeroVanc research (CFF Award). A payment is due to the CFFT equal to three (3) times the amount of the CFF Award upon approval of AeroVanc for commercial use. The payment is owed in equal installments of 33% due 60 days after first commercial sale; 33% due 90 days of the first anniversary of the first commercial sale; and 34% due within 90 days of second anniversary of first commercial sale. As Savara’s product has not yet been approved for commercial use, Savara has not recorded a liability for the commercial approval payment.

In addition, if net sales exceed $50 million for any calendar year occurring during the first five years after the first commercial sale, Savara must remit payment to the CFFT equal to one (1) times the CFF Award. Furthermore, if net sales exceed $100 million for any calendar year occurring during the first five years after first commercial sale, Savara must remit an additional payment to the CFFT equal to one (1) times the CFF Award. Given Savara has not recognized any sales from AeroVanc, Savara has not recorded a liability for any amounts due as additional royalties.

Manufacturing Commitments and Contingencies

Savara is subject to various manufacturing royalties and payments related to its product candidate, Molgradex. Upon the successful development, registration and attainment of approval by the proper health authorities, such as the FDA, in any territory except Latin America, Central America and Mexico, Savara must pay a royalty of three percent (3%) on annual net sales to the manufacturer of its Active Pharmaceutical Ingredients (“API”). Under this agreement with the API manufacturer, no signing fee or milestones are included in the royalty payments, and there is no minimum royalty. Additionally, Savara amended its agreement with the API manufacturer in the third quarter of 2017 under which Savara is subject to certain contingent milestone payments totaling $2.6 million if such milestones are achieved by the API manufacturer. As a result, this amendment eliminated the previously disclosed purchase commitment to acquire a working cell bank and master cell bank for $2.0 million from this API manufacturer in the third quarter of 2017. Savara is also subject to certain contingent milestone payments up to approximately seven million euros (approximately $8.0 USD) based upon various development activities and regulatory approvals payable to Savara’s manufacturer of its nebulizer used to administer Molgradex. In addition to these milestones, Savara will owe a royalty to the manufacturer of its nebulizer based on net sales. The royalty rate ranges from three and a half percent (3.5%) to five percent (5%) depending on the device technology used by Savara to administer the product.

Acquisition of Serendex Pharmaceuticals

On July 15, 2016, Savara closed on a Business Transaction Agreement (“BTA”) under which Savara acquired certain assets, liabilities, employees, and subsidiaries of Serendex Pharmaceuticals A/S (“Serendex”), a limited liability company incorporated under the laws of Denmark which delisted from the Oslo Axxes (“Oslo Stock Exchange”) on or about May 4, 2016. Serendex’s wholly owned subsidiaries include Pharmaorigin ApS and Drugrecure ApS (the “Subsidiaries”) which are limited liability companies incorporated under the laws of Denmark. Serendex was a biopharmaceutical development company which, directly and through the Subsidiaries, advanced a pipeline and portfolio of novel inhalation therapies and related technologies for the treatment of severe pulmonary conditions. Its primary focus was on the medicinal product Molgradex. The purchase price consisted of 1,965,400 shares, after giving effect to the Exchange Ratio, of Savara’s common stock, subject to a hold back of 393,080 shares, after giving effect to the Exchange Ratio, of Savara’s common stock in the name of the Seller as security for the Seller’s obligations under the BTA until the lapse of the deadline for submission of claims, and $21.5 million of contingent cash consideration based upon the achievement of certain milestones.

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

Settlement Agreement

On June 29, 2017, Savara executed a Memorandum of Understanding (“MOU”) with TFS Trial Form Support International AB (“TFS”) and DOT World Co., Ltd. (“DOT”) in order to resolve the issue of outstanding payment for services owed to DOT by Serendex in connection with the Molgradex clinical trial conducted prior to our acquisition of Serendex in July 2016. As part of this MOU, Savara agreed to pay TFS approximately 53 million Japanese Yen (approximately $.5 million) based on an installment payment schedule through December 31, 2017, if Serenova A/S (“Serenova”), the successor to Serendex, failed to pay the parties in full by June 30, 2017. Serenova failed to pay TFS in full by June 30, 2017, and Savara accrued the full settlement amount.  During the three months ended September 30, 2017, Savara paid $.2 of the accrued settlement amount and continued to pursue collection from Serenova.

On September 1, 2017, Savara and Serenova entered into a settlement agreement with respect to the matter under which Serenova agreed to make a cash settlement payment to Savara of $0.3 million. Additionally, under the terms of the settlement agreement, within ninety days following the cash settlement payment to Savara, which occurred on September 11, 2017, Serenova was provided the right, but not the obligation, to purchase up to 650,000 shares of common stock of Savara at a price per share equal to 90% of the volume weighted average price of Savara’s common stock for the five (5) trading days ending on the date that Serenova elects to purchase such shares.  Management determined that this call option should be separated and accounted for as an equity-classified derivative of $.3 million.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which intended to add or clarify guidance on the classification of certain cash receipts and payments on the statement of cash flows. The new guidance addresses cash flows related to the following: debt prepayment or extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and the application of predominance principle to separately identifiable cash flows. ASU 2016-15 is effective for Savara for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. Savara is currently evaluating the effect of this new guidance on its financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2017, Savara had cash of $19.8 million, which consisted of bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. Savara has not been exposed nor does it anticipate being exposed to material risks due to changes in interest rates. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on Savara’s condensed consolidated financial statements.

Savara has ongoing operations in Denmark as a result of its acquisition of Serendex and pays those vendors in local currency (Danish Krone) or Euros. Savara seeks to limit the impact of foreign currency fluctuations through the use of derivative instruments, short-term foreign currency forward exchange contracts not designated as hedging instruments. Savara did not recognize any significant exchange rate losses during the nine-month period ended September 30, 2017. A 10% change in the krone-to-dollar or euro-to-dollar exchange rate on September 30, 2017 would not have had a material effect on Savara’s results of operations or financial condition.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2017 these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As described in Note 1 to our consolidated condensed financial statements, on April 27, 2017, we completed our business combination with Mast Therapeutics, Inc. ("Mast"), a publicly held company, in accordance with the terms of the Agreement and Plan of Merger and Reorganization dated January 6, 2017 (the “Merger”) and the Merger was accounted for as a reverse acquisition.  Immediately prior to the closing of the Merger, Mast had very limited operations and only six full-time and three part-time employees providing transitional services, and, upon the closing of the Merger, all of such employees were terminated. The assets, liabilities and operations of Mast prior to the Merger are insignificant compared to our consolidated assets, liabilities and operations after the Merger closing.  We estimate that approximately 97%, 100% and 96% of our assets, revenues and expenses, respectively, will relate to the business of privately held Savara (“Private Savara”) for the year ended December 31, 2017 and our operations after the Merger are almost entirely those of Private Savara.  As a result, our internal controls prior to the Merger (i.e., the internal controls of Mast) no longer exist and none of the finance and accounting staff and other members of management of Mast prior to the Merger remained as employees after the Merger, and the system of internal controls in place following the Merger is that of Private Savara.  Further, all of the material IT systems currently used by us are those of Private Savara.

Except for the material changes described above resulting from the Merger, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the nine months ended September 30, 2017, we incurred a net loss of $23.3 million, and net cash used in operating activities was $18.8 million. At September 30, 2017, our cash, cash equivalents and short-term investment securities were $53.3 million, and working capital was $49.4 million. At September 30, 2017, we had an accumulated deficit of $61.7 million.  We expect to continue to incur substantial operating losses for the next several years as we seek to advance our product candidates through clinical development, global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve.

We will require additional financing to obtain regulatory approval for AeroVanc, Molgradex and Aironite, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development efforts or other operations.

Since our Aravas subsidiary was formed in 2008, most of our resources have been dedicated to the development and acquisition of our product candidates, AeroVanc and Molgradex.  As part of the Merger, we acquired the Aironite program, which we plan to continue developing.  We believe that our existing capital resources will be sufficient to fund our planned operations into 2020. However, we may raise additional capital from new investors, including through our “at the market” (ATM) offering program, to fund new studies, programs, acquisitions, or to address changes in our existing development programs. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

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

As of September 30, 2017, we had goodwill and IPR&D of approximately $61.8 million.  These intangible assets are subject to an impairment analysis whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to our consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations.

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

The success of our business is dependent on our ability to advance the clinical development of AeroVanc for the treatment of persistent methicillin-resistant Staphylococcus aureus (MRSA) infections in the lungs of cystic fibrosis patients, and Molgradex for the treatment of patients with pulmonary alveolar proteinosis (PAP), including its expansion into NTM, and Aironite for the treatment of heart failure with preserved ejection fraction, or HFpEF, also known as diastolic heart failure or heart failure with preserved systolic function. The AeroVanc Phase 3 study recently started in the United States and Canada in the third quarter of 2017, the Molgradex Phase 3 clinical study (IMPALA) is ongoing in Europe and Japan, and Aironite is in Phase 2 clinical development. We expect to announce top-line results from the Phase 3 study of Molgradex in the fourth quarter of 2018.

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

We have historically operated with a limited number of employees that manage third-parties for most development activities. Institutional knowledge is concentrated within a small number of employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. Our future success is highly dependent upon the contributions of our senior management, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

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

In addition, the success of our business will depend on our ability to develop and maintain relationships with respected service providers and industry-leading consultants and advisers. If we cannot develop and maintain such relationships, as needed, the rate and success at which we can develop and commercialize product candidates may be limited. In addition, our outsourcing strategy, which has included engaging consultants that spend considerable time to manage key functional areas, may subject us to scrutiny under labor laws and regulations, which may divert management time and attention and have an adverse effect on our business and financial condition.

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

We outsource the manufacture of our product candidates and do not plan to establish our own manufacturing facilities. To manufacture our product candidates, we have made numerous custom modifications at CMOs, making us highly dependent on these CMOs. For clinical and commercial supplies, if approved, we have supply agreements with third party CMOs for drug substance, finished drug product, drug delivery devices and other necessary components of our product candidates. While we have secured long-term commercial supply agreements with many of the third party CMOs, we would need to negotiate agreements for commercial supply with several important CMOs, and we may not be able to reach agreement on acceptable terms. In addition, we rely on these third parties to conduct or assist us in key manufacturing development activities, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials and conducting stability testing, among other things. If these third parties are unable to perform their tasks successfully in a timely manner, whether for technical, financial or other reasons, we may be unable to secure clinical trial material, or commercial supply material if approved, which likely would delay the initiation, conduct or completion of our clinical studies or prevent us from having enough commercial supply material for sale, which would have a material and adverse effect on our business.

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

The Merger has inherent risks, including risks associated with the integration of systems, products and contracts. We have devoted resources towards the successful integration of the companies, but there is potential exposure to unknown or contingent liabilities, liability associated with the assumption of legacy agreements, and many other such risks typical for such mergers.

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

As of September 30, 2017, we had 17 full-time employees, including 9 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

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

Undesirable side effects or adverse events caused by our product candidates could interrupt, delay or halt clinical studies and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all indications, and in turn prevent us from commercializing our product candidates. A significant challenge in clinical development is that the patient population in early studies, where small numbers of patients are required, is different from the patient population observed in later stage studies, where larger groups of patients are required. For example, patients in earlier stage studies may be more sick, compliant, or otherwise motivated than patients in larger studies. As such, efficacy or safety results may differ significantly between studies. Side-effects seen at high doses in earlier studies of AeroVanc, such as bronchoconstriction or other airway irritation, may be seen in significant numbers at the lower doses selected for later studies. Also, for AeroVanc, while not observed in the Phase 2 clinical study, the emergence of vancomycin-resistant MRSA could occur during the longer dosing period of AeroVanc that is currently implemented in the Phase 3 clinical study. If this or other undesirable side effects occur, they could possibly prevent approval, which would have a material and adverse effect on our business.

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

AeroVanc has been granted Orphan Drug Designation in the United States by the FDA for the treatment of persistent methicillin-resistant Staphylococcus aureus (MRSA) lung infection in patients with cystic fibrosis and Molgradex has received Orphan Drug Designation in the United States by the FDA and in Europe by the European Medicines Agency for the treatment of pulmonary alveolar proteinosis (PAP). Orphan Drug Designation will not shorten the regulatory review or reduce the clinical data requirements needed to obtain approval. If approval is received to market either AeroVanc or Molgradex for the respective indications, FDA will not approve a similar product, with the same active ingredient, to AeroVanc or Molgradex for seven years and the European Medicines Agency will not approve a similar product to Molgradex for ten years, unless we are unable to produce enough supply to meet demand in the marketplace or another similar product, with the same active ingredient, is deemed clinically superior. Similar product candidates, with the same active ingredient and route of delivery, may be granted Orphan Drug Designation during the development of the respective products, but the Orphan Drug exclusivity is granted only to the first of such products approved, which means there is risk that a competitor product candidate may receive approval and Orphan Drug exclusivity before us, thus preventing us from marketing one or more of our product candidates until the exclusivity of the competing product expires. Also, the Orphan Drug status will not prevent a competitor with a different active ingredient from competing with our product candidates. If we are prevented from marketing one or more product candidates due to a competitor’s Orphan Drug exclusivity, this would have a material adverse effect on our business.

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

We have commenced the Phase 3 trial of AeroVanc, the success of which will be needed for FDA approval to market AeroVanc in the United States to treat persistent MRSA lung infection in cystic fibrosis patients. While significant communication with the FDA on the Phase 3 study design has occurred, even if the Phase 3 clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results as robust and convincing. They may require additional clinical studies and/or other costly studies, which could require us to expend substantial additional resources and could significantly extend the timeline for clinical development prior to market approval. Additionally, we are conducting a two-year nonclinical carcinogenicity study on the AeroVanc powder, required by the FDA. The results of this study will not be known until a short time prior to potential submission of an NDA for AeroVanc. If the carcinogenicity study cannot be completed for technical or other reasons, or provides results that the FDA determine to be concerning, this may cause a delay or failure in obtaining approval for AeroVanc.

Molgradex is currently undergoing a Phase 3 clinical study in Europe and Japan. Concurrently, we are exploring formulation changes to Molgradex that could simplify the composition of the drug product by eliminating one or more potentially unnecessary or harmful excipients. While we expect this change to improve the product quality and possibly reduce other documentation requirements, the regulatory agencies may require additional clinical or nonclinical studies prior to approval of such formulation changes. We currently plan not to make any formulation changes prior to submitting applications to regulatory authorities for regulatory approvals of Molgradex, but instead, to qualify the excipients in its nonclinical and clinical studies. However, regulatory agencies may request that we attempt to make the aforementioned formulation changes prior to approval of the product, and therefore, even if current clinical studies are deemed successful, such formulation changes could require us to expend substantial additional resources, including conducting an additional Phase 3 clinical study that would significantly extend the timeline for clinical development of Molgradex in PAP.

We recently received guidance from the FDA on the requirements to initiate clinical studies in the United States and on the clinical study requirements to achieve BLA approval for Molgradex. Based on the guidance, we amended our ongoing Phase 3 clinical study to include more patients, and to amended our endpoint hierarchy and statistical analyses to be used for U.S. approval purposes prior to submission of a U.S. IND. Even if the clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results to provide persuasive evidence of efficacy across multiple clinical endpoints. Instead, they may require additional clinical studies and/or other costly studies, including an additional Phase 3 study, which would require us to expend substantial additional resources and would significantly extend the timeline for clinical development prior to market approval, or in failure to complete the clinical development of Molgradex.

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

Our success will depend on our ability to:

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

We have filed for patent protection in the U.S. and other countries to cover various methods of therapeutic use of our product candidates, including the use of Molgradex for treating Nontuberculous mycobacteria (“NTM”) lung infection, and the use of inhaled inorganic nitrite for treating HFpEF. The potential use and potential therapeutic benefits of systemically administered GM-CSF for systemic NTM disease have been described in case reports in the literature, and therefore the use of an inhaled form of GM-CSF may be considered to lack novelty and an inventive step, and thereby to be unpatentable. Likewise, the potential use and therapeutic benefits of inorganic nitrite, such as sodium nitrite (the API in Aironite) have been known for decades. There is substantial prior art describing the uses of inorganic nitrite in a wide range of diseases and conditions. As a result, our ability to find novel and non-obvious uses of Aironite is uncertain. Further, a patent examiner may combine numerous, disparate references in order to reject a claimed composition, formulation and/or use for obviousness. If the prior art suggests, even implicitly, the desirability of combining previously known elements, such as the use of Aironite in a particular indication, the subsequent use of Aironite in that indication may be unpatentable.

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

The unavailability or inadequacy of third-party payer coverage and reimbursement could negatively affect the market acceptance of our product candidates and the future revenues we may expect to receive from those products. The commercial success of our product candidates, if approved, will depend on the extent to which the costs of such products will be covered by third-party payers, such as government health programs, commercial insurance and other organizations. Third-party payers are increasingly challenging the prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. These challenges to prices may be problematic to us since our products are targeted for a small number of patients (those suffering from orphan diseases) thus requiring us to charge very high prices in order to recover development costs and achieve a profit on our revenue. If these third-party payers do not consider our products to be cost-effective compared to other therapies, we may not obtain coverage for our products after approval as a benefit under the third-party payers’ plans or, even if we do, the level of coverage or payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Our ability to successfully commercialize our products will depend on the extent to which governmental authorities, private health insurers and other organizations establish what we believe are appropriate coverage and reimbursement for our products. The containment of healthcare costs has become a priority of federal and state governments worldwide and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs and the new U.S. President has stated that reducing drug pricing is a priority for his administration. We expect that federal, state and local governments in the United States, as well as in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidates or what actions federal, state, or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures reforms may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates, especially in light of our plans to price our product candidates at a high level.

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

We expect that we will expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates, but we may be unable to obtain product liability insurance on commercially acceptable terms or may not be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. Large judgments have been awarded in class action lawsuits based on drug products that had unanticipated side effects. A successful product liability claim or series of claims brought against us, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Risks Related to our Common Stock

Our stock price is expected to continue to be volatile.

The market price of our common stock will be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the existing lock-up agreements lapse, the trading price of our common stock could decline. As of November 8, 2017, we had approximately 30.5 million shares of common stock outstanding. Substantially all of such shares of common stock may be sold in the public market; however, approximately 6.9 million of such shares remain subject to lock-up restrictions, which restrictions expire as to approximately 3.5 million shares in December 2017 and approximately 3.4 million shares in February 2018. If substantial additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock would likely decline.  In connection with to the October 2017 public offering, approximately 6 million shares are subject to a ninety day “lock-up” restriction.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

We will incur significant legal, accounting and other expenses that we did not incur as a private company prior to the Merger, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, our management team will consist of certain officers prior to the Merger whom have not previously managed and operated a public company. These officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence in us and cause our business or stock price to suffer.

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

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger likely resulted in an ownership change for us and, accordingly, our net operating loss carryforwards and certain other tax attributes with respect to the pre-closing period will be subject to limitations on use after the Merger. The Merger may also have resulted in an ownership change for us, in which case, our net operating loss carryforwards and certain other tax attributes would also be subject to limitations. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of its net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number	Description
4.1	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed on October 25, 2017)
10.1	Settlement Agreement between Savara Inc. and Serenova A/S dated September 1, 2017
10.2	Second Addendum, dated September 20, 2017, to the Supply and License Agreement, dated December 10, 2012, between Gemabiotech SAU and Savara ApS
10.3	Form of Grant of Restricted Stock Units under the 2015 Omnibus Incentive Plan.
10.4	First Amendment, dated October 31, 2017, to Loan and Security Agreement, dated April 28, 2017, among Savara Inc., Aravas Inc. and Silicon Valley Bank.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 8, 2017	By:	/s/ Dave Lowrance
Dave Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 8, 2017	By:	/s/Robert Neville
Robert Neville
Chief Executive Officer (Principal Executive Officer)