Form 10-K
period 2017-12-31
Savara Inc
filed 2018-03-14
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-32157

Savara Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	84-1318182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6836 Bee Cave Road, Building III, Suite 200 Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 961-1891

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $.001 Per Share; Common stock traded on The NASDAQ Global Select Market.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Capital Market on June 30, 2017, was $135,686,539.

The number of shares of Registrant’s Common Stock outstanding as of March 14, 2018 was 30,596,741.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 24, 2018, are incorporated by reference into Part III of this Report.

i

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K, particularly in Item 1 “Business,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the information incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For example, forward-looking statements include, but are not limited to statements about:

•	our plans, strategies and objectives for future operations, including the execution and timing of those plans;
•	our future financial condition or performance, including the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional funding;
•	the process and prospects for regulatory approval of our product candidates, including timing and outcomes of clinical studies;
•	our beliefs regarding the therapeutic benefits of our product candidate;
•	our beliefs regarding the treatment of conditions related to the indications targeted by our product candidates; and
•	prospects for market success of our product candidates, including competition, intellectual property protection and infringement, third party payor coverage and reimbursement.

For a discussion of the factors that may cause our actual results, performance or achievements to differ materially from any future results, or performance or achievements expressed or implied in such forward-looking statements, see Part I, Item 1A, “Risk Factors,” in this report.

If any of these risks or uncertainties materializes or any of these assumptions proves incorrect, our results could differ materially from the forward-looking statements in this report. All forward-looking statements in this report are current only as of the date of this report. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any statement is made or to reflect the occurrence of unanticipated events. Unless context requires otherwise, all references in this report to “Savara,” “our company,” “we,” “us,” “our,” or similar words refer to Savara Inc. together with its consolidated subsidiaries.

PART I

Item 1. Business.

Business Overview

Savara is an orphan lung disease company. Our current pipeline comprises Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor, or GM-CSF, in Phase 3 development for pulmonary alveolar proteinosis, or PAP, and in Phase 2a development for nontuberculous mycobacterial, or NTM, lung infection and AeroVanc, a Phase 3 stage inhaled vancomycin for treatment of persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in individuals living with cystic fibrosis (“CF”). Our strategy involves expanding our pipeline of potentially best-in-class products through indication expansion, strategic development partnerships and product acquisitions, with the goal of becoming a leading company in our field. Our management team has significant experience in orphan drug development and pulmonary medicine, in identifying unmet needs, developing and acquiring new product candidates, and effectively advancing them to approvals and commercialization.

Pipeline and Anticipated Milestones

Strategy

Our goal is to become a leading orphan lung disease company, through the development and commercialization of novel and best-in-class therapeutics to address unmet medical needs in our field. The key elements of our strategy include:

•

Advance current pipeline. Our highest priority and focus is to advance our current pipeline products. Specifically, for Moldradex/PAP as well as AeroVanc, we are focused on completing the current Phase 3 studies, preparing New Drug Applications (“NDAs”) for submission to the FDA, ensuring our product supply chains will support commercialization, and preparing for potential commercialization of Molgradex and AeroVanc in the US, Europe, Japan and other countries. For Molgradex/NTM our focus is on the completion of the current Phase 2 study, and pending positive results, preparing for and executing a well-controlled Phase 2b study.

•

Pursue AeroVanc and Molgradex indication expansion. While our immediate priority is to obtain regulatory approvals in the primary indications described above, we believe both AeroVanc and Molgradex have the potential to be used for the treatment of other lung diseases. As was the case with the expansion of Molgradex into NTM, we are exploring the utility of these compounds in other difficult to treat lung infections.

•

Expand the product pipeline through strategic product acquisitions. In addition to broadening our current pipeline through indication expansion, our strategy includes expansion of our product pipeline through strategic partnerships and product acquisitions, such as our acquisition of the Molgradex program through the acquisition of Serendex Pharmaceuticals A/S in July 2016. A key priority has been to exploit known chemical entities or classes in novel ways, such as delivery of drug directly into the lungs, for the treatment of serious or life-threatening lung diseases. While we have developed an internal core competence in inhaled drug development, we are technology and route of delivery agnostic. Future pipeline expansion decisions will be based on the unmet medical need within a specific disease, the commercial opportunity, and the ability to rapidly develop and commercialize a product candidate.

•

Operate by outsourcing capital intensive operations. We plan to continue to pursue the development and manufacturing of our product candidates by outsourcing most clinical development and manufacturing operations. We believe our business model has facilitated effective development of our pipeline by using high quality specialist vendors and consultants in a capital efficient manner.

•

Establish our own sales and marketing capabilities to commercialize our products in the United States. We plan to commercialize our pipeline through our own specialty salesforce or strategic marketing partnerships in the United States. Outside the United States, we plan to commercialize our products in collaboration with partners that have the resources and infrastructure to successfully commercialize our innovative therapeutics.

Molgradex - PAP

Our lead product candidate, Molgradex, an inhaled formulation of recombinant human GM-CSF, is being developed for the treatment of autoimmune PAP and NTM lung infection. Molgradex is currently being investigated in a pivotal Phase 3 clinical trial, IMPALA, for the treatment of PAP. Molgradex has been granted Orphan Drug Designation for the treatment of PAP in the United States and the European Union, which allows for seven and ten years of exclusivity from approval, respectively.

PAP is a rare lung disease which is characterized by the build-up of lung surfactant in the alveoli, or air sacs, of the lungs with an estimated prevalence of approximately 2,500 patients in the United States. The disease process underlying PAP involves an autoimmune response against a naturally occurring protein, GM-CSF, suppressing the stimulating activity of GM-CSF on lung macrophages which function to clear excess surfactant from the alveoli. The surfactant consists of proteins and lipids, and is an important physiological substance that lines the inside of the alveoli to prevent the lungs from collapsing. In a healthy lung, the old and inactivated surfactant is cleared and digested by immune cells called alveolar macrophages. Alveolar macrophages need to be stimulated by GM-CSF to function properly in clearing surfactant, but in autoimmune PAP, GM-CSF is neutralized by antibodies against GM-CSF, rendering the macrophages unable to perform their tasks. As a result, an excess of surfactant accumulates in the alveoli, causing obstruction of gas exchange, and patients start to experience shortness of breath, and decreased exercise tolerance. Patients may also experience chronic cough, as well as episodes of fever, chest pain, or coughing blood, especially if secondary lung infection develops. In the long term, the disease can lead to serious complications, including lung fibrosis and the need for lung transplant. The best treatment currently available for PAP is a procedure called whole lung lavage, or WLL, which entails washing out the lungs bronchoscopically with saline, segment by segment, under general anesthesia. By its nature, WLL is an invasive and inconvenient procedure that requires hospitalization, and highly experienced physicians at specialist sites. Based on published investigator-sponsored treatment experience with inhaled GM-CSF, we believe Molgradex has the potential to replace the inactivated GM-CSF in PAP patients, and thereby to restore the surfactant clearing activity of the alveolar macrophages, and to become the treatment of choice for PAP.

We are currently conducting a pivotal Phase 3 clinical trial in the U.S., Europe and Japan, the IMPALA study, of Molgradex. The IMPALA study is a randomized, double-blind, placebo-controlled trial designed to compare the efficacy and safety of Molgradex with placebo in patients with PAP. Last year, we announced our expedited U.S. development strategy for Molgradex, which enables the ongoing IMPALA study to serve as a pivotal study also for U.S. registration purposes. In support of this strategy, we submitted an IND application to the FDA in December 2017 to expand the study into U.S. sites. The IMPALA study is now being conducted in approximately 20 countries globally. The primary endpoint of the study is the alveolar-arterial oxygen gradient, a commonly used measure of oxygenation impairment. In addition, the FDA will focus its review on three key secondary endpoints that will be assessed to show improvement in clinical symptoms and function. To help ensure adequate statistical power by confirming or modifying the study sample size, the IND submission also added a blinded interim check of the variability of two of the key secondary endpoints, the six-minute walk distance and St. George’s respiratory questionnaire. This blinded analysis indicated that the current sample size of 90 patients is sufficient to achieve 90% power for one of these two endpoints. In order to help achieve 90% power for both endpoints, and thereby further increase the likelihood of a robust and convincing study outcome, in February 2018 the sample size was increased to a total of 135 patients, or 45 patients per treatment arm. Patients are randomized to receive treatment for up to 24 weeks in one of three treatment arms: 1) Molgradex 300 µg administered once daily, 2) Molgradex 300 µg and matching placebo administered daily in 7-day intermittent cycles of each, or 3) inhaled placebo administered once daily. We anticipate that patient enrollment in the IMPALA study will now be completed by Q3 2018 and top line results would be expected in Q2 2019.

Molgradex - NTM

Molgradex, an inhaled formulation of recombinant human GM-CSF, is also currently being investigated in a Phase 2a study for NTM lung infection, OPTIMA. NTM lung infection is a rare and serious lung disorder associated with increased rates of morbidity and mortality. Nontuberculous mycobacteria are naturally-occurring organisms and NTM lung infection can occur when an individual inhales the organism from their environment and develops a slowly progressive and destructive lung disease. NTM lung infection is typically characterized by cough, fatigue, and weight loss. NTM infections often become chronic and require long courses of multiple antibiotics, and despite the aggressive treatment regimens, treatment failure rates are high, and recurrence of infection common. Chronic NTM lung infection can have a significant impact on quality of life. There are approximately 50,000 to 80,000 individuals affected by NTM lung infection in the U.S, the most common types involving Mycobacterium avium complex (MAC), and Mycobacterium abscessus (“M. abscessus”). There have been few advancements in new systemic treatments for NTM lung infection. However, in a recent Phase 3 clinical trial by Insmed (NASDAQ: INSM), local delivery of an inhaled form of amikacin directly to the lung was shown to be effective in approximately one third of treatment refractory patients with pulmonary MAC infection, suggesting administration of high local concentrations of drug directly at the site of infection provides an attractive new avenue to improve clinical outcomes in this and other difficult to treat chronic lung infections.

Notably, NTM lung infections are a considerable therapeutic challenge due to the unique ability of these bacteria to evade the normal killing mechanisms of alveolar macrophages, a type of immune cell responsible for killing bacteria in the lungs. There is increasing scientific literature suggesting that GM-CSF plays an important role in enhancing the ability of macrophages to clear mycobacteria. For instance, GM-CSF knock out mice inoculated with M. abscessus develop a chronic lung disease resembling human chronic infection, whereas wild type mice with intact GM-CSF production typically clear the bacteria quickly, and fail to develop chronic infection. In animal studies, GM-CSF has been shown to kill NTM with similar efficacy compared to commonly used NTM antibiotics, and the simultaneous use of GM-CSF with antibiotics can further improve the antibacterial effect of either GM-CSF or antibiotics given alone. In two published clinical case reports in the European Respiratory Journal by Dr. Wylam of the Mayo Clinic, inhaled GM-CSF was shown to eradicate or dramatically reduce the bacterial burden in patients with chronic M. abscessus lung infection, which suggests the promising animal data may be translatable to humans, and that the potential therapeutic role of GM-CSF in NTM lung infection warrants more intensive investigation. Among the various NTM species, M. abscessus is a particularly challenging clinical problem, being one of the most resistant organisms to antibiotics. Importantly, GM-CSF is not an antibiotic, but instead targets the human immune response, not the bacteria directly, thus potentially avoiding the increasing problem of antibiotic resistance.

The Phase 2a OPTIMA multi-center clinical trial was initiated in Q1 2018 investigating the efficacy of Molgradex on NTM sputum culture conversion to negative, reduction of NTM bacterial load in sputum, exercise capacity as well as its effect on patient reported outcomes, and safety. Treatment in the Phase 2a clinical trial consists of 24 weeks of treatment and a follow-up of 12 weeks after end of treatment. The primary endpoint is sputum culture conversion during the treatment period defined as at least three consecutive negative sputum samples. Enrollment is expected to complete by Q3 2018.

AeroVanc

Our second Phase 3 product candidate, AeroVanc, a vancomycin hydrochloride inhalation powder, is the first inhaled antibiotic in development for the treatment of MRSA lung infection in individuals living with CF. AeroVanc has been granted Orphan Drug Designation and Qualified Infectious Disease Product, or QIDP, status for the treatment of persistent MRSA lung infection in individuals living with CF in the United States. The Orphan Drug Designation makes AeroVanc eligible for seven years of exclusivity from approval in the United States, and the QIDP designation makes AeroVanc eligible for an additional five years of exclusivity in the United States. In 2017, a composition of matter patent covering AeroVanc was issued by the United States Patent and Trademark Office which affords us important protection for the program in the U.S., the largest market for the product, augments our market protection strategy, and will expire no earlier than 2032.

CF is a genetic disease that involves sticky mucus buildup in the lungs, persistent lung infections and permanent and progressive respiratory disability. There are approximately 30,000 patients affected by CF in the United States, and MRSA infection has become increasingly common in these patients, with a prevalence of approximately 26%. Persistent MRSA infection in individuals living with CF is associated with increased use of intravenous, or IV, antibiotics, increased hospitalizations, a faster decline of lung function, as well as shortened life-expectancy. Due to the lung pathology associated with CF, persistent MRSA lung infection is difficult to eradicate or manage using oral or IV antibiotics, and there is no standard of care to manage this condition. Whereas inhaled antibiotics have become a cornerstone of treating the most prevalent chronic pathogen in individuals living with CF, Pseudomonas aeruginosa (“Pseudomonas”), there are no approved inhaled antibiotics addressing MRSA lung infection. In a randomized, double-blind, placebo-controlled Phase 2 study in individuals living with CF with persistent MRSA infection, AeroVanc met a primary endpoint to reduce MRSA density in sputum, and showed encouraging trends of improvement in lung function, and respiratory symptoms, as well as prolongation of the time to use of other antibiotics, with best responses in subjects under 21 years of age.

AeroVanc is currently being investigated in a pivotal Phase 3 clinical trial in the U.S. and Canada, the AVAIL Study, for the treatment of persistent MRSA lung infection in individuals living with CF. The study began enrolling patients at U.S. clinical sites in September 2017 and at Canadian clinical sites in December 2017. The AVAIL study is expected to enroll approximately 200 subjects (150 subjects ≤ 21 years old, 50 subjects > 21 years old). During Period 1 of the study, subjects will be randomly assigned in a blinded 1:1 fashion to receive either AeroVanc (30 mg) twice daily, or placebo, by inhalation for 24 weeks or 3 dosing cycles. A dosing cycle is defined as 28 days of treatment followed by 28 days of observation. During Period 2 of the study, subjects will receive open-label AeroVanc (30 mg) twice daily for an additional 24 weeks or 3 dosing cycles, to evaluate the long-term safety of AeroVanc. The Coordinating Investigator of the study is Dr. Patrick Flume, Professor of Medicine and Director of the Cystic Fibrosis Program, Medical University of South Carolina, Charleston, SC. The primary efficacy endpoint in the AVAIL study is the mean absolute change in FEV1 percent predicted from baseline, which will be analyzed sequentially at week 4 (the end of cycle 1) and at week 20 (the end of cycle 3). The primary efficacy analysis will be based on patients between 6 - 21 years of age, using all observed data at weeks 4 and 20, as appropriate. Secondary efficacy endpoints include: (i) time to use of another antibiotic medication (oral, IV, and/or inhaled) for pulmonary infection, (ii) the number of successful FEV1-response cycles a subject achieves over Period 1 (weeks 4, 12, and 20), (iii) relative change from baseline in FEV1 percent predicted at weeks 4 and 20, (iv) change from baseline Cystic Fibrosis Questionnaire-Revised scores at weeks 4 and 20 and (v) change from Baseline in Cystic Fibrosis Respiratory Symptom Diary-Chronic Respiratory Symptom Score scores at weeks 4 and 20.

We anticipate that patient enrollment in the AVAIL Study will be completed in Q1 2019, and we expect top line results late in the second half of 2019.

Aironite

Aironite (sodium nitrite inhalation solution) is an investigational product that was added to our pipeline as part of our acquisition of Mast in April 2017.

In March 2018, topline results from a Phase 2 clinical trial of Aironite, the Inorganic Nitrite Delivery to Improve Exercise Capacity in HFpEF (INDIE) study, were presented at the American College of Cardiology 67th Annual Scientific Sessions & Expo. The INDIE study did not meet its primary endpoint of improvement in peak exercise capacity assessed by cardiopulmonary exercise testing (CPET), or its secondary endpoints. The study was sponsored by Duke Clinical Research Institute as the Coordinating Center for the Heart Failure Clinical Research Network and was conducted primarily with grant funding from the National Heart, Lung, and Blood Institute. Following the negative outcome of the INDIE study, we do not plan to support any new development of Aironite.

The INDIE study was a multicenter, randomized, double-blind, placebo-controlled, crossover study to evaluate the effect of Aironite on peak exercise capacity as assessed by CPET. One hundred five patients with a diagnosis of HFpEF were enrolled across 17 clinical centers in the United States. The primary endpoint was peak oxygen consumption (VO2) after four weeks of treatment with Aironite or placebo as assessed by CPET performed at peak drug levels. Secondary objectives included (i) submaximal activity tolerance chronically, (ii) quality of life, (iii) chronic filling pressures as assessed by echocardiography and natriuretic peptide levels, (iv) ventilatory efficiency at maximal exercise, and (v) submaximal exercise capacity at peak drug levels; as well as evaluation of the safety and tolerability of Aironite.

Program Descriptions

Molgradex

Background on PAP

PAP is a rare lung disease, which affects up to seven out of a million people in the United States1, and has a similar prevalence in Japan2. PAP is characterized by the build-up of lung surfactant in the alveoli, or air sacs, of the lungs. The surfactant consists of proteins and lipids, and is an important physiological substance that coats the inside of the alveoli to prevent the lungs from collapsing. The lungs continuously produce new active surfactant. In a healthy lung, the old and inactivated surfactant is cleared and digested by immune cells called alveolar macrophages. In PAP lungs, however, the macrophages fail to clear the surfactant from the alveoli, leading to gradual accumulation of excess surfactant in the alveoli. The root cause of PAP is an autoimmune response against a naturally occurring protein of the body, GM-CSF. Pulmonary macrophages need to be stimulated by GM-CSF to function properly, but in autoimmune PAP, GM-CSF is deactivated by antibodies against GM-CSF, rendering the macrophages unable to perform their tasks, such as clearing the surfactant from the alveoli.

PAP commonly affects men in early middle age, but both sexes and subjects of any age can be affected. As a result of the accumulation of excess surfactant, gas exchange in the lungs is obstructed, and patients start to experience shortness of breath, and

[1]

Trapnell BC, Avetisyan R, Carey B, Zhang W, Kaplan P, Wang H. Prevalence of pulmonary alveolar proteinosis (PAP) determined using a large health care claims database. Am J Respir Crit Care Med. 2014;VOL:abstract A6582.

[2]

Inoue Y, Trapnell BC, Tazawa R, Arai T, Takada T, Hizawa N et al. Characteristics of a large cohort of patients with autoimmune pulmonary alveolar proteinosis in Japan. Am J Respir Crit Care Med 177: 752–62, 2008.

decreased exercise tolerance. Shortness of breath is typically first observed upon exertion, but as the disease progresses, also at rest. Patients may experience chronic cough, as well as episodes of fever, chest pain, or coughing blood, especially if secondary lung infection develops. In the long term, the disease can lead to serious complications, including lung fibrosis and the need for lung transplant. Mortality due to PAP has decreased over the last decades with better clinical management, but in rare cases serious lung infections or respiratory insufficiency may lead to death.

Current treatment options of PAP

The current standard of care for PAP is WLL, which entails washing out the lungs with saline under general anesthesia. WLL is an invasive and inconvenient procedure that requires highly experienced physicians at specialist sites. The procedure in conducted in an operating room, thereby requiring hospitalization, and admission to intensive care after the procedure. In many patients, WLL only provides temporary symptomatic relief, and once the lungs refill with surfactant, the WLL procedure needs to be repeated.

As there are no approved drug treatments available for PAP, we believe there is a high need for a convenient and efficacious medicinal treatment. We believe that inhalation of GM-CSF directly into the lungs has the potential to replace the inactivated GM-CSF, and thereby to restore the surfactant clearing activity of the alveolar macrophages. As a result, we believe that inhaled GM-CSF has the potential for considerable improvement in oxygenation and exercise tolerance. An injectable form of GM-CSF, sargramostim (Leukine®), is approved and on the market in the United States for IV and subcutaneous administration for the treatment of neutropenia caused by cancer chemotherapy, but there is currently no inhalation formulation of GM-CSF available.

The potential benefits of inhaled GM-CSF in PAP, together with the availability of sargramostim, have stimulated independent clinicians and academic researchers in the United States, Europe, and Japan to study the safety and efficacy of GM-CSF, administered by inhalation, in PAP patients. Several such investigator-sponsored open-label clinical studies and case studies of inhaled GM-CSF treatment have been published, with promising results on the efficacy and safety of the treatment.3,4,5 In total, treatment of more than 80 PAP patients with inhaled GM-CSF has been reported in open-label studies or retrospective cohorts, as well as several individual case reports. Whereas the majority of the patients described in the literature received sargramostim, the results indicate that both sargramostim and molgramostim have the potential for a positive impact on oxygenation and clinical symptoms in PAP patients.

According to our review of published literature, few safety issues related with molgramostim or sargramostim inhalation in patients with PAP have been reported. However, there is still limited information available on the long-term safety of inhaled GM-CSF. In indications other than PAP, more than 100 patients, mainly with a cancer diagnosis, have received inhaled sargramostim, in doses up to 4000 µg/day. Pulmonary toxicity was the most frequently reported toxicity at high doses. An increase in both number and severity of adverse events with increasing dose has been observed. However, due to the underlying diseases it was often difficult for the investigators to assess causality of the adverse event cases.

Molgradex Product Description

Molgradex is a novel inhaled formulation of recombinant human GM-CSF being developed for the treatment of PAP and NTM. The active drug substance, molgramostim, is a non-glycosylated form of GM-CSF. GM-CSF is an endogenous growth factor that stimulates the proliferation and differentiation of hematopoietic cells (blood and immune cells), mainly granulocytic and monocytic cell lines, which serve as the body’s first line of defense against bacteria and viruses, and also function to clear cellular debris and waste substances from the body. Molgramostim is produced in a strain of Escherichia coli bearing a genetically engineered plasmid containing a human GM-CSF gene.

Molgradex, is a sterile nebulizer solution in a vial containing 300 µg of molgramostim, designed to be administered once daily by inhalation via a high efficiency Investigational eFlow Nebuliser System (PARI Pharma GmbH, Germany). The PARI eFlow Nebulizer system for use with investigational drug products is a reusable electronic inhalation system that has been optimized for administration of Molgradex.

Molgradex was granted Orphan Drug Designation by the FDA in October 2012, and by EMA in July, 2013, for the treatment of PAP. Safety and tolerability of inhaled Molgradex has been tested in a Phase 1 clinical study in 42 healthy human volunteers. The safety

[3]

Tazawa R, Trapnell BC, Inoue Y, Arai T, Takada T, Nasuhara Y, et al. Inhaled Granulocyte/Macrophage–Colony Stimulating Factor as Therapy for Pulmonary Alveolar Proteinosis. Am J Resp Crit Care Med 181: 1345-1354, 2010.

[4]	Wylam ME, Ten R, Prakash UB, Nadrous HF, Clawson ML and Anderson PM (2006). Aerosol granulocyte-macrophage colony-stimulating factor for pulmonary alveolar proteinosis. Eur Respir J 27(3): 585-93.
[5]

Papiris SA, Tsirigotis P, Kolilekas L, Papadaki G, Papaioannou AI, Triantafillidou C, et al. (2014). Long-term inhaled granulocyte macrophage-colony-stimulating factor in autoimmune pulmonary alveolar proteinosis: effectiveness, safety, and lowest effective dose. Clin Drug Investig 34(8): 553-64.

and efficacy of inhaled Molgradex in PAP patients is currently being tested in a pivotal Phase 3 clinical study, IMPALA, in the U.S., Europe and Japan. Since 2014, Molgradex has been available in several European countries for the treatment of PAP for named patients following unsolicited physician requests.

We anticipate that Molgradex will be used as a long-term therapy in patients with PAP. The optimal duration of treatment is currently not known, and is likely to vary between patients depending on the disease severity and the natural course of their disease. Molgradex treatment may not entirely eliminate the need for WLL in all patients, but based on interviews conducted by us, PAP centers that have experimented with long-term inhaled GM-CSF have seen a considerable reduction of WLL procedures.

Molgradex Key Advantages

Building upon the published investigator-sponsored treatment experience with inhaled GM-CSF, we believe Molgradex has the potential to become the treatment of choice for PAP. Molgradex has the following characteristics that we believe will contribute to our clinical profile, as well as facilitate our regulatory approval and successful commercialization. Specifically, Molgradex offers:

•	Strong product foundation, applying a previously approved active drug substance class and previously approved drug delivery technology.
•	GM-CSF is delivered directly to the lungs, the primary site of macrophage function deficiency, which we believe can result in high clinical efficacy with limited systemic adverse effects.
•	High efficiency nebulizer providing a fast and convenient method of administration, which is highly desirable for long-term treatment in a chronic disease, such as PAP.
•	Eligible for strong market protection via orphan drug status, a proprietary cell bank used in the production of the drug substance, and an exclusive device supply agreement.

Clinical Development of Molgradex

Phase 3 IMPALA Study

We are currently conducting a pivotal Phase 3 clinical trial in the U.S., Europe and Japan, the IMPALA study, of Molgradex. The IMPALA study is a randomized, double-blind, placebo-controlled trial designed to compare the efficacy and safety of Molgradex with placebo in patients with PAP. The study began enrolling patients in Europe and Japan in 2016. In 2017, we announced our expedited U.S. development strategy for Molgradex, which enables the ongoing IMPALA study to serve as a pivotal study also for U.S. registration purposes. In support of this strategy, we submitted an IND application to the FDA in December 2017 to expand the study into U.S. sites. The IMPALA study is now being conducted in 20 countries globally. The primary endpoint of the study is the alveolar-arterial oxygen gradient, a commonly used measure of oxygenation impairment. In addition, the FDA will focus its review on three key secondary endpoints that will be assessed to show improvement in clinical symptoms and function. To help ensure adequate statistical power by confirming or modifying the study sample size, the IND submission also added a blinded interim check of the variability of two of the key secondary endpoints, the six-minute walk distance and St. George’s respiratory questionnaire. This blinded analysis indicated that the current sample size of 90 patients is sufficient to achieve 90% power for one of these two endpoints. However, to achieve 90% power for both endpoints, and thereby further increase the likelihood of a robust and convincing study outcome, the sample size will be increased to a total of 135 patients, or 45 patients per treatment arm. Patients are randomized to receive treatment for up to 24 weeks in one of three treatment arms: 1) Molgradex 300 µg administered once daily, 2) Molgradex 300 µg and matching placebo administered daily in 7-day intermittent cycles of each, or 3) inhaled placebo administered once daily.

We anticipate that patient enrollment in the IMPALA study will be completed by Q3 2018 and top line results would be expected in Q2 2019.

Completed Clinical Studies

Phase 1

In a Phase 1 Molgradex study in 42 healthy adult volunteers, the drug was generally well tolerated and produced dose-dependent increases in total and differential white blood cell (“WBC”) counts consistent with the known pharmacologic effect of GM-CSF. The study was a randomized, double-blind, placebo-controlled, single ascending dose (SAD) and multiple ascending dose (MAD) study to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of Molgradex. In the SAD part, 18 subjects were included with four subjects in each of the three SAD dose levels (150 µg, 300 µg and 600 µg) and six subjects received placebo. In the MAD part, 24 subjects were included with nine subjects in each of the two MAD dose levels (300 µg or 600 µg) and six subjects received placebo for six days.

In the SAD part, GM-CSF was absorbed into the systemic circulation with a t max of two hours after inhalation of Molgradex, however, at picogram levels, 50 to 100 times lower than has been observed after similar doses of GM-CSF administered intravenously. Total systemic exposure (AUC last) increased with dose, ranging between 13 and 138 pg•h/mL and maximum concentration (C max) ranging between 9.1 and 41 pg/mL (C max was similar for the 300 and 600 µg dose levels). In the MAD part, there was evidence of some accumulation after multiple dosing; C max increased from 32 pg/mL on Day 1 to 90 pg/mL on Day 6 at the 300 µg dose, and from 96 pg/mL on Day 1 to 251 pg/mL on Day 6 at the 600 µg dose level. Likewise, AUC last increased from 97 to 248 pg•h/mL from Days 1 to 6 for the 300 µg dose level and from 350 to 802 pg•h/mL for the 600 µg dose level. Minimum measurable plasma concentrations (C min) on Day 6 were 3.6 and 5.1 pg/mL measured at 8 and 12 hours, respectively for the 300 and 600 µg dose levels. In subjects treated with Molgradex, a slight increase in total WBC and differential counts (primarily within normal reference ranges) was observed in a dose-dependent manner, in-line with the known biological mode-of-action of GM-CSF.

The primary aim of the Phase 1 study was to assess the safety and tolerability of Molgradex. No meaningful difference in the frequency or severity of AEs was observed between Molgradex 300 µg and placebo. The most common AE was cough, reported in 21 out of 30 (70%) subjects receiving Molgradex and 8 out of 12 (67%) patients receiving placebo, and there was no difference in the causality assessment between the treatment arms. A higher number of treatment-related AEs were observed at the 600 µg dose compared to the 300 µg dose and placebo in the MAD part. There were no serious or severe adverse events, dose-limiting toxicity or other remarkable findings of clinical concern in the safety data.

Background on NTM

NTM lung infection is a rare and serious lung disorder associated with increased rates of morbidity and mortality. NTM naturally-occurring organisms and NTM lung infection can occur when an individual inhales the organism from their environment and develops a slowly progressive and destructive lung disease. NTM lung infection is typically characterized by cough, fatigue, and weight loss. NTM infections often become chronic and require long courses of multiple antibiotics, and despite the aggressive treatment regimens, treatment failure rates are high, and recurrence of infection common. Chronic NTM lung infection can have a significant impact on quality of life. There are approximately 50,000 to 80,000 individuals affected by NTM lung infection in the U.S, the most common types involving MAC, and M.abscessus. There have been few advancements in new systemic treatments for NTM lung infection. However, in a recent Phase 3 clinical trial by Insmed (NASDAQ: INSM), local delivery of an inhaled form of amikacin directly to the lung was shown to be effective in approximately one third of treatment refractory patients with pulmonary MAC infection, suggesting administration of high local concentrations of drug directly at the site of infection provides an attractive new avenue to improve clinical outcomes in this and other difficult to treat chronic lung infections.

Notably, nontuberculous mycobacterial lung infections are a considerable therapeutic challenge due to the unique ability of these bacteria to evade the normal killing mechanisms of alveolar macrophages, a type of immune cells responsible for killing bacteria in the lungs. There is increasing scientific literature suggesting that GM-CSF plays an important role in enhancing the ability of macrophages to clear mycobacteria6. For instance, GM-CSF knock out mice inoculated with M. abscessus develop a chronic lung disease resembling human chronic infection, whereas wild type mice with intact GM-CSF production typically clear the bacteria quickly, and fail to develop chronic infection. In animal studies, GM-CSF has been shown to kill NTM with similar efficacy compared to commonly used NTM antibiotics, and the simultaneous use of GM-CSF with antibiotics can further improve the antibacterial effect of either GM-CSF or antibiotics given alone. In two published clinical case reports in the European Respiratory Journal by Dr. Wylam of the Mayo Clinic7, inhaled GM-CSF was shown to eradicate or dramatically reduce the bacterial burden in patients with refractory M. abscessus lung infection, which suggests the promising animal data may be translatable to humans, and that the potential therapeutic role of GM-CSF in NTM lung infection warrants more intensive investigation. Among the various NTM species, M. abscessus is a particularly challenging clinical problem, being one of the most resistant organisms to antibiotics. Importantly, GM-CSF is not an antibiotic, but instead targets the human immune response, not the bacteria directly, thus avoiding the increasing problem of antibiotic resistance.

Clinical Development of Molgradex on NTM

A Phase 2a multi-center clinical trial, OPTIMA, was initiated in Q1 2018, investigating the efficacy of Molgradex on NTM sputum culture conversion to negative, reduction of NTM bacterial load in sputum, exercise capacity as well as its effect on patient reported outcomes, and safety. Treatment in the Phase 2a clinical trial consists of 24 weeks of treatment and a follow-up of 12 weeks after end of treatment. The primary endpoint is sputum culture conversion during the treatment period defined as at least three consecutive negative sputum samples.  Enrollment is expected to complete by Q3 2018.

[6]

deSilva T.I., et al. Journal of Infection (2007) 54 (e207-e210); Hallstrand T.S., et al. European Respiratory Journal (2004) 24 (367-370); Groote et al, J Antimicrob Chemother. 2014 Apr;69(4):1057-64.; Luiz E. Bermudez, et al. The Journal of Infectious Diseases, Volume 169, Issue 3, 1 March 1994, Pages 575–580.

[7]	Scott et al, European Respiratory Journal (2018) (DOI: 10.1183/13993003.02127-2017)

Overview of AeroVanc

Background on MRSA infection in CF

CF is a genetic disease characterized, in part, by the prevalence of thick, sticky mucus produced in the lung, frequent lung infections, and a resultant decline in pulmonary function. As the disease progresses, patients’ lungs are typically infected with bacteria that are difficult to eradicate. Inhaled antibiotics, including tobramycin (TOBI, Novartis AG), and aztreonam (Cayston, Gilead Sciences), have become a cornerstone of the treatment of the most common chronic pathogen, Pseudomonas, in order to control the infection and improve lung function and quality of life. In recent years, MRSA lung infection has become increasingly common in CF, with a prevalence of 26% according to the most recent (2015) data report of the Cystic Fibrosis Foundation. Importantly, persistent MRSA lung infection has been associated with worse clinical outcomes in CF, including a faster decline of lung function8 and a shorter life expectancy.9 The increasing prevalence and high clinical impact of MRSA infection in CF have created an unmet need for improved therapies to help address the condition. Considering the established practice of treating chronic Pseudomonas infection in CF using inhaled antibiotics, all of which have limited activity against MRSA, it would be logical to attempt treatment of chronic MRSA infection with an inhaled antibiotic active against MRSA. We believe that AeroVanc is the first inhaled antibiotic being developed to specifically treat MRSA infection of the lungs.

Current MRSA treatment options in CF

Persistent MRSA lung infection in individuals living with CF is difficult to eradicate or manage using oral or IV antibiotics, and there is currently no standard of care to manage the infection in individuals living with CF despite the high need.10 In contrast to the established treatment of Pseudomonas infection with inhaled antibiotics, there is no FDA-approved inhaled antibiotic treatment available for MRSA infection.

IV vancomycin or linezolid are the most commonly used drugs for the treatment of acute pulmonary exacerbation in individuals living with CF with MRSA infection, and they may be used in combination with other IV antibiotics in patients with simultaneous Gram-negative infections, such as Pseudomonas. For MRSA lung infection, vancomycin is available only in IV form, and while highly effective against MRSA and other Gram-positive bacteria, chronic home-based use of IV vancomycin is not practical, and chronic use has also been associated with systemic toxicity, especially renal toxicity and ototoxicity.

According to research conducted by us, there is increasing clinical need to treat chronic MRSA infection in CF. In the absence of an inhaled antibiotic, there is emerging use of oral anti-MRSA antibiotics in an attempt to suppress the MRSA infection, and in hope of reducing the occurrence of acute pulmonary exacerbations. In a survey conducted by us, 27% of the surveyed CF specialists in the US regularly utilize antibiotics targeting MRSA as a suppressive treatment (any dosage form) in patients with frequent exacerbations or other symptoms for which MRSA is considered a cause or contributing factor. This practice is emerging despite the absence of established consensus or guidelines relating to the use of oral anti-MRSA antibiotics in CF, or evidence of efficacy established in controlled studies.

As with current inhaled anti-pseudomonal drugs, we believe that there is significant clinical advantage in delivering an anti-MRSA antibiotic, such as vancomycin, directly to the site of infection to maximize the clinical efficacy, reduce systemic exposure and the risk of adverse effects, and to enable convenient use of the product outside of the hospital setting. The aerosolized IV form of vancomycin, administered by nebulization, has been used in multiple small published clinical studies, mainly to treat ventilator-associated pneumonia in an intensive care setting. In these studies and case reports, nebulized vancomycin had good antibacterial efficacy and was generally well tolerated. In recent years, according to interviews conducted by us, many of the leading CF centers in the United States have explored the use of inhaled vancomycin to treat MRSA in infected individuals living with CF on a chronic basis, by nebulizing the IV form of vancomycin. The experience gained from this type of treatment has been encouraging, and provides anecdotal reports of the safety and clinical utility of inhaled vancomycin for periods exceeding many years in some patients. Similarly, in the 1990’s, nebulized IV tobramycin was explored as a treatment of Pseudomonas infections in individuals living with CF. This experience stimulated the development of TOBI®, which has become the most widely used inhaled antibiotic worldwide, and a cornerstone of chronic treatment of Pseudomonas lung infection in CF.

[8]	Dasenbrook EC, Merlo CA, Diener-West M, et al. “Persistent Methicillin-resistant Staphylococcus aureus and Rate of FEV1 Decline in Cystic Fibrosis.” Am J Respir Crit Care Med 2008;178, 814-821.
[9]	Dasenbrook EC, Checkley W, Merlo CA, et al. “Association Between Respiratory Tract Methicillin-Resistant Staphylococcus aureus and Survival in Cystic Fibrosis.” JAMA 2010;303, 2386-2392.
[10]

Zobell JT, Epps KL, Young DC, Montague M, Olson J, Ampofo K, Chin MJ, Marshall BC, Dasenbrook E. “Utilization of antibiotics for methicillin-resistant Staphylococcus aureu s infection in cystic fibrosis.” Pediatric Pulmonology (June 2015) Volume 50, Issue 6, pages 552–559.

We believe that inhaled antibiotics, as well as other palliative treatments, will continue to have a central role in the management of CF. Various disease modifying drugs, such as CF Transmembrane Conductance Regulator (CFTR) modulators, that attempt to address the underlying cause of CF, i.e. to restore or improve the function of the CFTR protein that is defective or dysfunctional in individuals living with CF, have recently been launched. Whereas these disease-modifying drugs on average result in modest improvement in lung function and potentially slower rate of lung function decline, patients on these drugs continue to have chronic infections that require antibiotic treatment, and their lung function continues to decline.

AeroVanc Product Description

AeroVanc, or Vancomycin Hydrochloride Inhalation Powder, is a novel inhaled formulation of vancomycin being developed for the treatment of persistent MRSA lung infection in patients with CF. Vancomycin is a glycopeptide antibiotic that was discovered in the mid-1950’s and is commonly used in the prophylaxis and treatment of infections caused by Gram-positive bacteria. Vancomycin acts by inhibiting proper cell wall synthesis of aerobic and anaerobic Gram-positive bacteria, and is generally not active against Gram-negative bacteria.

AeroVanc consists of a capsule dosage form containing a proprietary dry powder formulation of vancomycin hydrochloride intended for oral inhalation with the AeroVanc inhaler. The AeroVanc inhaler is a commercialized, hand-held, manually operated, breath-activated device.

We anticipate that AeroVanc will be used predominantly to suppress chronic MRSA lung infection, which has the potential to improve patients’ lung function and respiratory symptoms, and to prolong the time to pulmonary exacerbation and need of systemic antibiotics. AeroVanc is not intended to replace IV vancomycin or other IV antibiotics in the treatment of acute pulmonary exacerbations associated with MRSA. However, chronic AeroVanc use has the potential to reduce the occurrence of these exacerbations, and thereby reduce the need for IV treatments and hospitalizations.

We believe there will be broad adoption of AeroVanc in CF once available based on a high level of interest for the product from direct clinician surveys, as well as market research of key opinion leaders in the field of CF. Notably, a clear majority (94%) of the surveyed CF physicians in the United States would expect to prescribe AeroVanc to their patients with MRSA lung infection, if approved by the FDA. Likewise, according to payer interviews conducted in the United States, an AeroVanc launch would receive reimbursement support given the high unmet need in an orphan indication and a current lack of comparable products.

AeroVanc Key Advantages

We believe that AeroVanc has a number of important characteristics that contribute to our clinical profile and clinical data to date, and that facilitate our regulatory approval and successful commercialization. Specifically, AeroVanc offers:

•	Strong product foundation, applying a previously approved active substance and previously approved drug delivery technologies.
•

High concentration of antibiotic is delivered directly to the lungs, the primary site of infection, which we believe can result in higher clinical efficacy and reduced systemic toxicity, as compared with oral or IV delivery of antibiotics.

•	Capsule based powder inhaler providing a fast and convenient method of administration, which is very desirable in the CF population, who have a high treatment burden.
•	Eligible for strong market protection via orphan drug status, QIDP status, a formulation patent, and an exclusive device supply agreement.

Clinical Development of AeroVanc

Phase 3

AeroVanc is currently being investigated in a pivotal Phase 3 clinical trial in the U.S. and Canada, the AVAIL Study, for the treatment of persistent MRSA lung infection in individuals living with CF. The study began enrolling patients at U.S. clinical sites in September 2017 and at Canadian clinical sites in December 2017.

The AVAIL study is currently enrolling approximately 200 subjects (150 subjects ≤ 21 years old, 50 subjects > 21 years old). During Period 1 of the study, subjects will be randomly assigned in a blinded 1:1 fashion to receive either AeroVanc (30 mg) twice daily, or placebo, by inhalation for 24 weeks or 3 dosing cycles. A dosing cycle is defined as 28 days of treatment followed by 28 days of observation. During Period 2 of the study, subjects will receive open-label AeroVanc (30 mg) twice daily for an additional 24 weeks or 3 dosing cycles, to evaluate the long-term safety of AeroVanc. The Coordinating Investigator of the study is Dr. Patrick Flume, Professor of Medicine and Director of the Cystic Fibrosis Program, Medical University of South Carolina, Charleston, SC.

The primary efficacy endpoint in the AVAIL study is the mean absolute change in FEV1 percent predicted from baseline, which will be analyzed sequentially at week 4 (the end of cycle 1) and at week 20 (the end of cycle 3). The primary efficacy analysis will be based on patients between 6 - 21 years of age, using all observed data at weeks 4 and 20, as appropriate. Secondary efficacy endpoints include: (i) time to use of another antibiotic medication (oral, IV, and/or inhaled) for pulmonary infection, (ii) the number of successful FEV1-response cycles a subject achieves over Period 1 (weeks 4, 12, and 20), (iii) relative change from baseline in FEV1 percent predicted at weeks 4 and 20, (iv) change from baseline Cystic Fibrosis Questionnaire-Revised scores at weeks 4 and 20 and (v) change from Baseline in Cystic Fibrosis Respiratory Symptom Diary-Chronic Respiratory Symptom Score scores at weeks 4 and 20.

We anticipate that patient enrollment in the AVAIL Study will be completed in Q1 2019 and top line results would be expected in the second half of 2019.

Completed Clinical Studies

Phase 1

In a Phase 1 single escalating dose study, AeroVanc was shown to be generally well tolerated and safe, with a favorable pharmacokinetic profile. In the study, AeroVanc inhalation powder was administered to 18 healthy volunteers (doses of 16 mg, 32 mg, and 80 mg), and seven patients with CF (doses of 32 mg, and 80 mg). AeroVanc demonstrated a relatively slow pulmonary absorption phase (t max of 1.33 h — 2.08 h), followed by distribution and elimination comparable to IV administration. The mean absolute bioavailability across all AeroVanc doses was 49% (SD 8%), with no apparent differences observed between the doses. The absolute bioavailability closely corresponds with the pulmonary absorption of vancomycin, considering that vancomycin is not absorbed from the gastrointestinal tract. The mean C max of AeroVanc after an 80 mg dose was 618 ng/mL, corresponding to approximately one fifth of the dose adjusted C max after a 250 mg dose of IV vancomycin. The dose linearity of AeroVanc in terms of C max and AUC values was excellent (R 2 > 0.99). In the CF patients, all subjects had sputum vancomycin concentrations in high excess of the minimum inhibitory concentration, or MIC, of vancomycin for MRSA (2 µg/mL) at one hour after the administration of AeroVanc with both the 32 mg and the 80 mg dose (mean of 106 µg/mL, and 261 µg/mL, respectively). At later time points, the concentrations decreased, but on average remained above the MIC values for up to 24 hours. Variability in sputum concentrations was high, as expected.

All adverse events in the healthy volunteers were classified as mild, and all events that were considered probably drug-related involved local irritation effects and resolved spontaneously and rapidly (between 15 and 60 minutes).

Small reduction in the post-dose FEV 1 (7% — 11%) was observed in three subjects after the 80 mg dose. None of the subjects required bronchodilator treatment, and the changes were considered by the independent Drug Safety Monitoring Board to be clinically non-significant. In CF patients, chest congestion and/or chest tightness were reported by four of the seven patients, and there appeared to be a slight trend towards more adverse events at the higher dose (80 mg). All reported respiratory adverse events were mild, none of the patients felt distressed, and the events either did not require treatment or resolved after airway clearance and/or albuterol inhalation. Based on the sputum concentration data, dose levels of 32 mg and 64 mg twice a day were selected for use in the Phase 2 study.

Phase 2

In a Phase 2 clinical study in CF patients with persistent MRSA lung infection, AeroVanc met a primary endpoint to reduce MRSA density in sputum, and showed encouraging trends of improvement in lung function, prolongation of the time to use of other antibiotics, and respiratory symptoms, with best responses in subjects below 21 years of age. We believe that the consistency of the responses across the different endpoints, as well as the magnitude of change in the younger subjects, supports advancing the product into a Phase 3 clinical study. The results of the Phase 2 study have been summarized and presented to the FDA in an End of Phase 2 Meeting, and the FDA has subsequently given us detailed guidance on the design and analysis of a Phase 3 study, as presented above in section “Phase 3”. The key findings of the Phase 2 study are described below.

The study was a randomized, double-blind, placebo-controlled study in 87 CF patients with persistently positive MRSA culture from their sputum samples. The Phase 2 study consisted of a 28-day AeroVanc treatment at a dose level of 32 mg bid or 64 mg bid, with an eight-week follow-up. The study was conducted at 40 sites in the United States. Quantitative MRSA cultures from spontaneously expectorated sputum samples were used as the primary endpoint of the study. The average baseline values in both active drug cohorts, as well as the placebo cohorts were high, ranging from 6.78 to 7.65 log 10 CFU/mL. In the primary endpoint analyses (MITT population), a reduction from baseline in MRSA CFU was observed in the 32 mg and 64 mg dose cohorts pooled compared to placebo by -0.52 log 10 CFU/mL and -0.06 log 10 CFU/mL for the AeroVanc and placebo doses, respectively (p = 0.0312); in the 64 mg dose cohort by -0.63 log 10 CFU/mL and 0.16 log 10 CFU/mL for the AeroVanc and placebo doses, respectively (p = 0.0145); in the 32 mg dose cohort by -0.25 log 10 CFU/mL and -0.30 log 10 CFU/mL for the AeroVanc and placebo doses, respectively (p = 0.8352).

MICs of vancomycin for MRSA cultured from the sputum samples were determined using a broth microdilution technique at baseline, at each visit during the administration of AeroVanc, as well as at the post-administration follow-up time points. The distribution of MIC values was very narrow, with the MIC 50 and MIC 90 both at 0.5 µg/mL at baseline. At baseline, all strains were susceptible to vancomycin, with MIC values £ 1 µg/mL, and there were no notable changes in the MIC distribution at any of the time points following the baseline sample, suggesting the susceptibility of MRSA to vancomycin was not affected by the 28 days of pulmonary administration of AeroVanc.

Vancomycin peak and trough concentrations in sputum at Day 8 and Day 29 were in high excess over the generally accepted level of MIC (mean C trough /MIC ratio > 35) after multiple dosing in all subjects at both dose levels, with apparent dose-dependency, but no notable difference in C trough between the two time points.

In terms of safety, the most frequent adverse events reported were related to the respiratory system. The AeroVanc 32 mg bid dose was well tolerated, with no significant difference in adverse events as compared with placebo. However, a higher incidence of adverse events, most frequently consistent with signs and symptoms of bronchoconstriction, and a significantly higher rate of premature study drug discontinuations were seen in adult patients with the 64 mg bid AeroVanc dose, as compared with placebo and the 32 mg AeroVanc dose. The discontinuations were most commonly reported to be due to drug intolerability (mainly bronchoconstriction and/or chest tightness) or pulmonary exacerbation, and typically occurred within the first two weeks from the start of drug administration.

Based on the observed clinical results in the 32 mg cohort of subjects below 21 years of age, the observed high vancomycin concentrations in sputum at both dose levels, and the high discontinuation frequency in adult subjects at the 64 mg dose, the Phase 3 study is planned to be conducted using the 32 mg dose, and will focus enrollment on subjects below 21 years of age. Accordingly, the key Phase 2 data from this cohort, below 21 years of age, are summarized below.

To assess effects of AeroVanc on lung function, absolute change in FEV 1 percent predicted from baseline was measured at each study visit. While AeroVanc reduced MRSA density in sputum, the change in FEV 1 compared with placebo did not reach statistical significance in subjects of all ages. Notably, post hoc analyses identified encouraging improvement in FEV 1 in subjects 21 years of age or younger, consistently across all time points during the treatment period, as illustrated below. The mean absolute change in FEV 1 percent predicted observed in the AeroVanc arm is considered clinically meaningful, with an improvement ranging between 4% and 6% (or 6% and 10% on a relative change basis). In this subgroup, the difference between AeroVanc and placebo was statistically significant at the 2-week time point (p = 0.05). A mean reduction of 0.8 log 10 CFU/mL from baseline in MRSA CFUs, the primary endpoint, was also observed after 28 days of AeroVanc administration in subjects below 21 years of age, as illustrated below, the difference between AeroVanc and placebo being statistically significant (p = 0.05).

Change from baseline in FEV 1

(Per Protocol Population, 32 mg dose cohort, below 21 years of age, n = 16)

AeroVanc 32 mg
Placebo
Absolute Change in FEV$_1$ Percent Predicted (%)
8
6
4
2
0
-2
p = N/A
p = 0.366
p = 0.05
p = 0.289
Baseline
Day 8
Day 15
Day 29

These results are consistent with previous studies using inhaled tobramycin (TOBI® or TOBI Podhaler®) for the treatment of P. aeruginosa infection in CF, where improvement in FEV 1 was predominantly seen in younger subjects11. In the early TOBI trials, reported in the 1990’s, during an era when the use of inhaled antibiotics was not yet prevalent, children and adolescents (below 18 years of age) showed relative improvements of greater than 14% as compared with only 6% in adults12. However, in more recent studies, reported in 2012, the relative FEV 1 improvements have been considerably smaller, either being absent or less than 2% in adults13.

As illustrated below, a mean reduction of 0.8 log 10 CFU/mL from baseline in MRSA CFUs, the primary endpoint, was observed after 28 days of AeroVanc administration in subjects below 21 years of age, the difference between AeroVanc and placebo being statistically significant (p = 0.05).

[11]	Weers J. “Inhaled antimicrobial therapy – Barriers to effective treatment. Advanced Drug Delivery Reviews .” (2015): 24-43.
[12]

Ramsey BW, Pepe MS, Quan JM, Otto KL, Montgomery AB, Williams-Warren J, Vasiljev-K M, Borowitz D, Bowman CM, Marshall BC, Marshall S, Smith AL. “Intermittent administration of inhaled tobramycin in patients with cystic fibrosis. Cystic Fibrosis Inhaled Tobramycin Study Group.” New England Journal of Medicine. 1999 Jan 7;340(1):23-30.

[13]	TOBI Podhaler SBA; NDA-201688, 2012

Change in MRSA density in sputum

(Intent-to-treat Population, 32 mg dose cohort, below 21 years of age, n = 20)

AeroVanc 32 mg
Placebo
Change in MRSA Density in Sputum (log10 CFU/mL)
0.8
0.6
0.4
0.2
0.0
-0.2
-0.4
-0.6
-0.8
-1.0
-1.2
-1.4
-1.6
p = N/A
p = 0.438
p = 0.088
p = 0.052
Baseline
Day 8
Day 15
Day 29

A greater reduction in CFRSD-CRISS, the respiratory symptom score, was observed in the below 21-year age group consistently at all time points, as compared with placebo, but the difference was not statistically significant.

A trend of prolongation of the time to use of another antibiotic for respiratory symptoms was observed in the AeroVanc arm of the 32 mg dose cohort, as compared with placebo, illustrated below. Whereas in this single cycle study several subjects in the AeroVanc arm were prescribed other antibiotics at the scheduled one-month post-treatment visit (approximately Day 56), such treatment would not be expected to be prescribed during chronic AeroVanc treatment, or in a multiple-cycle study, because the timing would coincide with the start of a new AeroVanc treatment period.

Time to use of other antibiotics for respiratory infection

(Intent-to-treat Population, 32 mg dose cohort, below 21 years of age, n = 20)

AeroVanc 32 mg
Placebo
Treatment
Off Treatment
Off Treatment
Percent of Patients Without Event
100
75
50
25
0
Hazard Ratio (95 % CI): 0.58 (0.17, 1.97)
P-value: 0.3834
Number at risk:
10 10 9 9 9 8 8 8 8 5 5 5 4 0 0
10 9 8 8 6 5 4 4 4 4 4 4 3 1 0
0 7 14 21 28 35 42 49 56 63 70 77 84 91 98
Study Day

In summary, AeroVanc reduced MRSA density in sputum, and showed encouraging trends of improvement in lung function, prolongation of the time to use of other antibiotics, and respiratory symptom, with best responses in subjects below 21 years of age. We believe that the consistency of the responses across the different endpoints, as well as the magnitude of change in the younger subjects, supports advancing the product into a Phase 3 clinical study.

Human Factor Study

We have performed a human factor study to better understand patient reactions to the AeroVanc inhaler device, the drug capsule and written instructions. 14 individuals living with CF, representing a variety of sex, ethnicity and dominant hand preference and ranging in age from 12 to 56 years participated in the study. Patients were given the device, capsules and instructions to simulate use (no drug) and provide feedback. In summary, all patients were able to use the device properly and no device design issues were identified that could impact proper use.

Nonclinical Studies

AeroVanc Inhalation Toxicology Studies

The nonclinical toxicology profile of AeroVanc has been characterized in a series of acute and repeated dose inhalation toxicity studies in rats and dogs, as well as ICH/FDA prescribed safety pharmacology studies involving the cardiovascular, pulmonary, and central nervous systems. In these studies, a gradation of dose levels, including the maximum tolerated dose or the maximum technically achievable dose, were evaluated in both species.

Following 28 days of inhalation exposure, there were no indications of systemic toxicity noted in either the rats or dogs. As expected, there were a number of microscopic changes noted along the respiratory tract and in the lungs that were considered to represent local irritative effects, adaptive changes, and normal physiological responses to the impaction of particles along the respiratory tract and deposition of particles in the lungs. A 28-day recovery period showed complete to partial reversibility of the findings, with no notable difference between the active dose groups and the vehicle control group when compared to the air control. Based on the results of these 28-day studies, the No Observed Adverse Effect Level (NOAEL) was established for both species, and AeroVanc was considered safe for the purpose of conducting the Phase 2 study.

After completion of the Phase 2 clinical study, we received guidance from the FDA regarding the necessary toxicology studies to support the planned Phase 3 study and NDA submission. In accordance with the FDA’s guidance, a 91-day inhalation toxicology study was conducted in rats. We believe that the NOAEL established in this study supports the proposed Phase 3 study with the intended dose level.

A two-year GLP inhalation carcinogenicity study of AeroVanc in rats is mandated by the FDA prior to submission of an NDA. The purpose of this study is to determine whether lifetime pulmonary exposure to AeroVanc at high doses may result in any gross or microscopic indications of neoplasia in rats. The 91-day inhalation toxicology report and the carcinogenicity study protocol have been evaluated by the FDA Carcinogenicity Assessment Committee (CAC) in a Special Protocol Assessment (SPA) to confirm that the study design and dose levels are adequate to meet scientific and regulatory requirements. The CAC has notified us of their feedback, which has been considered in finalizing the protocol. The study will be conducted by a specialized contract research organization that has conducted all prior inhalation toxicology studies of AeroVanc, and has the required capabilities and operating procedures in place.

Molgradex Pharmacology Studies

The pharmacology of GM-CSF in the lungs involves stimulation of alveolar macrophage and neutrophil function to maintain alveolar surfactant homeostasis, alveolar stability, lung function, and lung host defense. For example, pulmonary GM-CSF is required for the terminal differentiation of alveolar macrophages and acquisition of numerous functions including expression of multiple receptors, non-specific and receptor-mediated endocytosis and phagocytosis, for pulmonary neutrophil recruitment during infection, clearance of bacteria, viruses, mycobacteria, and other pathogens, as well as for surfactant clearance.

The pharmacodynamics of human GM-CSF receptor activation by Molgradex was determined as part of our studies of species evaluation and selection for inhalation toxicology and reproductive toxicology studies. As illustrated below, the effective concentration of molgramostim from Molgradex required to stimulate a half maximal receptor signaling response (EC 50), as measured by phosphorylation of STAT5, was similar to that of commercially available rhGM-CSF. Thus, Molgradex is expected to possess the expected biological regulatory action of GM-CSF on alveolar macrophages in the lungs.

GM-CSF receptor function by Molgradex or control recombinant human GM-CSF

Further in vitro or in vivo nonclinical studies investigating the pharmacological activity of Molgradex are not planned.

Molgradex Toxicology Studies

The nonclinical toxicology profile of Molgradex has been characterized in a series of repeated dose inhalation toxicology studies and safety pharmacology studies in cynomolgus monkeys, as well as reproductive toxicology studies in rabbits. In these studies, a gradation of dose levels was evaluated in the respective species.

Three GLP-compliant inhalation toxicology studies were conducted, including a 6-week inhalation toxicity study in young sexually immature monkeys, a 13-week inhalation toxicity study in sexually mature monkeys used to explore effects on male and female reproductive organs, and a 26-week inhalation toxicity study to investigate chronic toxicity. All studies are fully compliant with relevant guidelines from ICH/FDA.

After inhalation of Molgradex, local effects in the lungs were characterized by infiltrating inflammatory cells, mostly macrophages, accompanied by an increased cellularity in the lymphoid tissue that is associated with the respiratory tract and minimal to mild exudation of red blood cells into the alveoli. The infiltration of inflammatory cells was not associated with any other signs of inflammation or impaired lung function, and it was considered an exaggerated pharmacological effect of molgramostim. The severity of the findings was graded slight at the lowest dose level, and moderate above this level. Duration of treatment did not affect the severity of this finding. Reduced severity of the lung and tracheobronchial changes following a four-week recovery period suggested partial resolution of the changes.

Based on the three studies conducted in monkeys, a NOAEL was established, and Molgradex was considered safe for the purpose of conducting Phase 1 and Phase 2/3 studies, with a safety margin of greater than five-fold using a clinical dose of 300 µg once daily.

Cardiovascular and respiratory parameters and effects on the central nervous system were evaluated in the 6-week and 26-week repeat dose inhalation toxicology studies. It was concluded that repeated daily inhalation of Molgradex does not exert any clinically relevant effects on the heart, the lung or the central nervous system in cynomolgus monkeys.

An embryo-fetal and developmental (EFD) toxicity study with Molgradex was conducted in rabbits, which show a similar pharmacological response as humans or monkeys, although at a lower potency. The EFD study revealed increases in post implantation loss, decreases in the number of live implants, effects on sex ratio and a slight increase in the incidence of major malformations in fetuses at the highest dose (150 µg/kg/day), consistent with findings from other rhGM-CSF products. Studies in sexually mature monkeys have shown that molgramostim has no effect on male and female reproductive organs. Accordingly, appropriate risk minimization strategies are implemented for the clinical studies, and will be implemented for commercial stage use.

In addition to the studies conducted, a pre- and postnatal development study will be conducted prior to NDA submission.

Manufacturing and Supply

We do not own or operate manufacturing facilities to produce clinical or commercial quantities of any of our product candidates. We have fee-for-service contracts with well-established drug substance manufacturers, as well as drug product manufacturers covering all steps of the manufacturing process of our product candidates, and expects to continue utilizing this outsourcing model in the foreseeable future. All of the vendors used by us conduct their operations under current Good Manufacturing Practices, or cGMP, a regulatory standard for the manufacture of pharmaceuticals.

Molgradex Manufacturing

The drug substance in Molgradex, molgramostim, is currently manufactured by Gema Biotech S.A. (GEMA, Buenos Aires, Argentina). All clinical and nonclinical studies to date have used material sourced from GEMA. In 2015, we decided to transfer the production to a European manufacturer, Synco Bio Partners B.V. (Synco, Amsterdam, The Netherlands), to secure commercial supply of the drug substance. The technology transfer process from GEMA to Synco is currently ongoing. Upon successful transfer of the technology, GEMA and Synco may potentially provide dual sources for molgramostim, and at such time, we will evaluate both suppliers for commercial scalability.

The drug product, Molgradex, is currently manufactured at Miltenyi Biotec GmbH (Berglisch Gladbach, Germany). The Molgradex formulation was initially developed to contain several excipients commonly used in freeze-dried formulations used for IV administration. More detailed formulation studies of the inhaled product showed that the physico-chemical stability and potency of the drug product was independent of the presence of these excipients. Accordingly, a simplified formulation without these excipients is in development, and we may explore options to use of this formulation for commercial supply. The selection of the commercial drug product manufacturer is in progress. A master services agreement covering the drug substance has been established with Synco. A long-term commercial supply agreement will be established following the technology transfer.

Molgradex is administered to the lungs using the investigational eFlow Nebulizer System, manufactured by PARI Pharma GmbH (Stamberg, Germany). The eFlow nebulizer has been CE certified (CE 0123) according to the Medical Devices Directive 93/42/EEC (as amended by Directive 2007/47/EC) as a class IIa device. The device has a 510(k) approval in US as a general device. We have an exclusive license and a long-term supply agreement with PARI covering the eFlow nebulizer for the administration of recombinant human GM-CSF.

AeroVanc Manufacturing

AeroVanc is a high-performance inhalation powder formulation of vancomycin hydrochloride, applying a commercially-available capsule inhaler. The drug substance used in AeroVanc, Vancomycin Hydrochloride USP, is produced using microbial fermentation followed by purification, and is sourced from Xellia Pharmaceuticals ApS (Copenhagen, Denmark), a commercial manufacturer with two manufacturing facilities, one in China and one in Denmark. Both sites use the same cell line and manufacturing processes, and produce material of comparable quality. A long-term commercial supply agreement has been established with Xellia Pharmaceuticals ApS.

AeroVanc inhalation powder is a spray-dried powder containing a ratio of 9:1 by weight of vancomycin hydrochloride and l-leucine. L-leucine is an essential amino acid and has GRAS status as a food additive. Formulation studies showed that the addition of l-leucine improves inhalation performance in vitro, as measured by improved emitted dose and fine particle dose. The powder manufacturing is carried out by Hovione LLC (East Windsor, NJ), a vendor with two operational sites, one in the United States and one in Europe, with the same base equipment in each facility, that could be upgraded to produce material of comparable quality. The proprietary AeroVanc spray drying process creates very fine particles (smaller than five microns) required for efficient delivery to the lungs. Proprietary nozzle and cyclone technologies were developed to meet product performance and manufacturing throughput requirements. The powder production process has been successfully scaled-up from laboratory to commercial equipment. A long-term commercial supply agreement is under negotiation with Hovione LLC.

The finished product is manufactured from bulk AeroVanc powder by GlaxoSmithKline (GSK, Brentford, UK). At this final part of the manufacturing process, AeroVanc powder is conditioned and automatically filled into capsules each containing 16 mg of vancomycin. The capsules are then packaged into aluminum foil blisters to protect them from light and moisture. A long-term commercial supply agreement has been established with GSK for the finished product.

The inhaler device used for AeroVanc is manufactured by Plastiape S.p.A. (Lecco, Italy). The device was approved in the United States as part of the Aridol ® new drug application (NDA 022368) on October 5, 2010. A cosmetically modified version of the device was approved in the United States as part of the Arcapta ® Neohaler ® new drug application (NDA 022383) on July 1, 2011. An exclusive long-term commercial supply agreement has been established with Plastiape S.p.A.

We have worked with our manufacturing partners to scale up processes, improve yields and production rates, and to transfer processes to commercial facilities with commercial equipment. We have produced the supplies for the pivotal Phase 3 clinical study utilizing the same manufacturing sites, equipment and processes that will be used for commercial supply.

Commercialization

We own exclusive rights to AeroVanc and Molgradex in the United States, and all other major markets, except for Japan, where we have licensed the Molgradex rights to Nobelpharma Co., Ltd (Tokyo, Japan). We plan to pursue regulatory approvals for our products in the United States and the European Union, and to independently commercialize AeroVanc and Molgradex in the United States. In doing so, we may engage with strategic partners to help implement optimal sales and promotion activities.

Our commercialization strategy will target key prescribing physicians, as well as provide patients with support programs to ensure product access. Outside of the United States, we plan to seek partners to commercialize our products via out-licensing agreements or other similar commercial arrangements.

License and Supply Agreements

Plastiape SpA

In September 2012, we entered into a supply agreement related to AeroVanc with Plastiape SpA, which was subsequently amended in June 2016 (the “Plastiape Agreement”). Pursuant to the terms of the Plastiape Agreement, Plastiape will supply dry powder inhalers to us on an exclusive basis for use with vancomycin for the diagnosis, management, prevention or treatment of lung diseases. Pricing under the Plastiape Agreement is on a per unit basis, with the per unit price decreasing as the volume increases.

Xellia Pharmaceuticals ApS

In September 2016, we entered into a supply agreement related to the supply of the API for AeroVanc with Xellia Pharmaceuticals (the “Xellia Agreement”). Pursuant to the Xellia Agreement, we are obligated to purchase all of our requirements of the API from Xellia. The pricing under the Xellia Agreement is a set price per kg, with the price decreasing upon the commercial launch of AeroVanc.

PARI Pharma GmbH

In November 2014, Serendex (refer to note 7 of the consolidated financial statements included in Item 15 of this report) entered into a license and collaboration agreement related to Molgradex with PARI Pharma GmbH (the “PARI License Agreement”), which we assumed as part of the Serendex Acquisition (refer to note 7 of the consolidated financial statements included in Item 15 of this report). Under the PARI License Agreement, we have a worldwide, exclusive license to commercialize PARI’s investigational eFlow Nebulizer device for the pulmonary delivery of any liquid formulation containing hGM-CSF as the sole active pharmaceutical ingredient for nebulization for PAP. Additionally, we have the option to change the device subject to the PARI License Agreement to PARI’s eFlow Technology Nebulizer CS and, until marketing approval, the option to negotiate an extension to the license to cover commercialization of the drug for pulmonary delivery via the PARI eFlow Inline device for the treatment of VAP and/or ARDS.

Under the terms of the PARI License Agreement, we are not permitted to work with third parties to develop any inhalation device or nebulizer for the pulmonary delivery of a pharmaceutical product containing hGM-CSF as the sole active ingredient. This restriction extends until (i) in the European Economic Area, marketing approval of the product in Europe or the United States, whichever is later, or (ii) in the rest of the world, the term of the PARI License Agreement.

In consideration of rights granted by PARI, Serendex paid a onetime upfront fee and agreed to pay an hourly rate for work performed by PARI under work orders issued pursuant to the PARI License Agreement. Additionally, we are obligated to make future milestone payments to PARI based upon (i) the successful completion of certain clinical trials, (ii) submissions for regulatory approval in the United States, the European Union or Japan, and (iii) the first marketing approval for the product in the United States, the European Union or Japan.

If we successfully commercialize any product candidate subject to the PARI License Agreement in a country, we are responsible for royalty payments equal to a percentage of net sales. We are obligated to make such royalty payments until the later of (i) the expiration of the last valid claim in an issued patent covering a portion of the PARI device in the applicable country or (ii) 15 years after the first commercial sale of Molgradex with the PARI device in that country (the “PARI Royalty Period”). If there is no such valid patent claim covering the applicable PARI device, the royalty owed to PARI will be decreased by a specified percentage.

The license term extends on a country by country basis until the end of the PARI Royalty Period or until mutually agreed by the parties.

In April 2015, Serendex entered into a commercial supply agreement with PARI (the “PARI Supply Agreement”) related to the supply of the investigational PARI eFlow Technology Nebulizer and related accessories for commercial use with our products after marketing approval is obtained. We assumed the PARI Supply Agreement as part of the Serendex Acquisition. Pursuant to the terms of the PARI Supply Agreement, we are obligated to purchase from PARI (i) within the European Economic Area, (a) during the first five years from marketing approval, all of our requirements for the device and related accessories and (b) thereafter 80% and (ii) in the rest of the world, all of our requirements during the PARI Royalty Period. Pricing is on a per unit basis, with a reduction in price once purchasing volumes reach over 5,000 for devices and starter kits and over 40,000 for nebulizer handsets in a twelve month period.

GEMA Biotech S.A.

In December 2012, Serendex entered into a supply and license agreement related to supplying the API for Molgradex with GEMA Biotech S.A., which was subsequently amended by addendums in February 2016 and September 20, 2017 (the “GEMA Agreement”). We assumed the GEMA Agreement as part of the Serendex Acquisition. Under the GEMA Agreement, we have an exclusive license to market, distribute and sell products based on GEMA recombinant hGM-CSF for any disease to be treated by inhalation, local pulmonary administration, parenteral administration, or local administration of the API in any territory except Latin America, Central America and Mexico. Under the original GEMA Agreement, GEMA is the sole supplier of the API.

As consideration for the rights granted by GEMA, we are required to pay GEMA an agreed upon price per vial of 1 gram of the API. Additionally, if we successfully develop, register and obtain approval by the proper health authorities, we must pay GEMA a single digit percentage royalty on annual net sales. There is no minimum royalty, and no signing fee or milestones are included in the royalty payments. Additionally, we have milestone based commitments to GEMA in the amount of $600,000 upon the successful release of the first GMP grade API batch and $2,000,000 upon the first regulatory approval on Molgradex in Europe or the U.S.

Pursuant to the terms of the February 2016 addendum, GEMA granted an exclusive worldwide license to Serendex to transfer the manufacture of the API to Synco Bio Partners B.V., and agreed to transfer the master cell bank and working cell bank to Serendex (now us). Upon the completion of the transfer of the master cell bank and working cell bank, the royalty payable to GEMA set forth above decreases.

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of drugs, such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Government Regulation of Drugs

The process required by the FDA before drug product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulation;
•	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee for each clinical site before a clinical trial can begin;
•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed product candidate for its intended purpose;
•	preparation of and submission to the FDA of a New Drug Application, or NDA, after completion of all required clinical trials;
•	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the product’s continued safety, purity and potency, and of selected clinical investigational sites to assess compliance with current Good Clinical Practices, or cGCPs; and

•

FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated annually and when significant changes are made.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent Institutional Review Board, or IRB, for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of NDA approval, human clinical trials are typically conducted in three sequential phases that may overlap. Additionally, in certain instances, a fourth phase, post approval, may be necessary or required.

•

Phase 1. The drug product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, the initial human testing is often conducted in patients.

•

Phase 2. The drug product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

•

Phase 4. In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be required as a condition to approval of the NDA.

Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the drug characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

NDA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. The NDA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. The submission of an NDA requires payment of a substantial User Fee to the FDA, and the sponsor of an approved NDA is also subject to annual product and establishment user fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances.

Within 60 days following submission of the application, the FDA reviews an NDA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA must be resubmitted with the additional information. Once an NDA has been filed, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for the indication being pursued, and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued

safety and effectiveness. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or our drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may request additional information or clarification. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of its products under development.

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs that meet certain criteria. Specifically, new drug products are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. For a fast track product, the FDA may consider sections of the NDA for review on a rolling basis before the complete application is submitted if relevant criteria are met. A fast track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the NDA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve an NDA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established breakthrough therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors may request the FDA to designate a breakthrough therapy at the time of or any time after the submission of an IND, but ideally before an end-of-phase 2 meeting with FDA. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable;

involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller or more efficient clinical trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough designation also allows the sponsor to file sections of the NDA for review on a rolling basis. We may seek designation as a breakthrough therapy for some or all of our product candidates.

Fast Track designation, priority review and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

Orphan Drug Status

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drug candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that costs of research and development of the drug for the indication can be recovered by sales of the drug in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Although there may be some increased communication opportunities, orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a drug candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in very limited circumstances, such as if the second applicant demonstrates the clinical superiority of its product or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

Orphan drug exclusivity could block the approval of our drug candidates for seven years if a competitor obtains approval of the same product as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease.

As in the United States, designation as an orphan drug for the treatment of a specific indication in the European Union, must be made before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product.

The FDA and foreign regulators expect holders of exclusivity for orphan drugs to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the orphan drug.

GAIN Exclusivity for Antibiotics

In 2012, Congress passed legislation known as the Generating Antibiotic Incentives Now Act, or GAIN Act. This legislation is designed to encourage the development of antibacterial and antifungal drug products that treat pathogens that cause serious and life-threatening infections. To that end, the new law grants an additional five years of exclusivity upon the approval of an NDA for a drug product designated by FDA as a QIDP. Thus, for a QIDP with Orphan Designation, the periods of five-year exclusivity and seven-year orphan drug exclusivity, would become 12 years.

A QIDP is defined in the GAIN Act to mean “an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens” or (2) certain “qualifying pathogens.” A “qualifying pathogen” is a pathogen that has the potential to pose a serious threat to public health (such as resistant Gram-positive pathogens, multi-drug resistant Gram-negative bacteria, multi-drug resistant tuberculosis, and C. difficile) and that is included in a list established and maintained by FDA. A drug sponsor may request the FDA to designate its product as a QIDP any time before the submission of an NDA. The FDA must make a QIDP determination within 60 days of the designation request. A product designated as a QIDP will be granted priority review by the FDA and can qualify for “fast track” status.

The additional five years of exclusivity under the GAIN Act for drug products designated by the FDA as QIDPs applies only to a drug that is first approved on or after July 9, 2012. Additionally, the five year exclusivity extension does not apply to: a supplement to an application under FDCA Section 505(b) for any QIDP for which an extension is in effect or has expired; a subsequent application filed with respect to a product approved by the FDA for a change that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength; or a product that does not meet the definition of a QIDP under Section 505(g) based upon its approved uses.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may, among other things, halt our clinical trials, require them to recall a product from distribution, or withdraw approval of the NDA.

Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing.

The FDA may withdraw approval of an NDA if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drugs and biologics. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Government Regulation of Combination Products

Our products under development will be regulated as combination products, which means that they are comprised of two or more different components that, if marketed individually, would be subject to different regulatory paths and would require approval of independent marketing applications by the FDA. A combination product, however, is assigned to a Center with the FDA that will have primary jurisdiction over its regulation on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. We believe our product candidates include both a drug and medical device component, and will be regulated as a drug, subject to the review of the FDA’s Center for Drug Evaluation and Research, or CDER, which will have primary jurisdiction over premarket development and approval. The FDA’s Center for Devices and Radiological Health, or CDRH, will provide support and review of the inhaler component of the product candidate.

Other Healthcare Laws and Compliance Requirements

Our sales, promotion, medical education, clinical research and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Federal Trade Commission, the Department of Justice, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services and state and local governments. Our promotional and scientific/educational programs and interactions with healthcare professionals must comply with the federal Anti-Kickback Statute, the civil False Claims Act, physician payment transparency laws, privacy laws, security laws, and additional federal and state laws similar to the foregoing.

The federal Anti-Kickback Statute prohibits, among other things, the knowing and willing, direct or indirect offer, receipt, solicitation or payment of remuneration in exchange for or to induce the referral of patients, including the purchase, order or lease of any good, facility, item or service that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to increased scrutiny and review if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. The government has enforced the federal Anti-Kickback Statute to reach large settlements with healthcare companies based on sham research or consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Many states have similar laws that apply to their state health care programs as well as private payers.

Federal false claims and false statement laws, including the federal civil False Claims Act, or FCA, imposes liability on persons and/or entities that, among other things, knowingly present or cause to be presented claims that are false or fraudulent or not provided as claimed for payment or approval by a federal health care program. The FCA has been used to prosecute persons or entities that “cause” the submission of claims for payment that are inaccurate or fraudulent, by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, submitting claims for services not provided as claimed, or submitting claims for services that were provided but not medically necessary. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual, or whistleblower, in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other illegal sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, certain companies that were found to be in violation of the FCA have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements, restricting the manner in which they conduct their business.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers; knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services; and willfully obstructing a criminal investigation of a healthcare offense. Like the federal Anti-Kickback Statute, the Affordable Care Act amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payer, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, to the extent that our products, once commercialized, are sold in a foreign country, we may be subject to similar foreign laws.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposed new reporting requirements on certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Covered manufacturers are required to collect and report detailed payment data and submit legal attestation to the accuracy of such data to the government each year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Additionally, entities that do not comply with mandatory reporting requirements may be subject to a corporate integrity agreement. Certain states also mandate implementation of commercial compliance programs, impose restrictions on covered manufacturers’ marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

We may also be subject to data privacy and security regulation by the federal government and the states in which we conduct our business and the EU with the General Data Protection Regulation rules set to become effective in May, 2018. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements on certain health care providers, plans and clearinghouses (collectively, “covered entities”) and their “business associates,” relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain states have their own laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other and/or HIPAA in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to them, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, imprisonment, contractual damages, reputational harm, and diminished profits and future earnings, any of which could adversely affect our ability to operate our business and our financial results.

In addition to the foregoing health care laws, we are also subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to government officials or private-sector recipients for the purpose of obtaining or retaining business. We have adopted an anti-corruption policy which mandates compliance with the FCPA and similar anti-bribery laws applicable to our business throughout the world. However, we cannot assure that such a policy or procedures implemented to enforce such a policy will protect against intentional, reckless or negligent acts committed by our employees, distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations, and reputation.

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the extent to which coverage and adequate reimbursement are provided by third-party payers. Third-party payers include state and federal government health care programs, managed care providers, private health insurers and other organizations. Although we currently believe that third-party payers will provide coverage and reimbursement for our product candidates, if approved, we cannot be certain of this. Third-party payers are increasingly challenging the price, examining the cost-effectiveness, and reducing reimbursement for medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective and thus may not be covered or sufficiently reimbursed. It is time consuming and expensive for third party payers to seek coverage and reimbursement from third-party payers, as each payer will make its own determination as to whether to cover a product and at what level of reimbursement. Thus, one payer’s decision to provide coverage and adequate reimbursement for a product does not assure that another payer will provide coverage or that the reimbursement levels will be adequate. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow third party payers to sell our products on a competitive and profitable basis.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could materially affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

By way of example, in March 2010, the Affordable Care Act was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the Affordable Care Act of importance to our potential drug candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include, among others, the Budget Control Act of 2011, which mandates aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

We expect that healthcare reform measures may be adopted in the future, including the possible repeal and replacement of the Affordable Care Act, are unpredictable, and the potential impact on our operations and financial position are uncertain, but may result in more rigorous coverage criteria and lower reimbursement, and place additional downward pressure on the price that it receives for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to develop or sell any products outside of the United States. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including our product candidates and our processes. We seek patent protection in the United States and internationally for our products, their methods of use and processes of manufacture and any other technology to which we have rights, as appropriate, such as device exclusivity. We also rely on trade secrets that may be important to the development of our business.

We own six issued patents and additional pending patent applications worldwide for a proprietary formulation of AeroVanc. The patents and pending applications are derived from a PCT application (Pub. No. WO2012159103) entitled “Dry Powder Vancomycin Compositions and Associated Methods.” In May 2017, the United States Patent and Trademark Office issued United States Patent No. 9,572,774 for “Dry Powder Vancomycin Compositions and Associated Methods” which will provide key intellectual property protection in the U.S. for the AeroVanc program and will expire no earlier than 2032. This affords us important composition of matter protection for our AeroVanc program in the U.S., the largest market for the product, and is a key component of our market protection strategy which also includes Orphan Drug and Qualified Infectious Disease Product protection. We have also received a Notice of Allowance from the Canadian Intellectual Property Office for our Canadian Patent Application No. 2,836,643 entitled “Dry Powder Vancomycin Compositions and Associated Methods.” This notice serves as official communication that the examination of the patent application has been successfully completed. Once issued, the patent will provide protection for AeroVanc in Canada until 2032. We also have corresponding patent applications for AeroVanc in different stages of prosecution in other key markets throughout the world. As of March 12, 2018, patents have issued in the United States, Canada, Australia, China, Japan, New Zealand, and Singapore.

While we do not have any issued patents or pending applications covering Molgradex or its use in pulmonary alveolar proteinosis (PAP), we do own a family of issued patents and pending applications derived from a PCT application (Pub. No. WO2008052567) entitled “Enhancing Pulmonary Host Defense via Administration of Granulocyte-Macrophage Colony-Stimulating Factor” covering inhaled GM-CSF for treatment of bacterial, mycobacterial (including Mycobacterium tuberculosis and non-tuberculous Mycobacterium), yeast, and virus infections in the lungs. Patents have been granted in Japan, Australia, and Mexico. Patent applications are currently pending in several other countries, including the United States. An application is also pending in the European Union, where an allowance has been indicated. In addition, several new patent applications were filed in 2017 on the use of Molgradex for NTM lung infection.  Molgradex is also a registered trademark in most European countries.

Our success will in part depend on the ability to obtain and maintain patent and other proprietary rights in commercially important technology, inventions and know-how related to our business, the validity and enforceability of our patents, the continued confidentiality of our trade secrets as well as our ability to operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any of our existing patents or any patents we may own or license in the future will be useful in protecting our technology and products. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors — Risks Related to Our Intellectual Property.”

Trade Secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant aspects of our processes and proprietary technology portfolio are based on unpatented trade secrets and know-how. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect the proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. While we have confidence in our key individuals, consultants, partner organizations and systems, agreements or security measures may be breached, and there may not be adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Competition

The pharmaceutical industry is highly competitive and subject to continuous technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We believe that key competitive factors affecting the commercial success of our product candidates will be efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement. Many of our potential competitors, either alone or with their collaboration partners have substantially greater financial, technical and human resources than us, and significantly greater experience in the discovery and development of product candidates, manufacturing, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be faster and more successful in obtaining FDA approval for therapies and achieving widespread market acceptance. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of very capable competitors. We anticipate facing intense and increasing competition as new drugs enter the market and advanced technologies become available. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses.

We are not aware of any other companies developing inhaled forms of vancomycin. There are several inhaled antibiotics on the market or in development, but we are not aware of any other inhaled antibiotic product that would be specifically developed for the treatment of MRSA infection. Certain inhaled antibiotics in development, including levofloxacin, and ciprofloxacin inhalation formulations, may possess some level of in vitro or in vivo activity against MRSA, even though the compounds are not generally considered MRSA-antibiotics. It is therefore possible that such products, if approved, may present a competitive threat to AeroVanc. A combination product containing fosfomycin and tobramycin for inhalation (FTI) was developed by Gilead Sciences (Foster City, CA), and shown in a Phase 2 study to possess activity against Gram-negative and Gram-positive bacteria, including MRSA. Gilead terminated the development of the product, and licensed it to CURx Pharmaceuticals (San Diego, CA) in February, 2014. No clinical studies on FTI have been initiated by CURx. If FTI is developed, and approved, for the treatment of MRSA lung infection in CF, we believe it has the potential to present a competitive threat to the commercial success of AeroVanc.

Many small and large pharmaceutical companies have intravenously or orally administered MRSA-antibiotics on the market, and/or in development. Whereas such antibiotics are important in the treatment of many acute and chronic MRSA-infections, such as skin and soft tissue infections, pneumonia, or endocarditis, we do not believe these products are practical or sufficiently efficacious and/or safe for long-term management of chronic MRSA lung infection in individuals living with CF. Therefore, we do not believe these products and product candidates are a material competitive threat to the commercial success of AeroVanc.

We are not aware of any other companies developing an inhaled form of GM-CSF. A glycosylated GM-CSF product, sargramostim (Leukine), is available on the market in the United States, intended for IV or subcutaneous delivery in patients with neutropenia following cancer chemotherapy. Leukine has not been approved, and according to our knowledge, is not being developed for the treatment of PAP or any other acute or chronic lung disease. The drug substance in Leukine, sargramostim, has been used in a nonclinical research project conducted by NIH/TRND in collaboration with the University of Cincinnati College of Medicine on the potential application of inhaled GM-CSF as a treatment for PAP. No clinical studies have been conducted to date under this collaboration project. We are aware of a multicenter clinical study of inhaled Leukine, using a standard commercially available nebulizer, which is currently ongoing in Japan, conducted by a consortium of independent clinical investigators. It is not known to us if this study, together with other possibly available related clinical or nonclinical information, may be, or will be, used to support a potential new product approval in Japan. If such a new product would be approved and launched in Japan, we believe it has the potential to present a material competitive threat to the commercial success of Molgradex in Japan.

Revenue, Operating Loss, and Total Assets

For information on our revenue, operations, losses and total assets, refer to the consolidated financial statements and supplementary financial information filed with this report as described under Item 15.

Research and Development Expenses

Our research and development expenses were $18.5 million, $8.2 million and $4.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Location of Long-term Assets

The following table discloses our long-term assets by location (in thousands):

	Denmark	United States	Total

Goodwill	$3,475	$23,607	$27,082
In-process R&D	11,934	21,692	$33,626
Property and equipment, net	450	475	$925
Other non-current assets	—	131	$131
Total	$15,859	$45,905	$61,764

Employees

As of March 12, 2018, we had 23 full-time employees and one part time employee, as well as several full-time or part time consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Merger with Mast Therapeutics and Corporate Information

On April 27, 2017, Savara (“Private Savara”) completed its business combination with Mast Therapeutics, Inc. (“Mast”), a publicly held company, in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), dated January 6, 2017 (the "Merger"). In connection with and immediately prior to the effective time of the Merger, Mast implemented a reverse stock split at a ratio of one new share for every 70 shares of its common stock outstanding. Under the terms of the Merger Agreement, each outstanding share of Savara common stock was then converted into Mast common stock at the Exchange Ratio (refer to note 1 of the consolidated financial statements included in Item 15 of this report). As a result of the Merger, the Mast equity holders owned approximately 23% of the combined company, and Savara’s pre-existing equity holders owned approximately 77%. In connection with the Merger, Mast changed its name to Savara Inc.

Savara was formed as a corporation in Delaware in 2007.  Mast was originally incorporated in Delaware in December 1995. In October 2000, Mast merged its wholly-owned subsidiary, Biokeys Acquisition Corp., with and into Biokeys, Inc. and changed its name to Biokeys Pharmaceuticals, Inc. In May 2003, Mast merged Biokeys, Inc., a wholly-owned subsidiary, with and into the company and changed the company’s name to ADVENTRX Pharmaceuticals, Inc. In March 2013, the company merged Mast Therapeutics, Inc., a wholly-owned subsidiary, with and into the company and changed the company’s name to Mast Therapeutics, Inc. In April 2017, the Mast merged its wholly-owned subsidiary, Victoria Merger Corp., with and into Aravas Inc. (formerly, Savara Inc.) and changed the name of the company to Savara Inc.

Our website is located at http://www.savarapharma.com. Information found on our website is not incorporated by reference into this annual report on Form 10-K. We make our filings with the U.S. Securities and Exchange Commission, or SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments and exhibits to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, available free of charge on or through our website, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of our SEC filings are located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

Trademarks

“Savara Inc.,” the Savara logo, “AeroVanc,” and “Molgradex” are unregistered trademarks of Savara Inc. or its subsidiaries in the United States and other jurisdictions. Other third-party logos and product/trade names are registered trademarks or trade names of their respective companies. Use or display by us of other parties’ trademarks, service marks, trade names, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark, trade name, trade dress or product owners.

Item 1A. Risk Factors.

Investment in our common stock involves a high degree of risk and uncertainty. Our business, operating results, prospects and financial condition are subject to various risks, many of which are not exclusively within our control, that may cause actual performance to differ materially from historical or projected future performance. We urge investors to consider carefully the risks described below, together with all of the information in this report and our other public filings, before making investment decisions regarding our securities. Each of these risk factors, as well as additional risks not presently known to us or that we currently deem immaterial, could adversely affect our business, operating results, prospects or financial condition, as well as the trading price of our common stock, in which case you may lose all or part of your investment.

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

For the year ended December 31, 20 17, we incurred a net loss of $29.8 million, and net cash used in operating activities was $28.2 million. At December 31, 2017, our cash, cash equivalents and short-term investment securities were $94.3 million, and working capital was $91.8 million. At December 31, 2017, we had an accumulated deficit of $68.2 million.  We expect to continue to incur substantial operating losses for the next several years as we seek to advance our product candidates through clinical development, global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve.

We will require additional financing to obtain regulatory approval for Molgradex and AeroVanc, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development efforts or other operations.

Since our Aravas subsidiary was formed in 2007, most of our resources have been dedicated to the development and acquisition of our product candidates, Molgradex and AeroVanc.  Under our current operating plan we believe that our existing capital resources will be sufficient to fund our planned operations into 2020. However, we may raise additional capital, including through our “at the market” (ATM) offering program, to fund new studies, programs, acquisitions, or to address changes in our existing development programs. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

Our capital requirements for the foreseeable future will depend in large part on, and could increase significantly as a result of, our expenditures on our development programs. Future expenditures on our development programs are subject to many uncertainties, and will depend on, and could increase significantly as a result of, many factors, including:

•	the number, size, complexity, results and timing of our drug development programs;
•	the timing and terms of any collaborative or other strategic arrangement that we may establish;
•	the number of clinical and nonclinical studies necessary to demonstrate acceptable evidence of the safety and efficacy of our product candidates;
•	changes in standards of care which could increase the size and complexity of our clinical studies;
•	the number of patients who participate, the rate of enrollment, and the ratio of randomized to evaluable patients in each clinical study;
•	the ability to locate patients to participate in a study given the limited number of patients available for orphan or ultra-orphan indications;

•	the number and location of sites and the rate of site initiation in each study;
•	the duration of patient treatment and follow-up;
•	the potential for additional safety monitoring or other post-marketing studies that may be requested by regulatory agencies;
•	the time and cost to manufacture clinical trial material and commercial product, including process development and scale-up activities, and to conduct stability studies, which can last several years;
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

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, it may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures, or subject to specified financial ratios, any of which could restrict our ability to develop and commercialize our product candidates or operate as a business.

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

As of December 31, 2017, we had goodwill and IPR&D of approximately $60.7 million.  These intangible assets are subject to an impairment analysis whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to our consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations.  Refer to note 20 of the consolidated financial statements for further detail.

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

Risks Related to Our Business Strategy and Operations

We are substantially dependent upon the clinical, regulatory and commercial success of our product candidates, Molgradex and AeroVanc. Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate to the satisfaction of regulatory authorities the safety and efficacy of our product candidates.

The success of our business is dependent on our ability to advance the clinical development of Molgradex for the treatment of patients with pulmonary alveolar proteinosis (PAP), including its expansion into NTM, and AeroVanc for the treatment of persistent methicillin-resistant Staphylococcus aureus (MRSA) infections in the lungs CF patients. The Molgradex Phase 3 clinical study (IMPALA) is ongoing in Europe, Japan, and the US. We expect to announce top-line results from the Phase 3 study of Molgradex in the second quarter of 2019. The AeroVanc Phase 3 study started in the United States and Canada in the third quarter of 2017.

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

Given the developmental nature of our product candidates, we are subject to risks associated with initiating, completing and achieving positive outcomes from our current and future clinical trials, including:

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

•	inability to consistently manufacture commercial supplies of drug and delivery devices resulting in slowed market development and lower revenue;
•	poor commercial sales due to:
•	the ability of our future sales organization or our potential commercialization partners to effectively sell the product candidates;
•	our lack of success in educating physicians and patients about the benefits, administration and use of our product candidates;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments for the targeted indications of the product candidates;
•	low patient demand for the product candidates; and
•	poor prescription coverage and inadequate reimbursement for our product candidates;
•	our inability to enforce our intellectual property rights in our product candidates; and
•	reduction in the safety profile of our product candidates following approval.

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

Any new manufacturer or supplier of finished drug product or its component materials, including drug substance and delivery devices, would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing of such product or ingredients required by us. The FDA or foreign regulatory agency may require us to conduct additional clinical studies, collect stability data and provide additional information concerning any new supplier, or change in a validated manufacturing process, including scaling-up production, before we could distribute products from that manufacturer or supplier or revised process. For example, if we were to engage a third party other than our current CMOs to supply the drug substance or drug product for future clinical trial, or commercial product, the FDA or regulatory authorities outside of the United States may require us to conduct additional clinical and nonclinical studies to ensure comparability of the drug substance or drug product manufactured by our current CMOs to that manufactured by the new supplier. Changing of suppliers or equipment is particularly challenging for companies like us, with inhalation products, because any change could alter the drug product of its performance. The manufacturing of the drug substance of Molgradex, molgramostim, a biological drug substance, as well as the drug product, Molgradex, is currently being transferred to a new manufacturing site. Producing Molgradex, a biological product, is challenging, and therefore, may require more time and resources than previously anticipated. The transfer of the manufacturing to the new site may also cause regulatory agencies, including the FDA, to require additional nonclinical or clinical studies, which may cause delay or failure to obtain regulatory approval, and incur substantial additional cost.

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

If our manufacturers encounter any of the aforementioned difficulties or otherwise fail to comply with their contractual obligations or there are delays entering commercial supply agreements due to capital constraints, we may have insufficient quantities of material to support ongoing and/or planned clinical studies or to meet commercial demand, if approved. In addition, any delay or interruption in the supply of materials necessary or useful to manufacture our product candidates could delay the completion of our clinical studies, increase the costs associated with our development programs and, depending upon the period of delay, require us to commence new clinical studies at significant additional expense or terminate the studies completely. Delays or interruptions in the supply of commercial product could result in increased cost of goods sold and lost sales. We cannot provide assurance that manufacturing or quality control problems will not arise in connection with the manufacture of our clinical trial material or commercial product, if approved, or that third-party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such clinical trial material or commercial product, as applicable. In addition, Molgradex and AeroVanc are currently manufactured entirely or partially outside the United States and, as a result, we may experience interruptions in supply due to shipping or customs difficulties or regional instability. Furthermore, changes in currency fluctuations, shipping costs, or import tariffs could adversely affect cost of goods sold. Any of the above factors could cause us to delay or suspend anticipated or ongoing trials, regulatory submissions or commercialization of our product candidates, entail higher costs or result in being unable to effectively commercialize our products. Our dependence upon third parties for the manufacture of our clinical trial material may adversely affect our future costs and our ability to develop and commercialize our product candidates on a timely and competitive basis.

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

In addition, CROs we engage may have relationships with other commercial entities, some of which may compete with us. Through intentional or unintentional means, our competitors may benefit from lessons learned on our projects that could ultimately harm our competitive position. Moreover, if a CRO fails to properly, or at all, perform our activities during a clinical study, we may not be able to enter into arrangements with alternative CROs on acceptable terms or in a timely manner, or at all. Switching CROs may increase costs and divert management time and attention. In addition, there likely would be a transition period before a new CRO commences work. These challenges could result in delays in the commencement or completion of our clinical studies, which could materially impact our ability to meet our desired and/or announced development timelines and have a material adverse impact on our business and financial condition.

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

We expect to evaluate, from time to time, potential strategic acquisitions of complementary businesses, products or technologies.  In addition, we expect to evaluate joint ventures, licensing and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies. Furthermore, the integration of any acquisition and management of any collaborative project may divert our management’s time and resources from our core business and disrupt our operations. Any cash acquisition we pursue would diminish the funds otherwise available to us for other uses. Any stock acquisition would dilute our stockholders’ ownership interests.

To establish a sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth.

As of March 12, 2018, we had 23 full-time employees, including 13 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

Due to our limited financial resources and our limited experience in managing a company with anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, the physical expansion of our operations may lead to significant costs and may divert our management attention and resources. Any inability to manage growth could delay the execution of our development and strategic objectives, or disrupt our operations, which could materially impact our business, revenue and operating results.

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

Molgradex and AeroVanc have received Orphan Drug Designation by the FDA and Molgradex has received Orphan Drug Designation also in Europe. While orphan designation provides certain benefits there are also associated risks.

Molgradex has received Orphan Drug Designation in the United States by the FDA and in Europe by the European Medicines Agency for the treatment of PAP, and AeroVanc has been granted Orphan Drug Designation in the United States by the FDA for the treatment of MRSA lung infection in patients with CF. Orphan Drug Designation will not shorten the regulatory review or reduce the clinical data requirements needed to obtain approval. If approval is received to market either Molgradex or AeroVanc for the respective indications, FDA will not approve a similar product, with the same active ingredient, to Molgradex or AeroVanc for seven years and the European Medicines Agency will not approve a similar product to Molgradex for ten years, unless we are unable to produce enough supply to meet demand in the marketplace or another similar product, with the same active ingredient, is deemed clinically superior. Similar product candidates, with the same active ingredient and route of delivery, may be granted Orphan Drug Designation during the development of the respective products, but the Orphan Drug exclusivity is granted only to the first of such products approved, which means there is risk that a competitor product candidate may receive approval and Orphan Drug exclusivity before us, thus preventing us from marketing one or more of our product candidates until the exclusivity of the competing product expires. Also, the Orphan Drug status will not prevent a competitor with a different active ingredient from competing with our product candidates. If we are prevented from marketing one or more product candidates due to a competitor’s Orphan Drug exclusivity, this would have a material adverse effect on our business.

Delays in commencement and completion of clinical studies are common and have many causes. Delays in clinical studies of our product candidates would likely increase overall development costs and jeopardize our ability to obtain regulatory approval and successfully commercialize any approved products.

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
•

delays caused by patients dropping out of a clinical study due to side effects, concurrent disorders, difficulties in adhering to the study protocol, unknown issues related to different patient profiles than in previous studies, such as the reduced age limit required for inclusion into the AeroVanc Phase 3 study, or otherwise;

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

Molgradex is currently undergoing a Phase 3 clinical study in the United States, Europe, and Japan. The product (formulation, process, packaging, and device) used in this Phase 3 study will be submitted in marketing applications to regulatory authorities unchanged. However, the product submitted may result in regulatory delays and/or non-acceptance for a variety of reasons including but not limited to: justification for inclusion of one or more excipients; safety qualification of one or more excipients; acceptability of commercial manufacturing site; ease of presenting the dose to the nebulizer; and, reproducibility of delivered dose from nebulizer. Concurrently, we are exploring formulation, process, packaging, and device improvements that could simplify the composition of the drug product by eliminating one or more potentially unnecessary or harmful excipients, improve the ease of use of the product, and/or reduce the overall product variability. While we expect these changes to improve the product quality and possibly reduce other documentation requirements, the regulatory agencies may require additional clinical or nonclinical studies prior to approval of such changes, including conducting an additional Phase 3 clinical study that would significantly extend the timeline for clinical development of Molgradex in PAP.

The manufacturing process and site for the drug product will change post-Phase 3. Changes in the manufacturing process and site have a potential to result in untoward changes in drug product characteristics. If the commercial drug product differs significantly from the product studied in Phase 3, then regulatory agencies may require additional clinical or nonclinical studies prior to approval of such changes, including conducting an additional Phase 3 clinical study that would significantly extend the timeline for clinical development of Molgradex in PAP.

We recently received guidance from the FDA on the requirements to initiate clinical studies in the United States and on the clinical study requirements to achieve BLA approval for Molgradex. Based on the guidance, we amended our ongoing Phase 3 clinical study to include more patients, and amended our endpoint hierarchy and statistical analyses to be used for U.S. approval purposes. Even if the clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results to provide persuasive evidence of efficacy across multiple clinical endpoints. Instead, they may require additional clinical studies and/or other costly studies, including an additional Phase 3 study, which would require us to expend substantial additional resources and would significantly extend the timeline for clinical development prior to market approval, or result in failure to complete the clinical development of Molgradex.

We have commenced the Phase 3 trial of AeroVanc, the success of which will be needed for FDA approval to market AeroVanc in the United States to treat persistent MRSA lung infection in individuals living with CF. While significant communication with the FDA on the Phase 3 study design has occurred, even if the Phase 3 clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results as robust and convincing. They may require additional clinical studies and/or other costly studies, which could require us to expend substantial additional resources and could significantly extend the timeline for clinical development prior to market approval. Additionally, we are conducting a two-year nonclinical carcinogenicity study on the AeroVanc powder, required by the FDA. The results of this study will not be known until a short time prior to potential submission of an NDA for AeroVanc. If the carcinogenicity study cannot be completed for technical or other reasons, or provides results that the FDA determines to be concerning, this may cause a delay or failure in obtaining approval for AeroVanc.

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug, including Molgradex, and AeroVanc. Regardless of any guidance the FDA or foreign regulatory agencies may provide a drug’s sponsor during its development, the FDA or foreign regulatory agencies retain complete discretion in deciding whether to accept an NDA or BLA or the equivalent foreign regulatory approval submission for filing or, if accepted, approve an NDA or BLA. There are many components to an NDA or BLA or marketing authorization application submission in addition to clinical study data. For example, the FDA or foreign regulatory agencies will review the sponsor’s internal systems and processes, as well as those of its CROs, CMOs and other vendors, related to development of its product candidates, including those pertaining to its clinical studies and manufacturing processes. Before accepting an NDA for review or before approving the NDA or BLA, the FDA or foreign regulatory agencies may request that we provide additional information that may require significant resources and time to generate and there is no guarantee that its product candidates will be approved for any indication for which we may apply. The FDA or foreign regulatory agencies may choose not to approve an NDA or BLA for any of a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development of its product candidates. Even if one or more Phase 3 clinical studies are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA or foreign regulatory agencies may not consider efficacy and safety data from the submitted studies adequate scientific support for a conclusion of effectiveness and/or safety and may require one or more additional Phase 3 or other studies prior to granting marketing approval. If this were to occur, the overall development cost for the product candidate would be substantially greater and competitors may bring products to market before us, which could impair our ability to generate revenues from the product candidates, or even seek approval, if blocked by a competitor’s Orphan Drug exclusivity, which would have a material adverse effect on our business, financial condition and results of operations.

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, U.S. federal government shut-down or budget sequestration, such as one that occurred during January 2018, may result in significant reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

Even if the FDA or foreign regulatory agencies grant approvals for our product candidates, the conditions or scope of the approval(s) may limit successful commercialization of the product candidates and impair our ability to generate substantial sales revenue. For example, the FDA may approve label claims for AeroVanc with age restrictions and/or treatment duration limitations, or Molgradex with restrictions for use only by patients unresponsive to the current standard of care. They may limit the label of Molgradex or AeroVanc to a subset of patients based on a review of which patient groups had the greatest efficacious response in clinical studies. Such label restriction may be undesirable and may limit successful commercialization. The FDA or foreign regulatory agencies may also only grant marketing approval contingent on the performance of costly post-approval nonclinical or clinical studies, or subject to warnings or contraindications that limit commercialization. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with current good manufacturing processes, or cGMP, good clinical practices, international conference on harmonization regulations and good laboratory practices, which are regulations and guidelines that are enforced by the FDA or foreign regulatory agencies for all of its clinical development and for any clinical studies that we conduct post-approval. The FDA or foreign regulatory agencies may decide to withdraw approval, add warnings or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution of our products. These actions could result from, among other things, safety concerns, including unexpected side effects or drug interaction problems, or concerns over misuse of a product. If any of these actions were to occur following approval, we may have to discontinue commercialization of the product, limit our sales and marketing efforts, implement risk minimization procedures, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

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

If any of our product candidates for which we receive regulatory approval fails to achieve significant market acceptance among the medical community, patients or third-party payers, the revenue we generate from its sales will be limited and our business may never achieve profitability.

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

If we determine that a product candidate may not achieve adequate market acceptance or that the potential market size does not justify additional expenditures on the program, we may reduce our expenditures on the development and/or the process of seeking regulatory approval of the product candidate while we evaluate whether and on what timeline to move the program forward.

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

Risks Related to Our Intellectual Property

Our success will depend on obtaining and maintaining effective patent and other intellectual property protection for our product candidates and proprietary technology.

AeroVanc has received a U.S. Patent Notice of Allowance for its formulation in the United States, AeroVanc’s primary market. AeroVanc has either been issued patents or is prosecuting patent applications in numerous countries outside the United States. We have no patent protection for Molgradex for the treatment of PAP, and primarily rely on the Orphan Drug exclusivity as our primary barrier to competition. Both Molgradex and AeroVanc utilize proprietary delivery devices with exclusive supply agreements. Molgradex is eligible for protection via a proprietary cell bank used in the production of the drug substance.

Our success will depend on our ability to:

•	obtain and maintain patent and other exclusivity rights with respect to our products and their uses;
•	prevent third parties from infringing upon our proprietary rights;

•	maintain proprietary know-how and trade secrets;
•	operate without infringing upon the patents and proprietary rights of others; and
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

We have filed for patent protection in the U.S. and other countries to cover various methods of therapeutic use of our product candidates, including the use of Molgradex for treating NTM lung infection. The potential use and potential therapeutic benefits of systemically administered GM-CSF for systemic NTM disease have been described in case reports in the literature, and therefore the use of an inhaled form of GM-CSF may be considered to lack novelty and an inventive step, and thereby to be unpatentable.

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

Enforcement of intellectual property rights in certain countries outside the United States has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

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

Molgradex and AeroVanc have received Orphan Drug Designation from the FDA and Molgradex has received Orphan Drug Designation from the European Medicines Agency. Orphan Drug Designation will provide market exclusivity in the U.S. for 7 years and 10 years in Europe, but only if (1) Molgradex and AeroVanc receive market approval before a competitor using the same active compound for the same indication, (2) we are able produce sufficient supply to meet demand in the marketplace, and (3) another product with the same active ingredient is not deemed clinically superior. AeroVanc has also received Qualified Infectious Disease Product (QIDP) status extending market exclusivity by an additional five years in addition to any other exclusivity obtained in the United States.

The industries in which we operate (biopharmaceutical, specialty pharmaceutical, biotechnology and pharmaceutical) are highly competitive and subject to rapid and significant change. Developments by others may render potential application of any of our product candidates in a particular indication obsolete or noncompetitive, even prior to completion of its development and approval for that indication. If successfully developed and approved, we expect our product candidates will face competition. We may not be able to compete successfully against organizations with competitive products, particularly large pharmaceutical companies. Many of our potential competitors have significantly greater financial, technical and human resources than us, and may be better equipped to develop, manufacture, market and distribute products. Many of these companies operate large, well-funded research, development and commercialization programs, have extensive experience in nonclinical and clinical studies, obtaining FDA and other regulatory approvals and manufacturing and marketing products, and have multiple products that have been approved or are in late-stage development. These advantages may enable them to receive approval from the FDA or any foreign regulatory agency before us and prevent us from competing due to their orphan drug protections. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, heightened awareness on the part of academic institutions, government agencies and other public and private research organizations of the potential commercial value of their inventions have led them to actively seek to commercialize the technologies they develop, which increases competition for investment in our programs. Competitive products may be more effective, easier to dose, or more effectively marketed and sold, than ours, which would have a material adverse effect on our ability to generate revenue.

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

Our ability to successfully commercialize our products will depend on the extent to which governmental authorities, private health insurers and other organizations establish what we believe are appropriate coverage and reimbursement for our products. The containment of healthcare costs has become a priority of federal and state governments worldwide and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs and President Trump has stated that reducing drug pricing is a priority for his administration. We expect that federal, state and local governments in the United States, as well as in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidates or what actions federal, state, or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures reforms may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates, especially in light of our plans to price our product candidates at a high level.

Furthermore, we expect that healthcare reform measures that may be adopted in the future are unpredictable, and the potential impact on our operations and financial position is uncertain, but may result in more rigorous coverage criteria, lower reimbursement, and additional downward pressure on the price we may receive for approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products, if approved.

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

We expect that we will expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates, but we may be unable to obtain product liability insurance on commercially acceptable terms or may not be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. Large judgments have been awarded in class action lawsuits based on drug products that had unanticipated side effects. A successful product liability claim or series of claims brought against us, if judgments exceed our insurance coverage, could consume a significant portion of our cash and adversely affect our business.

Risks Related to our Common Stock

Our stock price is expected to continue to be volatile.

The market price of our common stock has been and is expected to continue to be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure to meet or exceed any financial and development projections that we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third party license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinions regarding our business and stock;
•	failure to obtain sufficient capital to fund our business objectives;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the CF market generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of the combined organization;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

We will incur significant legal, accounting and other expenses that we did not incur as a private company prior to the Merger, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, our management team consists of certain officers prior to the Merger whom have not previously managed and operated a public company. These officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence in us and cause our business or stock price to suffer.

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

If a corporation undergoes an “ownership change” within the meaning of Sections 381, 382, and 383 of the Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger likely resulted in an ownership change for us and, accordingly, our net operating loss carryforwards and certain other tax attributes with respect to the pre-closing period will be subject to limitations on use. The Merger likely has resulted in an ownership change for us, in which case, our net operating loss carryforwards and certain other tax attributes would also be subject to limitations. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of its net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Item 1B. Unresolved Staff Comments.

We do not have any unresolved comments issued by the SEC staff.

Item 2. Properties.

Effective January 1, 2018, we relocated our corporate headquarters within Austin, Texas, where we sublease approximately 6,151 square feet of office space pursuant to a sublease that expires in 2021.

We believe that our existing facilities are adequate for our near-term needs. When our existing lease expires, we may look for alternate space for our operations. We believe that suitable alternative space would be available if required in the future on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 27, 2017, Savara and Mast completed the Merger. Immediately prior to the Merger, Mast completed a 1-for-70 reverse stock split and changed its name to Savara Inc. Prior to the Merger, Mast’s shares of common stock were listed on the NYSE MKT, LLC and traded through the close of business on April 27, 2017 under the ticker symbol “MSTX.” Beginning on April 28, 2017, our shares commenced trading on The Nasdaq Capital Market under the ticker symbol “SVRA,” and effective October 19, 2017, our common stock was approved for uplisting to The Nasdaq Global Select Market. The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE MKT, LLC, The Nasdaq Capital Market, or The Nasdaq Global Select Market, as applicable, adjusted for the reverse stock split.

	High	Low
2017
First Quarter 2017	$16.23	$6.02
Second Quarter 2017 (1)	10.43	4.60
Third Quarter 2017	10.00	5.07
Fourth Quarter 2017	17.19	7.85

2016
First Quarter 2016	$34.85	$14.78
Second Quarter 2016	33.60	18.90
Third Quarter 2016	49.62	6.37
Fourth Quarter 2016	10.89	4.76
(1)

Following the Merger between Savara and Mast on April 7, 2017, our shares commenced trading on The Nasdaq Capital Market under the ticker symbol “SVRA” and was subsequently uplisted to The Nasdaq Global Select Market.

As of March 12, 2018, we had approximately 249 record holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We expect to retain all available funds and any future earnings to support operations and fund the development and growth of our business.

Performance Graph

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash from December 31, 2012 through December 31, 2017 in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index.  The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

Merger

(1)	Mast prior to April 27, 2017

Item 6. Selected Financial Data.

We have derived the consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this filing. We have derived the consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements not included in this filing. The financial information prior to the year ended December 31, 2017, is reflective of Aravas’ historical results. See Note 1, “Description of Business and Basis of Presentation,” of the Notes to Consolidated Financial Statements in this report for additional information. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements beginning on the dates of acquisition, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of our future results.

	Years ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Grant and award revenue	$—	$400	$54	$1,548	$3,740
Operating expenses:
Research and development	18,512	8,182	4,321	5,429	4,321
General and administrative	11,081	2,820	1,650	1,560	1,099
Depreciation	363	346	6	8	20
Total operating expenses	29,956	11,348	5,977	6,997	5,440
Loss from operations	(29,956)	(10,948)	(5,923)	(5,449)	(1,700)
Other income (expense):
Interest expense	(1,161)	(452)	(2,585)	(831)	7
Foreign currency exchange gain (loss)	(218)	76	—	—	—
Loss on extinguishment of debt	(1,816)	—	(226)	—	—
Change in fair value of financial instruments	(280)	44	(265)	(2)	193
Total other income (expense)	(3,475)	(332)	(3,076)	(833)	200
Loss before income taxes	(33,431)	(11,280)	(8,999)	(6,282)	(1,500)
Income tax benefit	3,634	357	—	—	(21)
Net loss	$(29,797)	$(10,923)	$(8,999)	$(6,282)	$(1,521)
Accretion of redeemable convertible preferred stock	(578)	(94)	(183)	(121)	(119)
Deemed dividend on beneficial conversion feature	(404)	—	—	—	—
Net loss attributable to common stockholders	$(30,779)	$(11,017)	$(9,182)	$(6,403)	$(1,640)
Net loss per share:
Basic and diluted	$(1.76)	$(5.62)	$(9.48)	$(7.27)	$(2.01)
Weighted average common shares outstanding
Basic and diluted	17,521,119	1,960,490	968,810	880,787	815,773

(1)

Business combinations we have made are included in our consolidated financial statements beginning on the dates of acquisition. Acquisitions and business combinations we have made for the periods included above consist of: the Merger with Mast Therapeutics, Inc. in April 2017; and our acquisition of Serendex A/S in July 2016.

	Years ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	94,313	13,373	16,683	12,688	6,203
Working capital	91,849	11,158	15,680	12,956	8,252
Total assets	159,628	28,934	17,854	13,937	8,931
Total stockholders' equity (deficit)	119,309	(35,875)	(27,328)	(18,299)	(12,037)

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

Overview

Savara is an orphan lung disease company. Our current pipeline comprises Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor, or GM-CSF, in Phase 3 development for pulmonary alveolar proteinosis, or PAP, and in preparation for Phase 2a development for nontuberculous mycobacterial, or NTM, lung infection and AeroVanc, a Phase 3 stage inhaled vancomycin for treatment of persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in individuals living with cystic fibrosis (“CF”). Our strategy involves expanding our pipeline of potentially best-in-class products through indication expansion, strategic development partnerships and product acquisitions, with the goal of becoming a leading company in our field. Our management team has significant experience in orphan drug development and pulmonary medicine, in identifying unmet needs, developing and acquiring new product candidates, and effectively advancing them to approvals and commercialization.

Savara and our wholly owned subsidiaries, including Aravas Inc. and Savara ApS, operate in one segment with our principal offices in Austin, Texas. Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no material product revenue from inception to date. From inception to December 31, 2017, we have raised net cash proceeds of approximately $153.6 million, primarily from public offerings of our common stock and private placements of convertible preferred stock, note financings and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $29.8 million, $10.9 million, and $9.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $68.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We have chosen to operate by outsourcing our manufacturing and most of our clinical operations. We expect to incur significant additional expenses and increasing our operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our product candidates and add personnel necessary to operate as a public company with an advanced clinical candidate pipeline of products. In addition, operating as a publicly traded company has involved the hiring of additional financial and other personnel, upgrading our financial information systems and incurring costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

As of December 31, 2017, we had cash of $22.1 million and short-term investments of $72.2 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Merger with Mast Therapeutics, Inc.

On April 27, 2017, we completed our business combination with Mast Therapeutics, Inc. (“Mast”), a publicly held company, in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the "Merger Agreement”), dated January 6, 2017 (the "Merger"). In connection with and immediately prior to the effective time of the Merger, Mast implemented a reverse stock split at a ratio of one new share for every 70 shares of its common stock outstanding. Under the terms of the Merger Agreement, each outstanding share of Savara common stock was then converted into Mast common stock at the Exchange Ratio. As a result of the Merger, the Mast equity holders owned approximately 23% of the combined company, and Savara’s pre-existing equity holders owned approximately 77%. In connection with the Merger, Mast changed its name to Savara Inc.

Acquisition of Serendex Pharmaceuticals

On July 15, 2016, we closed on a Business Transaction Agreement (“BTA”) under which we acquired certain assets, liabilities, employees, and subsidiaries of Serendex Pharmaceuticals A/S (“Seller”), a limited liability company incorporated under the laws of Denmark which delisted from the Oslo Axxes (“Oslo Stock Exchange”) on or about May 4, 2016. The Seller’s wholly owned subsidiaries include Pharmaorigin ApS and Drugrecure ApS (the “Subsidiaries”) which are limited liability companies incorporated under the laws of Denmark. The Seller was a biopharmaceutical development company which, directly and through its Subsidiaries, advanced a pipeline and portfolio of novel inhalation therapies and related technologies for the treatment of severe pulmonary conditions. Its primary focus was on the medicinal product Molgradex (an inhalation formulation of recombinant human GM-CSF for the treatment of pulmonary alveolar proteinosis). The purchase price consists of 1,965,400 shares of our common stock, taking into consideration the Exchange Ratio of the Merger (refer to Note 1 of the Consolidated Financial Statement in this report), and $21.5 million of contingent cash consideration based upon the achievement of certain milestones.

2017 Comprehensive Tax Reform

The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate.

Further, the newly enacted comprehensive tax legislation, among other things, reduces the orphan drug credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this reduction in tax credits may result in an increased federal income tax burden on our orphan drug programs as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and, despite being partially off-set by a reduction in the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, may increase our total federal tax liability attributable to such programs.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding its historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued Research and Development Expenses

We record accrued expenses for estimated costs of our research and development activities conducted by external service providers, which include the conduct of clinical trial and contract formulation and manufacturing activities. We record the estimated costs of development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued liabilities in the consolidated balance sheet and within development expense in the consolidated statement of operations and comprehensive loss. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these external service providers.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates.

Business Combinations

We account for business combinations, such as our acquisitions of Serendex in July 2016 and Mast in April 2017, in accordance with Accounting Standards Codification, or ASC, Topic 805, Business Combinations, which requires the purchase price to be measured at fair value. When the purchase consideration consists entirely of shares of our common stock, we calculate the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition and, if the transaction involves contingent consideration based on achievement of milestones or earn-out events, the probability-weighted fair value, as of the acquisition date, of shares issuable upon the occurrence of future events or conditions pursuant to the terms of the agreement governing the business combination.  If the transaction involves such contingent consideration, our calculation of the purchase price involves probability inputs that are highly judgmental due to the inherent unpredictability of drug development, particularly by development-stage companies such as ours. We recognize estimated fair values of the tangible assets and intangible assets acquired, including IPR&D, and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the fair value of the tangible and intangible assets acquired and liabilities assumed in excess of the purchase price.

Goodwill and Acquired IPR&D

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

Similarly, if we perform a quantitative assessment of IPR&D, we compare its carrying value to its estimated fair value to determine whether an impairment exists. In previous years, due to a lack of Level 1 or Level 2 inputs, the Multi-Period Excess Earnings Method, or MPEEM, which is a form of the income approach, was used to estimate the fair value of acquired IPR&D when performing a quantitative assessment. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. In evaluating potential impairment of our acquired Molgradex IPR&D as of June 30, 2017, we utilized a qualitative approach and determined it was more likely than not that the fair value was not impaired. In evaluating potential impairment of our acquired Molgradex goodwill as of June 30, 2017, we chose to bypass the qualitative assessment and proceed directly to performing the quantitative analysis based upon market capitalization and no impairment to goodwill was noted. While we continue to evaluate opportunities to monetize our acquired assets, we can provide no assurances that we will be able to do so. However, we believe that our approach is a more appropriate method for assessing fair value in the context of our current situation.

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

We anticipate that we will perform a qualitative and quantitative impairment analysis of the In-process R&D and Goodwill attributed to the Aironite product, acquired in the Merger.  Refer to Note 20 of the Consolidated Financial Statements under Item 15 of this Report.

Share-based Compensation Expenses

We recognize the cost of stock-based awards granted to employees based on the estimated grant-date fair value of the awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. We recognize the compensation costs for awards that vest over several years on a straight-line basis over the vesting period. Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. We recognize the cost of stock-based awards granted to nonemployees at their then-current fair values as services are performed, and such awards are remeasured through the counterparty performance date.

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

Financial Operations Overview

Revenue

To date, the we have recognized revenue solely from federal grants under the Small Business Innovation Research Program of the Department of Health and Human Services, National Institutes of Health and an award from the Cystic Fibrosis Foundation Therapeutics, Inc., a non-profit organization as further described in Note 13 of the Consolidated Financial Statements in this report. We have not generated any product revenue to date. We record revenue related to the Federal Grants as qualifying costs are incurred, and when there is reasonable assurance that the conditions of the grant have been met and the grant will be received. We record revenue related to the CFF Award upon completion and achievement of defined milestones, and when there is reasonable assurance that the conditions of the award have been met and collectability is reasonably assured.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development, such as the development of our product candidates. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

•	expenses incurred under agreements with consultants and clinical trial sites that conduct research and development activities on our behalf;
•	laboratory and vendor expenses related to the execution of our clinical trials;
•	contract manufacturing expenses, primarily for the production of clinical supplies; and
•

internal costs that are associated with activities performed by our research and development organization and generally benefit multiple programs. Where appropriate, these costs are allocated by product candidate. Unallocated internal research and development costs consist primarily of:

•	personnel costs, which include salaries, benefits and stock-based compensation expense;
•	allocated facilities and other expenses, which include expenses for rent and maintenance of facilities and depreciation expense; and
•	regulatory expenses and technology license fees related to development activities.

The largest component of our operating expenses has historically been our investment in research and development activities. The following table shows our research and development expenses by product candidate for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(In thousands)
Product candidates:
Molgradex	10,352	2,509
AeroVanc	7,181	5,673
Aironite	979	—
Total research and development expenses	$18,512	$8,182

We expect research and development expenses will increase in the future as we advance our product candidates into and through clinical trials and pursue regulatory approvals, which will require a significant increased investment in regulatory support and contract manufacturing and inventory build-up related costs. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to license fee and/or milestone payments.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in timely developing and achieving regulatory approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, competition, intellectual property rights, manufacturing capability and commercial viability. As a result, we are unable to accurately determine the duration and completion costs of our development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

General and administrative, or G&A, expenses primarily consist of salaries, benefits, and related costs for personnel in executive, finance and accounting, legal and marketing functions, and professional and consulting fees for accounting, legal, investor relations, business development, commercial strategy and research, human resources and information technology services. Other G&A expenses include facility lease and insurance costs.

Other (Expense)/Income, Net

Other (expense)/income includes interest expense consisting of interest payments made and interest expense related to debt issuance costs and debt discount under our debt facility with Silicon Valley Bank, interest expense associated with payments under capital leases of equipment, and interest accrued on the 2016 Notes and 2017 Notes up to the Merger date.  Interest expense is typically reported net of interest income which includes interest earned on our cash, cash equivalent and short-term investment balances. Other (expense)/income also includes net unrealized and realized gains and losses from foreign currency transactions, foreign exchange derivatives not designated as hedging, and securities subject to fair value accounting as well as any other non-operating gains and losses.

Results of Operations — Comparison of Years Ended December 31, 2017 and 2016

	Year Ended December 31,		Dollar
	2017	2016	Change
		(in thousands)
Grant revenue	$—	$400	$(400)
Operating expenses:
Research and development	18,512	8,182	10,330
General and administrative	11,081	2,820	8,261
Depreciation	363	346	17
Total operating expenses	29,956	11,348	18,608
Loss from operations	(29,956)	(10,948)	(19,008)
Other income (expense)	$(3,475)	$(332)	$(3,143)
Net loss before income taxes	(33,431)	(11,280)	(22,151)
Income tax benefit	$3,634	$357	$3,277
Net loss	$(29,797)	$(10,923)	$(18,874)

Research and development

Research and development expenses increased by $10.3 million, or 126%, to $18.5 million for the year ended December 31, 2017 from $8.2 million for the year ended December 31, 2016. The increase was primarily due to $7.8 million in increased development costs associated with the development of Molgradex, which was not part of the Savara development plan until mid-July 2016, and an increase of $1.5 million in AeroVanc CMC and study costs as we initiated our Phase III clinical trial.  Additionally, in April 2017, we began incurring costs for our Aironite program which totaled $1.0 million for the year ended December 31, 2017 versus $0 for the year ended December 31, 2016.

General and administrative

General and administrative expenses increased by $8.3 million, or 292%, to $11.1 million for year ended December 31, 2017 from $2.8 million for the year ended December 31, 2016. The increase was partially due to $2.2 million of expense in connection with the changes in fair value of the contingent consideration associated with the Serendex acquisition and approximately $2.8 million of expense in connection with the Merger and financing activities and related costs including legal and accounting expenditures. In addition, Savara personnel costs increased $1.5 million due to increased administrative personnel costs which includes the addition of several finance and accounting personnel. In 2017, Savara incurred increased costs associated with being a public company.  These costs included certain legal, accounting and filing costs, as well as public company insurance costs, all of which totaled approximately $1.0 million.  Additionally, administrative costs of Savara ApS (Denmark) totaled $0.8 million during the year ended December 31, 2017 and such entity was not part of Savara until July 15, 2016, and had costs of only $0.3 million for the five and a half months under our ownership through December 31, 2016.

Other expense

Other expense increased by $3.1 million, or 947%, to $3.5 million for the year ended December 31, 2017 from $0.3 million for the year ended December 31, 2016. The increase was primarily due to $1.8 million of expense associated with the extinguishment of the 2016 Notes and 2017 Notes, $0.7 million increase in interest expense, and $0.3 million increase in foreign exchange loss and in the change in fair value of financial instruments.

Income tax benefit

Income tax benefit in 2017 includes a $2.8 million decrease in our deferred tax liability related to the reduction in corporate federal tax rates under the Tax Cuts and Jobs Act enacted in December 2017. Additionally, the income tax benefit in 2017 represents a $0.8 million tax benefit provided by the Danish government in the form of a refundable research credit associated with research and development expenditures of Savara’s subsidiary, Savara ApS, incurred for the entire fiscal year ended December 31, 2017. The refundable research credit for the year ended December 31, 2016 represented only five and a half months of costs incurred by Savara ApS, as the subsidiary was not acquired until July 2016.

Results of Operations — Comparison of Years Ended December 31, 2016 and 2015

	Year Ended December 31,		Dollar
	2016	2015	Change
		(in thousands)
Grant revenue	$400	$54	$346
Operating expenses:
Research and development	$8,182	$4,321	$3,861
General and administrative	2,820	1,650	1,170
Depreciation	346	6	340
Total operating expenses	11,348	5,977	5,371
Loss from operations	(10,948)	(5,923)	(5,025)
Other income (expense)	$(332)	$(3,076)	$2,744
Net loss before income taxes	(11,280)	(8,999)	(2,281)
Income tax benefit	$357	$—	$357
Net loss	$(10,923)	$(8,999)	$(1,924)

Research and development

Research and development expenses increased by $3.9 million, or 89%, to $8.2 million for the year ended December 31, 2016 from $4.3 million for the year ended December 31, 2015. The increase was primarily due to $2.5 million in increased development costs associated with the acquisition of Serendex and the costs associated with our development of Molgradex. Additionally, research and development expenses increased by approximately $1.3 million related to AeroVanc which was preparing to initiate a Phase 3 study that began in 2017. The majority of the AeroVanc increase related to CMC Activity Associated with the Planned Phase 3 study.

General and administrative

General and administrative expenses increased by $1.2 million, or 71%, to $2.8 million for the year ended December 31, 2016 from $1.7 million for the year ended December 31, 2015. The increase was due to an increase of $0.4 million in connection with various business development activities, including the acquisition costs of Serendex, $0.3 million in personnel costs related to employees retained from Serendex, administrative and other related costs, $0.1 million in corporate personnel related costs due to increase in headcount, and $0.3 million in accounting/auditing fees and related services.

Other expense

Other expense decreased by $2.7 million, or 89%, to $0.3 million for the year ended December 31, 2016 from $3.1 million for the year ended December 31, 2015. The decrease was due to no longer recording interest expense and discount accretion of the 2014 Notes Payable as these automatically converted in the fourth quarter of 2015.

Income tax benefit

Income tax benefit in 2016 represents a tax benefit provided by the Danish government in the form of a refundable research credit associated with research and development expenditures of one of Savara’s subsidiaries, Savara ApS. There was no tax benefit in 2015, as the subsidiary was not acquired until July 2016.

Liquidity and Capital Resources

Sources of Liquidity

Since inception through December 31, 2017, our operations have been financed primarily by net cash proceeds of approximately $153.6 million, primarily from public offerings of common stock and private placements of convertible preferred stock, note financings and debt financings. As of December 31, 2017, we had $22.1 million in cash, $72.2 million in short-term investments, and an accumulated deficit of $68.2 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future. Therefore, we will need to raise additional capital to fund our operations, which may be through the issuance of additional equity and potentially through borrowings.

Debt Facility

On April 28, 2017, we entered into a loan and security agreement with Silicon Valley Bank (the “Loan Agreement”). The Loan Agreement provides for a $15 million debt facility, of which the first tranche, or $7.5 million, was immediately available to us upon completion of the Merger. We executed the first tranche in early May 2017. The Loan Agreement provides for the second tranche of $7.5 million to become available upon the achievement of certain corporate milestones, specifically a minimum new capital raise with combined proceeds of at least $40 million through a secondary offering, private investment in public entity (PIPE), ATM, partnerships or grant to be received within twelve months of signing the agreement. On June 15, 2017, following an underwritten public offering of 9,034,210 shares of our common stock and the sale of 23,550 shares of our common stock under the Sales Agreement with H.C. Wainwright & Co., LLC described below under the heading “Common Stock Sales Agreement/ATM,” we executed the second tranche of the Loan Agreement for $7.5 million as the financing conditions under the Loan Agreement had been met. The primary use of the capital was for the repayment of $3.7 million of principal debt and fees of Mast assumed in the Merger. The residual capital is being utilized to fund our ongoing development programs and for general corporate purposes.

Common Stock Sales Agreement/ ATM

On April 27, 2017, we delivered written notice to Cowen and Company, LLC that we were terminating our prior sales agreement, dated August 21, 2015, and on April 28, 2017, we entered into a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which we may offer and sell, from time to time, through Wainwright, shares of our common stock (the “Shares”), having an aggregate offering price of not more than $18.0 million. The Shares will be offered and sold pursuant to our shelf registration statement on Form S-3. Subject to the terms and conditions of the Sales Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon our instructions. We have provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of the Shares, and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. During the year ended December 31, 2017, we sold 198,298 shares of common stock under the sales agreement, for net proceeds, of approximately $1.7 million.

Public Offerings

On June 7, 2017, we completed an underwritten public offering of 9,034,210 shares of our common which included 613,157 shares upon the partial exercise of the underwriters' option to purchase additional shares of our common stock at the public offering price, less the underwriting discounts and commissions. The underwriters’ option to purchase the remaining balance of additional shares expired as of June 30, 2017. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $39.5 million.

On October 27, 2017, we completed an underwritten public offering of 5,250,000 shares of our common stock, in addition to pre-funded warrants to purchase 775,000 shares of our common stock. Under the terms of the offering, the underwriter was granted an option to purchase 787,500 additional shares of our common stock at the public offering price, less the underwriting discounts and commissions. On November 2, 2017, the underwriters exercised their option to purchase the optional shares, and such transaction closed on November 6, 2017, resulting in net proceeds of approximately $5.8 million. The net proceeds from the offering, including the option to purchase additional shares, after deducting the underwriting discounts and commissions and offering expenses, were approximately $50.0 million.

We are using the proceeds from the June 2017 and October 2017 offerings for working capital and general corporate purposes, which include the funding of clinical development of and pursuing regulatory approval for our product candidates and general and administrative expenses.

Convertible Promissory Notes

During the years ended December 31, 2016 and 2017, we borrowed approximately $4.4 million and $3.6 million from several investors under two separate convertible subordinate promissory notes which each converted into equity in connection with the Merger.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash used in operating activities	$(28,234)	$(8,370)	$(4,778)
Cash provided by / (used in) investing activities	(69,115)	(8)	—
Cash provided by financing activities	106,089	5,117	8,773
Effect of exchange rate changes	8	(49)	—
Net increase / (decrease) in cash	$8,748	$(3,310)	$3,995

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2017 was $28.2 million, consisting of a net loss of $29.8 million, which was partially offset by noncash charges, net of deferred tax benefit, of $3.6 million, mainly comprised of depreciation, noncash interest, fair value changes, loss on debt extinguishment, accretion of discount to convertible promissory notes, and stock-based compensation, and by a net decrease in assets and liabilities of $2.0 million. The change in our net operating assets and liabilities was primarily due to an increase in prepaid assets mostly related to research and development costs for Molgradex and AeroVanc.

Cash used in operating activities for the year ended December 31, 2016 was $8.4 million, consisting of a net loss of $10.9 million, which was partially offset by noncash charges of $1.1 million, mainly comprised of depreciation, accretion of discount to convertible promissory notes and stock-based compensation, and by a net increase in liabilities of $1.5 million. The change in our net operating assets and liabilities was primarily due to an increase accrued research and development liabilities mostly related to our product candidates.

Cash used in operating activities for the year ended December 31, 2015 consisted mainly of a net loss of $9.0 million.

Cash flows from investing activities

Cash used in investing activities for the year ended December 31, 2017 was the result of cash used to purchase available-for-sale securities partially offset by the cash acquired related to the Merger. For the years ended December 31, 2016 and 2015, cash used in investing was related to purchases of property and equipment, primarily related to office and computer equipment.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2017 was primarily related to proceeds from the issuance of $89.6 million of common stock net of issuance costs, $14.9 million in net proceeds from our new debt facility with Silicon Valley Bank, $3.6 million related to proceeds from the issuance of a convertible promissory note and $1.7 million from the Sales Agreement, net of issuance costs.

Cash provided by financing activities for the year ended December 31, 2016 consisted of $0.8 million of proceeds from the issuance of convertible preferred stock, net of issuance costs and $4.4 million of proceeds from issuance of convertible promissory notes.

Cash provided by financing activities for the year ended December 31, 2015 consisted of $8.8 million of proceeds from the issuance of convertible preferred stock, net of issuance costs.

Future Funding Requirements

We have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development and manufacturing activities, particularly as we continue the research, development, manufacture and clinical trials of, and seeking of regulatory approval for, our product candidates.  In addition, subject to obtaining regulatory approval of any of our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations.

As of December 31, 2017, we had cash, cash equivalents, and short-term investments of $94.3 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowings, grants and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Other Commitments

As of December 31, 2017, we leased certain research and development equipment as part of a contract manufacturing arrangement. The leased equipment is accounted for as a capital lease, and the present value of the future minimum lease payments are recorded as a liability on the balance sheet as of December 31, 2017.

The following is a summary of our long-term contractual obligations as of December 31, 2017 (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	> 5 years

Long-term debt obligation with SVB (1)	$18,949	1,329	14,817	2,803	—
Capital lease obligations	593	292	301	—	—
Operating lease obligations	2,145	822	1,323	—	—
Total	$21,687	$2,443	$16,441	$2,803	$—
(1)	Includes estimated interest payments

On March 23, 2017, we sublet office space located in San Diego, California with rentable space of approximately 13,707 square feet which previously served as Mast’s corporate headquarters, to a third party.  However, as a result of the Merger and based upon management’s assessment, we no longer had an ongoing need for these facilities. The term of the sub-sublease commenced on July 1, 2017 and expires on May 31, 2020, coterminous with a sublease agreement dated June 19, 2014 with the sublessor. Monthly base rent under the sub-sublease is approximately forty-four thousand dollars, subject to increases of 3.0% annually on the anniversary of the commencement date of the sub-sublease term. However, monthly base rent for calendar month two of the sub-sublease term was abated. Proceeds will be used to offset the respective lease costs.

License and Royalty Agreements

We are also subject to certain contingent payments to the Cystic Fibrosis Foundation Therapeutics (CFFT) in connection with a grant award.  In September 2013, we received a $1.7 million award (“CFF Award”) from CFFT. The CFF Award includes disbursements to us based on the achievement of certain milestones. We are subject to certain royalty payments due to the CFFT under the CFF Award based on commercialization of our product, AeroVanc, and either the achievement of certain sales volumes or a Change in Control Transaction, as defined below.

Commercial Approval Royalty

A royalty is payable to the CFFT equal to three (3) times the amount of the CFF Award upon approval of our product for commercial use. The royalty is payable in equal installments of 33% due 60 days after first commercial sale; 33% due 90 days of the first anniversary of the first commercial sale; and 34% due within 90 days of 2nd anniversary of first commercial sale. This royalty will be reduced upon Change in Control Transaction payments as described below or a sale or license of the AeroVanc program with a third party but not to exceed an amount equal to three times the CFF Award.

As our product, AeroVanc, have not yet been approved for commercial use, we have not recorded a liability for the commercial approval royalty.

Additional Royalties

In addition, if net sales exceed $50.0 million for any calendar year occurring during the first five years after the first commercial sale, we must remit payment to the CFFT equal to one (1) times the CFF Award. Furthermore, if net sales exceed $100.0 million for any calendar year occurring during the first five years after first commercial sale, we must remit an additional payment to the CFFT equal to one (1) times the CFF Award. Given that we have not recognized any sales from our product, we have not recorded a liability for any amounts due as additional royalties.

Change in Control Royalty

Upon a Change in Control Transaction, as defined below, occurring prior to the second anniversary date of the effective date of the CFF Award atSeptember 30, 2015, we must remit a royalty payment to the CFFT equal to 5% of the proceeds from the Change in Control Transaction but not to exceed an amount equal to two times the CFF Award proceeds received. Upon a Change in Control Transaction occurring after the second anniversary date of the effective date of the CFF Award, we must remit a royalty payment to the CFFT equal to 5% of the proceeds from the Change in Control Transaction but not to exceed an amount equal to three times the CFF Award.

A Change in Control Transaction is defined as the consummation (in a single or series of transactions) of a (i) merger, share exchange, or other reorganization; (ii) sale by one of more stockholders of a majority voting power us; or (iii) sale of substantially all of our assets. We have determined that a change of control is not probable and as such, has not recorded a liability for the change in control royalty.

The CFF Award may not be assigned by any party (other than to an affiliate or to a successor to substantially all of such party’s assets or business to which the CFF Award relates) without the consent of the other party.

If we initiate an “Interruption,” as defined under the CFF Award, for more than one year at any time before the first commercial sale of the product under the AeroVanc Program, we may cease to conduct, or have ceased to use commercially reasonable efforts to advance the research and development or commercialization of the AeroVanc Program, we shall transfer an exclusive, worldwide license to the CFFT of our research and development of the product under the AeroVanc Program limited to the right to manufacture, have manufactured, license, sell, use, support, offer to sell, any related invention from our AeroVanc Program.

Amendment

On November 28, 2017, we entered into an amendment agreement, effective September 30, 2017, to the CFF Award (“Amended CFF Award”), pursuant to which the amount of the development award available us was increased by $5.0 million to an aggregate of $6.7 million.  Pursuant to the terms of the Amended CFF Award, if we elect to draw down founds on the increased award, we are obligated to make royalty payments to CFFT upon the commercialization of AeroVanc.

A payment equal to four times the amount we receive under the Amended CFF Agreement is due in three installments: 33% due 60 days after first commercial sale of AeroVanc; 33% due within 90 days after the first anniversary of the first commercial sale of AeroVanc; and 34% due within 90 days after the second anniversary of first commercial sale of AeroVanc. Additionally, if net sales of AeroVanc exceed $50.0 million for any calendar year occurring during the first five years after the first commercial sale of AeroVanc, we must remit payment to CFFT equal to the amount received us under the Amended CFF Award. Furthermore, if net sales exceed $100.0 million for any calendar year occurring during the first seven years after first commercial sale of AeroVanc, we must remit an additional payment to CFFT equal to the amount received by us under the Amended CFF Award. We are also obligated to make royalty payments to CFFT if we enter into a change of control transaction or a sale or license of the AeroVanc program with a third party equal to 7.5% of the amount received from the third party in connection with such transaction, up to a total of four times the amount received by us under the Amended CFF Award. Any such payments are to be credited against the royalty payments due upon commercialization of AeroVanc, and we must continue paying or cause the third party to assume any remaining royalties payable to CFFT pursuant to the Amended CFF Award.

As of December 31, 2017 and 2016, we had drawn down $1.7 million, in total, under the CFF Award dated September 2013 but made no draws against the Amended CFF award.

Manufacturing Commitments and Contingencies

We are subject to various manufacturing royalties and payments related to our product candidate, Molgradex. Under an agreement, as amended, with the Active Pharmaceutical Ingredients (“API”) manufacturer, no signing fee or milestones are included in the royalty payments, and there is no minimum royalty. Upon the successful development, registration and attainment of approval by the proper health authorities, such as the FDA, in any territory except Latin America, Central America and Mexico, we must pay a royalty of three percent (3%) on annual net sales to the manufacturer of its API. Additionally, we must make certain payments to the API manufacturer upon the achievement of the milestones.

We are also subject to certain contingent milestone payments payable to the manufacturer of our nebulizer used to administer Molgradex. In addition to these milestones, we will owe a royalty to the manufacturer of its nebulizer based on net sales. The royalty rate ranges from three and a half percent (3.5%) to five percent (5%) depending on the device technology used by us to administer the product.

For a summary of the contingent milestone payments, refer to Note 2 “Summary of Significant Accounting Policies - Manufacturing Commitments and Contingencies” of the Consolidated Financial Statements in this report.

Other Contracts

We enter into contracts in the normal course of business with various third parties for research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material except for certain obligations under our agreement for our capitalized lease asset.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Management Outlook

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies - Recent Accounting Pronouncements,” of the Notes to the Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have market risk exposure related to our cash, cash equivalents and short-term investment securities. Such interest-earning instruments carry a degree of interest rate risk; however, we have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our audited consolidated financial statements.  Additionally, our investment securities are fixed income instruments denominated and payable in U.S. dollars and have short-term maturities, typically less than twelve months, and typically carry credit ratings of “A” at a minimum by two of three Nationally Recognized Statistical Rating Organizations, specifically Moody’s, Standard & Poor’s or Fitch. As such, we do not believe that our cash, cash equivalents and short-term investment securities have significant risk of default or illiquidity.

We have ongoing operations in Denmark as a result of our acquisition of Serendex and pay those vendors in local currency (Danish Krone) or Euros. We seek to limit the impact of foreign currency fluctuations through the use of derivative instruments, short-term foreign currency forward exchange contracts not designated as hedging instruments. We did not recognize any significant exchange rate losses during the years ended December 31, 2017 and 2016. A 10% change in the krone-to-dollar or euro-to-dollar exchange rate on December 31, 2017 would not have had a material effect on our results of operations or financial condition.

We also have interest rate exposure as a result of our loan and security agreement with Silicon Valley Bank. As of December 31, 2017, the outstanding gross principal amount of the secured term loan was $15.0 million. The loan agreement bears interest at the prime rate reported in The Wall Street Journal, plus a spread of 4.25%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan.

If a 10% change in interest rates from the interest rates on December 31, 2017 were to have occurred, this change would not have had a material effect on the value of our investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2017 these disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  As described in Note 1 to our consolidated financial statements, on April 27, 2017, we completed our business combination with Mast Therapeutics, Inc., a publicly held company (“Mast”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization dated January 6, 2017 (the “Merger”) and the Merger was accounted for as a reverse acquisition.  As contemplated by SEC Compliance and Disclosure Interpretation 215.02, we have excluded the report by our management of its assessment of internal control over financial reporting required by Item 308(a) of Regulation S-K in this Annual Report on Form 10-K, and in lieu of such report, we are providing the following disclosure as to why management’s assessment has not been included.  Since management’s report is being excluded, the report of our independent registered public accounting firm under Item 308(b) of Regulation S-K is also being excluded.

As a result of the Merger, we believe that it would not be meaningful to include management’s report on internal control over financial reporting in this report for the following reasons.

First, the internal controls of Mast prior to the Merger no longer exist. None of the finance and accounting staff and other members of management of Mast prior to the Merger remained as employees of the company after the Merger, and the system of internal controls in place following the Merger is that of Private Savara.  Further, all of the material IT systems currently used by us are those of Private Savara.

Second, the assets, liabilities, and operations of Mast prior to the Merger are insignificant compared to the consolidated company after the Merger.  We estimate that approximately 97%, 100% and 96% of the assets, revenues and expenses, respectively, relate to the Private Savara business for the year ended December 31, 2017.  Thus, the operations of the company after the Merger are almost entirely those of Private Savara.

In our Annual Report on Form 10-K for our fiscal year ending December 31, 2018, we will include a report by our management of its assessment of internal control over financial reporting required by Item 308(a) of Regulation S-K.  In making this assessment, management will use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework Scope of the Controls Evaluation.  In such Annual Report on Form 10-K, we will also include the report of our registered public accounting firm under Item 308(b) of Regulation S-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarterly period ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our 2018 annual meeting of stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, as well as all of our other officers, directors and employees. This code of ethics is a part of our code of business conduct and ethics, and is available on our corporate website at www.savarapharma.com. We intend to disclose future amendments to, or waivers of, certain provisions of our code of ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions on our corporate website within four business days following such amendment or waiver.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents Filed. The following documents are filed as part of this report:

(1) Financial Statements. The following reports of PricewaterhouseCoopers LLP and financial statements:

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets as of December 31, 2017 and 2016.
•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015.
•	Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Year ended December 31, 2017, 2016 and 2015.
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.
•	Notes to Consolidated Financial Statements

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

Item 16. Form 10-K Summary

Not Applicable

Exhibit Index

2.1

Agreement and Plan of Merger and Reorganization, dated January 6, 2017, by and among the Registrant, Aravas Inc. (formerly Savara Inc.) and Victoria Merger Corp. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2017.)

2.2

Business Transfer Agreement, dated May 13, 2016, between Aravas Inc. (formerly Savara Inc.) and Serendex Pharmaceuticals A/S (Incorporated by reference to Exhibit 2.6 to the Registrant’s Registration Statement on Form S-4 filed on February 10, 2017.)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2017.)
3.2	Composite Amended and Restated Bylaws, as amended, of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on March 26, 2014.)
4.1	Form of common stock certificate of the Registrant
4.2

Warrant Agent Agreement, dated June 14, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC, including the Form of Common Stock Purchase Warrant as Exhibit A (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2013.)

4.3

Form of Warrant Agent Agreement, dated as of November 6, 2014, between the Registrant and American Stock Transfer & Trust Company, LLC (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2014.)

4.4	Form of Warrant issued by the Registrant on November 12, 2014 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on November 7, 2014.)
4.5

Warrant Agreement, dated as of August 11, 2015, between the Registrant and Hercules Technology III, L.P. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2015.)

4.6

First Amendment to Warrant Agreement, dated as of September 28, 2015, between the Registrant and Hercules Technology III, L.P. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2015.)

4.7

Second Amendment to Warrant Agreement, dated as of February 25, 2016, between the Registrant and Hercules Technology III, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 29, 2016.)

4.8

Third Amendment to Warrant Agreement, dated as of March 3, 2017, between the registrant and Hercules Technology III, L.P. (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2017.)

4.9

Form of Warrant Agreement entered into on February 16, 2016 between the Registrant and American Stock Transfer & Trust Company, LLC (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2016.)

4.10

Form of Warrant Certificate for warrants to acquire common stock of the Registrant issued by the Registrant on February 16, 2016 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 11, 2016.)

4.11

Form of Stock Purchase Warrant first issued by Aravas Inc. (formerly Savara Inc.) on July 15, 2016 (Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-4 filed on February 10, 2017.)

4.12

Warrant to Purchase Shares of Common Stock of the Registrant issued to Life Science Loans II, LLC on April 28, 2017 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2017.)

4.13

Warrant to Purchase Shares of Common Stock of the Registrant issued to Silicon Valley Bank on April 28, 2017 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2017.)

4.14

Amendment to Warrant to Purchase Shares of Common Stock of the Registrant issued to Life Science Loans II, LLC on June 26, 2017. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017.)

4.15

Amendment to Warrant to Purchase Shares of Common Stock of the Registrant issued to SVB Financial Group on June 26, 2017. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017.)

4.16

Warrant to Purchase Shares of Common Stock of the Registrant issued to Life Science Loans II, LLC on June 26, 2017. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017.)

4.17

Warrant to Purchase Shares of Common Stock of the Registrant issued to Silicon Valley Bank on June 26, 2017. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017.)

4.18		Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2017.)
10.1

Common Stock Sales Agreement, dated April 28, 2017, between Savara Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2017.)

10.2

Loan and Security Agreement, dated April 28, 2017, among Savara Inc., Aravas Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2017.)

10.3

First Amendment, dated October 31, 2017, to Loan and Security Agreement, dated April 28, 2017, among Savara Inc., Aravas Inc. and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.4	#	2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2015.)
10.5	#

Form of Non-Statutory Stock Option Grant Agreement—Director (for grants to non-employee directors) under the 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 16, 2015.)

10.6	#

Form of Incentive Stock Option Grant Agreement – Exempt Employees under the 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 16, 2015.)

10.7	#

Form of Incentive Stock Option Grant Agreement – Non-Exempt Employees under the 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 16, 2015.)

10.8	#	Form of Non-Statutory Stock Option Grant Agreement – General under the 2015 Omnibus Incentive Plan
10.9	#	Form of Incentive Stock Option Grant Agreement – Exempt Employees, in accordance with Danish employment law, under the 2015 Omnibus Incentive Plan.
10.10	#	Form of Grant of Restricted Stock Units under the 2015 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2017.)
10.11	#	Aravas Inc. (formerly Savara Inc.) Stock Option Plan (Incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-4 filed on February 10, 2017.)
10.12	#

Aravas Inc. (formerly Savara Inc.) Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.54 to the Registrant’s Registration Statement on Form S-4 filed on February 10, 2017.)

10.11	#

Executive Employment Agreement, dated March 9, 2017, between Aravas Inc. (formerly Savara Inc.) and Robert Neville (Incorporated by reference to Exhibit 10.56 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on March 13, 2017.)

10.12	#

Executive Employment Agreement, dated March 9, 2017, between Aravas Inc. (formerly Savara Inc.) and Taneli Jouhikainen (Incorporated by reference to Exhibit 10.57 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on March 13, 2017.)

10.13	#

Executive Employment Agreement, dated March 9, 2017, between Aravas Inc. (formerly Savara Inc.) and David Lowrance (Incorporated by reference to Exhibit 10.58 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on March 13, 2017.)

10.14	#	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 23, 2006.)
10.15	+

Supply Agreement, dated September 26, 2016, between Aravas Inc. (formerly Savara Inc.) and Xellia Pharmaceuticals ApS (Incorporated by reference to Exhibit 10.59 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on March 13, 2017.)

10.16	+

Supply Agreement, effective September 1, 2012, between Aravas Inc. (formerly Savara Inc.) and Plastiape SpA, as amended by Amendment No. 1, dated June 1, 2016 (Incorporated by reference to Exhibit 10.60 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on March 13, 2017.)

10.17	+

Supply and Licensing Agreement, dated December 10th, 2012, and Addendum to Supply and License Agreement, dated February 22, 2016, between Savara Inc. and GEMA Biotech S.A. (Incorporated by reference to Exhibit 10.61 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on March 13, 2017.)

10.18

Second Addendum, dated September 20, 2017, to the Supply and License Agreement, dated December 10, 2012, between Gemabiotech SAU and Savara ApS (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.19	+

Commercial Supply Agreement dated April 24, 2015 between PARI Pharma GmbH and Serendex Pharmaceuticals A/S (Incorporated by reference to Exhibit 10.62 to the Registrant’s Registration Statement on Form S-4 filed on February 10, 2017.)

10.20	+

Research Collaboration and License Agreement dated November 7, 2014 between PARI Pharma GmbH and Serendex Pharmaceuticals A/S (Incorporated by reference to Exhibit 10.63 to the Registrant’s Registration Statement on Form S-4 filed on February 10, 2017.)

10.21

Sublease Agreement between Savara Inc. and Clubessential, LLC dated November 28, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2017.)

10.22

Sublease Agreement between Savara Inc. and Clubessential, LLC dated November 28, 2017 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 4, 2017.)

10.23

Settlement Agreement between Savara Inc. and Serenova A/S dated September 1, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.24

Research Program Award Letter Agreement between Savara Inc. and Cystic Fibrosis Foundation Therapeutics, Inc. dated September 30, 2013, as amended by Amendment No. 1, effective September 30, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2017.)

10.25

Sublease Agreement by and between the registrant and Santarus, Inc., effective as of June 19, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2014.)

21.1		List of Subsidiaries
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney included on page 77 of this Form 10-K
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	**	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	#	Indicates management contract or compensatory plan
	+	Indicates that confidential treatment has been granted to certain portions of this exhibit, which portions have been omitted and filed separately with the SEC
**

These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Savara Inc.

Date: March 14, 2018	By:	/s/ Robert Neville
Robert Neville
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert Neville and Dave Lowrance, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Neville	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2018
Robert Neville

/s/ Dave Lowrance	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2018
Dave Lowrance

/s/ David Ramsay	Director	March 14, 2018
David Ramsay

/s/ Matthew Pauls	Director	March 14, 2018
Matthew Pauls

/s/ Joseph McCracken	Director	March 14, 2018
Joseph McCracken

/s/ Nevan Elam	Director	March 14, 2018
Nevan Elam

/s/ Rick Hawkins	Director	March 14, 2018
Rick Hawkins

/s/ Yuri Pikover	Director	March 14, 2018
Yuri Pikover

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Savara Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Savara Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

March 14, 2018

We have served as the Company's auditor since 2015.

Savara Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	As of December 31
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$22,121	$13,373
Short-term investments	72,192	—
Grants and award receivable	—	400
Prepaid expenses and other current assets	3,551	840
Total current assets	97,864	14,613
Property and equipment, net	925	793
In-process R&D	33,626	10,477
Goodwill	27,082	3,051
Other non-current assets	131	—
Total assets	$159,628	$28,934
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,784	$536
Accrued expenses	2,966	2,477
Current portion of capital lease obligation	265	442
Total current liabilities	6,015	3,455
Long-term liabilities:
Accrued interest on convertible promissory notes	—	151
Debt facility	14,775	—
Convertible promissory notes	—	3,448
Put option derivative liability	—	979
Contingent consideration	11,948	9,708
Deferred tax liability	7,181	2,305
Capital lease obligation, net of current portion	297	579
Warrant liability	—	303
Other long-term liabilities	103	20
Total liabilities	40,319	20,948
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.001 par value, 0 and 1,799,906 shares authorized, issued, and outstanding, as of December 31, 2017 and 2016, respectively	—	3,232
Series B redeemable convertible preferred stock, $0.001 par value, 0 and 6,000,000 shares authorized as of December 31, 2017 and 2016, respectively; 0 and 5,675,387 shares issued and outstanding as of December 31, 2017 and 2016; respectively	—	17,301
Series C redeemable convertible preferred stock, $0.001 par value; 0 and 8,000,000 shares authorized as of December 31, 2017 and 2016, respectively; 0 and 4,452,582 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	23,328
Total redeemable convertible preferred stock	—	43,861
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 500,000,000 and 27,000,000 shares authorized as of December 31, 2017 and 2016, respectively; 30,509,522 and 3,162,573 shares (after giving effect to the Exchange Ratio and Reverse Stock Split) issued and outstanding as of December 31, 2017 and 2016, respectively	32	5
Additional paid-in capital	186,522	3,117
Accumulated other comprehensive income (loss)	958	(591)
Accumulated deficit	(68,203)	(38,406)
Total stockholders’ equity (deficit)	119,309	(35,875)
Total liabilities, redeemable convertible preferred stock, and stockholder’s equity (deficit)	$159,628	$28,934

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share amounts)

	Years ended December 31,
	2017	2016	2015
Grant and award revenue	$—	$400	$54
Operating expenses:
Research and development	18,512	8,182	4,321
General and administrative	11,081	2,820	1,650
Depreciation	363	346	6
Total operating expenses	29,956	11,348	5,977
Loss from operations	(29,956)	(10,948)	(5,923)
Other income (expense):
Interest expense	(1,161)	(452)	(2,585)
Foreign currency exchange gain (loss)	(218)	76	—
Loss on extinguishment of debt	(1,816)	—	(226)
Change in fair value of financial instruments	(280)	44	(265)
Total other income (expense)	(3,475)	(332)	(3,076)
Loss before income taxes	(33,431)	(11,280)	(8,999)
Income tax benefit	3,634	357	—
Net loss	$(29,797)	$(10,923)	$(8,999)
Accretion of redeemable convertible preferred stock	(578)	(94)	(183)
Deemed dividend on beneficial conversion feature	(404)	—	—
Net loss attributable to common stockholders	$(30,779)	$(11,017)	$(9,182)
Other comprehensive income:
Gain (loss) on foreign currency translation	1,595	(591)	—
Unrealized gain (loss) on short-term investments	(46)	—	—
Total Comprehensive Loss	$(28,248)	$(11,514)	$(8,999)
Net loss per share:
Basic and diluted	$(1.76)	$(5.62)	$(9.48)
Weighted average common shares outstanding
Basic and diluted	17,521,119	1,960,490	968,810

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Year Ended December 31, 2017

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock							Stockholders’ Equity (Deficit)
	Redeemable Convertible Series A Preferred Stock		Redeemable Convertible Series B Preferred Stock		Redeemable Convertible Series C Preferred Stock			Common Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Total	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total
Balance on December 31, 2014	1,799,906	3,206	5,675,387	17,065	—	$—	$20,271	1,167,049	$2	$183	$(18,484)	$—	$(18,299)
Issuance of restricted common stock	—	—	—	—	—	—	—	29,300	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	24	—	159	—	—	183	—	—	(183)	—	—	(183)
Issuance of redeemable convertible preferred stock	—	—	—	—	4,038,790	22,531	22,531	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	153	—	—	153
Net loss incurred	—	—	—	—	—	—	—	—	—	—	(8,999)	—	(8,999)
Balance on December 31, 2015	1,799,906	$3,230	5,675,387	$17,224	4,038,790	$22,531	$42,985	1,196,349	$2	$153	$(27,483)	$—	$(27,328)
Accretion of redeemable convertible preferred stock	—	2	—	77	—	15	94	—	—	(94)	—	—	(94)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	824	—	1	—	—	1
Common stock issued for acquistion of Serendex assets and subsidiaries	—	—	—	—	—	—	—	1,965,400	3	2,848	—	—	2,851
Issuance of Series C convertible preferred stock, net	—	—	—	—	413,792	782	782	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	209	—	—	209
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(591)	(591)
Net loss incurred	—	—	—	—	—	—	—	—	—	—	(10,923)	—	(10,923)
Balance on December 31, 2016	1,799,906	$3,232	5,675,387	$17,301	4,452,582	$23,328	$43,861	3,162,573	$5	$3,117	$(38,406)	$(591)	$(35,875)
Repurchase of forfeited restricted common stock	—	—	—	—	—	—	—	(19,045)	—	—	—	—	$—
Accretion of redeemable convertible preferred stock	—	22	—	460	—	96	578	—	—	(578)	—	—	(578)
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	111,799	—	384	—	—	384
Conversion of convertible notes into common stock	—	—	—	—	—	—	—	1,140,046	1	10,044	—	—	10,045
Conversion of redeemable convertible preferred stock to common stock as effected for the reverse merger exchange ratio	(1,799,906)	(3,254)	(5,675,387)	(17,761)	(4,452,582)	(23,424)	(44,439)	7,034,102	7	44,431	—	—	44,438
Reclassification of warrant liability	—	—	—	—	—	—	—	—	—	370	—	—	370
Beneficial conversion feature	—	—	—	—	—	—	—	—	—	404	—	—	404
Business combination upon Merger	—	—	—	—	—	—	—	3,639,189	4	35,842	—	—	35,846
Issuance of common stock upon public offering, net closing costs	—	—	—	—	—	—	—	15,071,710	15	89,583	—	—	89,598
Issuance of detachable warrants with debt instrument	—	—	—	—	—	—	—	—	—	359	—	—	359
Issuance of common stock upon At The Market sales, net	—	—	—	—	—	—	—	198,298	—	1,665	—	—	1,665
Issuance of common stock for settlement of RSUs	—	—	—	—	—	—	—	75,486	—	—	—	—	—
Net issuance of common stock upon cashless exercise of stock options	—	—	—	—	—	—	—	92,446	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	2,918	—	5	—	—	5
Issuance of call option derivative	—	—	—	—	—	—	—	—	—	344	—	—	344
Stock-based compensation	—	—	—	—	—	—	—	—	—	552	—	—	552
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	—	1,595	1,595
Unrealized gain (loss) on short-term investments	—	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Net loss incurred	—	—	—	—	—	—	—	—	—	—	(29,797)	—	(29,797)
Balance on December 31, 2017	—	$—	—	$—	—	$—	$—	30,509,522	$32	$186,522	$(68,203)	$958	$119,309

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(29,797)	$(10,923)	$(8,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	363	346	6
Changes in fair value of financial instruments	280	(228)	265
Change in fair value of contingent consideration	2,240	184	—
Noncash interest	336	199	642
Loss on extinguishment of debt	1,816	—	226
Foreign currency loss	218	76	—
Accretion on discount to convertible promissory notes	—	269	1,948
Amortization of debt issuance costs	401	—	—
Accretion on discount to short-term investments	(136)	—	—
Stock-based compensation	552	209	153
Issuance of call option derivative	344	—	—
Provision (benefit) for deferred taxes	(2,820)	—	—
Changes in operating assets and liabilities:
Grant and award receivable	400	(400)	961
Tax refund receivable	(454)	393	—
Prepaid expenses and other current assets	(2,110)	(289)	214
Deferred rent	(26)	14	6
Accounts payable and accrued expenses	159	1,780	(200)
Net cash used in operating activities	$(28,234)	$(8,370)	$(4,778)
Cash flows from investing activities:
Cash acquired through Merger	$3,442	$—	$—
Purchase of property and equipment	(495)	(8)	—
Maturities of available-for-sale securities	4,800	—	—
Purchase of available-for-sale securities	(76,862)	—	—
Net cash used in investing activities	$(69,115)	$(8)	$-
Cash flows from financing activity:
Proceeds from debt facility, net	$14,894	$—	$—
Proceeds from convertible promissory note, net	3,569	4,415	—
Issuance of common stock upon exercise of warrants	384	—	—
Issuance of common stock upon public offering, net	89,598	—	—
Repayment of long-term debt	(3,567)	—	—
Issuance of common stock upon at the market offerings, net	1,666	—	—
Proceeds from exercise of stock options	5	1	—
Proceeds from issuance of Series C preferred stock, net	—	782	8,773
Capital lease obligation principal payments	(460)	(81)	—
Net cash provided by financing activities	$106,089	$5,117	$8,773
Effect of exchange rate changes on cash and cash equivalents	8	(49)	—
Increase / (Decrease) in cash and cash equivalents	$8,748	$(3,310)	$3,995
Cash and cash equivalents beginning of period	13,373	16,683	12,688
Cash and cash equivalents end of period	$22,121	$13,373	$16,683

Non-cash transactions:
Net assets acquired in business combination of Serendex	$—	$(12,375)	$—
Equipment under capital lease	—	—	(1,102)
Contingent liability related to purchase of Serendex	—	9,524	—
Extinguishment and derecognition of put options	2,202	—	2,708
Conversion of convertible notes into common stock	8,249	—	—
Conversion of convertible notes into preferred stock	—	—	11,006
Shares issued in connection of business combination and assumed equity awards	35,846	2,851	—
Accretion of Series A redeemable convertible preferred stock	22	2	24
Accretion of Series B redeemable convertible preferred stock	460	77	159
Accretion of Series C redeemable convertible preferred stock	96	15	—
Beneficial conversion feature	404	—	—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$2

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Savara Inc. (“Savara,” the “Company,” or as used in the context of “we” or “us”) is an orphan lung disease company. The Company’s pipeline comprises: Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor, or GM-CSF, in Phase 3 development for pulmonary alveolar proteinosis (“PAP”) and in Phase 2a development for nontuberculous mycobacterial (“NTM”) lung infection; and AeroVanc, a Phase 3 stage inhaled vancomycin for treatment of persistent methicillin-resistant Staphylococcus aureus (“MRSA”), infection in cystic fibrosis (“CF”). As part of the Merger, described herein, the Company acquired an ancillary product candidate, Aironite, an inhaled sodium nitrite for heart failure with preserved ejection fraction (“HFpEF”) in Phase 2 development. The Company and its wholly owned subsidiaries, including Aravas Inc. and Savara ApS, operate in one segment with its principal offices in Austin, Texas.

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

The accompanying consolidated financial statements and notes to the consolidated financial statements also give retroactive effect to the common stock Exchange Ratio and Reverse Stock Split for all periods presented, including common stock warrants and common stock-based compensation awards.

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

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”). Certain prior year amounts have been reclassified for consistency with the current period presentation.

2. Summary of Significant Accounting Policies

Liquidity

As of December 31, 2017, the Company had an accumulated deficit of approximately $68.2 million. The Company also used cash from operations of approximately $28.2 million for the year ended December 31, 2017. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Accordingly, the Company will need additional capital to further fund the development of, and seek regulatory approvals for, its product candidates and begin to commercialize any approved products.

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

While the Company had cash and cash equivalents of $22.1 million and short-term investments of $72.2 million as of December 31, 2017, we intend to continue to raise additional capital as needed through the issuance of additional equity and potentially through borrowings, and strategic alliances with partner companies. However, if such financings are not available timely and at adequate levels, the Company will need to reevaluate its operating plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements of the Company are stated in U.S. dollars and are prepared using U.S. GAAP. These financial statements include the accounts of the Company and its wholly owned subsidiaries. The financial statements of the Company’s wholly owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated Other Comprehensive Income. All intercompany transactions and accounts have been eliminated in consolidation.

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

Grants and Award Receivables

Receivables arise from incurring allowable costs under federal grants or through the achievement of milestones under an award from a non-profit organization that have not been received as of the balance sheet dates. Since inception, the Company has never incurred losses on its grants and award receivable. The Company has no allowance for doubtful accounts as of December 31, 2016 as grants recievable were collected in full in 2017.  No grant revenue or grants receivable were recognized in 2017.  As such, the Company has no allowance for doubtful accounts as of December 31, 2017.

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

Goodwill and Acquired In-Process Research and Development (IPR&D)

Goodwill and acquired IPR&D are not amortized but are tested annually for impairment or more frequently if impairment indicators exist. The Company adopted accounting guidance related to annual and interim goodwill and acquired IPR&D impairment tests which allows the Company to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative impairment test is required.  During the year ended December 31, 2017, the Company experienced a $0.4 million and $1.5 million increase in the carrying value of goodwill and IPR&D, respectively, related to its acquisition of Savara ApS, which was due to foreign currency translation.  Additional goodwill and IPR&D were recorded with respect to the Merger.

Tax Refund Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, for the post-acquisition period in 2016 and year ended December 31, 2017. Under Danish Tax Law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds and offsets future taxable income. As of December 31, 2017, credits totaling $0.8 million is not due to be received until November 2018.  The portion of the total Danish tax credit related to the post-acquisition period in 2016 of approximately $0.4 million was collected in November 2017.

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

Financial instruments carried at fair value include cash and cash equivalents and contingent consideration related to the acquisition of Serendex for which any change is reflected in general and administrative expense, foreign exchange derivatives, and certain warrants classified as liabilities and embedded put options separated from the convertible promissory notes which were converted to common equity or derecognized on April 27, 2017 as a result of the Merger (Notes 8 and 10).

Financial instruments not carried at fair value include accounts payable and accrued liabilities. The carrying amounts of these financial instruments approximate fair value due to the highly liquid nature of these short-term instruments.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Repairs and maintenance that do not improve or extend the useful life of the respective asset are charged to expense as incurred.

Equipment under Capital Lease

In 2015, the Company entered into a contract manufacturing arrangement that included the right to use specified equipment. Management concluded that the contract manufacturing arrangement contains an embedded lease of the specified equipment based on the facts and circumstances, including the Company’s ability to direct the use of the equipment and because management believes that it is remote that any party other than the Company will take more than a minor output produced by the equipment during the term of the arrangement. Management performed an analysis under ASC 840 to determine the proper accounting for the embedded lease and concluded that there is a capital lease because the present value of the minimum lease payments per the contract exceeds 90% of the fair value of the equipment. The capitalized equipment is depreciated on a straight-line basis over the lesser of the non-cancellable lease term or the useful life, and the lease obligation accrues interest at the incremental rate used in the present value analysis.

Convertible Debt Issuance Costs

Convertible debt issuance costs are presented on the balance sheets as a direct deduction from the carrying amount of the debt liability. Convertible debt issuance costs incurred in the years ended December 31, 2017 and 2016 were not material.

Patents and Intellectual Property

The Company currently expenses all patent application costs. As the Company’s products are currently under research and development and are not currently approved for market, costs incurred in connection with patent applications are expensed as incurred due to the uncertainty of the future economic benefits of the underlying patents and intellectual property.

Revenue Recognition

To date, the Company has recognized revenue solely from federal grants under the Small Business Innovation Research Program of the Department of Health and Human Services, National Institutes of Health (“NIH”, together the “Federal Grants”) and an award from the Cystic Fibrosis Foundation Therapeutics, Inc. (the “CFFT”), a non-profit organization (the “CFF Award”) as further described in Note 13. The Company has not generated any product revenue to date. The Company’s ability to generate product revenues, which the Company does not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of the Company’s product candidates. The Company records revenue related to the Federal Grants as qualifying costs are incurred, and when there is reasonable assurance that the conditions of the grant have been met and the grant will be received. The Company records revenue related to the CFF Award upon completion and achievement of defined milestones, and when there is reasonable assurance that the conditions of the award have been met and collectability is reasonably assured.

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

Stock-Based Compensation

The Company recognizes the cost of stock-based awards granted to employees based on the estimated grant-date fair value of the awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The Company recognizes the compensation costs for awards that vest over several years on a straight-line basis over the vesting period (see Note 16). Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. The Company recognizes the cost of stock-based awards granted to nonemployees at their then-current fair values as services are performed, and such awards are remeasured through the counterparty performance date.

Manufacturing Commitments and Contingencies

The Company is subject to various manufacturing royalties and payments related to its product candidate, Molgradex. Under an agreement, as amended, with the Active Pharmaceutical Ingredients (“API”) manufacturer, no signing fee or milestones are included in the royalty payments, and there is no minimum royalty. Upon the successful development, registration and attainment of approval by the proper health authorities, such as the FDA, in any territory except Latin America, Central America and Mexico, the Company must pay a royalty of three percent (3%) on annual net sales to the manufacturer of its API. Additionally, Savara must make certain payments to the API manufacturer upon the achievement of the milestones outlined in the following table.

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the Company’s manufacturer of its nebulizer used to administer Molgradex. In addition to these milestones, the Company will owe a royalty to the manufacturer of its nebulizer based on net sales. The royalty rate ranges from three and a half percent (3.5%) to five percent (5%) depending on the device technology used by the Company to administer the product.

Manufacturing Contingent Milestone Payments (in thousands):

December 31, 2017
Molgradex API manufacturer:
Delivery of working and master cell banks	$600
Achievement of certain milestones related to regulatory approval of Molgradex	2,000
Molgradex nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer Molgradex	8,330
Total manufacturing commitments	$10,930

As of December 31, 2017 and 2016, none of the above milestones had been met.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and has subsequently issued several supplemental and/or clarifying ASUs, which comprise the new comprehensive revenue recognition standard that will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We have performed an assessment of our contracts with third parties and determined that they would not have a material impact on our financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”). The update aims at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which intended to add or clarify guidance on the classification of certain cash receipts and payments on the statement of cash flows. The new guidance addresses cash flows related to the following: debt prepayment or extinguishment costs, settlement of zero coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and the application of predominance principle to separately identifiable cash flows. ASU 2016-15 is effective for the Company for annual periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for the Company for annual periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its financial statements.

3. Prepaid expenses and other current assets

Prepaid expenses, consisted of (in thousands):

	December 31,
	2017	2016
R&D tax credit receivable	$834	$357
Prepaid clinical trial costs	2,129	243
VAT receivable	196	111
Prepaid insurance	158	35
Forward currency exchange derivative	40	—
Deposits and other	194	94
Total prepaid expenses and other current assets	$3,551	$840

4. Accrued expenses and other liabilities

Accrued expenses and other liabilities, consisted of (in thousands):

	December 31,
	2017	2016
Accrued contracted research and development costs	$1,308	$1,855
Accrued general and administrative costs	323	458
Accrued compensation	1,328	117
Other	7	47
Total accrued expenses and other liabilities	$2,966	$2,477

5. Short-term Investments

Short-term Investments in Available for Sale Securities

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The Company had no short-term investments for the year ended December 31, 2016. The following table summarizes, by major security type, the Company’s investments as of December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$11,894	$—	$(9)	$11,885
Asset backed securities	8,389	—	(6)	8,383
Corporate securities	22,113	—	(31)	22,082
Commercial paper	29,842	—	—	29,842
Total short-term investments	$72,238	$—	$(46)	$72,192

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

There were no significant realized gains or losses related to investments for the years ended December 31, 2017, 2016, and 2015.

6. Property and Equipment, Net

Property and equipment, net consisted of (in thousands):

	2017	2016
Research and development equipment under capital lease	$1,102	$1,102
Equipment	674	177
Furniture and fixtures	—	18
Total property and equipment	1,776	1,297
Less accumulated depreciation	(851)	(504)
Property and equipment, net	925	793

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $0.4 million, $0.3, million, and six thousand dollars, respectively, and includes the amortization of the capital lease. The amount of accumulated amortization of capitalized leases as of December 31, 2017 was $0.7 million.

7. Acquisitions

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

Pursuant to business combination accounting, the Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value with limited exceptions. The Company used the Multi-Period Excess Earnings Model (MPEEM), a form of the income approach to value the in-process research and development intangible asset.  Under the valuation method, the present value of future cash flows expected to be generated from the in-process research and development of the acquired product candidate, Aironite, was determined using a reasonable discount rate, and identified projected cash flows from Aironite were risk adjusted to take into consideration the probabilities of moving through the various clinical stages.  The excess of the purchase price over the assets acquired and liabilities assumed represents goodwill. The goodwill is primarily attributable to the synergies expected to arise after the acquisition and is not expected to be deductible for tax purposes.  Transaction costs associated with the Merger of approximately $2.2 million are included in general and administrative expense for the year ended December 31, 2017. The total purchase price for Mast was $35.8 million based on the fair value of the outstanding Mast equity on the date of the Merger which was allocated as follows:

Purchase Consideration	(in thousands)
Fair value of Mast shares outstanding	$33,117
Fair value of Mast equity	2,729
Fair value of total consideration	$35,846
Assets acquired and liabilities assumed
Cash and cash equivalents	$3,442
Tangible assets	283
In-process research and development intangible assets	21,692
Liabilities	(2,396)
Debt	(3,407)
Deferred tax liability	(7,375)
Total assets acquired and liabilities assumed	12,239
Goodwill	23,607
Total	$35,846

The provisional amount of deferred tax liability acquired at the Merger date reflects a blended tax rate which included the federal statutory rate and an estimated rate for corporate tax in the state of California as the company was evaluating its ongoing nexus in California. However, as of December 31, 2017, the Company determined that there is no ongoing nexus, and as such, revised the tax rate utilized to derive the amount of the deferred tax liability on the acquired in-process research and development. The revision resulted in a $1.3 million reduction in the deferred tax liability and a corresponding $1.3 million increase in the carrying value of goodwill as of December 31, 2017. The revision had no impact on the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2017.

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

Mast Pro Forma (Unaudited)

The following summary pro forma financial information reflects the consolidated operations of the Company for the year ended December 31, 2017 as if the Merger with Mast had occurred on January 1, 2016. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had the Merger in fact occurred on January 1, 2016, and is not intended to project the Company’s results of operations for any future period. Included in the Savara consolidated statement of operations for the year ended December 31, 2017 is $0 of revenue and $1.6 million of net loss before income tax generated by Mast since April 27, 2017, the acquisition date.

	Year ending December 31,
	2017	2016
Net revenues	$94	$528
Net loss	$(20,420)	$(42,560)

Pro forma combined net loss includes adjustments to remove transaction costs of $8.5 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively, as these costs do no have a continuing impact on operations, and a reduction in interest expense of $1.4 million for the year ended December 31, 2016 due to the new debt facility (Note 9) entered into as part of the Merger and contemporaneous repayment of the pre-Merger debt of Mast.

(b) Serendex

On May 13, 2016, the Company entered into a Business Transfer Agreement with Serendex under which Serendex agreed to sell, transfer and assign to Savara all of its assets and subsidiaries, certain of its contracts, and certain of its employees and liabilities. Serendex was a limited liability company incorporated in Denmark and was listed on the Oslo Stock Exchange until May 4, 2016. On July 15, 2016, the Company completed the acquisition of Serendex through its wholly-owned subsidiary, Savara ApS, a limited liability company established under the laws in Denmark.

The Serendex Acquisition was an important step in fulfilling Savara’s vision to become a specialty pharmaceutical company focused on rare respiratory diseases. Serendex was a biopharmaceutical development company that was advancing a pipeline and portfolio of novel inhalation therapies for the treatment of severe pulmonary conditions. Through this acquisition, Savara gained access to the late-stage Molgradex for the treatment of PAP, with a Phase 2/3 clinical study ongoing in the EU and Japan at that time. In addition to Molgradex, Savara gained access to an experienced development team familiar with all aspects of the Molgradex program.

For the purchase consideration, Savara agreed to provide the seller with 1,965,400 shares of Savara’s common stock. In addition to the purchase consideration shares, Savara Inc. agreed to pay the seller (i) $5.0 million upon receipt of marketing approval of the medicinal product Molgradex, an inhalation formulation of recombinant human GM-CSF for the treatment of pulmonary alveolar proteinosis (the Product) by the European Medicines Agency, (ii) $15.0 million upon receipt of marketing approval of the Product by the United States Food and Drug Administration, and (iii) $1.5 million upon receipt of marketing approval of the Product by the Japanese Pharmaceuticals and Medical Devices Agency (the Contingent Milestone Payments). The Company estimated the likelihood of approval in each region, separately, based on the product candidate’s current phase of development and utilizing published studies of clinical development success rates for comparable non-oncology orphan drugs. The present value of the potential cash outflows from the probability weighted Contingent Milestone Payments was then estimated by taking into consideration that the Contingent Milestone Payments are similar to a business expense of the Company and would be senior to any Company debt obligations. The resulting weighted average present value factor was applied to discount the probability adjusted Contingent Milestone Payments for each region to derive the fair value of the Contingent Milestone Payments.  The Company reassesses the factors affecting the Contingent Milestone Payments on a regular basis and records any necessary adjustment to the corresponding liability n the Balance Sheet.

The Company accounted for the acquisition as a business combination by applying the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value with limited exceptions. The Company used the Multi-Period Excess Earnings Model (MPEEM), a form of the income approach to value the in-process research and development intangible asset. The excess of the purchase price over the assets acquired and liabilities assumed represents goodwill. The goodwill is primarily attributable to the synergies expected to arise after the acquisition and is not expected to be deductible for tax purposes. The following table summarizes the consideration that the Company paid for Serendex and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Purchase Consideration	(in thousands)
Fair value of Savara common stock issued for the acquistion	$2,851
Estimated fair value of Contingent Milestone Payments	9,524
Fair value of total consideration	$12,375
Assets acquired and liabilities assumed
Inventory	$18
Income tax receivable	872
Propety and equipment, net	28
Current liabilities	(320)
Deferred tax liability	(2,419)
In-process research and development intangible asset	10,994
Total assets acquired and liabilities assumed	9,173
Goodwill	3,202
Total	$12,375

Serendex Pro Forma (Unaudited)

The following pro forma financial information reflects the consolidated results of operations of the Company for the year ended December 31, 2017 as if the acquisition of Serendex had taken place on January 1, 2016 (in thousands). The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date. Included in the Company’s consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2017 and 2016 (since July 15 2016, the acquisition date) was $0 of revenue and $11.5 million and $2.8 million, respectively, of net loss before income tax generated by the Serendex (in thousands).

	Year ending December 31,
	2017	2016
Net revenues	$—	$400
Net loss	$(28,229)	$17,748

8. Convertible Promissory Notes

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

Both the put option, with a fair value of approximately $1.0 million and warrant liability, with a fair value of approximately $0.3 million at inception, were initially recorded as derivative liabilities on the accompanying balance sheet and a corresponding discount to the 2016 Notes. The Company accreted the discount to interest expense on the statement of operations and comprehensive loss over the term of the 2016 Notes using the effective interest rate method. The Company recorded interest expense of $0.2 million during the year ended December 31, 2017 related to the accretion of the total discount through the date of conversion.

Upon the Merger, the date of the automatic conversion under the Public Listing Conversion provisions, the 2016 Notes were surrendered in exchange for shares of the Company’s common stock after giving effect to the Exchange Ratio. The debt host contract and separated derivative liability were both subject to extinguishment accounting, and a loss in the amount of $0.9 million was recorded in the Statement of Operations and Comprehensive Loss.  The loss was calculated as the difference between the net book value of the 2016 Notes plus the fair value of the put option immediately prior to the Automatic Conversion, and the fair value of the common stock into which the 2016 Notes were converted.

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

The put option, with a fair value of approximately $0.8 million at inception, was initially recorded as a derivative liability on the accompanying balance sheet and a corresponding discount to the 2017 Notes. The Company accreted the discount to interest expense on the statement of operations and comprehensive loss over the term of the 2017 Notes using the effective interest rate method. The Company recorded interest expense of approximately five thousand dollars during the year ended December 31, 2017 related to the accretion of the discount through the date of conversion.

Upon the Merger, the date of the automatic conversion under the Public Listing Conversion provisions, the 2017 Notes were surrendered in exchange for the Company’s common stock after giving effect to the Exchange Ratio. The debt host contract and separated derivative liability were both subject to extinguishment accounting, and a loss in the amount of approximately $0.9 million was recorded in the Statement of Operations and Comprehensive Loss.  The loss was calculated as the difference between the net book value of the 2017 Notes plus the fair value of the put option immediately prior to the Automatic Conversion, and the fair value of the common stock into which the 2017 Notes were converted.

9. Debt Facility

On April 28, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “Loan Agreement”). Silicon Valley Bank has been granted a perfected first priority lien in all of our assets with a negative pledge on our intellectual property. The Loan Agreement provides for a $15 million debt facility, of which the first tranche, or $7.5 million, was immediately available to the Company upon completion of the Merger with a minimum market cap of $100 million. The Company executed the first tranche in early May 2017. The primary use of the capital was for the repayment of $3.7 million of principal debt and fees of Mast assumed in the Merger.  The residual capital will be utilized to fund ongoing development programs of the Company and for general corporate purposes. Under the terms of the Loan Agreement, the Company may, but is not obligated to draw a second tranche of $7.5 million available through June 30, 2017, subject to the achievement of certain corporate milestones specifically a minimum new capital raise with combined proceeds of at least $40 million through a secondary offering, private investment in public entity (PIPE), ATM, partnerships or grant to be received within twelve months of signing the agreement.

On June 15, 2017, following an underwritten public offering of 9,034,210 shares of the Company’s common stock and the sale of 23,550 shares of the Company’s common stock under the Sales Agreement (Note 12), the Company executed the second tranche of the Loan Agreement for $7.5 million as the financing conditions under the Loan Agreement had been met.

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

The Loan Agreement bears interest at the prime rate reported in The Wall Street Journal, plus a spread of 4.25%. Interest only payments are due through September 2018 followed by monthly payments of principal plus interest over the following thirty (30) months.  Since the second tranche was fully extended, the interest only period was extended for an additional six (6) months, through March 2019 followed by monthly payments of principal plus interest over the following twenty-four (24) months through the maturity date of March 1, 2021 under the Loan Agreement provisions. We were obligated to pay customary closing fees and are obligated to pay a final payment of 6.0% of the aggregate principal amount of term loans advanced under the facility. The end of term charge of $0.9 million will be due on the scheduled maturity date and is being recognized as an increase to the principal with a corresponding charge to interest expense over the term of the facility using the effective interest method.

In connection with the Loan Agreement, we paid $0.1 million in legal costs directly attributable to issuing the debt instrument. Such charges were accounted for as debt issuance costs and are being amortized to interest expense using the effective interest method through the scheduled maturity date.

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

The April 2017 Warrants and June 2017 Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions: volatility of 71.42% and 71.57%, respectively, expected term of ten years, risk-free interest rate of 2.33% and 2.16%, respectively, and a zero dividend yield. The collective warrant fair value of $0.4 million has been recorded as a debt discount and is being amortized through interest expense using the effective interest method through the scheduled maturity date.

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value (in thousands):

	As of December 31, 2017
	Short-term	Long-term
Principal payments to lender and end of term charge	$—	$15,151
Debt Issuance costs	—	(83)
Debt discount related to warrants	—	(293)
Carrying Value	$—	$14,775

Future minimum payments under the debt facility are as follows (in thousands):

Year Ending December 31,
2018	$—
2019	5,625
2020	7,500
2021	2,775
Total future minimum payments	15,900
Unamortized end of term charge	(749)
Debt issuance costs and debt discount	(376)
Total minimum payment	14,775
Short-term portion	—
Long-term debt facility	$14,775

10. Fair Value Measurements

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

The Company also determined that the warrant liability for the Series B Warrants and Series C Warrants, the put options on the 2016 Notes and 2017 Notes, described further in Note 10, and the contingent consideration, described further below, were Level 3 financial instruments.

The fair value of these instruments as of December 31, 2017 and 2016 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2017:
Cash equivalents:
U.S. Treasury money market funds	$4,540	$—	$—
U.S. government securities	—	—	—
Commercial paper	—	1,029	—
Repurchase agreements	—	2,500	—
Short-term investments:
U.S. government securities	$11,885	$—	$—
Asset backed securities	—	8,383	—
Corporate securities	—	22,082	—
Commercial paper	—	29,842	—
Other assets:
Foreign exchange derivatives not designated as hedging instruments	$—	$40	$—
Liabilities:
Contingent consideration	$—	$—	$11,948
As of December 31, 2016:
Liabilities:
Put option	$—	$—	$979
Warrant liability	—	—	303
Contingent consideration	—	—	9,708

The estimated fair value of the put option on the 2016 Notes was determined using a multi-scenario probability weighted average method analysis in which the future probability of the equity financing event or Merger was weighted for its respective probability. The Company used the following assumptions to value the put option on the 2016 Notes and 2017 Notes as of December 31, 2017 and 2016. Upon the Merger date of April 27, 2017, the 2016 Notes and 2017 Notes were automatically converted into shares of common stock of the Company

Assumption	December 31, 2017	December 31, 2016
Discount rate	—	0.43%
Probability of event	—	85.0%

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

Assumption	December 31, 2017	December 31, 2016
Expected term	—	0.42 – 4.50
Expected dividend yield	—	—
Expected volatility	—	44.65% - 60.66%
Risk-free interest rate	—	0.58% - 1.82%

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

The following tables sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument (in thousands) for the year ended December 31, 2017 and 2016:

	Warrant Liability	Put Option on 2016 Note and 2017 Note	Contingent Consideration
As of December 31, 2015	$274	$—	$—
Put option at issuance of 2016 Notes	—	977	—
Contingent consideration	—	—	9,524
Issuance of Series C Warrants	259	—	—
Change in fair value	(230)	2	184
Balance at December 31, 2016	$303	$979	$9,708
Change in fair value	67	169	2,240
Put option at issuance of 2017 Notes	—	828	—
Reclassification of warrant liability to common equity	(370)	—	—
Conversion of 2016 and 2017 Notes	—	(1,976)	—
Balance at December 31, 2017	$—	$—	$11,948

11. Derivative Financial Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company seeks to limit these risks by following risk management policies and procedures, including the use of derivatives. The Company’s derivative contracts, which are not designated as hedging instruments, principally address short-term foreign currency exchange. The estimated fair value of the derivative contracts was based upon the relative exchange rate as of the balance sheet date. Accordingly, any gains or losses resulting from variances between this exchange rate the exchange rate at the contract inception date were recognized as other income or expense in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2017, there were approximately $2.7 million of unsettled forward exchange contracts to purchase foreign currency which was offset by approximately $2.6 million of related contactual liabilites and for which the net derivative financial instruments were recorded at estimated fair value in other current assets in the amount of forty thousand dollars.

12. Shareholders’ Equity

Public Offerings

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

On October 27, 2017, the Company completed an underwritten public offering consisting of 5,250,000 shares of its common stock, in addition to pre-funded warrants to purchase 775,000 shares of its common stock.  Under the terms of the offering, the underwriter was granted an option to purchase 787,500 additional shares of Savara common stock at the public offering price, less the underwriting discounts and commissions. On November 2, 2017, the underwriters exercised their option to purchase the 787,500 additional shares resulting in net proceeds of approximately $5.8 million. The net proceeds from the offering, including the option to purchase additional shares, after deducting the underwriting discounts and commissions and offering expenses, were approximately $50 million.

Savara intends to use the net proceeds from these offerings for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for its product candidates including an indication expansion for Molgradex for the treatment of Nontuberculous Mycobacteria (“NTM”) lung infection, and general and administrative expenses. The public offerings were executed under an existing shelf registration statement as previously filed with the Securities and Exchange Commission on August 12, 2015 and declared effective on August 19, 2015. In connection with the offering, on October 12, 2017, the Company was required to suspend its activity under the Sales Agreement for ninety-days. The Company commenced its sales acitivty under the Sales Agreement effective February 15, 2018.

Common Stock Sales Agreement/ ATM

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

During the year ended December 31, 2017, the Company sold 198,298 shares of common stock under the sales agreement, for net proceeds, of approximately $1.7 million.

Common Stock

The Company’s amended and restated certificate of incorporation, effective upon the completion of the Merger, authorizes the Company to issue 501 million shares of common and preferred stock, consisting of 500 million shares of common stock with $0.001 par value and 1 million shares of preferred stock with $0.001 par value.  The following is a summary of the Company’s common stock at December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Common stock authorized	500,000,000	27,000,000
Common stock outstanding	30,509,522	3,162,573

The Company’s shares of common stock reserved for issuance as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Series A Preferred Stock	—	1,799,906
Series B Preferred Stock	—	5,675,387
Series C Preferred Stock	—	4,452,582
Series B Warrants	—	289,966
Series C Warrants	—	125,885
Warrants from Mast acquired in Merger	1,152,231	—
Warrants Converted Pursuant to Merger	74,992	—
April 2017 SVB Warrants	24,725	—
June 2017 SVB Warrants	41,736	—
Prefunded warrants	775,000	—
Stock options outstanding	1,916,832	1,814,645
Issued and unvested RSU's	86,875	—
Total shares reserved	4,072,391	14,158,371

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

No dividends on the convertible preferred stock were declared by the Board of Directors from inception through their conversion into common stock.

The following table discloses the outstanding preferred stock immediately prior to the Merger.

	Par Value	Shares Authorized	Shares Outstanding	Carry Value	Liquidation Amount
Series A	$.001	1,799,906	1,799,906	$3,232	$3,254
Series B	$.001	6,000,000	5,675,387	$17,301	$17,762
Series C	$.001	8,000,000	4,452,582	$23,328	$23,423
Total		15,799,906	11,927,875	$43,861	$44,439

Warrants

Immediately prior to the Merger, Series B preferred stock warrants were exercised (either on a net exercise basis or for cash) and exchanged for 111,799 shares of the Company’s common stock after giving effect to the Exchange Ratio.  Proceeds from the cash exercises were $0.4 million.

Pursuant to the Merger, Series C Warrants were converted to warrants to purchase 74,992 shares of the Company’s common stock after giving effect to both the Anti-Dilution Conversion Ratio and Exchange Ratio.

The following table summarizes the outstanding warrants for the Company’s common stock as of December 31, 2017:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
401,391	$45.50	June 2018
314,446	$52.50	November 2019
32,467	$7.00	August 2020
403,927	$29.40	February 2021
74,992	$8.98	June 2021
24,725	$9.10	April 2027
41,736	$5.39	June 2027
775,000	$0.01	October 2024
2,068,684

Beneficial Conversion Feature

Due to the conversion of the 2016 Notes and 2017 Notes upon the Merger resulting in an Anti-Dilution Conversion Ratio to the holders of Series C preferred stock and Series C Warrants, a Contingent Beneficial Conversion Feature (“BCF”) was triggered resulting in an intrinsic BCF value attributable to the securities of approximately $0.4 million, collectively.  Since the conversion of the Series C preferred stock and Series C Warrants occurred contemporaneously on the BCF commitment date, the Company measured the value on that date and recorded the BCF as a “deemed dividend.”

Financial Advisor Fees

The Company executed an agreement with Canaccord Genuity in February 2016 as modified in March 2017 (collectively the “Advisory Agreement”) where the Company was obligated to pay Canaccord a success fee upon the closing of the Merger. As of December 31, 2017, following the Merger and public offering on June 7, 2017, the Company paid Canaccord Genuity $1.0 million related to the success fee for the Merger due under the Advisory Agreement following the public offering and which was paid in July 2017.

13. Grants and CFF Award

On March 27, 2013, the Company was issued an additional Federal Grant from the NIH, grant number 2R44HL112393-02, “Development of Inhaled Vancomycin for Treatment of MRSA Infections in CF” in the amount of $3,986,000 with a project period from March 1, 2013 through February 29, 2016. The Company has incurred expenses and recognized associated revenue of $0, $0 and $54,000 related to the Federal Grants for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, there were no amounts related to the Federal Grants included in grants and award receivable in the accompanying balance sheets. All amounts recognized as revenue under the Federal Grants through December 31, 2017 have been collected.

In September 2013, the Company received a $1.7 million award (“CFF Award”) from the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”). The CFF Award includes disbursements to the Company based on the achievement of certain milestones. For the years ended December 31, 2017, 2016, and 2015, the Company recognized $0, $400,000 and $0 in revenue related to the CFF Award, respectively. The Company is subject to certain royalty payments due to the CFFT under the CFF Award based on commercialization of the Company’s product and either the achievement of certain sales volumes or a Change in Control Transaction, as defined below. As of December 31, 2017 and 2016, $0 and $400,000, related to the CFF Award were included in grants and award receivable in the accompanying balance sheets. The $400,000 award receivable recorded at December 31, 2016 was subsequently collected in January 2017.

Commercial Approval Royalty

A royalty is payable to the CFFT equal to three (3) times the amount of the CFF Award upon approval of the Company’s product for commercial use. The royalty is payable in equal installments of 33% due 60 days after first commercial sale; 33% due 90 days of the first anniversary of the first commercial sale; and 34% due within 90 days of 2nd anniversary of first commercial sale. This royalty will be reduced upon Change in Control Transaction payments as described below. As the Company’s product has not yet been approved for commercial use, the Company has not recorded a liability for the commercial approval royalty.

Additional Royalties

In addition, if net sales exceed $50.0 million for any calendar year occurring during the first five years after the first commercial sale, the Company must remit payment to the CFFT equal to one (1) times the CFF Award. Furthermore, if net sales exceed $100.0 million for any calendar year occurring during the first five years after first commercial sale, the Company must remit an additional payment to the CFFT equal to one (1) times the CFF Award. Given the Company has not recognized any sales from the Company’s product, the Company has not recorded a liability for any amounts due as additional royalties.

Change in Control Royalty

Upon a Change in Control Transaction, as defined below, occurring prior to the second anniversary date of the effective date of the CFF Award, September 30, 2015, the Company must remit a royalty payment to the CFFT equal to 5% of the proceeds from the Change in Control Transaction but not to exceed an amount equal to two times the CFF Award proceeds received. Upon a Change in Control Transaction occurring after the second anniversary date of the effective date of the CFF Award, the Company must remit a royalty payment to the CFFT equal to 5% of the proceeds from the Change in Control Transaction or a sale or license of the AeroVanc program with a third party but not to exceed an amount equal to three times the CFF Award.

A Change in Control Transaction is defined as the consummation (single or series of transactions) constituting (i) merger, share exchange, or other reorganization; (ii) sale by one of more stockholders of a majority voting power in the Company; or (iii) sale of substantially all of the assets of the Company. The Company has determined that a change of control is not probable and as such, has not recorded a liability for the change in control royalty.

The CFF Award may not be assigned by any party (other than to an affiliate or to a successor to substantially all of such party’s assets or business to which the CFF Award relates) without the consent of the other party.

If the Company initiates an “Interruption,” as defined under the CFF Award, for more than one year at any time before the first commercial sale of the product under the AeroVanc Program, the Company ceases to conduct, or has ceased to use commercially reasonable efforts to advance the research and development or commercialization of the AeroVanc Program, the Company shall transfer an exclusive, worldwide license to the CFFT of the Company’s research and development of the product under the AeroVanc Program limited to the right to manufacture, have manufactured, license, sell, use, support, offer to sell, any related invention from the Company’s AeroVanc Program.

Amendment

On November 28, 2017, Savara entered into an amendment agreement to the CFF Award dated September 30, 2013 (“Amended CFF Award”), pursuant to which the amount of the development award available to Savara was increased by $5.0 million to an aggregate of $6.7 million.  Pursuant to the terms of the Amended CFF Award, if Savara elects to draw down founds on the increased the award, it is obligated to make royalty payments to CFFT upon the commercialization of AeroVanc.

A payment equal to four times the amount Savara receives under the Amended CFF Agreement is due in three installments: 33% due 60 days after first commercial sale of AeroVanc; 33% due within 90 days after the first anniversary of the first commercial sale of AeroVanc; and 34% due within 90 days after the second anniversary of first commercial sale of AeroVanc. Additionally, if net sales of AeroVanc exceed $50.0 million for any calendar year occurring during the first five years after the first commercial sale of AeroVanc, Savara must remit payment to CFFT equal to the amount received by Savara under the Amended CFF Award. Furthermore, if net sales exceed $100.0 million for any calendar year occurring during the first seven years after first commercial sale of AeroVanc, Savara must remit an additional payment to CFFT equal to the amount received by Savara under the Amended CFF Award. Savara is also obligated to make royalty payments to CFFT if Savara enters into a change of control transaction or a sale or license of the AeroVanc program with a third party equal to 7.5% of the amount received from the third party in connection with such transaction, up to a total of four times the amount received by Savara under the Amended CFF Award. Any such payments are to be credited against the royalty payments due upon commercialization of AeroVanc, and Savara must continue paying or cause the third party to assume any remaining royalties payable to CFFT pursuant to the Amended CFF Award.

As of December 31, 2017 and 2016, the Company had drawn down $1.7 million, in total, under the CFF Award dated September 2013 but made no draws against the Amended CFF award.

14. Commitments

Operating Leases

We are obligated under operating leases for office space. We lease an office space in Copenhagen, Denmark with a lease effective on June 1, 2014 and expiring on November 30, 2019. Our monthly rent is approximately five thousand dollars. On March 23, 2017, we sublet office space located in San Diego, California with rentable office space of approximately 13,707 square feet which previously served as Mast’s corporate headquarters, to a third party.  However, as a result of the Merger, the Company no longer had an ongoing need for these facilities. The term of the sub-sublease commenced on July 1, 2017 and expires on May 31, 2020, coterminous with a sublease agreement dated June 19, 2014 with the sublessor. Monthly base rent under the sub-sublease is approximately forty-four thousand dollars, subject to increases of 3.0% annually on the anniversary of the commencement date of the sub-sublease term. However, monthly base rent for calendar month two of the sub-sublease term was abated.

On November 29, 2017, we entered into a sublease agreement for a new office space for our corporate headquarters and subleased our previous office space with a lease expiring on November 30, 2019 with monthly rent of approximately five thousand dollars.  The term of the sublease for the new space commenced on January 1, 2018 and will continue until July 31, 2021 and we agreed to make monthly rental payments of thirteen thousand dollars, subject to increases of approximately 2% annually on the anniversary of the commencement date of the sublease term. However, monthly base rent for calendar month one of the sublease term was abated.

We previously leased office space for our corporate headquarters, prior to our relocation on January 1, 2018, discussed herein, in Austin, Texas pursuant to an operating lease dated November 19, 2012, as amended May 22, 2015 under which we are obligated to remit monthly rental payments of approximately five thousand dollars for the period January 1, 2018 through January 31, 2019 and five thousand six hundred dollars through February 1, 2019. On November 29, 2017, we entered into a sublease agreement pursuant to which the sublessee will assume the office space and these rental payments effective January 1, 2018 except for the first month rent on January 2018.

The future minimum annual lease payments under the operating leases are as follows (in thousands):

Year Ending December 31,
2018	822
2019	831
2020	396
2021	97
2,146

Rent expense for our office spaces is recognized on a straight-line basis. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $0.1 million, and $0.1 million, respectively, and reflected an offset of sublessee rental receipts.

As of December 31, 2017, the Company leases certain research and development equipment as part of a contract manufacturing arrangement. The leased equipment is accounted for as a capital lease, and the present value of the future minimum lease payments are recorded as a liability on the balance sheet as of December 31, 2017. The future minimum annual lease payments under the capital lease are as follows (in thousands):

Year Ending December 31,
2018	$292
2019	301
Total minimum lease payments	$593
Less: imputed interest	(31)
Total capital lease obligation	$562

Contingent Royalty and Milestone Payments

The Company is also subject to certain contingent royalty payments to the CFFT as described in Note 6 and certain manufacturers of Molgradex and related supplies as described in Note 1.

Settlement with Clinical Vendor

On June 29, 2017, the Company executed a Memorandum of Understanding (“MOU”) with TFS Trial Form Support International AB (“TFS”) and DOT World Co., Ltd. (“DOT”) in order to resolve the issue of outstanding payment for services owed to DOT by

Serendex in connection with the Molgradex clinical trial conducted prior to our acquisition of Serendex in July 2016. As part of this MOU, the Company agreed to pay TFS approximately $0.5 million based on an installment payment schedule through December 31, 2017, if Serenova A/S (“Serenova”), the successor to Serendex, failed to pay the parties in full by June 30, 2017. Serenova failed to pay TFS in full by June 30, 2017, and the Company accrued the full settlement amount.  During the year ended December 31, 2017, the Company paid $0.5 million of the accrued settlement amount and continued to pursue collection from Serenova.

On September 1, 2017, Savara and Serenova entered into a settlement agreement with respect to the matter under which Serenova agreed to make a cash settlement payment to Savara of $0.3 million. Additionally, under the terms of settlement agreement, within ninety days following the cash settlement payment to Savara, which occurred on September 11, 2017, Serenova was provided the right, but not the obligation, to purchase up to 650,000 shares of common stock of Savara at a price per share equal to 90% of the volume weighted average price of Savara’s common stock for the five (5) trading days ending on the date that Serenova elects to purchase such shares.  Management determined that this call option should be separated and accounted for as a derivative.  Since this call option meets the net settlement criterion and the settlement provisions are consistent with the fixed-for-fixed equity instrument and indexed to the Company’s stock, the derivative instrument is equity-classified.  As such, the call option was valued at $0.3 million using the Black-Scholes option pricing model with the following assumptions:  volatility 11.08%, expected term of ninety days, risk-free interest rate of 1.04%, and a zero dividend yield.  Serenova did not exercise the call option within the ninety day period, and as such, the corresponding warrants were forfeited and cancelled.

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

15. Related Party Transactions

Pursuant to the Company’s public offering on June 7, 2017 (Note 12), Zambon SpA purchased 4,693,540 shares of the Company's common stock and holds approximately 15.4% of the Company's outstanding shares and voting interests of the Company as of December 31, 2017.

16. Stock-Based Compensation

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

Prior to the closing of the Merger, the Company had issued incentive and non-qualified options and restricted stock to employees and non-employees under the 2008 Plan. The terms of the stock options, including the exercise price per share and vesting provisions, are determined by the board of directors. Stock options were granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant based upon objective and subjective factors including: third-party valuations, preferred stock transactions with third parties, current operating and financial performance, management estimates and future expectations. Stock option grants typically vest quarterly over three to four years and expire ten years from the grant date, and restricted stock grants vest on a quarterly basis over four years and expire ten years from the grant date. As of December 31, 2017, 562,596 shares of restricted stock had been issued excluding forfeited shares of restricted stock and after giving effect to the Exchange Ratio.

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

The following table summarizes the restricted share activity for the years ended December 31, 2017 and 2016:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2015	180,813	$0.75
Granted	—	—
Vested	(72,402)	$0.73
Forfeited	—	—
Nonvested at December 31, 2016	108,411	$0.69
Granted	—	—
Vested	(73,176)	0.74
Forfeited	(19,045)	0.5
Nonvested at December 31, 2017	16,190	$0.65

The total fair value of restricted stock that vested during the year ended December 31, 2017 was $0.1 million. The total compensation cost related to non-vested restricted stock not yet recognized as of December 31, 2017 was ten thousand dollars, which will be recognized over a weighted average period of approximately .96 years.

During the year ended December 31, 2017 and 2016, the Company did not issue any shares of restricted stock to employees under the 2008 Plan.

Changes in 2008 Plan

Subsequent to the Merger, the Company no longer issues stock based awards under the 2008 Plan.

B. 2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was amended and approved by stockholders in June 2015. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted share units (“RSUs”), performance units, shares and other share-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of December 31, 2017, the number of shares of our common stock available for grant under the 2015 Plan was 84,168 shares.

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

Stock Options and Restricted Stock Units

The Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company’s employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. The Company uses the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. The valuation of stock options is also impacted by the valuation of common stock. Stock option awards generally have ten-year contractual terms and vest over four years for issuances to employees based on continuous service; however, the 2015 Plan allows for other vesting periods.

The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the years ended December 31:

	2017	2016
Risk-free interest rate	2.08% - 2.24%	1.49% - 2.31%
Expected term (years)	7.05	6.00 - 6.25
Expected volatility	80% - 81%	50% - 63%
Dividend yield	0%	0%

The following table summarizes the assumptions used for estimating the fair value of stock options granted to non-employees for the year ended December 31:

	2017	2016
Risk-free interest rate	1.97% - 2.39%	2.31% - 2.38%
Expected term (years)	7.05 - 9.82	9.57 - 9.76
Expected volatility	80%	63%
Dividend yield	0%	0%

C. Stock-Based Award Activity

The following tables provides a summary of stock option activity for employees and non-employees for the 2008 Plan and 2015 Plan (the “Plans”) and Restricted Stock Unit (“RSU’s”) activity for the year ended December 31, 2017, after giving effect of the Reverse Stock Split and Exchange Ratio:

Stock Options:

	Shares Underlying Option Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2016	2,129,856	$7.98	8.54	$—
Granted	375,614	12.58	7.12	—
Exercised	(124,061)	1.31	—	—
Expired/cancelled/forfeited	(464,577)	32.31	—	—
Outstanding at December 31, 2017	1,916,832	$3.47	7.89	$22,504
Options Exercisable at December 31,2017	863,001	$1.12	6.52	$12,157
Vested and expected to vest at December 31, 2017	1,916,832	$3.47	7.89	$22,504

RSU’s:

	Shares Underlying Option Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2016	—	$—
Granted	162,588	8.26
Exercised	(75,486)	9.61
Expired/cancelled/forfeited	(227)	9.80
Outstanding at December 31, 2017	86,875	$7.08

The following table provides a summary of options issued to employees and non-employees that are outstanding and vested as of December 31, 2017:

Exercise Price	Number Outstanding	Weighted Average Life (in Years)	Number Exercisable	Weighted Average Life (in Years)
$0.19	22,854	1.14	22,854	1.14
$0.31	7	1.95	7	1.95
$0.52	50,650	3.09	50,650	3.09
$0.55	35,160	3.95	35,160	3.95
$0.65	281,147	5.43	256,862	5.56
$0.82	101,378	6.00	101,378	6.00
$1.46	445,360	7.97	225,118	7.97
$1.51	127,578	8.82	31,894	8.82
$1.76	494,584	8.96	126,890	8.96
$5.13	7,500	9.40	7,500	9.40
$5.85	17,500	2.68	3,438	8.16
$8.70	90,000	9.64	1,250	9.80
$15.21	243,114	9.97	—	9.97
	1,916,832		863,001

The weighted average grant date fair values for the Company’s stock options granted during the years ended December 31, 2017 and 2016 were $9.11 per share and $1.67 per share, respectively. The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2017 was $4.0 million, which will be recognized over a weighted average period of approximately 3.81 years. 124,061 and 823 stock options were exercised during the years ended December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Company granted options to purchase a total of 10,000 shares of common stock to non-employees under the 2015 Plan.

The Company recorded stock-based compensation expense for options issued to non-employees of $30,640, $3,400 and $4,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, 5,713 non-employee options were vested and outstanding.

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year ended December 31,
	2017	2016	2015
Research and development	$207	$93	$69
General and administrative	345	116	84
Total stock-based compensation	$552	$209	$153

17. Income Taxes

The components of loss before income taxes for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands)

	2017	2016	2015
Domestic	$(21,942)	$(8,502)	$(8,999)
Foreign	(11,489)	(2,778)	—
Total	$(33,431)	$(11,280)	$(8,999)

The Company recorded a federal tax benefit of  $2.8 million for income tax related to a rate reduction on a deferred tax liability for the year ended December 31, 2017 and no federal tax provision for income tax for the years ended December 31, 2016 and 2015 due to the reported net losses. The Company recorded no state provision for income taxes for the years ended December 31, 2017, 2016, and 2015, due to revenues below the minimum tax threshold. The Company recorded a foreign current income tax benefit related to the refundable research credit. The components of the provision (benefit) for income taxes are as follows for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(814)	(357)	—
Total Current	(814)	(357)	—
Deferred:
Federal	(2,820)	—	—
State	—	—	—
Foreign	—	—	—
Total Deferred	(2,820)	—	—
Total Income tax expense (benefit)	$(3,634)	$(357)	$—

A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Income Tax Expense (Benefit) Computed at Federal Statutory Tax Rate	$(11,367)	$(3,835)	$(3,059)
Change in Valuation Allowance	1,487	4,009	3,488
Orphan Drug & Research Credits Generated	(3,427)	(2,435)	(1,983)
Orphan Drug & Research Credit Expense Disallowance	1,691	1,126	674
State Research Credits Generated, net of Federal Benefit	—	—	(175)
Contingent Liability	762	—	—
Impact of Foreign Operations	1,363	333	—
Note Conversion	618	—	—
Change in Tax Rate Due to the 2017 Tax Act	4,096	—	—
Transaction Costs	657	—	—
Interest on Convertible Debt	—	—	867
Other Permanent Differences	486	445	188
Total	(3,634)	(357)	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based upon the Company’s lack of earnings history. During the years ended December 31, 2017 and December 31, 2016, the valuation allowance increased by $7.9 million and $4.0 million, respectively.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred Tax Liabilities:
Stock-based Compensation	$—	$2
Depreciation	87	257
Prepaid Assets	378	—
Intangible Assets	7,181	2,305
Total Deferred Tax Liabilities	7,646	2,564
Deferred Tax Assets:
Net Operating Loss Carryforwards	13,194	7,483
Amortization	6	11
Credit Carryforwards	9,770	7,241
Charitable Contributions	—	—
Accrued Liabilities & Other	345	455
Total Deferred Tax Assets	23,315	15,190
Subtotal	15,669	12,626
Valuation Allowance	(22,850)	(14,931)
Net Deferred Taxes	$(7,181)	$(2,305)

On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from a maximum of 35% to a flat 21% rate and reducing the orphan drug credit from 50% to 25% of qualifying expenditures, effective for tax years beginning after December 31, 2017. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate under the 2017 Tax Act, the Company revalued its deferred tax assets and liabilities as of December 31, 2017 resulting in a net income tax benefit of 2.8 million. The accounting for the income tax effects of the 2017 Tax Act and related adjustments are reflected as provisional amounts in the financial statements as of and for the year ended December 31, 2017.

Given the significant risk associated with the completion and commercialization of the Company’s products that will be derived from the indefinite lived in-process research and development asset, management is not considering the corresponding deferred tax liability as a source of income for purposes of its valuation allowance due to the uncertainty of if and when this temporary difference would ever reverse. As of December 31, 2017 and 2016, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $52.8 million and $21.7 million, respectively. The Company also had available research and orphan drug tax credit carryforwards for federal income tax purposes of approximately $9.7 million and $7.2 million, respectively. If not utilized, these carryforwards expire at various dates beginning in 2028. As of December 31, 2017 and 2016, the Company had state research and development tax credit carryforwards of approximately $143,000 and $69,000, respectively, which will begin to expire in 2034 if not utilized. As of December 31, 2017 and 2016, the Company had foreign NOL carryforwards of approximately $9.5 million and $0.4 million, respectively, which have an indefinite carryforward period.

Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as well as similar state provisions. Ownership changes may limit the amount of NOL carryforwards and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders in the stock of a corporation by more than 50 percentage points in the aggregate over a three-year period. The Company has not performed a study to determine whether any ownership change has occurred since the Company’s formation through December 31, 2017. However, the Company believes that it has experienced at least two ownership changes in the past and that it may experience additional ownership changes as a result of subsequent shifts in its stock ownership. Should there be an ownership change that has occurred or will occur, the Company’s ability to utilize existing carryforwards could be substantially restricted and may result in the expiration of such carryforwards prior to utilization.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2017 and 2016, the Company had no unrecognized tax benefits. During the years ended December 31, 2017 and 2016, the Company had no interest and penalties related to income taxes.

The Company files income tax returns in the U.S. federal, state, and foreign jurisdictions. As of December 31, 2017, the statute of limitations for assessment by the Internal Revenue Service (“IRS”) is open for the 2014 and subsequent tax years, although carryforward attributes that were generated for tax years prior to then may still be adjusted upon examination by the IRS if they either have been, or will be, used in a future period. The 2013 and subsequent tax years remain open and subject to examination by the state taxing authorities. The 2016 and subsequent tax years remain open and subject to examination by the foreign taxing authorities. There are   currently no federal, state, or foreign income tax audits in progress.

18. Net Loss per Share

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

As of December 31, 2017, 2016, and 2015 potentially dilutive securities include:

	Year ended December 31,
	2017	2016	2015
Awards under equity incentive plan	1,916,832	1,814,645	1,079,679
Unvested restricted shares	103,065	108,411	180,813
Series A Contingent Redeemable Preferred Stock	—	1,054,744	1,054,744
Series B Contingent Redeemable Preferred Stock	—	3,325,776	3,325,776
Series C Contingent Redeemable Preferred Stock	—	2,653,726	2,407,107
2016 Series C Convertible Note	—	634,050	—
Warrants to purchase Series B Contingent Redeemable Preferred Stock	—	169,920	169,920
Warrants to purchase Series C Contingent Redeemable Preferred Stock	—	74,992	—
Warrants to purchase common stock	2,068,684	—	—
Total	4,088,581	9,836,264	8,218,039

The following table reconciles basic earnings per share of common stock to diluted earnings per share of common stock for the years ended December 31, 2017, 2016, and 2015.

	Year ending December 31,
	2017	2016	2015
Net loss	$(29,797)	$(10,923)	$(8,999)
Accretion of convertible redeemable preferred stock	(578)	(94)	(183)
Deemed dividend on beneficial conversion feature	(404)	—	—
Net loss attributable to common stockholders	(30,779)	(11,017)	(9,182)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(30,779)	(11,017)	(9,182)
Weighted average common shares outstanding, basic and diluted	17,521,119	1,960,490	968,810
Basic and diluted EPS	$(1.76)	$(5.62)	$(9.48)

19. Quarterly Financial Data (Unaudited)

The following table summarizes unaudited quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per share data).

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$—	$—	$—	$—
Operating loss	$(4,774)	$(9,343)	$(6,543)	$(9,296)
Net loss	$(4,974)	$(11,504)	$(6,817)	$(6,502)
Basic and diluted net loss per share	$(0.97)	$(0.90)	$(0.28)	$(0.23)

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$—	$—	$—	$400
Operating loss	$(1,691)	$(1,983)	$(3,230)	$(4,044)
Net loss	$(1,676)	$(2,051)	$(3,227)	$(3,969)
Basic and diluted net loss per share	$(0.97)	$(1.97)	$(1.21)	$(1.31)

20. Subsequent Events

Subsequent to year end, we received topline results on the Aironite study indicating that it did not meet its primary and secondary endpoints. Given the results, we do not plan to support any new development of Aironite. The study results are a triggering event in the first quarter of 2018 pursuant to which we shall perform a qualitative and quantitative impairment analysis of the related In-process R&D attributed to the Aironite product acquired in the Merger.