Form 10-Q
period 2018-03-31
Savara Inc
filed 2018-05-09
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 9, 2018, the registrant had 30,606,866 shares of common stock, $0.001 par value per share, outstanding.

i

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$22,122	$22,121
Short-term investments	62,862	72,192
Prepaid expenses and other current assets	2,586	3,551
Total current assets	87,570	97,864
Property and equipment, net	837	925
In-process R&D	12,238	33,626
Goodwill	27,171	27,082
Other non-current assets	1,056	131
Total assets	$128,872	$159,628
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,418	$2,784
Accrued expenses	1,947	2,966
Current portion of capital lease obligation	21	265
Total current liabilities	5,386	6,015
Long-term liabilities:
Debt facility	14,884	14,775
Contingent consideration	11,814	11,948
Deferred tax liability	2,692	7,181
Capital lease obligation, net of current portion	297	297
Other long-term liabilities	96	103
Total liabilities	35,169	40,319
Stockholders’ equity:
Common stock, $0.001 par value, 500,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 30,604,366 and 30,509,522 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	32	32
Additional paid-in capital	187,448	186,522
Accumulated other comprehensive income (loss)	1,275	958
Accumulated deficit	(95,052)	(68,203)
Total stockholders’ equity	93,703	119,309
Total liabilities and stockholders' equity	$128,872	$159,628

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$8,539	$2,948
General and administrative	1,769	1,736
Impairment of acquired IPR&D	21,692	—
Depreciation	107	90
Total operating expenses	32,107	4,774
Loss from operations	(32,107)	(4,774)
Other income (expense):
Interest expense, net	(104)	(245)
Foreign currency exchange gain (loss)	(61)	(32)
Change in fair value of financial instruments	(56)	(160)
Total other income (expense)	(221)	(437)
Loss before income taxes	(32,328)	(5,211)
Income tax benefit	5,479	237
Net loss	$(26,849)	$(4,974)
Accretion of redeemable convertible preferred stock	—	(24)
Net loss attributable to common stockholders	$(26,849)	$(4,998)
Other comprehensive income:
Gain (loss) on foreign currency translation	341	143
Unrealized gain (loss) on short-term investments	(24)	—
Total Comprehensive Loss	$(26,532)	$(4,831)
Net loss per share:
Basic and diluted	$(0.88)	$(1.65)
Weighted average common shares outstanding
Basic and diluted	30,543,746	3,029,223

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Period Ended March 31, 2018

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total
Balance on December 31, 2017	30,509,522	$32	$186,522	$(68,203)	$958	$119,309
Issuance of common stock upon At The Market sales, net	46,900	—	493	—	—	493
Issuance of common stock for settlement of RSUs	11,250	—	—	—	—	—
Net issuance of common stock upon cashless exercise of stock options	28,655	—	—	—	—	—
Issuance of common stock upon exercise of stock options	6,000	—	3	—	—	3
Issuance of common stock upon exercise of warrants	2,039	—	18	—	—	18
Stock-based compensation	—	—	412	—	—	412
Foreign exchange translation adjustment	—	—	—	—	341	341
Unrealized gain (loss) on short-term investments	—	—	—	—	(24)	(24)
Net loss incurred	—	—	—	(26,849)	—	(26,849)
Balance on March 31, 2018	30,604,366	$32	$187,448	$(95,052)	$1,275	$93,703

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(26,849)	$(4,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	107	90
Impairment of acquired IPR&D	21,692	—
Changes in fair value of financial instruments	96	60
Change in fair value of contingent consideration	(134)	100
Noncash interest	35	98
Foreign currency gain/(loss)	61	32
Amortization of debt issuance costs	109	—
Accretion on discount to short-term investments and convertible promissory notes	(138)	149
Stock-based compensation	412	81
Provision (benefit) for deferred taxes	(4,555)	—
Changes in operating assets and liabilities:
Grant and award receivable	—	400
Tax refund receivable	(873)	(165)
Prepaid expenses and other current assets	927	(32)
Deferred rent	(7)	(2)
Accounts payable and accrued expenses	(554)	1,319
Net cash used in operating activities	$(9,671)	$(2,844)
Cash flows from investing activities:
Purchase of property and equipment	(19)	(59)
Maturities of available-for-sale securities	25,300	—
Purchase of available-for-sale securities	(15,891)	—
Net cash provided by / (used in) investing activities	$9,390	$(59)
Cash flows from financing activity:
Issuance of common stock upon exercise of warrants	18	—
Issuance of common stock upon at the market offerings, net	493	—
Proceeds from exercise of stock options	3
Capital lease obligation principal payments	(243)	—
Net cash provided by financing activities	$271	$—
Effect of exchange rate changes on cash and cash equivalents	11	(6)
Increase / (Decrease) in cash and cash equivalents	$1	$(2,909)
Cash and cash equivalents beginning of period	22,121	13,373
Cash and cash equivalents end of period	$22,122	$10,464

Non-cash transactions:
Accretion of redeemable convertible preferred stock	$—	$24

Supplemental disclosure of cash flow information:
Cash paid for interest	$334	$—

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Savara Inc. (“Savara,” the “Company,” or as used in the context of “we” or “us”) is an orphan lung disease company. The Company’s pipeline comprises Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor, or GM-CSF, in Phase 3 development for pulmonary alveolar proteinosis (“PAP”), and in Phase 2a development for nontuberculous mycobacterial (“NTM”) lung infection and AeroVanc, a Phase 3 stage inhaled vancomycin for treatment of persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in individuals living with cystic fibrosis (“CF”). The Company and its wholly owned subsidiaries operate in one segment with its principal offices in Austin, Texas.

Since inception, Savara has devoted substantially all of its efforts and resources to identifying and developing its product candidates, recruiting personnel, and raising capital. Savara has incurred operating losses and negative cash flow from operations and has no product revenue from inception to date. The Company has not yet commenced commercial operations.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2018, and its results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The December 31, 2017 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017.

2. Summary of Significant Accounting Policies

Liquidity

As of March 31, 2018, the Company had an accumulated deficit of approximately $95.1 million. The Company also had negative cash flow from operations of approximately $9.7 million during the three months ended March 31, 2018. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Accordingly, the Company will need additional capital to further fund the development of, and seek regulatory approvals for, its product candidates and begin to commercialize any approved products.

Currently, the Company is primarily focused on the development of respiratory drugs and believes such activities will result in the Company’s continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of the Company’s product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of the Company’s product candidates, if approved, fail to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents on hand and through a combination of equity offerings, debt financings, government or other third-party funding, and other collaborations and strategic alliances. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

While the Company had cash and cash equivalents of $22.1 million and short-term investments of $62.9 million as of March 31, 2018, we intend to continue to raise additional capital as needed through the issuance of additional equity and potentially through borrowings, and strategic alliances with partner companies. However, if such financings are not available timely and at adequate levels, the Company will need to reevaluate its operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, institutional bank money market accounts, and commercial paper with original maturities of three months or less when acquired and are stated at cost, which approximates fair value.

Short-term Investments

The Company has classified its investments in debt securities with readily determinable fair value as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of “Accumulated other comprehensive income (loss)” within stockholders' equity.

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

Accrued Research and Development Costs

The Company records the costs associated with research, nonclinical studies, clinical trials, and manufacturing development as incurred. These costs are a significant component of the Company’s research and development expenses, with a substantial portion of the Company’s on-going research and development activities conducted by third-party service providers, including contract research and manufacturing organizations.

The Company accrues for expenses resulting from obligations under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers for which payment flows do not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be amortized or expensed as the contracted services are performed. As actual costs become known, the Company adjusts its prepaids and accruals. Inputs, such as the services performed, the number of patients enrolled, or the study duration, may vary from the Company’s estimates resulting in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. To date, the Company has not experienced any material deviations between accrued and actual research and development expenses.

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

Goodwill, Acquired In-Process Research and Development (IPR&D) and Deferred Tax Liability

Goodwill and acquired IPR&D are not amortized but are tested annually for impairment or more frequently if impairment indicators exist. The Company adopted accounting guidance related to annual and interim goodwill and acquired IPR&D impairment tests which allows the Company to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative impairment test is required.  During the three months ended March 31, 2018, the Company experienced a $0.1 million and $0.3 million increase in the carrying value of goodwill and IPR&D, respectively, related to its acquisition of Savara ApS on July 15, 2016, which was due to foreign currency translation.  In addition, during the three months ended March 31, 2018, the Company recorded $21.7 million of impairment charges and a corresponding decrease to the carrying value of IPR&D related to the Aironite drug candidate assumed in the Merger as further described in Note 6 due to the unfavorable results from a Phase 2 study that demonstrated a failure of Aironite to meet the endpoints of the study and limited effectiveness of the compound in patients.  As a result of the IPR&D impairment charges recorded in the first quarter of 2018, the Company reduced the associated deferred tax liability related to the acquired IPR&D from the Merger by $4.6 million and recorded a tax benefit.

Tax Refund Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, for the three months ended March 31, 2018. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. As of March 31, 2018, credits totaling $1.6 million had been generated but not yet received. This Danish tax credit of approximately $1.6 million is composed of $0.9 million related to research and development activities incurred during the year ended December 31, 2017 and is recorded as a receivable in prepaid expenses and other current assets as receipt is expected to occur in the fourth quarter of 2018. The remaining portion of the Danish tax credit of $0.7 million which was generated during the three months ended March 31, 2018 is recorded in other non-current assets and is expected to be received in the fourth quarter of 2019.

The Company also recognized a tax benefit for the three months ended March 31, 2018 as provided by the Australian Taxation Office for qualified research and development expenditures incurred on the NTM program incurred through our subsidiary, Savara Australia Pty. Limited. Under Australian tax law, Australia remits a research and development tax credit equal to 43% of qualified research and development expenditures, not to exceed established thresholds. As of March 31, 2018, credits totaling $0.1 million had been generated but not yet received. This Australian tax credit of approximately $0.1 million is recorded in other non-current assets and is expected to be received in during the fourth quarter of 2019.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Our chief operating decision maker is the chief executive officer. We have one operating segment, specialty pharmaceuticals within the respiratory system.

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

Financial instruments carried at fair value include cash and cash equivalents and contingent consideration related to the acquisition of Serendex (Note 8) for which any change is reflected in general and administrative expense, and foreign exchange derivatives, certain warrants previously classified as liabilities and embedded put options separated from the convertible promissory notes which were converted to equity or derecognized pursuant to the Merger.

Financial instruments not carried at fair value include accounts payable and accrued liabilities. The carrying amounts of these financial instruments approximate fair value due to the highly liquid nature of these short-term instruments.

Net Loss per Share

Basic net loss attributable to common stockholders per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock, restricted stock and restricted stock units outstanding during the period without consideration of common stock equivalents. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods presented as the inclusion of all potential dilutive securities would have been antidilutive.

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

Manufacturing Contingent Milestone Payments (in thousands):

March 31, 2018
Molgradex API manufacturer:
Delivery of working and master cell banks	$600
Achievement of certain milestones related to regulatory approval of Molgradex	2,000
Molgradex nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer Molgradex	8,628
Total manufacturing commitments	$11,228

As of March 31, 2018 and December 31, 2017, none of the above milestones had been met.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and has subsequently issued several supplemental and/or clarifying ASUs, which comprise the new comprehensive revenue recognition standard that will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The standard’s core principle is that a reporting entity will recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We have performed an assessment of our contracts with third parties and determined that they would not have a material impact on our financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”). The update aims at making leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which intended to add or clarify guidance on the classification of certain cash receipts and payments on the statement of cash flows. The new guidance addresses cash flows related to the following: debt prepayment or extinguishment costs, settlement of zero coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies, distributions received from equity method investees, beneficial interest in securitization transactions, and the application of predominance principle to separately identifiable cash flows. ASU 2016-15 is effective for the Company for annual periods beginning after December 15, 2017 with early adoption permitted. The Company’s adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for the Company for annual periods beginning after December 15, 2017 with early adoption permitted. The Company’s adoption of this standard did not have a material impact on the Company’s financial statements.

3. Prepaid expenses and other current assets

Prepaid expenses, consisted of (in thousands):

	March 31, 2018	December 31, 2017
R&D tax credit receivable	$857	$834
Prepaid clinical trial costs	1,245	2,129
VAT receivable	171	196
Prepaid insurance	123	158
Forward currency exchange derivative	—	40
Deposits and other	190	194
Total prepaid expenses and other current assets	$2,586	$3,551

4. Accrued expenses and other liabilities

Accrued expenses and other liabilities, consisted of (in thousands):

	March 31, 2018	December 31, 2017
Accrued contracted research and development costs	$1,477	$1,308
Accrued general and administrative costs	187	323
Accrued compensation	227	1,328
Forward currency contract obligation	56	—
Other	—	7
Total accrued expenses and other liabilities	$1,947	$2,966

5. Short-term Investments

Short-term Investments in Available for Sale Securities

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments as of March 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$11,914	$—	$(19)	$11,895
Asset backed securities	7,118	—	(16)	7,102
Corporate securities	17,560	1	(35)	17,526
Commercial paper	26,339	—	—	26,339
Total short-term investments	$62,931	$1	$(70)	$62,862

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. Classification as short-term or long-term is based upon whether the maturity of the debt securities is less than or greater than twelve months.

There were no significant realized gains or losses related to investments for the three months ended March 31, 2018 and March 31, 2017.

6. Acquisitions

Mast

On April 27, 2017, Savara completed its business combination with Mast Therapeutics, Inc. ("Mast"), a publicly held company, in accordance with the terms of the Agreement and Plan of Merger and dated January 6, 2017 (the "Merger"). The Merger was accounted for as a reverse merger under the acquisition method of accounting whereby Savara was considered to have acquired Mast for financial reporting purposes because, immediately upon completion of the Merger, Savara stockholders held a majority of the voting interest of the combined company.

Pursuant to business combination accounting, the Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value with limited exceptions. The Company used the Multi-Period Excess Earnings Model (MPEEM), a form of the income approach to value the in-process research and development intangible asset.  Under the valuation method, the present value of future cash flows expected to be generated from the in-process research and development of the acquired product candidate, Aironite, was determined using a reasonable discount rate, and identified projected cash flows from Aironite were risk adjusted to take into consideration the probabilities of moving through the various clinical stages.  The excess of the purchase price over the assets acquired and liabilities assumed represents goodwill. The goodwill is primarily attributable to the synergies expected to arise after the acquisition and is not expected to be deductible for tax purposes.  All transaction costs associated with the Merger were incurred during the year ended December 31, 2017.  The total purchase price for Mast was $35.8 million based on the fair value of the outstanding Mast equity on the date of the Merger which was allocated as follows:

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

As discussed in Note 2, during the three months ended March 31, 2018, the Company recorded a $21.7 million impairment charge and corresponding decrease to the carrying value of IPR&D recorded with respect to the Merger to write the IPR&D asset off in full due to the failure of Aironite to meet its primary and secondary endpoints in the Phase 2 study. Following the negative outcome of the study, Savara does not plan to support any new development of Aironite. The decrease in the carrying value of IPR&D has been recognized as an expense to Impairment to acquired IPR&D included in the condensed consolidated statement of operations for the three months ended March 31 2018. As a result of the impairment charge recorded in the first quarter of 2018, the Company reduced the related deferred tax liability by $4.6 million and recorded a tax benefit.

7. Debt Facility

On April 28, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank (the “Loan Agreement”). During the year ended December 31, 2017, upon satisfaction of the conditions of the Loan Agreement, the Company executed two tranches totaling $15.0 million, the maximum credit available pursuant to the debt facility. The capital was utilized for the repayment of $3.7 million of principal debt and fees of Mast assumed in the Merger.  The residual capital is being utilized to fund ongoing development programs of the Company and for general corporate purposes.

The Loan Agreement contains customary affirmative and negative covenants, including among others, covenants limiting our ability and that of our subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates, in each case subject to certain exceptions.

The Loan Agreement bears interest at the prime rate reported in The Wall Street Journal, plus a spread of 4.25%. Interest only payments are due through September 2018 followed by monthly payments of principal plus interest over the following 30 months.  Since the second tranche was fully extended, the interest only period was extended for an additional 6 months, through March 2019 followed by monthly payments of principal plus interest over the following 24 months through the maturity date of March 1, 2021 under the Loan Agreement provisions. We were obligated to pay customary closing fees and are obligated to pay a final payment of 6.0% of the aggregate principal amount of term loans advanced under the facility. The end of term charge of $0.9 million will be due on the scheduled maturity date and is being recognized as an increase to the principal with a corresponding charge to interest expense over the term of the facility using the effective interest method.

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

Upon funding the second tranche of the Loan Agreement, the Company was obligated to issue warrants to purchase shares of the Company’s common stock equal to 3.0% of the funded amount divided by an exercise price to be set based on the average price per share over the preceding 10 trading days prior to funding or the price per share prior to the day of funding. As such, the Company issued additional warrants for 41,736 shares at an exercise price of $5.39 with a ten year life, expiring June 15, 2027 (“June 2017 Warrants”).

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

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value, which approximates the fair value (in thousands):

	As of March 31, 2018
	Short-term	Long-term
Principal payments to lender and end of term charge	$—	$15,216
Debt Issuance costs	—	(73)
Debt discount related to warrants	—	(259)
Carrying Value	$—	$14,884

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

Additional investments in corporate debt securities and commercial paper are considered Level 2 financial instruments because the Company has access to quoted prices but does not have visibility to the volume and frequency of trading for all of these investments. For the Company’s investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

Foreign exchange derivatives not designated as hedging instruments are considered Level 2 fair value measurements. The Company’s foreign exchange derivative instruments are typically short-term in nature.

The Company also determined that the contingent consideration, described further below, was a Level 3 financial instrument.

The fair value of these instruments as of March 31, 2018 and December 31, 2017 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2018:
Cash equivalents:
U.S. Treasury money market funds	$10,777	$—	$—
Commercial paper	$—	$6,896	$—
Short-term investments:
U.S. government securities	$11,895	$—	$—
Asset backed securities		$7,102
Corporate securities	$—	$17,526	$—
Commercial paper	$—	$26,339	$—
Liabilities:
Contingent consideration	$—	$—	$11,814
Foreign exchange derivatives not designated as hedging instruments	$—	$56	$—
As of December 31, 2017:
Cash equivalents:
U.S. Treasury money market funds	$4,540	$—	$—
Commercial paper	$—	$1,029	$—
Repurchase agreements	$—	$2,500	$—
Short-term investments:
U.S. government securities	$11,885	$—	$—
Asset backed securities		$8,383
Corporate securities	$—	$22,082	$—
Commercial paper	$—	$29,842	$—
Other assets:
Foreign exchange derivatives not designated as hedging instruments	$—	$40	$—
Liabilities:
Contingent consideration	$—	$—	$11,948

Pursuant to the acquisition of certain assets, liabilities, and subsidiaries of Serendex A/S through is wholly-owned Danish subsidiary, Savara ApS on July 15, 2016, Savara agreed to pay the seller, in addition to a stipulated amount of shares of Savara’s common stock, (i) $5.0 million upon receipt of marketing approval of Molgradex by the European Medicines Agency, (ii) $15.0 million upon receipt of marketing approval of Molgradex by the FDA, and (iii) $1.5 million upon receipt of marketing approval of Molgradex by the Japanese Pharmaceuticals and Medical Devices Agency (the “Contingent Milestone Payments”). The Company estimates the likelihood of approval in each region, separately, based on the product candidate’s current phase of development and utilizing published studies of clinical development success rates for comparable non-oncology orphan drugs. The present value of the potential cash outflows from the probability weighted Contingent Milestone Payments is then estimated by taking into consideration that the Contingent Milestone Payments are similar to a business expense of the Company and would be senior to any Company debt obligations. The resulting weighted average present value factor is then applied to discount the probability adjusted Contingent Milestone Payments for each region to derive the fair value of the Contingent Milestone Payments.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands) for the three months ended March 31, 2018 and year ended December 31, 2017:

	Warrant Liability	Put options on convertible promissory notes	Contingent Consideration
As of December 31, 2016	$303	$979	$9,708
Change in fair value	67	169	2,240
Put option at issuance of convertible promissory notes	—	828	—
Conversion of convertible promissory notes		(1,976)
Reclassification of warrant liability to common equity upon Merger	(370)	—	—
Balance at December 31, 2017	$—	$—	$11,948
Change in fair value	—	—	(134)
Balance at March 31, 2018	$—	$—	$11,814

The Company records changes in fair value of the contingent consideration in general and administrative expense.

In June 2017, the Company determined that there would be a change to the Molgradex program due to the FDA’s guidance on the clinical program requirements for a New Drug Application submission in the U.S. related to the Molgradex product, which was issued in May 2017.  Based on the FDA's guidance, the Company modified certain criteria of its Molgradex development program which the Company believes will accelerate the development timeline in the U.S.  The Company accordingly accounted for this change in its valuation of the contingent consideration as of June 30, 2017. Additionally, in the first quarter of 2018, Savara received approval from the FDA of its expansion of the Molgradex Phase 3 Study for PAP into the U.S. to support its expedited U.S. development strategy for Molgradex. However, in order to achieve sufficient support for the study endpoints and outcome, the sample size of the study will be increased resulting in the extension of the patient enrollment completion dates, and hence, the approval dates of Molgradex, by approximately two calendar quarters. The Company likewise accounted for this change in its valuation of the contingent consideration as of March 31, 2018.

The Company also accounted for the time value of money related to the Contingent Milestone Payments from December 31, 2017 to March 31, 2018 in its assessment. Accordingly, the related contingent consideration liability was remeasured to $11.8 million as of March 31, 2018 reflecting a change in fair value of $0.1 million for the three months ended March 31, 2018.

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2 and Level 3 during the three months ended March 31, 2018 and year ended December 31, 2017.

9. Derivative Financial Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company seeks to limit these risks by following risk management policies and procedures, including the use of derivatives. The Company’s derivative contracts, which are not designated as hedging instruments, principally address short-term foreign currency exchange. The estimated fair value of the derivative contracts was based upon the relative exchange rate as of the balance sheet date. Accordingly, any gains or losses resulting from variances between this exchange rate and the exchange rate at the contract inception date were recognized as other income or expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2018, there were approximately $3.0 million of unsettled forward exchange contracts to purchase foreign currency and the net derivative financial instruments were recorded at their estimated fair value of fifty-six thousand dollars in accrued expenses.

10. Shareholders’ Equity

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

During the three months ended March 31, 2018, the Company sold 46,900 shares of common stock under the Sales Agreement, for net proceeds of approximately $0.5 million.

Common Stock

The Company’s amended and restated certificate of incorporation, effective upon the completion of the Merger, authorizes the Company to issue 501 million shares of common and preferred stock, consisting of 500 million shares of common stock with $0.001 par value and one million shares of preferred stock with $0.001 par value.  The following is a summary of the Company’s common stock at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Common stock authorized	500,000,000	500,000,000
Common stock outstanding	30,604,366	30,509,522

The Company’s shares of common stock reserved for issuance as of March 31, 2018 and December 31, 2017 were as follows:

	March, 2018	December 31, 2017
Warrants from Mast acquired in Merger	1,152,231	1,152,231
Warrants Converted Pursuant to Merger	72,953	74,992
April 2017 SVB Warrants	24,725	24,725
June 2017 SVB Warrants	41,736	41,736
Prefunded warrants	775,000	775,000
Stock options outstanding	1,786,438	1,916,832
Issued and unvested RSU's	195,625	86,875
Total shares reserved	4,048,708	4,072,391

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of March 31, 2018:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
401,391	$45.50	June 2018
314,446	$52.50	November 2019
32,467	$7.00	August 2020
403,927	$29.40	February 2021
72,953	$8.98	June 2021
24,725	$9.10	April 2027
41,736	$5.39	June 2027
775,000	$0.01	October 2024
2,066,645

11. Commitments

Operating Leases

We are obligated under operating leases for office space. We lease an office space in Copenhagen, Denmark with a lease effective on June 1, 2014 and expiring on November 30, 2019. Our monthly rent is approximately five thousand dollars. On March 23, 2017, we sublet office space located in San Diego, California with rentable office space of approximately 13,707 square feet, which previously served as Mast’s corporate headquarters, to a third party.  However, as a result of the Merger, the Company no longer had an ongoing need for these facilities. The term of the sub-sublease commenced on July 1, 2017 and expires on May 31, 2020, coterminous with a sublease agreement dated June 19, 2014 with the sublessor. Monthly base rent under the sub-sublease is approximately forty-four thousand dollars, subject to increases of 3.0% annually on the anniversary of the commencement date of the sub-sublease term. However, monthly base rent for calendar month two of the sub-sublease term was abated.

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

We previously leased office space for our corporate headquarters, prior to our relocation on January 1, 2018, discussed herein, in Austin, Texas pursuant to an operating lease dated November 19, 2012, as amended May 22, 2015 under which we are obligated to remit monthly rental payments of approximately five thousand dollars for the period January 1, 2018 through January 31, 2019 and five thousand six hundred dollars thereafter through November 30, 2019. On November 29, 2017, we entered into a sublease agreement pursuant to which the sublessee will assume the office space and these rental payments effective January 1, 2018 except for the first month’s rent on January 2018.

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

Prior to the closing of the Merger, the Company had issued incentive and non-qualified options and restricted stock to employees and non-employees under the 2008 Plan. The terms of the stock options, including the exercise price per share and vesting provisions, were determined by the board of directors. Stock options were granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant based upon objective and subjective factors including: third-party valuations, preferred stock transactions with third parties, current operating and financial performance, management estimates and future expectations. Stock option grants typically vest quarterly over three to four years and expire ten years from the grant date, and restricted stock grants vest on a quarterly basis over four years and expire ten years from the grant date. As of March 31, 2018, 562,596 shares of restricted stock had been issued excluding forfeited shares of restricted stock.

Restricted Stock

The Company values stock-based compensation related to grants of its restricted stock, which were issued prior to the Merger date, based on the fair value of the Company’s common stock as of the grant date and recognizes the expense over the requisite service period, usually four years. Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. To determine the value of its common stock, the Company utilized the Option Pricing Method. The valuation methodology includes estimates and assumptions that require the Company’s judgment. Inputs used to determine the estimated fair value of the Company’s common stock include the equity value of the Company, expected timing to a liquidity event, a risk-free interest rate and the expected volatility. Generally, increases or decreases in these unobservable inputs would result in a directionally similar impact on the fair value measurement of the Company’s common stock.

During the three months ended March 31, 2018 and 2017, the Company did not issue any shares of restricted stock to employees under the 2008 Plan.

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

B. 2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was amended and approved by stockholders in June 2015. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted share units (“RSUs”), performance units, shares and other share-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of March 31, 2018, the number of shares of our common stock available for grant under the 2015 Plan was 15,868 shares.

C. Stock-Based Award Activity

The following table provides a summary of stock-based awards for the 2008 Plan and 2015 Plan (the “Plans”) for the three months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Stock Options	RSUs	Total	Stock Options	RSUs	Total
Outstanding as of December 31	1,916,832	86,875	2,003,707	2,129,844	—	2,129,844
Granted	10,000	120,000	130,000	—	72,588	72,588
Exercised	(37,894)	(11,250)	(49,144)	—	—	-
Forfeited	(102,500)	-	(102,500)	(128,906)	(227)	(129,133)
Outstanding as of March 31	1,786,438	195,625	1,982,063	2,000,938	72,361	2,073,299

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Research and development	$228	$36
General and administrative	184	45
Total stock-based compensation	$412	$81

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

As of March 31, 2018 and 2017, potentially dilutive securities include:

	Three Months Ended
	March 31, 2018	March 31, 2017
Awards under equity incentive plan	1,786,438	1,715,026
Unvested restricted shares	207,768	73,095
Securities converted into common stock upon Merger	—	7,832,102
Warrants to purchase common stock	2,066,645	74,512
Total	4,060,851	9,694,735

The following table reconciles basic earnings per share of common stock to diluted earnings per share of common stock for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31 2018	March 31, 2017
Net loss	$(26,849)	$(4,974)
Accretion of convertible redeemable preferred stock	—	(24)
Net loss attributable to common stockholders	(26,849)	(4,998)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(26,849)	(4,998)
Weighted average common shares outstanding, basic and diluted	30,543,746	3,029,223
Basic and diluted EPS	$(0.88)	$(1.65)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND

RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” in this Quarterly Report on pages 26 through 47.

Overview

We are an orphan lung disease company. Our current pipeline comprises Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor, or GM-CSF, in Phase 3 development for pulmonary alveolar proteinosis (“PAP”), and in Phase 2a development for nontuberculous mycobacterial (“NTM”) lung infection, and AeroVanc, a Phase 3 stage inhaled vancomycin for treatment of persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in individuals living with cystic fibrosis (“CF”). Our strategy involves expanding our pipeline of potentially best-in-class products through indication expansion, strategic development partnerships and product acquisitions, with the goal of becoming a leading company in our field. Our management team has significant experience in orphan drug development and pulmonary medicine, identifying unmet needs, developing and acquiring new product candidates, and effectively advancing them to approvals and commercialization.

Together with our wholly owned subsidiaries, we operate in one segment and have our principal offices in Austin, Texas. Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no material product revenue from inception to date as we have not yet commenced commercial operations. From our inception, as a private company prior to the Merger, to March 31, 2018, we have raised net cash proceeds of approximately $154.1 million, from public offerings of common stock and private placements of convertible preferred stock, note financings and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $26.8 million for the three months ended March 31, 2018, which included an impairment charge of $21.7 million on certain acquired IPR&D, and $29.8 million for the year ended December 31, 2017. As of March 31, 2018, we had an accumulated deficit of $95.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We have chosen to operate by outsourcing our manufacturing and most of our clinical operations. We expect to incur significant additional expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our product candidates and add personnel necessary to operate as a public company with an advanced clinical candidate pipeline of products. In addition, operating as a publicly traded company, following the Merger, will involve the hiring of additional financial and other personnel, upgrading financial information systems and incurring costs associated with public company operations. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

As of March 31, 2018, we had cash of $22.1 million and short-term investments of $62.9 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Recent Events

Merger with Mast

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

Expansion of Molgradex into NTM

On October 24, 2017, we announced our plans to expand the development of our lead product candidate Molgradex to include the treatment of NTM lung infection. We initiated a Phase 2a open-label clinical trial in subjects with antibiotic-resistant NTM lung infection in early 2018. The clinical trial will investigate the efficacy of Molgradex on NTM sputum culture conversion to negative, reduction of NTM bacterial load in sputum, exercise capacity as well as its effect on patient reported outcomes, and safety.

Public Offerings

On June 7, 2017, we completed an underwritten public offering consisting of 9,034,210 shares of our common stock which included 613,157 shares upon the partial exercise of the underwriters' option to purchase additional shares of Savara common stock at the public offering price, less the underwriting discounts and commissions. The underwriters’ option to purchase the remaining balance of additional shares expired as of June 30, 2017. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $39.5 million.

On October 27, 2017, we completed an underwritten public offering consisting of 5,250,000 shares of our common stock, in addition to pre-funded warrants to purchase 775,000 shares of our common stock.  Under the offering, the underwriter was granted an option to purchase 787,500 additional shares of our common stock (the “Optional Shares”) at the public offering price, less the underwriting discounts and commissions. On November 2, 2017, the underwriters exercised their option to purchase the Optional Shares, and such transaction closed on November 6, 2017, resulting in net proceeds of approximately $5.8 million. The net proceeds from the offering, including the Optional Shares, after deducting the underwriting discounts and commissions and offering expenses, were approximately $50.0 million.

We are using the net proceeds, totaling $89.6 million from both the June 2017 offering and October 2017 offering, for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for our product candidates, including the indication expansion for Molgradex for the treatment of NTM lung infection, and general and administrative expenses. The June 2017 and October 2017 offerings were executed under an existing shelf registration statement as previously file with the U.S. Securities exchange Commission (“SEC”) on August 12, 2015 and declared effective on August 19, 2015.

IND Approval - Molgradex

In February 2018, the U.S. Food and Drug Administration (“FDA”) approved our Investigational New Drug (“IND”) application for Molgradex for the treatment of PAP, allowing for the expansion of our Phase 3 study into the U.S, which will support our expedited U.S. development strategy for Molgradex.

Impairment of IPR&D Acquired in Merger

During the three months ended March 31, 2018, we recorded $21.7 million of impairment charges and a corresponding decrease to the carrying value of IPR&D related to the Aironite drug candidate assumed in the Merger due to the unfavorable results received in February 2018 from a Phase 2 study that demonstrated a failure of Aironite to meet the endpoints of the study and limited effectiveness of the compound in patients. Due to these results, we are no longer supporting the Aironite program. As a result of this IPR&D impairment, we fully wrote off the corresponding deferred tax liability related to the acquired IPR&D from the Merger in the amount of $4.6 million and recorded a tax benefit.

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

The largest component of our operating expenses has historically been our investment in research and development activities. The following table shows our research and development expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Product candidates:
AeroVanc	$3,039	$942
Molgradex	4,781	2,006
Other	719	—
Total research and development expenses	$8,539	$2,948

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, facility expenses, expenses for outside professional services, including legal, audit and accounting services, and changes in the fair value of certain contingent consideration. Personnel costs consist of salaries, benefits and stock-based compensation. Facility expenses consist of rent, other related costs and other supplies. We have incurred additional expenses as a result of becoming a public company following the Merger, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations, and other administrative expenses and professional services.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued Research and Development Expenses

We record accrued expenses for estimated costs of our research and development activities conducted by external service providers, which include the conduct of clinical trial and contract formulation and manufacturing activities. We record the estimated costs of development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued liabilities in the consolidated balance sheet and within development expense in the consolidated statement of operations and comprehensive loss. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these external service providers.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates.

Stock-based Compensation

We recognize the cost of stock-based awards granted to employees based on the estimated grant-date fair value of the awards. The value of the portion of the award ultimately expected to vest is recognized as expensed ratably over the requisite service period. We recognize the compensation costs for awards that vest over several years on a straight-line basis over the vesting period. Forfeitures are recognized when they occur and may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. We recognize the cost of stock-based awards granted to nonemployees at their then-current fair values as services are performed, and such awards are remeasured through the counterparty performance date.

We estimate the grant date fair value of a stock option award using the Black-Scholes option-pricing model. In determining the grant date fair value of a stock option award under the Black-Scholes model, we must make a number of assumptions, including the term of the award, the volatility of the price of our common stock over the term of the award, and the risk-free interest rate. Changes in these or other assumptions could have a material impact on the compensation expense we recognize.

Results of Operations — Comparison of Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		Dollar
	2018	2017	Change
		(in thousands)
Operating expenses:
Research and development	$8,539	$2,948	$5,591
General and administrative	1,769	1,736	33
Impairment of IPR&D	21,692	—	21,692
Depreciation	107	90	17
Total operating expenses	32,107	4,774	27,333
Loss from operations	(32,107)	(4,774)	(27,333)
Other income (expense)	(221)	(437)	216
Net loss before income taxes	(32,328)	(5,211)	(27,117)
Income tax benefit	5,479	237	5,242
Net loss	$(26,849)	$(4,974)	$(21,875)

Research and development

Research and development expenses increased by $5.6 million, or 189.7%, to $8.5 million for the three months ended March 31, 2018 from $2.9 million for the three months ended March 31, 2017. The increase was primarily due to $2.7 million in increased development costs associated with the development of Molgradex including the expansion of the PAP study in the U.S. and the commencement of the NTM study, an increase of $2.2 million in AeroVanc study costs related to Phase 3 activities, and $0.7 million related to milestone and development costs of the Aironite study acquired in the Merger, which was not a part of our product pipeline in the first quarter of 2017.

General and administrative

General and administrative expenses in total for the three months ended March 31, 2018 and 2017 were consistent.

Impairment of IPR&D

During the three months ended March 31, 2018, we recognized a $21.7 million impairment charge to the carrying value of IPR&D related to the Aironite drug candidate assumed in the Merger due to the unfavorable results from a Phase 2 study that demonstrated a failure of Aironite to meet the endpoints of the study and limited effectiveness of the compound in patients.  We do not intend to further support or pursue the Aironite drug candidate.

Other expense

Other expense decreased by $0.2 million for the three months ended March 31, 2018. The decrease was primarily due to accrued interest on certain convertible notes and the change in fair value of financial instruments held by us in the first quarter of 2017 which were subsequently extinguished or converted to common stock as part of the Merger.

Income tax benefit

We reported a $4.6 million tax benefit for the first quarter of 2018 related to the reversal of a deferred tax liability resulting from the impairment of IPR&D acquired in the Merger.

The income tax benefit provided by the Danish government in the form of a refundable research credit associated with research and development expenditures of Molgradex for the treatment of PAP through our subsidiary, Savara ApS, for the three months ended 2018 in the amount of $0.7 million exceeded the benefit recognized for the three months ended March 31, 2017 of $0.2 million due to an increase in qualified research and development costs incurred in the first quarter of 2018.

We also recognized a tax benefit for the three months ended March 31, 2018 in the amount of $0.1 million as provided by the Australian Taxation Office for qualified research and development expenditures incurred on the NTM program incurred through our subsidiary, Savara Australia Pty. Limited.

Liquidity and Capital Resources

As of March 31, 2018, we had $22.1 million in cash, $62.9 million in short-term investments and an accumulated deficit of $95.1 million. We entered into a loan and security agreement with Silicon Valley Bank during the year ended December 31, 2017 and have executed two tranches totaling $15 million, the maximum credit available pursuant to the debt facility, to date. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur losses in the foreseeable future. Therefore, we will need to raise additional capital to fund our operations, which may be through the issuance of additional equity, and potentially through borrowings.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash used in operating activities	$(9,671)	$(2,844)
Cash provided by / (used in) investing activities	9,390	(59)
Cash provided by financing activities	271	—
Effect of exchange rate changes	11	(6)
Net increase / (decrease) in cash	$1	$(2,909)

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2018 was $9.7 million, consisting of a net loss of $26.8 million, which was partially offset by noncash charges of $17.7 million, mainly comprised of impairment of IPR&D, depreciation, noncash interest, fair value changes, provision for deferred taxes, accretion on discount to short-term investments, amortization of debt issuance costs, and stock-based compensation, and increased by a net decrease in assets and liabilities of $0.5 million. The change in our net operating assets and liabilities was primarily due to an increase in accrued liabilities mostly related to research and development costs for both AeroVanc and Molgradex.

Cash used in operating activities for the three months ended March 31, 2017 was $2.8 million, consisting mainly of a net loss of $5.0 million, which was partially offset by noncash charges of $0.6 million, mainly comprised of depreciation, noncash interest, fair value changes, loss on debt extinguishment, accretion of discount to convertible promissory notes, and stock-based compensation, and by a net increase in assets and liabilities of $1.6 million.

Cash flows from investing activities

Cash provided by investing activities for the three months ended March 31, 2018 was primarily the result of the cash generated from the maturity of short-term investments net of cash used to purchase available-for-sale securities.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2018 was primarily related to proceeds of $0.5 million from the “at the market offerings” under the Sales Agreement as partially offset by $0.2 million in principal payments on our capital lease obligation.

Future Funding Requirements

We have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development and manufacturing activities, particularly as we continue the research, development, manufacture and clinical trials of, and seek regulatory approval for, our product candidates. We expect to continue to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we anticipate that we will need additional funding in connection with our continuing operations.

As of March 31, 2018, we had cash of $22.1 million and short-term investments of $62.9 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition.

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

Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations during the three months ended March 31, 2018 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Other Commitments” of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018.

Manufacturing Commitments and Contingencies

We are subject to various manufacturing royalties and payments related to our product candidate, Molgradex. Under an agreement, as amended, with the Active Pharmaceutical Ingredients (“API”) manufacturer, no signing fee or milestones are included in the royalty payments, and there is no minimum royalty. Upon the successful development, registration and attainment of approval by the proper health authorities, such as the FDA, in any territory except Latin America, Central America and Mexico, we must pay a royalty of three percent (3%) on annual net sales to the manufacturer of our API. Additionally, we must make certain payments to the API manufacturer upon the achievement of the milestones.

We are also subject to certain contingent milestone payments payable to the manufacturer of our nebulizer used to administer Molgradex. In addition to these milestones, we will owe a royalty to the manufacturer of our nebulizer based on net sales. The royalty rate ranges from three and a half percent (3.5%) to five percent (5%) depending on the device technology used by us to administer the product.

For a summary of the contingent milestone payments, refer to Note 2 “Summary of Significant Accounting Policies - Manufacturing Commitments and Contingencies” of the Condensed Consolidated Financial Statements in this report.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements,” of the Condensed Consolidated Financial Statements in this report for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have market risk exposure related to our cash, cash equivalents and short-term investment securities. Such interest-earning instruments carry a degree of interest rate risk; however, we have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.  Additionally, our investment securities are fixed income instruments denominated and payable in U.S. dollars and have short-term maturities, typically less than twelve months, and typically carry credit ratings of “A” at a minimum by two of three Nationally Recognized Statistical Rating Organizations, specifically Moody’s, Standard & Poor’s or Fitch. As such, we do not believe that our cash, cash equivalents and short-term investment securities have significant risk of default or illiquidity.

We have ongoing operations in Denmark as a result of our acquisition of Serendex and pay those vendors in local currency (Danish Krone) or Euros. We seek to limit the impact of foreign currency fluctuations through the use of derivative instruments, short-term foreign currency forward exchange contracts not designated as hedging instruments. We also have ongoing operations in Australia as a result of the expansion of Molgradex for the treatment of NTM lung infection and pay our respective vendors in Australian Dollars. We did not recognize any significant exchange rate losses during the three months ended March 31, 2018 and 2017. A 10% change in the Krone-to-dollar, Euro-to-dollar, Australian dollar-to-dollar, or Krone-to-Australian dollar exchange rate on March 31, 2018 would not have had a material effect on our results of operations or financial condition.

We also have interest rate exposure as a result of our loan and security agreement with Silicon Valley Bank. As of March 31, 2018, the outstanding gross principal amount of the secured term loan was $15.0 million. The loan agreement bears interest at the prime rate reported in The Wall Street Journal, plus a spread of 4.25%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan.

If a 10% change in interest rates from the interest rates on March 31, 2018 were to have occurred, this change would not have had a material effect on the value of our investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2018 these disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Capital Requirements and Financial Condition

We have a limited operating history and have incurred significant losses since inception and expect that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We are a clinical development-stage biopharmaceutical company with a limited operating history upon which to evaluate our business and prospects. We have not been profitable since we commenced operations and may not ever achieve profitability. In addition, we have limited history as an organization and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have not obtained any regulatory approvals for any of our product candidates, commercialized any of our product candidates or generated any product revenue. We have devoted significant resources to research and development and other expenses related to our ongoing clinical trials and operations, in addition to acquiring product candidates.

For the three months ended March 31, 2018, we incurred a net loss of $26.8 million, and net cash used in operating activities was $9.7 million. At March 31, 2018, our cash, cash equivalents and short-term investment securities were $85.0 million, and working capital was $82.2 million. At March 31, 2018, we had an accumulated deficit of $95.1 million.  We expect to continue to incur substantial operating losses for the next several years as we seek to advance our product candidates through clinical development, global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve.

We will require additional financing to obtain regulatory approval for Molgradex and AeroVanc, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development efforts or other operations.

Since our Aravas subsidiary was formed in 2007, most of our resources have been dedicated to the development and acquisition of our product candidates, Molgradex and AeroVanc.  Under our current operating plan, we believe that our existing capital resources will be sufficient to fund our planned operations into 2020. However, we may raise additional capital, including through our “at the market” offering program to fund new studies, programs or acquisitions, or to address changes in our existing development programs. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

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

As of March 31, 2018, we had goodwill and IPR&D of approximately $39.4 million.  These intangible assets are subject to an impairment analysis whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to our consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations.  For example, during the three months ended March 31, 2018, we recorded $21.7 million of impairment charges and a corresponding decrease to the carrying value of IPR&D related to the Aironite drug candidate due to the unfavorable results from a Phase 2 study that demonstrated a failure of Aironite to meet the endpoints of the study and limited effectiveness of the compound in patients. We will cease supporting or advancing the development of the Aironite drug candidate.

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

The success of our business is dependent on our ability to advance the clinical development of Molgradex for the treatment of patients with pulmonary alveolar proteinosis, or PAP, and its expansion into nontuberculous mycobacterial, or NTM, lung infection, and AeroVanc for the treatment of persistent methicillin-resistant Staphylococcus aureus, or MRSA, infections in the lungs of CF patients. The Molgradex Phase 3 clinical study, designated as IMPALA, is ongoing in Europe, Japan, and the U.S. We expect to announce top-line results from the Phase 3 study of Molgradex in the second quarter of 2019. The AeroVanc Phase 3 study started in the U.S. and Canada in the third quarter of 2017.

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

If we successfully complete the necessary clinical trials for our product candidates, our success will be subject to the risks associated with obtaining regulatory approvals, product launch, and commercialization, including:

•	FDA rejection of our New Drug Application (“NDA”) submissions for our product candidates;
•	regulatory rejection in the EU, Japan, and other markets;
•

delays during regulatory review and/or requirements for additional Chemistry, Manufacturing, and Controls (“CMC”), nonclinical, or clinical studies, resulting in increased costs and/or delays in marketing approval and subsequent commercialization of the product candidates in the United States and other markets;

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

All manufacturers of our clinical trial material and, if approved, commercial product, including drug substance manufacturers, must comply with current good manufacturing practices (“cGMP”) requirements enforced by the FDA through its facilities inspection program and applicable requirements of foreign regulatory authorities. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our clinical trial material may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we and our representatives generally monitor and audit our manufacturers’ systems, we do not have full control over their ongoing compliance with these regulations. And while the responsibility to maintain cGMP compliance is shared between us and the third-party manufacturer, we bear ultimately responsibility for our supply chain and compliance with regulatory standards. Failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay or failure to obtain product approval, product seizure or recall, or withdrawal of product approval.

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

Any new manufacturer or supplier of finished drug product or its component materials, including drug substance and delivery devices, would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing of such product or ingredients required by us. The FDA or foreign regulatory agency may require us to conduct additional clinical studies, collect stability data and provide additional information concerning any new supplier, or change in a validated manufacturing process, including scaling-up production, before we could distribute products from that manufacturer or supplier or revised process. For example, if we were to engage a third party other than our current CMOs to supply the drug substance or drug product for future clinical trial, or commercial product, the FDA or regulatory authorities outside of the United States may require us to conduct additional clinical and nonclinical studies to ensure comparability of the drug substance or drug product manufactured by our current CMOs to that manufactured by the new supplier. Changing of suppliers or equipment is particularly challenging for companies like us, with inhalation products, because any change could alter the performance of the drug product. The manufacturing of the drug substance of Molgradex, molgramostim, a biological drug substance, as well as the drug product, Molgradex, is currently being transferred to a new manufacturing site. Producing Molgradex, a biological product, is challenging, and therefore, may require more time and resources than previously anticipated. The transfer of the manufacturing to the new site may also cause regulatory agencies, including the FDA, to require additional nonclinical or clinical studies, which may cause delay or failure to obtain regulatory approval, and incur substantial additional cost.

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

We do not employ personnel or possess the facilities necessary to conduct many of the activities associated with our programs. We engage consultants, advisors, CROs, CMOs, and others to assist in the design and conduct of nonclinical and clinical studies of our product candidates, with interpretation of the results of those studies and with regulatory activities, and we expect to continue to outsource all or a significant amount of such activities. As a result, many important aspects of our development programs are and will continue to be outside our direct control, and our third-party service providers may not perform their activities as required or expected including the maintenance of good clinical practice (“GCP”), good laboratories practice (“GLP”) and good manufacturing practices (“GMP”) compliance, which are ultimately our responsibility to ensure. Further, such third parties may not be as committed to the success of our programs as our own employees and, therefore, may not devote the same time, thoughtfulness or creativity to completing projects or problem-solving as our own employees would. To the extent we are unable to successfully manage the performance of third-party service providers, our business may be adversely affected.

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

To commercialize our products, if approved, in the United States and other jurisdictions we seek to enter, we must build our marketing, sales, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our products receive regulatory approval, we expect to market such products in the United States through a focused, specialized sales force, which will be costly and time consuming. Institutionally, we have no prior experience in the marketing and sale of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Outside of the United States, we may consider collaboration arrangements. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products in certain markets. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

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

As of May 1, 2018, we had 23 full-time employees, including 14 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

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

We are exposed to the risk that our employees, independent contractors and consultants, principal investigators, CROs, CMOs and other vendors, and any future commercial partners may engage in fraudulent conduct or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with manufacturing standards required by cGMP or our standards, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, and to report financial information or data accurately or disclose unauthorized activities to them. The misconduct of our employees and other service providers could involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Although we have adopted a code of business conduct and ethics, it is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against them, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions. For example, if one of our manufacturing partners was placed under a consent decree, we may be hampered in our ability to manufacture clinical or commercial supplies.

Our business and operations would suffer in the event of third-party computer system failures, cyber-attacks on third-party systems or deficiency in our cyber security.

We rely on information technology systems, including third-party “cloud based” service providers, to keep financial records, maintain laboratory, clinical data and corporate records, communicate with staff and external parties and operate other critical functions. This includes critical systems such as email, other communication tools, electronic document repositories, and archives. If any of these third-party information technology (“IT”) providers are compromised due to computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication failures, electrical failures, cyber-attacks or cyber-intrusions over the internet, then sensitive emails or documents could be exposed or deleted. Similarly, we could incur business disruption if our access to the internet is compromised and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, we rely on those third parties to safeguard important confidential personal data regarding our employees and patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in a third-party IT provider’s operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidates could be delayed, or could fail. We have experienced and may continue to experience attempts to breach our security and attempts to introduce malicious software into our information technology systems; however, to date, such attacks have not resulted in any material damage to us.

We are continually working to maintain reliable systems to control costs and improve our operations. Our efforts include, but are not limited to the following: firewalls, antivirus protection, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning and routine password modifications. Our internal information technology systems environment continues to evolve and our business policies and internal security controls may not keep pace as new threats emerge.  No assurance can be given that our efforts to continue to enhance our systems will be successful.

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

Molgradex has received Orphan Drug Designation in the United States by the FDA and in Europe by the European Medicines Agency for the treatment of PAP, and AeroVanc has been granted Orphan Drug Designation in the United States by the FDA for the treatment of MRSA lung infection in patients with CF. Orphan Drug Designation will not shorten the regulatory review or reduce the clinical data requirements needed to obtain approval. If approval is received to market either Molgradex or AeroVanc for the respective indications, the FDA will not approve a similar product, with the same active ingredient, to Molgradex or AeroVanc for seven years and the European Medicines Agency will not approve a similar product to Molgradex for ten years, unless we are unable to produce enough supply to meet demand in the marketplace or another similar product, with the same active ingredient, is deemed clinically superior. Similar product candidates, with the same active ingredient and route of delivery, may be granted Orphan Drug Designation during the development of the respective products, but the Orphan Drug exclusivity is granted only to the first of such products approved, which means there is risk that a competitor product candidate may receive approval and Orphan Drug exclusivity before us, thus preventing us from marketing one or more of our product candidates until the exclusivity of the competing product expires. Also, the Orphan Drug status will not prevent a competitor with a different active ingredient from competing with our product candidates. If we are prevented from marketing one or more product candidates due to a competitor’s Orphan Drug exclusivity, this would have a material adverse effect on our business.

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
•

delays in identifying and reaching agreement on acceptable terms with prospective CROs, clinical study sites and investigators, which agreements can be subject to extensive negotiation and may vary significantly among study sites;

•	delays in obtaining regulatory approval in a prospective country;
•	delays in obtaining ethics committee approval to conduct a clinical study at a prospective site;
•

delays in reaching agreements on acceptable terms with prospective CMOs or other vendors for the production and supply of clinical trial material and, if necessary, drug administration devices, which agreements can be subject to extensive negotiation;

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

In addition, a clinical study may be suspended or terminated by us, an Independent Review Board (“IRB”), a data safety monitoring board, the FDA or other regulatory authorities due to a number of factors, including:

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

Molgradex is currently undergoing a Phase 3 clinical study in the United States, Europe, and Japan. The product (formulation, process, packaging, and device) used in this Phase 3 study will be submitted in marketing applications to regulatory authorities unchanged. However, the product submitted may result in regulatory delays and/or non-acceptance for a variety of reasons including but not limited to: justification for inclusion of one or more excipients; safety qualification of one or more excipients; acceptability of commercial manufacturing site; ease of presenting the dose to the nebulizer; and, reproducibility of delivered dose from the nebulizer. Concurrently, we are exploring formulation, process, packaging, and device improvements that could simplify the composition of the drug product by eliminating one or more potentially unnecessary or harmful excipients, improve the ease of use of the product, and/or reduce the overall product variability. While we expect these changes to improve the product quality and possibly reduce other documentation requirements, the regulatory agencies may require additional clinical or nonclinical studies prior to approval of such changes, including conducting an additional Phase 3 clinical study that would significantly extend the timeline for clinical development of Molgradex in PAP.

The manufacturing process and site for the drug product may change post-Phase 3. Changes in the manufacturing process and site have a potential to result in untoward changes in drug product characteristics. If the commercial drug product differs significantly from the product studied in Phase 3, then regulatory agencies may require additional clinical or nonclinical studies prior to approval of such changes, including conducting an additional Phase 3 clinical study that would significantly extend the timeline for clinical development of Molgradex in PAP.

We recently received guidance from the FDA on the requirements to initiate clinical studies in the United States and on the clinical study requirements to achieve Biologics License Application (“BLA”) approval for Molgradex. Based on the guidance, we amended our ongoing Phase 3 clinical study to include more patients, and amended our endpoint hierarchy and statistical analyses to be used for U.S. approval purposes. Even if the clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results to provide persuasive evidence of efficacy across multiple clinical endpoints. Instead, they may require additional clinical studies and/or other costly studies, including an additional Phase 3 study, which would require us to expend substantial additional resources and would significantly extend the timeline for clinical development prior to market approval, or result in failure to complete the clinical development of Molgradex.

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

Even if the FDA or foreign regulatory agencies grant approvals for our product candidates, the conditions or scope of the approval(s) may limit successful commercialization of the product candidates and impair our ability to generate substantial sales revenue. For example, the FDA may approve label claims for AeroVanc with age restrictions and/or treatment duration limitations, or Molgradex with restrictions for use only by patients unresponsive to the current standard of care. They may limit the label of Molgradex or AeroVanc to a subset of patients based on a review of which patient groups had the greatest efficacious response in clinical studies. Such label restriction may be undesirable and may limit successful commercialization. The FDA or foreign regulatory agencies may also only grant marketing approval contingent on the performance of costly post-approval nonclinical or clinical studies, or subject to warnings or contraindications that limit commercialization. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMP, GCP, international conference on harmonization regulations and GLP, which are regulations and guidelines that are enforced by the FDA or foreign regulatory agencies for all of its clinical development and for any clinical studies that we conduct post-approval. The FDA or foreign regulatory agencies may decide to withdraw approval, add warnings or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution of our products. These actions could result from, among other things, safety concerns, including unexpected side effects or drug interaction problems, or concerns over misuse of a product. If any of these actions were to occur following approval, we may have to discontinue commercialization of the product, limit our sales and marketing efforts, implement risk minimization procedures, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

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

Even if initial regulatory approval is obtained, as a condition to the initial approval, the FDA or a foreign regulatory agency may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or marketing surveillance programs, any of which would limit the commercial potential of the product. Our product candidates also will be subject to ongoing FDA requirements related to the manufacturing processes, labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post-market information regarding the product. For instance, the FDA may require changes to approved drug labels, require post-approval clinical studies and impose distribution and use restrictions on certain drug products. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continuing regulatory review and periodic inspections. If previously unknown problems with a product are discovered, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, the FDA may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we or a CMO of ours fail to comply with applicable regulatory requirements, a regulatory agency may:

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

The patent prosecution process is expensive and time-consuming. We and any future licensors and licensees may not apply for or prosecute patents on certain aspects of our product candidates at a reasonable cost, in a timely fashion, or at all. We may not have the right to control the preparation, filing and prosecution of some patent applications related to our product candidates or technologies. As a result, these patents and patent applications may not be prosecuted and enforced in a manner consistent with our best interests. It is also possible that we or any future licensors or licensees will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Further, it is possible that defects of form in the preparation or filing of our patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, assignment, or claim scope. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid or unenforceable. In addition, one or more parties may independently develop similar technologies or methods, duplicate our technologies or methods, or design around the patented aspects of our products, technologies or methods. Any of these circumstances could impair our ability to protect our products, if approved, in ways which may have an adverse impact on our business, financial condition and operating results.

Furthermore, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in and outside of the United States. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability use our patents to stop others from using or commercializing similar or identical products or technology, or limit the duration of the patent protection of our technology and drugs. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical ours once Orphan Drug and Qualified Infectious Disease Product exclusivities have expired. See the section entitled “Risks Related to Our Industry” for further description of Orphan Drug and Qualified Infectious Disease Product exclusivities.

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

Our commercial success depends on our ability and the ability of our CMOs and component suppliers to develop, manufacture, market and sell our products and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are or may be developing products. Because patent applications can take many years to publish and issue, there currently may be pending applications, unknown to us, that may later result in issued patents that our products, product candidates or technologies infringe, or that the process of manufacturing our products or any of our respective component materials, or the component materials themselves, infringe, or that the use of our products, product candidates or technologies infringe.

We or our CMOs or component material suppliers may be exposed to, or threatened with, litigation by a third party alleging that our products, product candidates and/or technologies infringe its patents and/or other intellectual property rights, or that one or more of the processes for manufacturing our products or any of our respective component materials, or the component materials themselves, or the use of our products, product candidates or technologies, infringe its patents and/or other intellectual property rights. If a third-party patent or other intellectual property right is found to cover our products, product candidates, technologies or our uses, or any of the underlying manufacturing processes or components, we could be required to pay damages and could be unable to commercialize our products or use our technologies or methods unless we are able to obtain a license to the patent or intellectual property right. A license may not be available to us in a timely manner or on acceptable terms, or at all. In addition, during litigation, the third-party alleging infringement could obtain a preliminary injunction or other equitable remedy that could prohibit us from making, using, selling or importing our products, technologies or methods.

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

Molgradex and AeroVanc have received Orphan Drug Designation from the FDA and Molgradex has received Orphan Drug Designation from the European Medicines Agency. Orphan Drug Designation will provide market exclusivity in the U.S. for 7 years and 10 years in Europe, but only if (1) Molgradex and AeroVanc receive market approval before a competitor using the same active compound for the same indication, (2) we are able produce sufficient supply to meet demand in the marketplace, and (3) another product with the same active ingredient is not deemed clinically superior. AeroVanc has also received Qualified Infectious Disease Product (“QIDP”) status extending market exclusivity by an additional five years in addition to any other exclusivity obtained in the United States.

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

Our ability to successfully commercialize our products will depend on the extent to which governmental authorities, private health insurers and other organizations establish what we believe are appropriate coverage and reimbursement for our products. The containment of healthcare costs has become a priority of federal and state governments worldwide and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs and President Trump has stated that reducing drug pricing is a priority for his administration. We expect that federal, state and local governments in the United States, as well as in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidates or what actions federal, state, or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates, especially in light of our plans to price our product candidates at a high level.

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

The market price of our common stock has been and is expected to continue to be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure to meet or exceed any financial and development projections that we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third party license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinions regarding our business and stock;
•	failure to obtain sufficient capital to fund our business objectives;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the CF, PAP, or NTM markets generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of the combined organization;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

Because the Merger likely has resulted in an ownership change under Section 382 of the Internal Revenue Code, our pre-merger net operating loss carryforwards and certain other tax attributes will be subject to limitation. The net operating loss carryforwards and certain other tax attributes may also be subject to limitations as a result of ownership changes.

If a corporation undergoes an “ownership change” within the meaning of Sections 381, 382, and 383 of the Internal Revenue Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger likely resulted in an ownership change for us and, accordingly, our net operating loss carryforwards and certain other tax attributes with respect to the pre-closing period will be subject to limitations on use. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

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

Company Name

Date: May 9, 2018	By:	/s/ Dave Lowrance
Dave Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 9, 2018	By:	/s/Robert Neville
Robert Neville
Chief Executive Officer (Principal Executive Officer)