Form 10-Q
period 2018-06-30
Savara Inc
filed 2018-08-09
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 9, 2018, the registrant had 35,094,274 shares of common stock, $0.001 par value per share, outstanding.

i

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$23,604	$22,121
Short-term investments	51,151	72,192
Prepaid expenses and other current assets	2,680	3,551
Total current assets	77,435	97,864
Property and equipment, net	720	925
In-process R&D	11,608	33,626
Goodwill	26,987	27,082
Other non-current assets	1,191	131
Total assets	$117,941	$159,628
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,523	$2,784
Accrued expenses	2,804	2,966
Debt facility	1,875	—
Current portion of capital lease obligation	318	265
Total current liabilities	7,520	6,015
Long-term liabilities:
Debt facility, net of current portion	13,123	14,775
Contingent consideration	11,945	11,948
Deferred tax liability	2,554	7,181
Capital lease obligation, net of current portion	—	297
Other long-term liabilities	90	103
Total liabilities	35,232	40,319
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 and 500,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 30,836,774 and 30,509,522 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	32	32
Additional paid-in capital	188,866	186,522
Accumulated other comprehensive income (loss)	456	958
Accumulated deficit	(106,645)	(68,203)
Total stockholders’ equity	82,709	119,309
Total liabilities and stockholders' equity	$117,941	$159,628

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$9,268	$4,164	17,807	7,111
General and administrative	2,486	5,088	4,254	6,924
Impairment of acquired IPR&D	—	—	21,692	—
Depreciation	153	91	260	181
Total operating expenses	11,907	9,343	44,013	14,216
Loss from operations	(11,907)	(9,343)	(44,013)	(14,216)
Other income (expense):
Interest expense, net	(113)	(516)	(217)	(761)
Foreign currency exchange gain (loss)	155	(122)	94	(154)
Loss on extinguishment of debt	—	(1,816)	—	(1,816)
Change in fair value of financial instruments	(6)	(177)	(62)	(237)
Total other income (expense)	36	(2,631)	(185)	(2,968)
Loss before income taxes	(11,871)	(11,974)	(44,198)	(17,184)
Income tax benefit	277	470	5,756	707
Net loss	$(11,594)	$(11,504)	$(38,442)	$(16,477)
Accretion of redeemable convertible preferred stock	—	(554)	—	(578)
Deemed dividend on beneficial conversion feature	—	(404)	—	(404)
Net loss attributable to common stockholders	$(11,594)	$(12,462)	$(38,442)	$(17,459)
Other comprehensive income:
Gain (loss) on foreign currency translation	(856)	851	(515)	995
Unrealized gain (loss) on short-term investments	37	—	13	—
Total Comprehensive Loss	$(12,413)	$(10,653)	$(38,944)	$(15,482)
Net loss per share:
Basic and diluted	$(0.38)	$(0.90)	$(1.26)	$(2.06)
Weighted average common shares outstanding
Basic and diluted	30,658,494	13,807,861	30,601,425	8,465,053

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Period Ended June 30, 2018

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total
Balance on December 31, 2017	30,509,522	$32	186,522	$(68,203)	$958	$119,309
Issuance of common stock upon At The Market sales, net	46,900	—	493	—	—	493
Issuance of common stock for settlement of RSUs	24,375	—	—	—	—	—
Net issuance of common stock upon cashless exercise of stock options	115,754	—	—	—	—	—
Issuance of common stock upon exercise of stock options	30,521	—	33	—	—	33
Issuance of common stock upon exercise of warrants	2,123	—	19	—	—	19
Common stock issued for purchase of assets	107,579	—	995	—	—	995
Stock-based compensation	—	—	804	—	—	804
Foreign exchange translation adjustment	—	—	—	—	(515)	(515)
Unrealized gain (loss) on short-term investments	—	—	—	—	13	13
Net loss incurred	—	—	—	(38,442)	—	(38,442)
Balance on June 30, 2018	30,836,774	$32	$188,866	$(106,645)	$456	$82,709

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(38,442)	$(16,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	260	181
Impairment of acquired IPR&D	21,692	—
Changes in fair value of financial instruments	62	237
Change in fair value of contingent consideration	(3)	1,977
Noncash interest	54	400
Loss on extinguishment of debt	—	1,816
Acquired IPR&D	995	—
Foreign currency gain/(loss)	(94)	154
Amortization of debt issuance costs	223	204
Accretion on discount to short-term investments and convertible promissory notes	(278)	—
Stock-based compensation	804	236
Provision (benefit) for deferred taxes	(4,555)	—
Changes in operating assets and liabilities:
Grant and award receivable	—	400
Tax refund receivable	(1,237)	(666)
Prepaid expenses and other current assets	956	(817)
Deferred rent	(13)	(7)
Accounts payable and accrued expenses	(444)	1,847
Net cash used in operating activities	$(20,020)	$(10,515)
Cash flows from investing activities:
Cash acquired through Merger	$—	$3,442
Purchase of property and equipment	(65)	(60)
Sales of available-for-sale securities	6,513	—
Maturities of available-for-sale securities	39,500	—
Purchase of available-for-sale securities, net	(24,724)	—
Net cash provided by / (used in) investing activities	$21,224	$3,382
Cash flows from financing activity:
Proceeds from debt facility	$—	$14,894
Proceeds from convertible promissory notes	—	3,569
Issuance of common stock upon exercise of warrants	19	385
Issuance of common stock upon public offering	—	39,522
Issuance of common stock upon at the market offerings, net	493	100
Repayment of long-term debt	—	(3,567)
Proceeds from exercise of stock options	33	—
Capital lease obligation principal payments	(258)	(5)
Net cash provided by financing activities	$287	$54,898
Effect of exchange rate changes on cash and cash equivalents	(8)	(5)
Increase / (Decrease) in cash and cash equivalents	$1,483	$47,760
Cash and cash equivalents beginning of period	22,121	13,373
Cash and cash equivalents end of period	$23,604	$61,133

Non-cash transactions:
Extinguishment and derecognition of put options	$—	$2,202
Conversion of convertible notes into common stock	$—	$8,249
Shares issued in connection of business combination and assumed equity awards	$—	$35,846
Accretion of redeemable convertible preferred stock	$—	$578
Beneficial conversion feature	$—	$404
Common stock issued for IPR&D, net	$995	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$685	$102

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Savara Inc. (“Savara,” the “Company,” or as used in the context of “we” or “us”) is an orphan lung disease company. The Company’s pipeline comprises Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor, or GM-CSF, in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”), in Phase 2a development for nontuberculous mycobacterial (“NTM”) lung infection, and in preparation of Phase 2a development in cystic fibrosis (“CF”) affected individuals with chronic NTM lung infection, and AeroVanc, a Phase 3 stage inhaled vancomycin for treatment of persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in individuals living with CF. The Company and its wholly owned subsidiaries operate in one segment with its principal offices in Austin, Texas.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2018, and its results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for interim periods shown in this report are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The December 31, 2017 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017.

2. Summary of Significant Accounting Policies

Liquidity

As of June 30, 2018, the Company had an accumulated deficit of approximately $106.6 million. The Company also had negative cash flow from operations of approximately $20.0 million during the six months ended June 30, 2018. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Accordingly, the Company will need additional capital to further fund the development of, and seek regulatory approvals for, its product candidates and begin to commercialize any approved products.

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

While the Company had cash and cash equivalents of $23.6 million and short-term investments of $51.2 million as of June 30, 2018, we intend to continue to raise additional capital as needed through the issuance of additional equity and potentially through borrowings, and strategic alliances with partner companies. However, if such financings are not available timely and at adequate levels, the Company will need to reevaluate its operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management’s estimates include those related to the accrual of research and development costs, certain financial instruments recorded at fair value, stock-based compensation, and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Accordingly, actual results could be materially different from those estimates.

Risks and Uncertainties

The product candidates being developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s product candidates will receive the necessary approvals. If the Company is denied regulatory approval of its product candidates, or if approval is delayed, it may have a material adverse impact on the Company’s business, results of operations and its financial position.

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

Goodwill, Acquired In-Process Research and Development (IPR&D) and Deferred Tax Liability

Goodwill and acquired IPR&D are not amortized but are tested annually for impairment or more frequently if impairment indicators exist. The Company adopted accounting guidance related to annual and interim goodwill and acquired in-process research and development (“IPR&D”) impairment tests which allows the Company to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative impairment test is required.  During the six months ended June 30, 2018, the Company experienced a $0.1 million and $0.3 million decrease in the carrying value of goodwill and IPR&D, respectively, related to its acquisition of Savara ApS on July 15, 2016, which was due to foreign currency translation.  In addition, during the six months ended June 30, 2018, the Company recorded $21.7 million of impairment charges and a corresponding decrease to the carrying value of IPR&D related to the Aironite drug candidate assumed in the Merger as further described in Note 6 due to the unfavorable results from a Phase 2 study that demonstrated a failure of Aironite to meet the endpoints of the study and limited effectiveness of the compound in patients.  As a result of the IPR&D impairment charges recorded in the first quarter of 2018, the Company reduced the associated deferred tax liability related to the acquired IPR&D from the Merger by $4.6 million and recorded a tax benefit.

Tax Refund Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, for the six months ended June 30, 2018. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. As of June 30, 2018, credits totaling $1.7 million had been generated but not yet received. Of this Danish tax credit of approximately $1.7 million, $0.8 million is related to research and development activities incurred during the year ended December 31, 2017 and recorded as a receivable in prepaid expenses and other current assets, as receipt is expected to occur in the fourth quarter of 2018. The remaining portion of the Danish tax credit of $0.9 million which was generated during the six months ended June 30, 2018 is recorded in other non-current assets and is expected to be received in the fourth quarter of 2019.

The Company also recognized a tax benefit for the six months ended June 30, 2018 as provided by the Australian Taxation Office for qualified research and development expenditures incurred on the NTM program incurred through our subsidiary, Savara Australia Pty. Limited. Under Australian tax law, Australia remits a research and development tax credit equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. As of June 30, 2018, credits totaling $0.3 million had been generated but not yet received. This Australian tax credit of approximately $0.3 million includes approximately $0.1 million in tax credits generated during the year ended December 31, 2017 and is recorded as a receivable in prepaid expenses and other current assets as receipt is expected to occur in the fourth quarter of 2018. The remaining portion of the Australian tax credit of $0.2 million which was generated during the six months ended June 30, 2018 and is recorded in other non-current assets and is expected to be received in the fourth quarter of 2019.

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

Financial instruments carried at fair value include cash and cash equivalents and contingent consideration related to the acquisition of Serendex (Note 8) for which any change is reflected in general and administrative expense, foreign exchange derivatives, certain warrants previously classified as liabilities, and embedded put options separated from the convertible promissory notes which were converted to equity or derecognized in connection with the Merger.

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

Manufacturing Contingent Milestone Payments (in thousands):

June 30, 2018
Molgradex API manufacturer:
Delivery of working and master cell banks	$600
Achievement of certain milestones related to regulatory approval of Molgradex	2,000
Molgradex nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer Molgradex	8,132
Total manufacturing commitments	$10,732

As of June 30, 2018 and December 31, 2017, none of the above milestones had been met.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and has subsequently issued several supplemental and/or clarifying ASUs, which comprise the new comprehensive revenue recognition standard that will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The standard’s core principle is that a reporting entity will recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We have performed an assessment of our contracts with third parties and determined that there would not be a material impact on our financial statements.

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

3. Prepaid expenses and other current assets

Prepaid expenses consisted of (in thousands):

	June 30, 2018	December 31, 2017
R&D tax credit receivable	$899	$834
Prepaid clinical trial costs	966	2,129
VAT receivable	236	196
Prepaid insurance	430	158
Forward currency exchange derivative	—	40
Deposits and other	149	194
Total prepaid expenses and other current assets	$2,680	$3,551

4. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of (in thousands):

	June 30, 2018	December 31, 2017
Accrued contracted research and development costs	$1,646	$1,308
Accrued general and administrative costs	623	323
Accrued compensation	515	1,328
Forward currency contract obligation	20	—
Other	—	7
Total accrued expenses and other liabilities	$2,804	$2,966

5. Short-term Investments

Short-term Investments in Available for Sale Securities

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments as follows (in thousands):

As of June 30, 2018:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$11,964	$—	$(16)	$11,948
Asset backed securities	4,275	—	(9)	4,266
Corporate securities	12,939	1	(9)	12,931
Commercial paper	22,006	—	—	22,006
Total short-term investments	$51,184	$1	$(34)	$51,151

As of December 31, 2017:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$11,894	$—	$(9)	$11,885
Asset backed securities	8,389	—	(6)	8,383
Corporate securities	22,113	—	(31)	22,082
Commercial paper	29,842	—	—	29,842
Total short-term investments	$72,238	$—	$(46)	$72,192

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

There were no significant realized gains or losses related to investments for the six months ended June 30, 2018 and June 30, 2017.

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

Pursuant to business combination accounting, the Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value with limited exceptions. The Company used the Multi-Period Excess Earnings Model (“MPEEM”), a form of the income approach to value the in-process research and development intangible asset.  Under the valuation method, the present value of future cash flows expected to be generated from the IPR&D of the acquired product candidate, Aironite, was determined using a reasonable discount rate, and identified projected cash flows from Aironite were risk adjusted to take into consideration the probabilities of moving through the various clinical stages.  The excess of the purchase price over the assets acquired and liabilities assumed represents goodwill. The goodwill is primarily attributable to the synergies expected to arise after the acquisition and is not expected to be deductible for tax purposes.  All transaction costs associated with the Merger were incurred during the year ended December 31, 2017. The total purchase price for Mast was $35.8 million based on the fair value of the outstanding Mast equity on the date of the Merger which was allocated as follows:

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

As discussed in Note 2, during the first quarter of 2018, the Company recorded a $21.7 million impairment charge and corresponding decrease to the carrying value of IPR&D recorded with respect to the Merger to write the IPR&D asset off in full due to the failure of Aironite to meet its primary and secondary endpoints in the Phase 2 study. Following the negative outcome of the study, Savara does not plan to support any new development of Aironite. The decrease in the carrying value of IPR&D has been recognized as an expense to “Impairment of acquired IPR&D” included in the condensed consolidated statement of operations for the six months ended June 30, 2018. As a result of the impairment charge recorded in the first quarter of 2018, the Company reduced the related deferred tax liability by $4.6 million and recorded a tax benefit.

Mast Pro Forma (Unaudited)

The following summary pro forma financial information reflects the consolidated operations of the Company for the six months ended June 30, 2017 as if the Merger with Mast had occurred on January 1, 2016. This summary pro forma information is not necessarily representative of what the Company’s results of operations would have been had the Merger in fact occurred on January 1, 2016 and is not intended to project the Company’s results of operations for any future period. Included in the Savara condensed consolidated statement of operations for the six months ended June 30, 2017 is $0 of revenue and $0.6 million of net loss before income tax generated by Mast since April 27, 2017, the acquisition date.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net revenues	$—	$94
Net loss	$(10,532)	$(18,100)

Pro forma combined net loss includes adjustments to remove transaction costs of $5.1 million and $8.4 million for the three and six months ended June 30, 2017, respectively, as these costs do not have a continuing impact on operations, and a reduction in interest expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively, due to the new debt facility (Note 7) entered into as part of the Merger and contemporaneous repayment of the pre-Merger debt of Mast.

Cardeas

In June 2018, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Cardeas Pharma Corporation (“Cardeas”), a biopharmaceutical company specializing in the development of inhaled antibiotics to treat hospital-acquired and/or multi-drug resistant bacterial respiratory infections from highly antibiotic-resistant organisms. Pursuant to the Asset Purchase Agreement, Savara acquired substantially all of the assets, including intellectual property, of Cardeas for a purchase price comprised of (i) an upfront payment of 107,579 shares of the Company’s common stock equal to approximately $1.0 million as of the date of consummation and (ii) certain contingent payments due upon the achievement of distinct development milestones. The Company has accounted for the transaction as an asset purchase. As of the measurement date of the acquisition and at June 30, 2018, the Company has deemed that the contingent payments are not probable and as such has not recorded an associated liability but will continue to assess at each period accordingly.

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

The April 2017 Warrants and June 2017 Warrants were valued using the Black-Scholes option pricing model with the following assumptions: volatility of 71.42% and 71.57%, respectively, expected term of ten years, risk-free interest rate of 2.33% and 2.16%, respectively, and a zero dividend yield. The collective warrant fair value of $0.4 million has been recorded as a debt discount and is being amortized through interest expense using the effective interest method through the scheduled maturity date.

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value, which approximates the fair value (in thousands):

	As of June 30, 2018
	Short-term	Long-term
Principal payments to lender and end of term charge	$1,875	$13,417
Debt Issuance costs	—	(67)
Debt discount related to warrants	—	(227)
Carrying Value	$1,875	$13,123

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

Foreign exchange derivatives not designated as hedging instruments are considered Level 2 financial instruments. The Company’s foreign exchange derivative instruments are typically short-term in nature.

The Company also determined that the contingent consideration, described further below, was a Level 3 financial instrument.

The fair value of these instruments as of June 30, 2018 and December 31, 2017 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2018:
Cash equivalents:
U.S. Treasury money market funds	$17,731	$—	$—
Commercial paper	$—	$2,014	$—
Short-term investments:
U.S. government securities	$11,948	$—	$—
Asset backed securities		$4,266
Corporate securities	$—	$12,931	$—
Commercial paper	$—	$22,006	$—
Liabilities:
Contingent consideration	$—	$—	$11,945
Foreign exchange derivatives not designated as hedging instruments	$—	$20	$—
As of December 31, 2017:
Cash equivalents:
U.S. Treasury money market funds	$4,540	$—	$—
Commercial paper	$—	$1,029	$—
Repurchase agreements	$—	$2,500	$—
Short-term investments:
U.S. government securities	$11,885	$—	$—
Asset backed securities		$8,383
Corporate securities	$—	$22,082	$—
Commercial paper	$—	$29,842	$—
Other assets:
Foreign exchange derivatives not designated as hedging instruments	$—	$40	$—
Liabilities:
Contingent consideration	$—	$—	$11,948

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands) for the six months ended June 30, 2018 and year ended December 31, 2017:

	Warrant Liability	Put options on convertible promissory notes	Contingent Consideration
As of December 31, 2016	$303	$979	$9,708
Change in fair value	67	169	2,240
Put option at issuance of convertible promissory notes	—	828	—
Conversion of convertible promissory notes		(1,976)
Reclassification of warrant liability to common equity upon Merger	(370)	—	—
Balance at December 31, 2017	$—	$—	$11,948
Change in fair value	—	—	(3)
Balance at June 30, 2018	$—	$—	$11,945

The Company records changes in fair value of the contingent consideration in general and administrative expense.

In June 2017, the Company determined that there would be a change to the Molgradex program due to the FDA’s guidance on the clinical program requirements for a New Drug Application submission in the U.S. related to the Molgradex product, which was issued in May 2017.  Based on the FDA's guidance, the Company modified certain criteria of its Molgradex development program which the Company believes will accelerate the development timeline in the U.S.  The Company accordingly accounted for this change in its valuation of the contingent consideration as of June 30, 2017. Additionally, in the first quarter of 2018, Savara received approval from the FDA of its expansion of the Molgradex Phase 3 Study for aPAP into the U.S. to support its expedited U.S. development strategy for Molgradex. However, in order to achieve sufficient support for the study endpoints and outcome, the sample size of the study was increased resulting in the extension of the patient enrollment completion dates, and hence, the approval dates of Molgradex, by approximately two calendar quarters. The Company likewise accounted for this change in its valuation of the contingent consideration in the requisite calendar quarters.

The Company also accounted for the time value of money related to the Contingent Milestone Payments from December 31, 2017 to June 30, 2018 in its assessment. Accordingly, the related contingent consideration liability was remeasured to $11.9 million as of June 30, 2018 reflecting an insignificant change in fair value as of June 30, 2018.

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2 and Level 3 during the six months ended June 30, 2018 and year ended December 31, 2017.

9. Derivative Financial Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company seeks to limit these risks by following risk management policies and procedures, including the use of derivatives. The Company’s derivative contracts, which are not designated as hedging instruments, principally address short-term foreign currency exchange. The estimated fair value of the derivative contracts was based upon the relative exchange rate as of the balance sheet date. Accordingly, any gains or losses resulting from variances between this exchange rate and the exchange rate at the contract inception date were recognized as other income or expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2018, there were approximately $3.2 million of unsettled forward exchange contracts to purchase foreign currency and the net derivative financial instruments were recorded at their estimated fair value of twenty thousand dollars in accrued expenses.

10. Shareholders’ Equity

Common Stock Sales Agreement/At The Market (ATM)

On April 28, 2017, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, which was amended by Amendment No. 1 to the Common Stock Agreement (the “Amendment”) on June 29, 2018, pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $60.0 million, in addition to the $2.3 million in shares sold prior to the Amendment. The Amendment was effective on July 13, 2018, at the time the Company’s Registration Statement on Form S-3, dated June 29, 2018, (the “New Registration Statement”) was declared effective by the Securities and Exchange Commission.

The Shares will be offered and sold pursuant to the New Registration Statement. Subject to the terms and conditions of the Sales Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the six months ended June 30, 2018, the Company sold 46,900 shares of common stock under the Sales Agreement, for net proceeds of approximately $0.5 million.

Common Stock

The Company’s amended and restated certificate of incorporation, effective upon the completion of the Merger, and as further amended and restated in June 2018, authorizes the Company to issue 201 million shares of common and preferred stock, consisting of 200 million shares of common stock with $0.001 par value and one million shares of preferred stock with $0.001 par value.  The following is a summary of the Company’s common stock at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Common stock authorized	200,000,000	500,000,000
Common stock outstanding	30,836,774	30,509,522

The Company’s shares of common stock reserved for issuance as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Warrants from Mast acquired in Merger	750,840	1,152,231
Warrants Converted Pursuant to Merger	72,869	74,992
April 2017 SVB Warrants	24,725	24,725
June 2017 SVB Warrants	41,736	41,736
Prefunded warrants	775,000	775,000
Stock options outstanding	1,691,286	1,916,832
Issued and unvested RSU's	182,500	86,875
Total shares reserved	3,538,956	4,072,391

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of June 30, 2018:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
314,446	$52.50	November 2019
32,467	$7.00	August 2020
403,927	$29.40	February 2021
72,869	$8.98	June 2021
24,725	$9.10	April 2027
41,736	$5.39	June 2027
775,000	$0.01	October 2024
1,665,170

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

On November 29, 2017, we entered into a sublease agreement for a new office space in Austin, Texas for our corporate headquarters.  The term of the sublease space commenced on January 1, 2018 and will continue until July 31, 2021, and we agreed to make monthly rental payments of thirteen thousand dollars, subject to increases of approximately 2% annually on the anniversary of the commencement date of the sublease term. However, monthly base rent for calendar month one of the sublease term was abated.

We previously leased office space for our corporate headquarters, prior to our relocation on January 1, 2018 in Austin, Texas pursuant to an operating lease dated November 19, 2012, as amended May 22, 2015, under which we are obligated to remit monthly rental payments of approximately five thousand dollars for the period January 1, 2018 through January 31, 2019 and five thousand six hundred dollars thereafter through November 30, 2019. On November 29, 2017, we entered into a sublease agreement pursuant to which the sublessee will occupy the office space and remit these rental payments to Savara, as obligor, effective January 1, 2018 except for the first month’s rent on January 2018.

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

A. Equity Incentive Plan

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

Following the Merger, the Company no longer issues stock-based awards under the 2008 Plan.

2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was amended in June 2018. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units (“RSUs”), performance units, shares and other share-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of June 30, 2018, the number of shares of our common stock available for grant under the 2015 Plan was 3,005,868 shares.

B. Stock Option Valuation

Under the 2008 Plan and 2015 Plan, the Company values stock options using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company’s employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. The Company uses the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, which is consistent with the Company’s history of not paying dividends. The valuation of stock options is also impacted by the valuation of common stock. Refer to the section above for further information on the valuation methodology utilized by the Company to determine the value of its common stock.

C. Stock-Based Award Activity

The following table provides a summary of stock-based awards for the 2008 Plan and 2015 Plan (the “Plans”) for the six months ended June 30, 2018 and 2017:

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Stock Options	RSUs	Total	Stock Options	RSUs	Total
Outstanding as of December 31	1,916,832	86,875	2,003,707	2,129,856	—	2,129,856
Granted	31,720	120,000	151,720	7,500	72,588	80,088
Exercised	(154,766)	(24,375)	(179,141)	(4,822)	(72,361)	(77,183)
Forfeited	(102,500)	—	(102,500)	(386,034)	(227)	(386,261)
Outstanding as of June 30	1,691,286	182,500	1,873,786	1,746,500	—	1,746,500

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Research and development	$145	$38	$373	$74
General and administrative	247	117	431	162
Total stock-based compensation	$392	$155	$804	$236

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

As of June 30, 2018, and 2017, potentially dilutive securities include:

	Six Months Ended
	June 30, 2018	June 30, 2017
Awards under equity incentive plan	1,691,286	1,746,500
Unvested restricted shares and restricted stock units	190,595	40,604
Warrants to purchase common stock	1,665,170	1,293,684
Total	3,547,051	3,080,788

The following table reconciles basic earnings per share of common stock to diluted earnings per share of common stock for the three and and six months ended June 30, 2018 and 2017 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(11,594)	$(11,504)	$(38,442)	$(16,477)
Accretion of convertible redeemable preferred stock	—	(554)	—	(578)
Deemed dividend on beneficial conversion feature	—	(404)	—	(404)
Net loss attributable to common stockholders	(11,594)	(12,462)	(38,442)	(17,459)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(11,594)	(12,462)	(38,442)	(17,459)
Weighted average common shares outstanding, basic and diluted	30,658,494	13,807,861	30,601,425	8,465,053
Basic and diluted EPS	$(0.38)	$(0.90)	$(1.26)	$(2.06)

14. Subsequent Events

On July 30, 2018, the Company completed an underwritten public offering consisting of 4,250,000 shares of its common stock at a price to the public of $11.50 per share. Additionally, the Company granted the underwriters an option to purchase 637,500 additional shares of Savara common stock at the public offering price, less the underwriting discounts and commissions. The underwriters’ option to purchase the additional shares expires 30 days from the date of the underwriting agreement, or on August 25, 2018. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $45.7 million. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for its product candidates (including the expansion of the Molgradex NTM program with a new study in the U.S. in CF affected individuals with chronic NTM lung infection), the initiation of Molgradex pre-commercialization activities, and general and administrative expenses. The July 2018 public offering was executed under a new registration agreement filed with the Securities and Exchange Commission on June 29, 2018 and declared effective on July 13, 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND

RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” in this Quarterly Report on pages 30 through 51.

Overview

We are an orphan lung disease company. Our current pipeline comprises Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor, or GM-CSF, in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”), in Phase 2a development for nontuberculous mycobacterial (“NTM”) lung infection, and in preparation of Phase 2a development in cystic fibrosis (“CF”) affected individuals with chronic NTM lung infection, and AeroVanc, a Phase 3 stage inhaled vancomycin for treatment of persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in individuals living with CF. Our strategy involves expanding our pipeline of potentially best-in-class products through indication expansion, strategic development partnerships and product acquisitions, with the goal of becoming a leading company in our field. Our management team has significant experience in orphan drug development and pulmonary medicine, identifying unmet needs, developing and acquiring new product candidates, and effectively advancing them to approvals and commercialization.

Together with our wholly owned subsidiaries, we operate in one segment and have our principal offices in Austin, Texas. Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no material product revenue from inception to date as we have not yet commenced commercial operations. In April 2017, we completed a business combination with Mast Therapeutics, Inc., a publicly held company, following which our pre-existing equity holders owned approximately 77% of the combined company and through which we changed the name to Savara Inc. and continued our pre-existing business operations (the “Merger”). From our inception as a private company prior to the Merger to June 30, 2018, we have raised net cash proceeds of approximately $154.1 million from public offerings of common stock and private placements of convertible preferred stock, note financings and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $38.4 million for the six months ended June 30, 2018, which included an impairment charge of $21.7 million on certain acquired IPR&D, and $29.8 million for the year ended December 31, 2017. As of June 30, 2018, we had an accumulated deficit of $106.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We have chosen to operate by outsourcing our manufacturing and most of our clinical operations. We expect to incur significant additional expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our product candidates and add personnel necessary to operate as a public company with an advanced clinical candidate pipeline of products. In addition, operating as a publicly traded company following the Merger will involve the hiring of additional financial and other personnel, upgrading financial information systems and incurring costs associated with public company operations. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

As of June 30, 2018, we had cash of $23.6 million and short-term investments of $51.2 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Recent Events

At-the Market Sales Agreement Amendment

On April 28, 2017, we entered into a Common Stock Sales Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, which was amended by Amendment No. 1 to the Common Stock Agreement (the “Amendment”) on June 29, 2018, pursuant to which we may offer and sell, from time to time, through Wainwright, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $60.0 million, in addition to the $2.3 million in shares sold prior to the Amendment. The Amendment was effective on July 13, 2018, at the time our Registration Statement on Form S-3, dated June 29, 2018 (the “New Registration Statement”) was declared effective by the Securities and Exchange Commission (the “SEC”).

The Shares will be offered and sold pursuant to the New Registration Statement. Subject to the terms and conditions of the Sales Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon our instructions. We have provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

Public Offering

On July 30, 2018, we completed an underwritten public offering consisting of 4,250,000 shares of our common stock at a price to the public of $11.50 per share. Additionally, we granted the underwriters an option to purchase 637,500 additional shares of our common stock at the public offering price, less the underwriting discounts and commissions. The underwriters’ option to purchase the remaining balance of additional shares expires 30 days from the date of the underwriting agreement, or on August 25, 2018. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $45.7 million. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for our product candidates (including the expansion of the Molgradex NTM program with a new study in the U.S. in CF affected individuals with chronic NTM lung infection), the initiation of Molgradex pre-commercialization activities, and general and administrative expenses.

Cardeas Asset Acquisition

In June 2018, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Cardeas Pharma Corporation (“Cardeas”), a biopharmaceutical company specializing in the development of inhaled antibiotics to treat hospital-acquired and multi-drug resistant bacterial respiratory infections from highly antibiotic-resistant organisms. Pursuant to the Asset Purchase Agreement, we acquired substantially all of the assets, including intellectual property, of Cardeas for a purchase price comprised of (i) an upfront payment of 107,579 shares of our common stock equal to approximately $1.0 million as of the date of consummation and (ii) certain contingent payments due upon the achievement of distinct development milestones.

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

The largest component of our operating expenses has historically been our investment in research and development activities. The following table shows our research and development expenses for the three months ended June 30, 2018 and 2017 and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Product candidates:
AeroVanc	$4,232	$1,886	$7,271	$2,875
Molgradex	3,996	2,151	$8,777	4,109
Other	1,040	127	$1,759	127
Total research and development expenses	$9,268	$4,164	$17,807	$7,111

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued Research and Development Expenses

We record accrued expenses for estimated costs of our research and development activities conducted by external service providers, which include the conduct of clinical trials and contract formulation and manufacturing activities. We record the estimated costs of development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued liabilities in the consolidated balance sheet and within development expense in the consolidated statement of operations and comprehensive loss. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these external service providers.

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

Results of Operations — Comparison of Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Dollar
	2018	2017	Change
		(in thousands)
Operating expenses:
Research and development	$9,268	$4,164	$5,104
General and administrative	2,486	5,088	(2,602)
Depreciation	153	91	62
Total operating expenses	11,907	9,343	2,564
Loss from operations	(11,907)	(9,343)	(2,564)
Other income (expense)	36	(2,631)	2,667
Net loss before income taxes	(11,871)	(11,974)	103
Income tax benefit	277	470	(193)
Net loss	$(11,594)	$(11,504)	$(90)

Research and development

Research and development expenses increased by $5.1 million, or 122.6%, to $9.3 million for the three months ended June 30, 2018 from $4.2 million for the three months ended June 30, 2017. The increase was primarily due to approximately $2.3 million in AeroVanc study costs related to Phase 3 activities, $1.8 million in increased development costs associated with the development of Molgradex including the expansion of the aPAP study in the U.S. and the commencement of the NTM study, and $1.0 million in expense in the form of our common stock issued to Cardeas, pursuant to the Asset Purchase Agreement, which was expensed in the second quarter of 2018.

General and administrative

General and administrative expenses decreased by $2.6 million, or (51.1%), to $2.5 million for the three months ended June 30, 2018 from $5.1 million for the three months ended June 30, 2017. The decrease was primarily due to $1.9 million of expense recognized in connection with the change in fair value of the contingent consideration associated with the Serendex acquisition recognized during the second quarter of 2017, compared to only $0.1 million of related expense recognized during the second quarter of  2018, and approximately $1.7 million of expense incurred during the second quarter of 2017 in connection with the Merger, as well as related costs including legal and accounting expenditures. The aforementioned decrease was offset by $0.9 million additional costs related to personnel and other expenditures associated with public company requirements and activities.

Other expense

Other expense decreased by $2.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease was primarily due to $1.8 million of expense associated with the extinguishment of certain pre-Merger convertible promissory notes which were either converted to common stock or extinguished as part of the Merger, an approximate $0.4 million decrease in net interest expense due to interest and accretion income recorded on short-term investments recognized during the second quarter of 2018 as we did not have any short-term investments outstanding during the three months ended June 30, 2017, $0.5 million increase in foreign currency exchange gain and change in fair value of financial instruments.

Income tax benefit

Income tax benefit decreased by $0.2 million, or (41.1%), to $0.3 million for the three months ended June 30, 2018 from $0.5 million for the three months ended June 30, 2017. Although we continue to generate refundable tax benefits as provided by the Danish government related to research and development expenses incurred  on the aPAP study and have commenced generating refundable tax benefits as provided by the Australian Taxation Office for qualified research and development expenses incurred on the NTM program through our wholly-owned subsidiary, Savara Australia Pty. Limited, the decrease in tax benefits was primarily due to achieving the established maximum thresholds for qualified spend, and therefore, refundable research and development credits, as established by Danish tax law during the second quarter of 2018.

Results of Operations — Comparison of Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Dollar
	2018	2017	Change
		(in thousands)
Operating expenses:
Research and development	$17,807	$7,111	$10,696
General and administrative	4,254	6,924	(2,670)
Impairment of IPR&D	21,692	—	21,692
Depreciation	260	181	79
Total operating expenses	44,013	14,216	29,797
Loss from operations	(44,013)	(14,216)	(29,797)
Other expense	$(185)	$(2,968)	$2,783
Net loss before income taxes	(44,198)	(17,184)	(27,014)
Income tax benefit	$5,756	$707	$5,049
Net loss	$(38,442)	$(16,477)	$(21,965)

Research and development

Research and development expenses increased by $10.7 million, or 150.4%, to $17.8 million for the six months ended June 30, 2018 from $7.1 million for the six months ended June 30, 2017. The increase was primarily due to $4.7 million in increased development costs associated with the development of Molgradex, including the expansion of the aPAP study in the U.S. and the commencement of the NTM study, an increase of $4.4 million in AeroVanc study costs related to Phase 3 activities, $1.0 million in expense in the form of our common stock issued to Cardeas, pursuant to the Asset Purchase Agreement, which was expensed in the second quarter of 2018, and $0.6 million related to milestone and development costs of the Aironite study acquired in the Merger, which was not a part of our product pipeline in the first quarter of 2017 and a portion of the second quarter of 2017.

General and administrative

General and administrative expenses decreased by $2.7 million, or (38.6%), to $4.3 million for the six months ended June 30, 2018 from $6.9 million for the six months ended June 30, 2017. The decrease was primarily due to $2.0 million of expense in connection with the change in fair value of the contingent consideration associated with the Serendex acquisition recognized during the six months ended June 30, 2017 and approximately $2.6 million of expense in connection with the Merger and financing activities and related costs including legal and accounting expenditures. The aforementioned decreases were partially offset by a $0.8 million increase in personnel costs and a $1.1 million increase in costs associated with public company requirements and other general and administrative activities.

Impairment of IPR&D

During the six months ended June 30, 2018, we recognized a $21.7 million impairment charge to the carrying value of IPR&D related to the Aironite drug candidate assumed in the Merger due to the unfavorable results from a Phase 2 study that demonstrated a failure of Aironite to meet the endpoints of the study and limited effectiveness of the compound in patients.  We do not intend to further support or pursue the Aironite drug candidate.

Other expense

Other expense decreased by $2.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was primarily due to $1.8 million of expense associated with the extinguishment of certain pre-Merger convertible promissory notes which were subsequently extinguished or converted to common stock as part of the Merger, a $0.6 million decrease in net interest expense due to interest and accretion income recorded on short-term investments recognized during the six months ended June 30, 2018 as we did not have any short-term investments outstanding during the six months ended June 30, 2017, $0.2 million increase in foreign currency exchange gain, and $0.2 million decrease in the fair value of financial instruments.

Income tax benefit

Income tax benefit increased by $5.0 million, or 714.1%, to $5.8 million for the six months ended June 30, 2018 from $0.7 million for the six months ended June 30, 2017. The increase was primarily due to a $4.6 million tax benefit recorded during the first quarter of 2018 related to the reversal of a deferred tax liability resulting from the impairment of IPR&D acquired in the Merger. In addition, we recognized a tax benefit for the six months ended June 30, 2018 in the amount of $0.2 million as provided by the Australian Taxation Office for qualified research and development expenditures incurred on the NTM program through our wholly-owned subsidiary, Savara Australia Pty. Limited. The NTM program was not part of our product pipeline during the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had $23.6 million in cash, $51.2 million in short-term investments and an accumulated deficit of $106.6 million. We entered into a loan and security agreement with Silicon Valley Bank during the year ended December 31, 2017 and have executed two tranches totaling $15.0 million, the maximum credit available pursuant to the debt facility. To date, we have completed three public offerings since the Merger with combined net proceeds from the offerings, after deducting the underwriting discounts and commissions and offering expenses of approximately $135.2 million.

On June 7, 2017, we completed a public offering consisting of 9,034,210 shares of our common stock which included 613,157 shares upon the partial exercise of the underwriter’s option to purchase additional shares of our common stock at the public offering price, less the underwriting discounts and commissions. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses were approximately $39.5 million.

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

On July 30, 2018, we completed a public offering consisting of 4,250,000 shares of our common stock at the public offering price, less the underwriting discounts and commissions. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses were approximately $45.7 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur losses in the foreseeable future.

Therefore, we will need to raise additional capital to fund our operations, which may be through the issuance of additional equity, and potentially through borrowings.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(20,020)	$(10,515)
Cash provided by investing activities	21,224	3,382
Cash provided by financing activities	287	54,898
Effect of exchange rate changes	(8)	(5)
Net increase / (decrease) in cash	$1,483	$47,760

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2018 was $20.0 million, consisting of a net loss of $38.4 million, which was partially offset by noncash charges of $19.1 million, mainly comprised of impairment of IPR&D, depreciation, noncash interest, fair value changes, provision for deferred taxes, accretion on discount to short-term investments, amortization of debt issuance costs, and stock-based compensation, and increased by a net decrease in assets and liabilities of $0.7 million. The change in our net operating assets and liabilities was primarily due to an increase in accrued liabilities mostly related to research and development costs for both AeroVanc and Molgradex.

Cash flows from investing activities

Cash provided by investing activities for the six months ended June 30, 2018 was primarily the result of the cash generated from the maturity of short-term investments net of cash used to purchase available-for-sale securities.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2018 was primarily related to proceeds of $0.5 million from the “at the market offerings” under the Sales Agreement as partially offset by $0.3 million in principal payments on our capital lease obligation.

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

As of June 30, 2018, we had cash of $23.6 million and short-term investments of $51.2 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition.

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

Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations during the six months ended June 30, 2018 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Other Commitments” of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018.

Manufacturing Commitments and Contingencies

We are subject to various manufacturing royalties and payments related to our product candidate, Molgradex. Under an agreement, as amended, with the Active Pharmaceutical Ingredients (“API”) manufacturer, no signing fee or milestones are included in the royalty payments, and there is no minimum royalty. Upon the successful development, registration and attainment of approval by the proper health authorities, such as the FDA, in any territory except Latin America, Central America and Mexico, we must pay a royalty of three percent (3%) on annual net sales to the manufacturer of our API. Additionally, we must make certain payments to the API manufacturer upon the achievement of certain milestones.

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

We have ongoing operations in Denmark as a result of our acquisition of Serendex and pay those vendors in local currency (Danish Krone) or Euros. We seek to limit the impact of foreign currency fluctuations through the use of derivative instruments, short-term foreign currency forward exchange contracts not designated as hedging instruments. We also have ongoing operations in Australia as a result of the expansion of Molgradex for the treatment of NTM lung infection and pay our respective vendors in Australian Dollars. We did not recognize any significant exchange rate losses during the six months ended June 30, 2018 and 2017. A 10% change in the Krone-to-dollar, Euro-to-dollar, Australian dollar-to-dollar, or Krone-to-Australian dollar exchange rate on June 30, 2018 would not have had a material effect on our results of operations or financial condition.

We also have interest rate exposure as a result of our loan and security agreement with Silicon Valley Bank. As of June 30, 2018, the outstanding gross principal amount of the secured term loan was $15.0 million. The loan agreement bears interest at the prime rate reported in The Wall Street Journal, plus a spread of 4.25%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on June 30, 2018 were to have occurred, this change would not have had a material effect on our interest expense obligations with respect to outstanding borrowed amounts.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2018 these disclosure controls and procedures were effective at the reasonable assurance level.

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

For the six months ended June 30, 2018, we incurred a net loss of $38.4 million, and net cash used in operating activities was $20.0 million. At June 30, 2018, our cash, cash equivalents and short-term investment securities were $74.8 million, and working capital was $69.9 million. At June 30, 2018, we had an accumulated deficit of $106.6 million.  We expect to continue to incur substantial operating losses for the next several years as we seek to advance our product candidates through clinical development, global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve.

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

As of June 30, 2018, we had goodwill and IPR&D of approximately $38.6 million.  These intangible assets are subject to an impairment analysis whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to our consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations.  For example, during the six months ended June 30, 2018, we recorded $21.7 million of impairment charges and a corresponding decrease to the carrying value of IPR&D related to the Aironite drug candidate due to the unfavorable results from a Phase 2 study that demonstrated a failure of Aironite to meet the endpoints of the study and limited effectiveness of the compound in patients. We will cease supporting or advancing the development of the Aironite drug candidate.

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

The success of our business is dependent on our ability to advance the clinical development of Molgradex for the treatment of patients with autoimmune pulmonary alveolar proteinosis, or aPAP, and its expansion into nontuberculous mycobacteria, or NTM, lung infection, and AeroVanc for the treatment of persistent methicillin-resistant Staphylococcus aureus, or MRSA, infections in the lungs of CF patients. The Molgradex Phase 3 clinical study, designated as IMPALA, is ongoing in Europe, Japan, and the U.S. We expect to announce top-line results from the Phase 3 study of Molgradex in the second quarter of 2019. The AeroVanc Phase 3 study, designated AVAIL, started in the U.S. and Canada in the third quarter of 2017. We expect to announce top-line results from the Phase 3 study of AeroVanc in late 2019.

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
•

delays during regulatory review and/or requirements of additional Chemistry, Manufacturing, and Controls (“CMC”), nonclinical, or clinical studies, resulting in increased costs and/or delays in marketing approval and subsequent commercialization of the product candidates in the United States and other markets;

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

Replacing key employees may be a difficult, costly and protracted process, and we may not have other personnel with the capacity to assume all the responsibilities of a key employee upon his/her departure. Transition periods can be difficult to manage and may cause disruption to our business. In addition, there may be intense competition from other companies and organizations for qualified personnel. Other companies and organizations with which we compete for personnel may have greater financial and other resources and different risk profiles than us, and a history of successful development and commercialization. If we cannot attract and retain skilled personnel, as needed, we may not achieve our development and other goals.

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

We do not have, and do not have plans to establish commercial manufacturing facilities. We completely rely on third parties for the manufacture and supply of our clinical trial drug and delivery device supplies and, if approved, commercial product materials. The loss of any of these vendors or a vendor’s failure to provide us with an adequate supply of clinical trial or commercial product material in a timely manner and on commercially acceptable terms, or at all, could harm our business.

We outsource the manufacture of our product candidates and do not plan to establish our own manufacturing facilities. To manufacture our product candidates, we have made numerous custom modifications at contract manufacturing organizations (“CMOs”), making us highly dependent on these CMOs. For clinical and commercial supplies, if approved, we have supply agreements with third party CMOs for drug substance, finished drug product, drug delivery devices and other necessary components of our product candidates. While we have secured long-term commercial supply agreements with many of the third party CMOs, we would need to negotiate agreements for commercial supply with several important CMOs, and we may not be able to reach agreement on acceptable terms. In addition, we rely on these third parties to conduct or assist us in key manufacturing development activities, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials and conducting stability testing, among other things. If these third parties are unable to perform their tasks successfully in a timely manner, whether for technical, financial or other reasons, we may be unable to secure clinical trial material, or commercial supply material if approved, which likely would delay the initiation, conduct or completion of our clinical studies or prevent us from having enough commercial supply material for sale, which would have a material and adverse effect on our business.

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

We do not employ personnel or possess the facilities necessary to conduct many of the activities associated with our programs. We engage consultants, advisors, contract research organizations (“CROs”), CMOs, and others to assist in the design and conduct of nonclinical and clinical studies of our product candidates, with interpretation of the results of those studies and with regulatory activities, and we expect to continue to outsource all or a significant amount of such activities. As a result, many important aspects of our development programs are and will continue to be outside our direct control, and our third-party service providers may not perform their activities as required or expected, including the maintenance of good clinical practice (“GCP”), good laboratories practice (“GLP”) and good manufacturing practices (“GMP”) compliance, which are ultimately our responsibility to ensure. Further, such third parties may not be as committed to the success of our programs as our own employees and, therefore, may not devote the same time, thoughtfulness or creativity to completing projects or problem-solving as our own employees would. To the extent we are unable to successfully manage the performance of third-party service providers, our business may be adversely affected.

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

We expect to evaluate, from time to time, potential strategic acquisitions of complementary businesses, products or technologies.  In addition, we expect to evaluate joint ventures, licensing and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies. Furthermore, the integration of any acquisition and management of any collaborative project may divert our management’s time and resources from our core business and disrupt our operations. Any cash acquisition we pursue would diminish the funds otherwise available to us for other uses. Any acquisition using our stock would dilute our stockholders’ ownership interests.

To establish a sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth.

As of August 2, 2018, we had 24 full-time employees, including 15 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

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

Molgradex has received Orphan Drug Designation in the United States by the FDA and in Europe by the European Medicines Agency for the treatment of aPAP, and AeroVanc has been granted Orphan Drug Designation in the United States by the FDA for the treatment of MRSA lung infection in patients with CF. Orphan Drug Designation will not shorten the regulatory review or reduce the clinical data requirements needed to obtain approval. If approval is received to market either Molgradex or AeroVanc for the respective indications, the FDA will not approve a similar product, with the same active ingredient, to Molgradex or AeroVanc for seven years and the European Medicines Agency will not approve a similar product to Molgradex for ten years, unless we are unable to produce enough supply to meet demand in the marketplace or another similar product, with the same active ingredient, is deemed clinically superior. Similar product candidates, with the same active ingredient and route of delivery, may be granted Orphan Drug Designation during the development of the respective products, but the Orphan Drug exclusivity is granted only to the first of such products approved, which means there is risk that a competitor product candidate may receive approval and Orphan Drug exclusivity before us, thus preventing us from marketing one or more of our product candidates until the exclusivity of the competing product expires. Also, the Orphan Drug status will not prevent a competitor with a different active ingredient from competing with our product candidates. If we are prevented from marketing one or more product candidates due to a competitor’s Orphan Drug exclusivity, this would have a material adverse effect on our business.

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

Molgradex is currently undergoing a Phase 3 clinical study in the United States, Europe, and Japan. The product (formulation, process, packaging, and device) used in this Phase 3 study will be submitted in marketing applications to regulatory authorities unchanged. However, the product submitted may result in regulatory delays and/or non-acceptance for a variety of reasons including but not limited to: justification for inclusion of one or more excipients; safety qualification of one or more excipients; acceptability of commercial manufacturing site; ease of presenting the dose to the nebulizer; and, reproducibility of delivered dose from the nebulizer. Concurrently, we are exploring formulation, process, packaging, and device improvements that could simplify the composition of the drug product by eliminating one or more potentially unnecessary or harmful excipients, improve the ease of use of the product, and/or reduce the overall product variability. While we expect these changes to improve the product quality and possibly reduce other documentation requirements, the regulatory agencies may require additional clinical or nonclinical studies prior to approval of such changes, including conducting an additional Phase 3 clinical study that would significantly extend the timeline for clinical development of Molgradex in aPAP.

The manufacturing process and site for the drug product may change post-Phase 3. Changes in the manufacturing process and site have a potential to result in untoward changes in drug product characteristics. If the commercial drug product differs significantly from the product studied in Phase 3, then regulatory agencies may require additional clinical or nonclinical studies prior to approval of such changes, including conducting an additional Phase 3 clinical study that would significantly extend the timeline for clinical development of Molgradex in aPAP.

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

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug, including Molgradex and AeroVanc. Regardless of any guidance the FDA or foreign regulatory agencies may provide a drug’s sponsor during its development, the FDA or foreign regulatory agencies retain complete discretion in deciding whether to accept an NDA or BLA or the equivalent foreign regulatory approval submission for filing or, if accepted, approve an NDA or BLA. There are many components to an NDA or BLA or marketing authorization application submission in addition to clinical study data. For example, the FDA or foreign regulatory agencies will review the sponsor’s internal systems and processes, as well as those of its CROs, CMOs and other vendors, related to development of its product candidates, including those pertaining to its clinical studies and manufacturing processes. Before accepting an NDA for review or before approving the NDA or BLA, the FDA or foreign regulatory agencies may request that we provide additional information that may require significant resources and time to generate and there is no guarantee that its product candidates will be approved for any indication for which we may apply. The FDA or foreign regulatory agencies may choose not to approve an NDA or BLA for any of a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development of its product candidates. Even if one or more Phase 3 clinical studies are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA or foreign regulatory agencies may not consider efficacy and safety data from the submitted studies adequate scientific support for a conclusion of effectiveness and/or safety and may require one or more additional Phase 3 or other studies prior to granting marketing approval. If this were to occur, the overall development cost for the product candidate would be substantially greater and competitors may bring products to market before us, which could impair our ability to generate revenues from the product candidates, or even seek approval, if blocked by a competitor’s Orphan Drug exclusivity, which would have a material adverse effect on our business, financial condition and results of operations.

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

AeroVanc has received a U.S. Patent Notice of Allowance for its formulation in the United States, AeroVanc’s primary market. AeroVanc has either been issued patents or is prosecuting patent applications in numerous countries outside the United States. We have no patent protection for Molgradex for the treatment of aPAP, and primarily rely on the Orphan Drug exclusivity as our primary barrier to competition. Molgradex for the treatment of NTM has an issued patent ex-U.S. (under prosecution in the U.S.) with two provisional patents filed last year. Both Molgradex and AeroVanc utilize proprietary delivery devices with exclusive supply agreements. Molgradex is eligible for protection via a proprietary cell bank used in the production of the drug substance.

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

There generally is a substantial amount of litigation involving patent and other intellectual property rights in the industries in which we operate and the cost of such litigation may be considerable. We can provide no assurance that our product candidates or technologies will not infringe patents or rights owned by others, licenses to which might not be available to us in a timely manner or on acceptable terms, or at all. If a third-party claims that we or our CMOs or component material suppliers infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

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

The market price of our common stock has been and is expected to continue to be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure to meet or exceed any financial and development projections that we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinions regarding our business and stock;
•	failure to obtain sufficient capital to fund our business objectives;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the CF, aPAP, or NTM markets generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of the combined organization;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

We will continue to incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

We will continue to incur significant legal, accounting and other expenses that we did not incur as a private company prior to the Merger, including costs associated with public company reporting requirements. We will also continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, our management team consists of certain officers whom prior to the Merger had not previously managed and operated a public company. These officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence in us and cause our business or stock price to suffer.

We do not expect to pay any cash dividends in the foreseeable future.

We expect to retain any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be stockholders’ sole source of gain, if any, for the foreseeable future.

Because the Merger likely resulted in an ownership change under Section 382 of the Internal Revenue Code, our pre-Merger net operating loss carryforwards and certain other tax attributes will be subject to limitation. The net operating loss carryforwards and certain other tax attributes may also be subject to limitations as a result of ownership changes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2018, we entered into an asset purchase agreement to acquire certain assets, including intellectual property, of Cardeas Pharma Corporation (“Cardeas”). The purchase price included the issuance to Cardeas of 107,579 shares of our common stock, which was equal to approximately $1.0 million as of the date of consummation. The foregoing issuance was in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act of 1933, as amended, based on the following factors: (i) the absence of general solicitation; (ii) investment representations obtained from Cardeas, including representations with respect to its status as an accredited investor; (iii) the provision of appropriate disclosure; and (iv) the placement of restrictive legends on the book entry entitlements reflecting the shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number	Description
3.1	Savara Inc. Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 4, 2018).
10.1	Savara Inc. 2015 Omnibus Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 4, 2018).
10.2

Amendment No. 1 to Common Stock Sales Agreement, dated June 29, 2018, between Savara Inc. and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 29, 2018).

10.3*

Amendment No. 1, effective May 23, 2018, to the Research Collaboration and License Agreement between Savara Inc. (as successor in interest to Serendex Pharmaceuticals A/S) and PARI Pharma GmbH dated November 7, 2014

10.4	Amendment to Executive Employment Agreement, dated as of August 3, 2018, by and among Savara Inc. and Taneli Jouhikainen
10.5	Amendment to Executive Employment Agreement, dated as of August 3, 2018, by and among Savara Inc. and Dave Lowrance
10.6	Amendment to Executive Employment Agreement, dated as of August 3, 2018, by and among Savara Inc. and Robert Neville
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential treatment has been requested as to the portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 9, 2018	By:	/s/ Dave Lowrance
Dave Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2018	By:	/s/Robert Neville
Robert Neville
Chief Executive Officer (Principal Executive Officer)