Form 10-Q
period 2018-09-30
Savara Inc
filed 2018-11-07
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2018, the registrant had 35,128,771 shares of common stock, $0.001 par value per share, outstanding.

i

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$24,946	$22,121
Short-term investments	87,102	72,192
Prepaid expenses and other current assets	2,697	3,551
Total current assets	114,745	97,864
Property and equipment, net	605	925
In-process R&D	11,520	33,626
Goodwill	26,962	27,082
Other non-current assets	1,292	131
Total assets	$155,124	$159,628
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,240	$2,784
Accrued expenses	3,912	2,966
Debt facility	3,750	—
Current portion of capital lease obligation	318	265
Total current liabilities	11,220	6,015
Long-term liabilities:
Debt facility, net of current portion	11,357	14,775
Contingent consideration	12,079	11,948
Deferred tax liability	2,534	7,181
Capital lease obligation, net of current portion	—	297
Other long-term liabilities	80	103
Total liabilities	37,270	40,319
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 and 500,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 35,120,540 and 30,509,522 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	36	32
Additional paid-in capital	236,659	186,522
Accumulated other comprehensive income	364	958
Accumulated deficit	(119,205)	(68,203)
Total stockholders’ equity	117,854	119,309
Total liabilities and stockholders' equity	$155,124	$159,628

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$9,509	$4,966	27,316	12,076
General and administrative	3,148	1,486	7,402	8,410
Impairment of acquired IPR&D	—	—	21,692	—
Depreciation	127	91	387	272
Total operating expenses	12,784	6,543	56,797	20,758
Loss from operations	(12,784)	(6,543)	(56,797)	(20,758)
Other income (expense):
Interest expense, net	111	(277)	(106)	(1,038)
Foreign currency exchange gain (loss)	(7)	(71)	87	(225)
Loss on extinguishment of debt	—	—	—	(1,816)
Change in fair value of financial instruments	10	(43)	(52)	(280)
Total other income (expense)	114	(391)	(71)	(3,359)
Loss before income taxes	(12,670)	(6,934)	(56,868)	(24,117)
Income tax benefit	110	117	5,866	824
Net loss	$(12,560)	$(6,817)	$(51,002)	$(23,293)
Accretion of redeemable convertible preferred stock	—	—	—	(578)
Deemed dividend on beneficial conversion feature	—	—	—	(404)
Net loss attributable to common stockholders	$(12,560)	$(6,817)	$(51,002)	$(24,275)
Other comprehensive income:
Gain (loss) on foreign currency translation	(105)	348	(620)	1,343
Unrealized gain (loss) on short-term investments	13	(5)	26	(5)
Total Comprehensive Loss	$(12,652)	$(6,474)	$(51,596)	$(21,955)
Net loss per share:
Basic and diluted	$(0.37)	$(0.28)	$(1.61)	$(1.76)
Weighted average common shares outstanding
Basic and diluted	33,708,563	24,209,517	31,648,510	13,770,032

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Period Ended September 30, 2018

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total
Balance on December 31, 2017	30,509,522	$32	186,522	$(68,203)	$958	$119,309
Issuance of common stock upon public offering, net	4,250,000	4	45,788	—	—	45,792
Issuance of common stock upon At The Market sales, net	46,900	—	493	—	—	493
Issuance of common stock for settlement of RSUs	37,500	—	—	—	—	—
Net issuance of common stock upon cashless exercise of stock options	115,754	—	—	—	—	—
Issuance of common stock upon exercise of stock options	51,162	—	50	—	—	50
Issuance of common stock upon exercise of warrants	2,123	—	19	—	—	19
Common stock issued for purchase of assets	107,579	—	995	—	—	995
Stock-based compensation	—	—	2,792	—	—	2,792
Foreign exchange translation adjustment	—	—	—	—	(620)	(620)
Unrealized gain on short-term investments	—	—	—	—	26	26
Net loss incurred	—	—	—	(51,002)	—	(51,002)
Balance on September 30, 2018	35,120,540	$36	$236,659	$(119,205)	$364	$117,854

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(51,002)	$(23,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	387	272
Impairment of acquired IPR&D	21,692	—
Changes in fair value of financial instruments	52	280
Change in fair value of contingent consideration	131	2,108
Noncash interest	83	395
Loss on extinguishment of debt	—	1,816
Acquired IPR&D	995	—
Foreign currency gain/(loss)	(87)	225
Amortization of debt issuance costs	332	301
Accretion on discount to short-term investments and convertible promissory notes	(546)	(34)
Stock-based compensation	2,792	350
Issuance of call option derivative	—	344
Provision (benefit) for deferred taxes	(4,555)	—
Changes in operating assets and liabilities:
Grant and award receivable	—	400
Tax refund receivable	(1,393)	(785)
Prepaid expenses and other current assets	969	(1,272)
Deferred rent	(23)	(14)
Accounts payable and accrued expenses	1,391	143
Net cash used in operating activities	$(28,782)	$(18,764)
Cash flows from investing activities:
Cash acquired through Merger	$—	$3,442
Purchase of property and equipment	(81)	(61)
Purchase of available-for-sale securities	(88,104)	(33,443)
Maturities of available-for-sale securities	64,346	—
Sale of available-for-sale securities, net	9,351	—
Net cash used in investing activities	$(14,488)	$(30,062)
Cash flows from financing activities:
Proceeds from debt facility	$—	$14,894
Proceeds from convertible promissory notes	—	3,569
Issuance of common stock upon exercise of warrants	19	384
Issuance of common stock upon public offering, net	45,792	39,522
Issuance of common stock upon at the market offerings, net	493	991
Repayment of long-term debt	—	(3,567)
Proceeds from exercise of stock options	50	—
Capital lease obligation principal payments	(257)	(460)
Net cash provided by financing activities	$46,097	$55,333
Effect of exchange rate changes on cash and cash equivalents	(2)	(67)
Increase in cash and cash equivalents	$2,825	$6,440
Cash and cash equivalents beginning of period	22,121	13,373
Cash and cash equivalents end of period	$24,946	$19,813

Non-cash transactions:
Extinguishment and derecognition of put options	$—	$2,202
Conversion of convertible notes into common stock	$—	$8,249
Shares issued in connection of business combination and assumed equity awards	$—	$35,846
Accretion of redeemable convertible preferred stock	$—	$578
Beneficial conversion feature	$—	$404
Common stock issued for IPR&D, net	$995	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,038	$359

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Savara Inc. (“Savara,” the “Company,” or as used in the context of “we” or “us”) is an orphan lung disease company. The Company’s pipeline comprises Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor, or GM-CSF, in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”), in Phase 2a development for nontuberculous mycobacterial (“NTM”) lung infection, and in preparation for Phase 2a development in cystic fibrosis (“CF”) affected individuals with chronic NTM lung infection, and AeroVanc, a Phase 3 stage inhaled vancomycin for treatment of persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in individuals living with CF. The Company and its wholly owned subsidiaries operate in one segment with its principal offices in Austin, Texas.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2018, and its results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for interim periods shown in this report are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The December 31, 2017 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017.

2. Summary of Significant Accounting Policies

Liquidity

As of September 30, 2018, the Company had an accumulated deficit of approximately $119.2 million. The Company also had negative cash flow from operations of approximately $28.8 million during the nine months ended September 30, 2018. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Accordingly, the Company will need additional capital to further fund the development of, and seek regulatory approvals for, its product candidates and begin to commercialize any approved products.

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

While the Company had cash and cash equivalents of $24.9 million and short-term investments of $87.1 million as of September 30, 2018, the Company intends to continue to raise additional capital as needed through the issuance of additional equity and potentially through borrowings, and strategic alliances with partner companies. However, if such financings are not available timely and at adequate levels, the Company will need to reevaluate its operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Short-term Investments

The Company has classified its investments in debt securities with readily determinable fair value as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of “Accumulated other comprehensive income” within stockholders' equity.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and foreign exchange derivatives not designated as hedging. The Company places its cash and cash equivalents with a limited number of high-quality financial institutions and at times may exceed the amount of insurance provided on such deposits.

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

Goodwill, Acquired In-Process Research and Development (IPR&D) and Deferred Tax Liability

Goodwill and acquired IPR&D are not amortized but are tested annually for impairment or more frequently if impairment indicators exist. The Company adopted accounting guidance related to annual and interim goodwill and acquired in-process research and development (“IPR&D”) impairment tests which allows the Company to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative impairment test is required.  During the nine months ended September 30, 2018, the Company experienced a $0.1 million and $0.4 million decrease in the carrying value of goodwill and IPR&D, respectively, related to its acquisition of Serendex A/S on July 15, 2016 (as defined and further described in Note 8), which was due to foreign currency translation.  In addition, during the nine months ended September 30, 2018, the Company recorded $21.7 million of impairment charges and a corresponding decrease to the carrying value of IPR&D related to the Aironite drug candidate assumed in the Merger (as defined and further described in Note 6) due to the unfavorable results from a Phase 2 study that demonstrated a failure of Aironite to meet the endpoints of the study and limited effectiveness of the compound in patients.  As a result of the IPR&D impairment charges recorded in the first quarter of 2018, the Company reduced the associated deferred tax liability related to the acquired IPR&D from the Merger by $4.6 million and recorded a tax benefit.

Tax Refund Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, for the nine months ended September 30, 2018. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. As of September 30, 2018, credits totaling $1.7 million had been generated but not yet received. Of this Danish tax credit of approximately $1.7 million, $0.8 million is related to research and development activities incurred during the year ended December 31, 2017 and recorded as a receivable in prepaid expenses and other current assets, as receipt is expected to occur in the fourth quarter of 2018. The remaining portion of the Danish tax credit of $0.9 million, which was generated during the nine months ended September 30, 2018, is recorded in other non-current assets and is expected to be received in the fourth quarter of 2019.

The Company also recognized a tax benefit for the nine months ended September 30, 2018 as provided by the Australian Taxation Office for qualified research and development expenditures on the NTM program incurred through our subsidiary, Savara Australia Pty. Limited. Under Australian tax law, Australia remits a research and development tax credit equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. As of September 30, 2018, credits totaling $0.4 million had been generated but not yet received. This Australian tax credit of approximately $0.4 million includes approximately $0.1 million in tax credits generated during the year ended December 31, 2017 and is recorded as a receivable in prepaid expenses and other current assets as receipt is expected to occur in the fourth quarter of 2018. The remaining portion of the Australian tax credit of $0.3 million, which was generated during the nine months ended September 30, 2018, is recorded in other non-current assets and is expected to be received in the fourth quarter of 2019.

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

Financial instruments carried at fair value include cash and cash equivalents and contingent consideration related to the acquisition of Serendex A/S (see Note 8) for which any change is reflected in general and administrative expense, foreign exchange derivatives, certain warrants previously classified as liabilities, and embedded put options separated from the convertible promissory notes which were converted to equity or derecognized in connection with the Merger.

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

Manufacturing and Other Commitments and Contingencies

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

Pursuant to a license agreement between the Company and a Japanese licensee regarding the development and commercialization of Molgradex for the treatment of aPAP in Japan, the Company shall fund the licensee fifty percent (50%), up to a maximum of approximately $0.8 million dollars, of the external costs associated with specific research, regulatory and filing activities to be conducted by the licensee.

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

Manufacturing and Other Contingent Milestone and Co-Development Payments (in thousands):

September 30, 2018
Molgradex API manufacturer:
Delivery of working and master cell banks	$600
Achievement of certain milestones related to regulatory approval of Molgradex	2,000
Molgradex nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer Molgradex	8,062
Molgradex (aPAP) Japanese licensee:
Co-development and regulatory costs	750
Total manufacturing and other commitments	$11,412

As of September 30, 2018 and December 31, 2017, none of the above milestones or co-developement commitments had been met or incurred.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. The update aims at making leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently accounted for as operating leases. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements, but expects the impact to be limited to the operating lease agreements for the office spaces in Austin, Texas, Copenhagen, Denmark, and San Diego, California, currently being subleased.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The update aims at simplifying the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. The standard is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement.” The update eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company’s adoption of ASU 2018-013 did not have a material impact on its consolidated financial statements.

3. Prepaid expenses and other current assets

Prepaid expenses consisted of (in thousands):

	September 30, 2018	December 31, 2017
R&D tax credit receivable	$891	$834
Prepaid clinical trial costs	1,067	2,129
VAT receivable	292	196
Prepaid insurance	289	158
Forward currency exchange derivative	4	40
Deposits and other	154	194
Total prepaid expenses and other current assets	$2,697	$3,551

4. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of (in thousands):

	September 30, 2018	December 31, 2017
Accrued contracted research and development costs	$2,946	$1,308
Accrued general and administrative costs	578	323
Accrued compensation	388	1,328
Other	—	7
Total accrued expenses and other liabilities	$3,912	$2,966

5. Short-term Investments

Short-term Investments in Available for Sale Securities

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of September 30, 2018:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$11,992	$—	$(7)	$11,985
Asset backed securities	9,484	—	(4)	9,480
Corporate securities	19,090	—	(10)	19,080
Commercial paper	46,556	1	—	46,557
Total short-term investments	$87,122	$1	$(21)	$87,102

As of December 31, 2017:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$11,894	$—	$(9)	$11,885
Asset backed securities	8,389	—	(6)	8,383
Corporate securities	22,113	—	(31)	22,082
Commercial paper	29,842	—	—	29,842
Total short-term investments	$72,238	$—	$(46)	$72,192

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of “Accumulated other comprehensive income” in the Consolidated Balance Sheets. Classification as short-term or long-term is based upon whether the maturity of the debt securities is less than or greater than twelve months.

There were no significant realized gains or losses related to investments for the nine months ended September 30, 2018 and September 30, 2017.

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

As discussed in Note 2, during the first quarter of 2018, the Company recorded a $21.7 million impairment charge and corresponding decrease to the carrying value of IPR&D recorded with respect to the Merger to write the IPR&D asset off in full due to the failure of Aironite to meet its primary and secondary endpoints in the Phase 2 study. Following the negative outcome of the study, Savara does not plan to support any new development of Aironite. The decrease in the carrying value of IPR&D has been recognized as an expense to “Impairment of acquired IPR&D” included in the condensed consolidated statement of operations for the nine months ended September 30, 2018. As a result of the impairment charge recorded in the first quarter of 2018, the Company reduced the related deferred tax liability by $4.6 million and recorded a tax benefit.

Cardeas

In June 2018, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Cardeas Pharma Corporation (“Cardeas”), a biopharmaceutical company specializing in the development of inhaled antibiotics to treat hospital-acquired and/or multi-drug resistant bacterial respiratory infections from highly antibiotic-resistant organisms. Pursuant to the Asset Purchase Agreement, Savara acquired substantially all of the assets, including intellectual property, of Cardeas for a purchase price comprised of (i) an upfront payment of 107,579 shares of the Company’s common stock equal to approximately $1.0 million as of the date of consummation and (ii) certain contingent payments due upon the achievement of distinct development milestones. The Company has accounted for the transaction as an asset purchase. As of the measurement date of the acquisition and at September 30, 2018, the Company has deemed that the contingent payments are not probable and as such has not recorded an associated liability but will continue to assess at each period accordingly.

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

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value, which approximates the fair value (in thousands):

	As of September 30, 2018
	Short-term	Long-term
Principal payments to lender and end of term charge	$3,750	$11,601
Debt Issuance costs	—	(54)
Debt discount related to warrants	—	(190)
Carrying Value	$3,750	$11,357

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

The Company also determined that the contingent consideration, described further below, was a Level 3 financial instrument.

The fair value of these instruments as of September 30, 2018 and December 31, 2017 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2018:
Cash equivalents:
U.S. Treasury money market funds	$15,496	$—	$—
Commercial paper	$—	$5,817	$—
Short-term investments:
U.S. government securities	$11,985	$—	$—
Asset backed securities		$9,480
Corporate securities	$—	$19,080	$—
Commercial paper	$—	$46,557	$—
Other assets:
Foreign exchange derivatives not designated as hedging instruments	$—	$4	$—
Liabilities:
Contingent consideration	$—	$—	$12,079
As of December 31, 2017:
Cash equivalents:
U.S. Treasury money market funds	$4,540	$—	$—
Commercial paper	$—	$1,029	$—
Repurchase agreements	$—	$2,500	$—
Short-term investments:
U.S. government securities	$11,885	$—	$—
Asset backed securities		$8,383
Corporate securities	$—	$22,082	$—
Commercial paper	$—	$29,842	$—
Other assets:
Foreign exchange derivatives not designated as hedging instruments	$—	$40	$—
Liabilities:
Contingent consideration	$—	$—	$11,948

Pursuant to the acquisition of certain assets, liabilities, and subsidiaries of Serendex A/S through its wholly-owned Danish subsidiary, Savara ApS, on July 15, 2016, Savara agreed to pay the seller, in addition to a stipulated amount of shares of Savara’s common stock, (i) $5.0 million upon receipt of marketing approval of Molgradex by the European Medicines Agency, (ii) $15.0 million upon receipt of marketing approval of Molgradex by the FDA, and (iii) $1.5 million upon receipt of marketing approval of Molgradex by the Japanese Pharmaceuticals and Medical Devices Agency (the “Contingent Milestone Payments”). The Company estimates the likelihood of approval in each region, separately, based on the product candidate’s current phase of development and utilizing published studies of clinical development success rates for comparable non-oncology orphan drugs. The present value of the potential cash outflows from the probability weighted Contingent Milestone Payments is then estimated by taking into consideration that the Contingent Milestone Payments are similar to a business expense of the Company and would be senior to any Company debt obligations. The resulting weighted average present value factor is then applied to discount the probability adjusted Contingent Milestone Payments for each region to derive the fair value of the Contingent Milestone Payments.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands) for the nine months ended September 30, 2018 and year ended December 31, 2017:

	Warrant Liability	Put options on convertible promissory notes	Contingent Consideration
As of December 31, 2016	$303	$979	$9,708
Change in fair value	67	169	2,240
Put option at issuance of convertible promissory notes	—	828	—
Conversion of convertible promissory notes		(1,976)
Reclassification of warrant liability to common equity upon Merger	(370)	—	—
Balance at December 31, 2017	$—	$—	$11,948
Change in fair value	—	—	131
Balance at September 30, 2018	$—	$—	$12,079

The Company records changes in fair value of the contingent consideration in general and administrative expense.

In June 2017, the Company determined that there would be a change to the Molgradex program due to the FDA’s guidance on the clinical program requirements for a New Drug Application submission in the U.S. related to the Molgradex product, which was issued in May 2017.  Based on the FDA's guidance, the Company modified certain criteria of its Molgradex development program which the Company believes will accelerate the development timeline in the U.S. The Company accordingly accounted for this change in its valuation of the contingent consideration as of June 30, 2017. Additionally, in the first quarter of 2018, Savara received approval from the FDA of its expansion of the Molgradex Phase 3 Study for aPAP into the U.S. to support its expedited U.S. development strategy for Molgradex. However, in order to achieve sufficient support for the study endpoints and outcome, the sample size of the study was increased, resulting in the extension of the patient enrollment completion dates, and hence, the approval dates of Molgradex, by approximately two calendar quarters. The Company likewise accounted for this change in its valuation of the contingent consideration in the requisite calendar quarters.

The Company also accounted for the time value of money related to the Contingent Milestone Payments from December 31, 2017 to September 30, 2018 in its assessment. Accordingly, the related contingent consideration liability was remeasured to $12.1 million as of September 30, 2018.

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2 and Level 3 during the nine months ended September 30, 2018 and year ended December 31, 2017.

9. Derivative Financial Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company seeks to limit these risks by following risk management policies and procedures, including the use of derivatives. The Company’s derivative contracts, which are not designated as hedging instruments, principally address short-term foreign currency exchange. The estimated fair value of the derivative contracts was based upon the relative exchange rate as of the balance sheet date. Accordingly, any gains or losses resulting from variances between this exchange rate and the exchange rate at the contract inception date were recognized as other income or expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2018, there was an asset of approximately $3.1 million consisting of unsettled forward exchange contracts to purchase foreign currency, a corresponding liability of approximately $3.1 million consisting of forward exchange contract obligations, resulting in net derivative financial instruments, recorded at their estimated fair value, of approximately four thousand dollars in prepaid expenses and other current assets.

10. Shareholders’ Equity

Public Offering

On July 30, 2018, the Company completed an underwritten public offering consisting of 4,250,000 shares of its common stock at a price to the public of $11.50 per share. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $45.8 million. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for its product candidates (including the expansion of the Molgradex NTM program with a new study in the U.S. in CF affected individuals with chronic NTM lung infection), the initiation of Molgradex pre-commercialization activities, and general and administrative expenses. The July 2018 public offering was executed under a new registration agreement filed with the Securities and Exchange Commission on June 29, 2018 and declared effective on July 13, 2018.

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

During the nine months ended September 30, 2018, the Company sold 46,900 shares of common stock under the Sales Agreement, for net proceeds of approximately $0.5 million.

Common Stock

The Company’s amended and restated certificate of incorporation, as amended in June 2018, authorizes the Company to issue 201 million shares of common and preferred stock, consisting of 200 million shares of common stock with $0.001 par value and one million shares of preferred stock with $0.001 par value.  The following is a summary of the Company’s common stock at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Common stock authorized	200,000,000	500,000,000
Common stock outstanding	35,120,540	30,509,522

The Company’s shares of common stock reserved for issuance as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Warrants from Mast acquired in Merger	750,840	1,152,231
Warrants Converted Pursuant to Merger	72,869	74,992
April 2017 SVB Warrants	24,725	24,725
June 2017 SVB Warrants	41,736	41,736
Prefunded warrants	775,000	775,000
Stock options outstanding	2,634,295	1,916,832
Issued and unvested RSU's	169,375	86,875
Total shares reserved	4,468,840	4,072,391

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of September 30, 2018:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
314,446	$52.50	November 2019
32,467	$7.00	August 2020
403,927	$29.40	February 2021
72,869	$8.98	June 2021
24,725	$9.10	April 2027
41,736	$5.39	June 2027
775,000	$0.01	October 2024
1,665,170

11. Commitments

Operating Leases

We are obligated under operating leases for office space. We lease office space in Copenhagen, Denmark, with monthly rent of approximately six thousand dollars, expiring on September 30, 2022. On March 23, 2017, we sublet office space located in San Diego, California with rentable office space of approximately 13,707 square feet, which previously served as Mast’s corporate headquarters, to a third party. As a result of the Merger, the Company no longer had an ongoing need for these facilities. The term of the sub-sublease commenced on July 1, 2017 and expires on May 31, 2020, coterminous with a sublease agreement dated June 19, 2014 with the sublessor. Monthly base rent under the sub-sublease is approximately forty-four thousand dollars, subject to increases of 3.0% annually on the anniversary of the commencement date of the sub-sublease term. However, monthly base rent for calendar month two of the sub-sublease term was abated.

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

We previously leased office space for our corporate headquarters, prior to our relocation on January 1, 2018, in Austin, Texas pursuant to an operating lease dated November 19, 2012, as amended May 22, 2015, under which we are obligated to remit monthly rental payments of approximately five thousand dollars for the period January 1, 2018 through January 31, 2019 and five thousand six hundred dollars thereafter through November 30, 2019. On November 29, 2017, we entered into a sublease agreement pursuant to which the sublessee will occupy the office space and remit these rental payments to Savara, as obligor, effective January 1, 2018 except for the first month’s rent on January 2018.

Risk Management

The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to certain risks associated with operating the Company’s business to an acceptable level.

Employment Agreements

Certain executive officers are entitled to payments if they are terminated without cause or as a result of a change in control. Upon termination without cause, and not as a result of death or disability, each of such officers is entitled to receive a payment of base salary for twelve months and pro-rated portion of their unpaid bonus following termination of employment and such officer will be entitled to continue to receive coverage under medical and dental benefit plans for twelve months or until such officer is covered under a separate plan from another employer. Upon a termination other than for cause or for good reason within twelve months following a change in control, each of such officers is entitled to receive a payment of base salary for eighteen months and one-hundred percent of their unpaid bonus following termination of employment and such officer will be entitled to continue to receive coverage under medical and dental benefit plans for twelve months or until such officer is covered under a separate plan from another employer and will also be entitled to certain acceleration of such officer's outstanding unvested options at the time of such termination.

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

2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was amended in June 2018. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units (“RSUs”), performance units, shares and other share-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of September 30, 2018, the number of shares of our common stock available for grant under the 2015 Plan was 2,042,218 shares.

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

C. Stock-Based Award Activity

The following table provides a summary of stock-based awards for the 2008 Plan and 2015 Plan (the “Plans”) for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Stock Options	RSUs	Total	Stock Options	RSUs	Total
Outstanding as of December 31	1,916,832	86,875	2,003,707	2,129,856	—	2,129,856
Granted	1,016,720	120,000	1,136,720	42,500	122,588	165,088
Exercised	(175,407)	(37,500)	(212,907)	(118,213)	(72,361)	(190,574)
Forfeited	(123,850)	—	(123,850)	(447,065)	(227)	(447,292)
Outstanding as of September 30	2,634,295	169,375	2,803,670	1,607,078	50,000	1,657,078

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Research and development	$813	$38	$1,186	$112
General and administrative	1,175	76	1,606	238
Total stock-based compensation	$1,988	$114	$2,792	$350

13. Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. For periods in which the Company generated a net loss, the Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive.

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Awards under equity incentive plan	2,634,295	1,607,078
Unvested restricted shares and restricted stock units	173,422	78,396
Derivative call option	—	650,000
Warrants to purchase common stock	1,665,170	1,293,684
Total	4,472,887	3,629,158

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND

RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” in this Quarterly Report on pages 28 through 49.

Overview

We are an orphan lung disease company. Our current pipeline comprises Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor, or GM-CSF, in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”), in Phase 2a development for nontuberculous mycobacterial (“NTM”) lung infection, and in preparation for Phase 2a development in cystic fibrosis (“CF”) affected individuals with chronic NTM lung infection, and AeroVanc, a Phase 3 stage inhaled vancomycin for treatment of persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in individuals living with CF. Our strategy involves expanding our pipeline of potentially best-in-class products through indication expansion, strategic development partnerships and product acquisitions, with the goal of becoming a leading company in our field. Our management team has significant experience in orphan drug development and pulmonary medicine, identifying unmet needs, developing and acquiring new product candidates, and effectively advancing them to approvals and commercialization.

Together with our wholly owned subsidiaries, we operate in one segment and have our principal offices in Austin, Texas. Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no material product revenue from inception to date as we have not yet commenced commercial operations. In April 2017, we completed a business combination with Mast Therapeutics, Inc., a publicly held company, following which our pre-existing equity holders owned approximately 77% of the combined company and through which we changed the name to Savara Inc. and continued our pre-existing business operations (the “Merger”). From our inception, as a private company prior to the Merger, to September 30, 2018, we have raised net cash proceeds of approximately $199.9 million from public offerings of common stock, private placements of convertible preferred stock, and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $51.0 million for the nine months ended September 30, 2018, which included an impairment charge of $21.7 million on certain acquired IPR&D, and $29.8 million for the year ended December 31, 2017. As of September 30, 2018, we had an accumulated deficit of $119.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of September 30, 2018, we had cash of $24.9 million and short-term investments of $87.1 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Recent Events

Public Offering

On July 30, 2018, we completed an underwritten public offering consisting of 4,250,000 shares of our common stock at a price to the public of $11.50 per share. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $45.8 million. We intend to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for our product candidates (including the expansion of the Molgradex NTM program with a new study in the U.S. in CF affected individuals with chronic NTM lung infection), the initiation of Molgradex pre-commercialization activities, and general and administrative expenses.

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

The largest component of our operating expenses has historically been our investment in research and development activities. The following table shows our research and development expenses for the three months ended September 30, 2018 and 2017 and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Product candidates:
AeroVanc	$4,499	$1,991	$11,770	$4,866
Molgradex	4,966	2,490	$13,743	6,598
Other	44	485	$1,803	612
Total research and development expenses	$9,509	$4,966	$27,316	$12,076

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, facility expenses, expenses for outside professional services, including legal, audit and accounting services, and changes in the fair value of certain contingent consideration. Personnel costs consist of salaries, benefits and stock-based compensation. Facility expenses consist of rent, other related costs and other supplies. We continue to incur additional expenses as a result of becoming a public company following the Merger, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations, and other administrative expenses and professional services.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Results of Operations — Comparison of Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Dollar
	2018	2017	Change
		(in thousands)
Operating expenses:
Research and development	$9,509	$4,966	$4,543
General and administrative	3,148	1,486	1,662
Depreciation	127	91	36
Total operating expenses	12,784	6,543	6,241
Loss from operations	(12,784)	(6,543)	(6,241)
Other income (expense)	114	(391)	505
Net loss before income taxes	(12,670)	(6,934)	(5,736)
Income tax benefit	110	117	(7)
Net loss	$(12,560)	$(6,817)	$(5,743)

Research and development

Research and development expenses increased by $4.5 million, or 91.5% to $9.5 million for the three months ended September 30, 2018 from $5.0 million for the three months ended September 30, 2017. The increase was primarily due to approximately $2.5 million in AeroVanc study costs related to Phase 3 activities and $2.5 million in increased development costs associated with the development of Molgradex, including the expansion of the aPAP study in the U.S. and the commencement of the NTM study. The AeroVanc and Mogradex development costs incurred during the three months ended September 30, 2018 included an approximate $0.4 million noncash stock-based compensation charge. Conversely, the total research and development costs for the three months ended September 30, 2017 included approximately $0.4 million related to the Aironite program, which was assumed in the Merger and abandoned in the first quarter of 2018 due to the product candidate’s inability to meet its primary endpoints for the related Phase 2 study.

General and administrative

General and administrative expenses increased by $1.7 million, or 111.8%, to $3.1 million for the three months ended September 30, 2018 from $1.5 million for the three months ended September 30, 2017. The increase was primarily due to $1.5 million additional costs related to personnel which included an approximate $0.7 million noncash stock-based compensation charge. The remaining increase in expense was associated with continued legal and accounting requirements for a public company.

Other income / expense

Other income of $0.1 million was recognized for the three months ended September 30, 2018 as compared to other expense of $0.4 million for the three months ended September 30, 2017, resulting in a net change of $0.5 million or 129.2%. The change was primarily due to $0.4 million of interest income, net of interest expense from our debt facility and capital lease obligation, from an increased balance held in our short-term investments as compared to the three months ended September 30, 2017 and a $0.1 million combined decrease in foreign currency exchange loss and positive change in fair value of financial instruments.

Income tax benefit

Income tax benefit decreased slightly for the three months ended September 30, 2018 from the three months ended September 30, 2017. Although we continue to generate refundable tax benefits as provided by the Danish government related to research and development expenses incurred on the aPAP study and as provided by the Australian Taxation Office for qualified research and development expenses incurred on the NTM program, the decrease in tax benefits was primarily due to achieving the established maximum thresholds for qualified spend, and therefore, refundable research and development credits, as established by Danish tax law, during the third quarter of 2018.

Results of Operations — Comparison of Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,		Dollar
	2018	2017	Change
		(in thousands)
Operating expenses:
Research and development	$27,316	$12,076	$15,240
General and administrative	7,402	8,410	(1,008)
Impairment of IPR&D	21,692	—	21,692
Depreciation	387	272	115
Total operating expenses	56,797	20,758	36,039
Loss from operations	(56,797)	(20,758)	(36,039)
Other expense	$(71)	$(3,359)	$3,288
Net loss before income taxes	(56,868)	(24,117)	(32,751)
Income tax benefit	$5,866	$824	$5,042
Net loss	$(51,002)	$(23,293)	$(27,709)

Research and development

Research and development expenses increased by $15.2 million, or 126.2%, to $27.3 million for the nine months ended September 30, 2018 from $12.1 million for the nine months ended September 30, 2017. The increase was primarily due to $7.1 million in increased development costs associated with the development of Molgradex, including the expansion of the aPAP study in the U.S. and the commencement of the NTM study, an increase of $6.9 million in AeroVanc study costs related to Phase 3 activities, and $1.0 million in expense in the form of our common stock issued to Cardeas pursuant to the Asset Purchase Agreement, which was expensed in the second quarter of 2018.

General and administrative

General and administrative expenses decreased by $1.0 million, or 12.0%, to $7.4 million for the nine months ended September 30, 2018 from $8.4 million for the nine months ended September 30, 2017. The decrease was primarily due to $2.0 million of additional expense in connection with the change in fair value of the contingent consideration associated with the Serendex acquisition recognized during the nine months ended September 30, 2017 versus the expense incurred for the nine months ended September 30, 2018, as offset by a noncash stock-based compensation charge of approximately $0.7 million, recognized in the third quarter of 2018, as well as other expenditures associated with public company requirements and other general and administrative activities.

Impairment of IPR&D

During the nine months ended September 30, 2018, we recognized a $21.7 million impairment charge to the carrying value of IPR&D related to the Aironite drug candidate assumed in the Merger due to the unfavorable results from a Phase 2 study that demonstrated a failure of Aironite to meet the endpoints of the study and limited effectiveness of the compound in patients.  We are no longer supporting or pursuing the Aironite drug candidate.

Other expense

Other expense decreased by $3.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we recognized $2.0 million of expense associated with the extinguishment of certain pre-Merger convertible promissory notes and related put options which were subsequently extinguished or converted to common stock as part of the Merger in 2017. The decrease in other expense was also the result of certain activities incurred during the nine months ended September 30, 2018, including an increase in $1.0 million in interest and accretion income earned on short-term investments recognized as we only had short-term investments outstanding for a limited duration during the nine months ended September 30, 2017.

Income tax benefit

Income tax benefit increased by $5.0 million, or 611.9%, to $5.9 million for the nine months ended September 30, 2018 from $0.8 million for the nine months ended September 30, 2017. The increase was primarily due to a $4.6 million tax benefit recorded during the first quarter of 2018 related to the reversal of a deferred tax liability resulting from the impairment of IPR&D acquired in the Merger. In addition, we recognized a tax benefit for the nine months ended September 30, 2018 in the amount of $0.3 million as provided by the Australian Taxation Office for qualified research and development expenditures incurred on the NTM program through our wholly-owned subsidiary, Savara Australia Pty. Limited. The NTM program was not part of our product pipeline during the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had $24.9 million in cash, $87.1 million in short-term investments and an accumulated deficit of $119.2 million. We entered into a loan and security agreement with Silicon Valley Bank during the year ended December 31, 2017 and have executed two tranches totaling $15.0 million, the maximum credit available pursuant to the debt facility. Since April 2017, we have completed three public offerings with combined net proceeds from the offerings, after deducting the underwriting discounts and commissions and offering expenses of approximately $135.3 million.

On June 7, 2017, we completed a public offering of 9,034,210 shares of our common stock, which included 613,157 shares upon the partial exercise of the underwriter’s option to purchase additional shares of our common stock at the public offering price, less the underwriting discounts and commissions. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $39.5 million.

On October 27, 2017, we completed a public offering consisting of 6,037,500 shares of our common stock, which included 787,500 shares upon the exercise of the underwriter’s option to purchase additional shares of our common stock at the public offering price stock, less the underwriting discounts and commissions, in addition to pre-funded warrants to purchase 775,000 shares of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $50.0 million.

On July 30, 2018, we completed a public offering of 4,250,000 shares of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $45.8 million.

We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur losses in the foreseeable future. Therefore, we will need to raise additional capital to fund our operations, which may be through the issuance of additional equity and potentially through borrowings.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(28,782)	$(18,764)
Cash used in investing activities	(14,488)	(30,062)
Cash provided by financing activities	46,097	55,333
Effect of exchange rate changes	(2)	(67)
Net increase in cash	$2,825	$6,440

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2018 was $28.8 million, consisting of a net loss of $51.0 million, which was partially offset by noncash charges of $21.3 million, mainly comprised of impairment of IPR&D, depreciation, noncash interest, fair value changes, provision for deferred taxes, accretion on discount to short-term investments, amortization of debt issuance costs, and stock-based compensation, and increased by a net increase in assets and liabilities of $0.9 million. The change in our net operating assets and liabilities was primarily due to an increase in accrued liabilities mostly related to research and development costs for both AeroVanc and Molgradex.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2018 and was primarily the result of net purchases of short-term investments.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2018 was primarily related to net proceeds of $45.8 million from a public offering of 4,250,000 shares of our common stock completed on July 30, 2018, and $0.5 million from the “at the market offerings” under the Sales Agreement, as partially offset by $0.3 million in principal payments on our capital lease obligation.

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

As of September 30, 2018, we had cash of $24.9 million and short-term investments of $87.1 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition.

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

Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations during the nine months ended September 30, 2018 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Other Commitments” of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 14, 2018.

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

We also have interest rate exposure as a result of our loan and security agreement with Silicon Valley Bank. As of September 30, 2018, the outstanding gross principal amount of the secured term loan was $15.0 million. The loan agreement bears interest at the prime rate reported in The Wall Street Journal, plus a spread of 4.25%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on September 30, 2018 were to have occurred, this change would not have had a material effect on our interest expense obligations with respect to outstanding borrowed amounts.

We have ongoing operations in Denmark and pay those vendors in local currency (Danish Krone) or Euros. We seek to limit the impact of foreign currency fluctuations through the use of derivative instruments, short-term foreign currency forward exchange contracts not designated as hedging instruments. We also have ongoing operations in Australia as a result of the expansion of Molgradex for the treatment of NTM lung infection and pay our respective vendors in Australian Dollars. We did not recognize any significant exchange rate losses during the nine months ended September 30, 2018 and 2017. A 10% change in the Krone-to-dollar, Euro-to-dollar, Australian dollar-to-dollar, or Krone-to-Australian dollar exchange rate on September 30, 2018 would not have had a material effect on our results of operations or financial condition.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2018 these disclosure controls and procedures were effective at the reasonable assurance level.

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

For the nine months ended September 30, 2018, we incurred a net loss of $51.0 million, and net cash used in operating activities was $28.8 million. At September 30, 2018, our cash, cash equivalents and short-term investment securities were $112.0 million, and working capital was $103.5 million. At September 30, 2018, we had an accumulated deficit of $119.2 million.  We expect to continue to incur substantial operating losses for the next several years as we seek to advance our product candidates through clinical development, global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve.

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

As of September 30, 2018, we had goodwill and IPR&D of approximately $38.5 million.  These intangible assets are subject to an impairment analysis whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to our consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations.  For example, during the nine months ended September 30, 2018, we recorded $21.7 million of impairment charges and a corresponding decrease to the carrying value of IPR&D related to the Aironite drug candidate due to the unfavorable results from a Phase 2 study that demonstrated a failure of Aironite to meet the endpoints of the study and limited effectiveness of the compound in patients. We have ceased supporting or advancing the development of the Aironite drug candidate.

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

The success of our business is dependent on our ability to advance the clinical development of Molgradex for the treatment of patients with autoimmune pulmonary alveolar proteinosis, or aPAP, and its expansion into nontuberculous mycobacteria, or NTM, lung infection, and AeroVanc for the treatment of persistent methicillin-resistant Staphylococcus aureus, or MRSA, infections in the lungs of CF patients. The Molgradex Phase 3 clinical study, designated as IMPALA, is ongoing in Europe, Japan, and the U.S. We expect to announce top-line results from the Phase 3 study of Molgradex in the second quarter of 2019. The AeroVanc Phase 3 study, designated as AVAIL, started in the U.S. and Canada in the third quarter of 2017. We expect to announce top-line results from the Phase 3 study of AeroVanc in late 2019.

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

If we successfully complete the necessary clinical trials for our product candidates, our success will be subject to the risks associated with obtaining regulatory approvals, product launch, and commercialization, including:

•	FDA rejection of our New Drug Application (“NDA”) and Biologics License Application (“BLA”) submissions for our product candidates;
•	regulatory rejection in the EU, Japan, and other markets;
•

delays during regulatory review and/or requirements of additional Chemistry, Manufacturing, and Controls (“CMC”), nonclinical, or clinical studies, resulting in increased costs and/or delays in marketing approval and subsequent commercialization of the product candidates in the United States and other markets;

•	inability to consistently manufacture commercial supplies of drug and delivery devices resulting in slowed market development and lower revenue;
•	poor commercial sales due to:
•	the inability of our future sales organization or our potential commercialization partners to effectively sell the product candidates;
•	our lack of success in educating physicians and patients about the benefits, administration and use of our product candidates;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments for the targeted indications of the product candidates;
•	low patient demand for the product candidates; and
•	poor prescription coverage and inadequate reimbursement for our product candidates;
•	our inability to enforce our intellectual property rights in our product candidates; and
•	reduction in the safety profile of our product candidates following approval.

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

All manufacturers of our clinical trial material and, if approved, commercial product, including drug substance manufacturers, must comply with current good manufacturing practices (“cGMP”) requirements enforced by the FDA through its facilities inspection program and applicable requirements of foreign regulatory authorities. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our clinical trial material may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. While we and our representatives generally monitor and audit our manufacturers’ systems, we do not have full control over their ongoing compliance with these regulations. And while the responsibility to maintain cGMP compliance is shared between us and the third-party manufacturer, we bear ultimate responsibility for our supply chain and compliance with regulatory standards. Failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay or failure to obtain product approval, product seizure or recall, or withdrawal of product approval.

Currently, we do not have alternative vendors to back up our primary vendors of clinical trial material or, if approved, commercial supply material. Identification of and discussions with other vendors may be protracted and/or unsuccessful, or these new vendors may be unsuccessful in producing the same results as the current primary vendors producing the material. Therefore, if our primary vendors become unable or unwilling to perform their required activities, we could experience protracted delays or interruptions in the supply of clinical trial material and, ultimately, product for commercial sale, which would materially and adversely affect our development programs, commercial activities, operating results and financial condition. In addition, the FDA or regulatory authorities outside of the United States may require that we have an alternate manufacturer of a drug product before approving it for marketing and sale in the United States or abroad and securing such alternate manufacturer before approval of an NDA or BLA could result in considerable additional time and cost prior to NDA or BLA approval.

Any new manufacturer or supplier of finished drug product or its component materials, including drug substance and delivery devices, would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing of such product or ingredients required by us. The FDA or foreign regulatory agency may require us to conduct additional clinical studies, collect stability data and provide additional information concerning any new supplier, or change in a validated manufacturing process, including scaling-up production, before we could distribute products from that manufacturer or supplier or revised process. For example, if we were to engage a third party other than our current CMOs to supply the drug substance or drug product for future clinical trial, or commercial product, the FDA or regulatory authorities outside of the United States may require us to conduct additional clinical and nonclinical studies to ensure comparability of the drug substance or drug product manufactured by our current CMOs to that manufactured by the new supplier. Changing of suppliers or equipment is particularly challenging for companies like us, with inhalation products, because any change could alter the performance of the drug product. The manufacturing of the drug substance of Molgradex, molgramostim, a biological drug substance, as well as the drug product, Molgradex, which may potentially be transferred to a new manufacturing site. Producing Molgradex, a biological product, is challenging, and therefore, may require more time and resources than previously anticipated. The transfer of the manufacturing to the new site may also cause regulatory agencies, including the FDA, to require additional nonclinical or clinical studies, which may cause delay or failure to obtain regulatory approval, and incur substantial additional cost.

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

As of November 2, 2018, we had 28 full-time employees, including 17 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers and other organizations.

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

Even if we complete a clinical study with successful results, we may not achieve our projected development goals in the time frames we initially anticipate or announce. If a development plan for a product candidate becomes more extensive and costly than anticipated, we may determine that the associated time and cost are not financially justifiable and, as a result, may discontinue development in a particular indication or of the product candidate as a whole. In addition, even if a study did complete with successful results, changes may occur in regulatory requirements or policy during the period of product development and/or regulatory review of an NDA or BLA that relate to the data required to be included in NDAs or BLAs which may require additional studies that may be costly and time consuming. Any of these actions may be viewed negatively, which could adversely impact our financial condition.

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

If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business.

A number of state, national, and foreign laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. Due to our Danish subsidiary, Savara ApS, our clinical trial activities, and operations in Europe, we are subject to data protection laws in the EU, including the General Data Protection Regulation (“GDPR”). The GDPR, which became effective on May 25, 2018, has caused the EU requirements for the protection of personal data to become more stringent and increased the penalties for noncompliance. Penalties can consist of fines up to €20 million or 4% of global annual revenues, whichever is higher. As a result, we have been required to implement additional mechanisms to ensure compliance with the new EU data protection rules, which may cause us to incur additional costs.

If we or our vendors fail to comply with applicable data privacy laws, including the GDPR, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted.

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

•	delays in the production or delivery of sufficient quantities of clinical trial material or drug delivery devices from our CMOs and other vendors to initiate or continue a clinical study;
•	delays due to product candidate recalls as the result of stability failure, excessive product complaints or other failures of the product candidate during its use or testing;
•	invalidation of clinical data caused by premature unblinding or integrity issues;
•	invalidation of clinical data caused by mixing up of the active drug and placebo through randomization or manufacturing errors;
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

We have commenced the Phase 3 trial of AeroVanc, the success of which will be needed for FDA approval to market AeroVanc in the United States to treat persistent MRSA lung infection in individuals living with CF. While significant communication with the FDA on the Phase 3 study design has occurred, even if the Phase 3 clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results as robust and convincing. They may require additional clinical studies and/or other costly studies, which could require us to expend substantial additional resources and could significantly extend the timeline for clinical development prior to market approval. Additionally, we are conducting a two-year nonclinical carcinogenicity study on the AeroVanc powder, required by the FDA. The results of this study will not be known until a short time prior to potential submission of an NDA or BLA for AeroVanc. If the carcinogenicity study cannot be completed for technical or other reasons, or provides results that the FDA determines to be concerning, this may cause a delay or failure in obtaining approval for AeroVanc.

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug, including Molgradex and AeroVanc. Regardless of any guidance the FDA or foreign regulatory agencies may provide a drug’s sponsor during its development, the FDA or foreign regulatory agencies retain complete discretion in deciding whether to accept an NDA or BLA or the equivalent foreign regulatory approval submission for filing or, if accepted, approve an NDA or BLA. There are many components to an NDA or BLA or marketing authorization application submission in addition to clinical study data. For example, the FDA or foreign regulatory agencies will review the sponsor’s internal systems and processes, as well as those of its CROs, CMOs and other vendors, related to development of its product candidates, including those pertaining to its clinical studies and manufacturing processes. Before accepting an NDA or BLA for review or before approving the NDA or BLA, the FDA or foreign regulatory agencies may request that we provide additional information that may require significant resources and time to generate and there is no guarantee that its product candidates will be approved for any indication for which we may apply. The FDA or foreign regulatory agencies may choose not to approve an NDA or BLA for any of a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development of its product candidates. Even if one or more Phase 3 clinical studies are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA or foreign regulatory agencies may not consider efficacy and safety data from the submitted studies adequate scientific support for a conclusion of effectiveness and/or safety and may require one or more additional Phase 3 or other studies prior to granting marketing approval. If this were to occur, the overall development cost for the product candidate would be substantially greater and competitors may bring products to market before us, which could impair our ability to generate revenues from the product candidates, or even seek approval, if blocked by a competitor’s Orphan Drug exclusivity, which would have a material adverse effect on our business, financial condition and results of operations.

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

AeroVanc has received a U.S. Patent Notice of Allowance for its formulation in the United States, AeroVanc’s primary market. AeroVanc has either been issued patents or is prosecuting patent applications in numerous countries outside the United States. We have no patent protection for Molgradex for the treatment of aPAP, and primarily rely on the Orphan Drug exclusivity as our primary barrier to competition. Molgradex for the treatment of NTM has issued patents ex-U.S. (under prosecution in the U.S.) with an additional international patent application pending. Both Molgradex and AeroVanc utilize proprietary delivery devices with exclusive supply agreements. Molgradex is eligible for protection via a proprietary cell bank used in the production of the drug substance.

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

Our ability to successfully commercialize our products will depend on the extent to which governmental authorities, private health insurers and other organizations establish what we believe are appropriate coverage and reimbursement for our products. The containment of healthcare costs has become a priority of federal and state governments worldwide and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs, and President Trump has stated that reducing drug pricing is a priority for his administration. We expect that federal, state and local governments in the United States, as well as in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidates or what actions federal, state, or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates, especially in light of our plans to price our product candidates at a high level.

Furthermore, we expect that healthcare reform measures that may be adopted in the future are unpredictable, and the potential impact on our operations and financial position is uncertain, but may result in more rigorous coverage criteria, lower reimbursement, and additional downward pressure on the price we may receive for approved products. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products, if approved.

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

The market price of our common stock has been and is expected to continue to be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure to meet or exceed any financial and development projections that we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our business and stock;
•	failure to obtain sufficient capital to fund our business objectives;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the CF, aPAP, or NTM markets generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of the combined organization;

•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

We will continue to incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We will also continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, our management team consists of certain officers who have not previously managed and operated a public company. These officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence in us and cause our business or stock price to suffer.

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
10.1*

Amendment No. 1, effective May 23, 2018, to the Research Collaboration and License Agreement between Savara Inc. (as successor in interest to Serendex Pharmaceuticals A/S) and PARI Pharma GmbH dated November 7, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018).

10.2

Amendment to Executive Employment Agreement, dated as of August 3, 2018, by and among Savara Inc. and Taneli Jouhikainen (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018).

10.3

Amendment to Executive Employment Agreement, dated as of August 3, 2018, by and among Savara Inc. and Dave Lowrance (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018).

10.4

Amendment to Executive Employment Agreement, dated as of August 3, 2018, by and among Savara Inc. and Robert Neville (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018).

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
* Confidential treatment has been granted as to certain portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 7, 2018	By:	/s/ Dave Lowrance
Dave Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 7, 2018	By:	/s/Robert Neville
Robert Neville
Chief Executive Officer (Principal Executive Officer)