Form 10-Q
period 2019-03-31
Savara Inc
filed 2019-05-09
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2019, the registrant had 37,721,138 shares of common stock, $0.001 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SVRA	The Nasdaq Global Select Market

i

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$25,671	$24,301
Short-term investments	79,508	86,529
Prepaid expenses and other current assets	2,339	2,514
Total current assets	107,518	113,344
Property and equipment, net	474	522
In-process R&D	11,135	11,372
Goodwill	26,849	26,918
Other non-current assets	2,287	131
Total assets	$148,263	$152,287
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,503	$3,879
Accrued expenses and other current liabilities	5,417	3,375
Total current liabilities	8,920	7,254
Long-term liabilities:
Debt facility	24,677	24,530
Contingent consideration	12,347	12,214
Other long-term liabilities	515	70
Total liabilities	46,459	44,068
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 35,830,240 and 35,146,096 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	36	36
Additional paid-in capital	243,598	237,702
Accumulated other comprehensive income	1	200
Accumulated deficit	(141,831)	(129,719)
Total stockholders’ equity	101,804	108,219
Total liabilities and stockholders' equity	$148,263	$152,287

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$10,019	$8,539
General and administrative	2,763	1,769
Impairment of acquired IPR&D	—	21,692
Depreciation and amortization	138	107
Total operating expenses	12,920	32,107
Loss from operations	(12,920)	(32,107)
Other income, net:
Interest expense, net	(20)	(104)
Foreign currency exchange loss	(59)	(61)
Tax credit income	964	924
Change in fair value of financial instruments	(77)	(56)
Total other income	808	703
Loss before income taxes	(12,112)	(31,404)
Income tax benefit	—	4,555
Net loss	$(12,112)	$(26,849)
Net loss per share:
Basic and diluted	$(0.34)	$(0.86)
Weighted average common shares outstanding:
Basic and diluted	36,016,406	31,318,746
Other comprehensive loss:
Gain (loss) on foreign currency translation	(225)	341
Unrealized gain (loss) on short-term investments	26	(24)
Total comprehensive loss	$(12,311)	$(26,532)

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended March 31, 2019 and 2018

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total
Balance on December 31, 2018	35,146,096	$36	$237,702	$(129,719)	$200	$108,219
Issuance of common stock upon at the market offerings, net	647,426	—	4,890	—	—	4,890
Issuance of common stock for settlement of RSUs	13,125	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23,593	—	6	—	—	6
Stock-based compensation	—	—	1,000	—	—	1,000
Foreign exchange translation adjustment	—	—	—	—	(225)	(225)
Unrealized gain on short-term investments	—	—	—	—	26	26
Net loss incurred	—	—	—	(12,112)	—	(12,112)
Balance on March 31, 2019	35,830,240	$36	$243,598	$(141,831)	$1	$101,804

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total
Balance on December 31, 2017	30,509,522	$32	$186,522	$(68,203)	$958	$119,309
Issuance of common stock upon at the market offerings, net	46,900	—	493	—	—	493
Issuance of common stock for settlement of RSUs	11,250	—	—	—	—	—
Net issuance of common stock upon cashless exercise of stock options	28,655	—	—	—	—	—
Issuance of common stock upon exercise of stock options	6,000	—	3	—	—	3
Issuance of common stock upon exercise of warrants	2,039	—	18	—	—	18
Stock-based compensation	—	—	412	—	—	412
Foreign exchange translation adjustment	—	—	—	—	341	341
Unrealized loss on short-term investments	—	—	—	—	(24)	(24)
Net loss incurred	—	—	—	(26,849)	—	(26,849)
Balance on March 31, 2018	30,604,366	$32	$187,448	$(95,052)	$1,275	$93,703

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,112)	$(26,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization including right-of-use assets	307	107
Impairment of acquired IPR&D	—	21,692
Changes in fair value of financial instruments	77	96
Change in fair value of contingent consideration	133	(134)
Noncash interest (income) / expense	(4)	35
Foreign currency loss	59	61
Amortization of debt issuance costs	147	109
Accretion on discount to short-term investments	(342)	(138)
Stock-based compensation	1,000	412
Benefit for deferred taxes	—	(4,555)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	69	54
Non-current assets	(953)	—
Accounts payable and accrued expenses and other current liabilities	953	(554)
Long-term liabilities	(193)	(7)
Net cash used in operating activities	$(10,859)	$(9,671)
Cash flows from investing activities:
Purchase of property and equipment	(96)	(19)
Purchase of available-for-sale securities, net	(46,035)	(15,891)
Maturities of available-for-sale securities	42,800	25,300
Sale of available-for-sale securities, net	10,651	—
Net cash provided by investing activities	$7,320	$9,390
Cash flows from financing activities:
Issuance of common stock upon exercise of warrants	$-	$18
Issuance of common stock upon at the market offerings, net	4,890	493
Proceeds from exercise of stock options	6	3
Capital lease obligation principal payments	—	(243)
Net cash provided by financing activities	$4,896	$271
Effect of exchange rate changes on cash and cash equivalents	13	11
Increase in cash and cash equivalents	$1,370	$1
Cash and cash equivalents beginning of period	24,301	22,121
Cash and cash equivalents end of period	$25,671	$22,122

Supplemental disclosure of cash flow information:
Cash paid for interest	$528	$334

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Savara Inc. (“Savara,” the “Company,” or as used in the context of “we” or “us”) is an orphan lung disease company. The Company’s pipeline comprises of Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor, or GM-CSF, in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”), in Phase 2a development for nontuberculous mycobacterial (“NTM”) lung infection, and in Phase 2a development for the treatment of NTM lung infection in people living with cystic fibrosis (“CF”), and AeroVanc, a Phase 3 stage inhaled vancomycin for treatment of persistent methicillin-resistant Staphylococcus aureus, or MRSA, lung infection in individuals living with CF. The Company and its wholly owned subsidiaries operate in one segment with its principal offices in Austin, Texas, USA.

Since inception, Savara has devoted substantially all of its efforts and resources to identifying and developing its product candidates, recruiting personnel, and raising capital. Savara has incurred operating losses and negative cash flow from operations and has no product revenue from inception to date. The Company has not yet commenced commercial operations.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018. Certain prior period amounts have been reclassified for consistency with current period presentation.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2019, and its results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for interim periods shown in this report are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The December 31, 2018 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018.

2. Summary of Significant Accounting Policies

Liquidity

As of March 31, 2019, the Company had an accumulated deficit of approximately $141.8 million. The Company also had negative cash flow from operations of approximately $10.9 million during the three months ended March 31, 2019. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Accordingly, the Company will need additional capital to further fund the development of, and seek regulatory approvals for, its product candidates and begin to commercialize any approved products.

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

While the Company had cash and cash equivalents of $25.7 million and short-term investments of $79.5 million as of March 31, 2019, the Company intends to continue to raise additional capital as needed through the issuance of additional equity and potentially through borrowings, and strategic alliances with partner companies. However, if such financings are not available timely and at adequate levels, the Company will need to reevaluate its operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management’s estimates include those related to the accrual of research and development costs, certain financial instruments recorded at fair value, stock-based compensation, contingent consideration, and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Accordingly, actual results could be materially different from those estimates.

Risks and Uncertainties

The product candidates being developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s product candidates will receive the necessary approvals. If the Company is denied regulatory approval of its product candidates, or if approval is delayed, it may have a material adverse impact on the Company’s business, results of operations, and its financial position.

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, risks related to the successful discovery and development of drug candidates, raising additional capital, development of competing drugs and therapies, protection of proprietary technology, and market acceptance of the Company’s products. As a result of these and other factors and the related uncertainties, there can be no assurance of the Company’s future success.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, institutional bank money market accounts, commercial paper, and corporate securities with original maturities of three months or less when acquired and are stated at cost, which approximates fair value.

Short-term Investments

The Company has classified its investments in debt securities with readily determinable fair value as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of “Accumulated other comprehensive income” within stockholders’ equity.

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

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are recorded at their estimated fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on available information and, in some cases, assumptions with respect to the timing and amount of future revenue and expenses associated with an asset.

Goodwill, Acquired In-Process Research and Development, and Deferred Tax Liability

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill is not amortized, but assessed for impairment on an annual basis or more frequently if impairment indicators exist. Recent guidance issued by the FASB, as previously adopted by the Company, provides an impairment model whereby the Company has the option to implement a one-step method for determining impairment of goodwill, simplifying the subsequent measurement of goodwill by eliminating Step 2 (measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill) from the goodwill impairment test. Under the amendments in this guidance, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

Acquired in-process research and development (“IPR&D”) is considered an indefinite-lived intangible asset and is assessed for impairment annually or more frequently if impairment indicators exist. The Company adopted accounting guidance related to its annual acquired IPR&D impairment test, a two-step method, which allows the Company to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the IPR&D is more likely than not less than the carrying amount, a quantitative impairment test is required.

If the associated research and development effort is abandoned, the related asset will be written-off, and the Company will record a noncash impairment loss on its consolidated statements of operations and comprehensive loss. For those products that reach commercialization, the IPR&D asset will be amortized over its estimated useful life.

The Company performs its annual goodwill impairment test and IPR&D impairment test, as described above, as of June 30th and September 30th, respectively, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. During the three months ended March 31, 2019, the Company experienced approximately a $0.1 million and $0.2 million decrease in the carrying value of goodwill and IPR&D, respectively, related to its acquisition of the assets of its Danish subsidiary, which was due to foreign currency translation.

Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, for the three months ended March 31, 2019. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. As of March 31, 2019, credits totaling $1.6 million had been generated but not yet received. Of this Danish tax credit of approximately $1.6 million, $0.8 million is related to research and development activities incurred during the year ended December 31, 2018 and is recorded in “Prepaid expenses and other current assets” and expected to be received in the fourth quarter of 2019. The remaining portion of the Danish tax credit of $0.8 million, which was generated during the three months ended March 31, 2019, is recorded in “Other non-current assets” and is expected to be received in the fourth quarter of 2020.

The Company also recognized tax credit income for the three months ended March 31, 2019 as provided by the Australian Taxation Office for qualified research and development expenditures incurred through our subsidiary, Savara Australia Pty. Limited. Under Australian tax law, Australia remits a research and development tax credit equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. As of March 31, 2019, credits totaling $0.6 million had been generated but not yet received. This Australian tax credit of approximately $0.6 million includes approximately $0.5 million in tax credits generated during the year ended December 31, 2018 and is recorded in “Prepaid expenses and other current assets” as receipt is expected to occur in the fourth quarter of 2019. The remaining portion of the Australian tax credit of $0.1 million, which was generated during the three months ended March 31, 2019, is recorded in “Other non-current assets” and is expected to be received in the fourth quarter of 2020.

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

Change in Accounting Principle

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) as codified in Accounting Standards Codification (“ASC”) No. 842 (“ASC 842”). ASU 2016-02 and ASC 842 are intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months. This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 for public business entities. The Company adopted ASU 2016-02 as of January 1, 2019 using the effective date transition method of implementation offered under ASU 2018-11, “Leases (Topic 842) – Targeted Improvements” issued in July 2018 (“ASU 2018-11”), under which entities may change their date of initial application of ASU 2016-02 to the beginning of the period of adoption, or January 1, 2019, in the case of Savara. Accordingly, the Company is required to apply the prior lease guidance pursuant to ASC Topic 840 in the comparative periods, provide the disclosures required by ASC Topic 840 for all periods that continue to be presented in accordance with ASC Topic 840, recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019, if any, and provide certain disclosures under ASC 842 (see Note 10). The Company has also elected the package of practical expedients, applied by class of underlying asset, permitted in ASU 2018-11. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842, and (c) whether the unamortized initial direct costs before transition adjustments (as of the period of adoption) would have met the definition of initial direct costs in ASC 842 at lease commencement, and the Company did not separate lease and non-lease components.

As a result of the adoption of the new lease accounting guidance using the effective date transition method, on January 1, 2019, the Company recognized (a) a lease liability of approximately $1.4 million, which represents the present value of the remaining lease payments, as of the date of adoption, of approximately $1.5 million, discounted using the Company’s incremental borrowing rate of 8.5%, and (b) a right-of-use asset of approximately $1.4 million. The adoption of the new standard did not result in any adjustment to the Company’s retained earnings as of January 1, 2019. The adoption of this standard did not have a material impact on the Company’s condensed consolidated balance sheets, cash used/provided from operating, investing, or financing in the condensed consolidated statements of cash flows, or on the Company’s operating results. The most significant impact was the recognition of right-of-use assets for operating leases which are reflected in “Other non-current assets” and lease liabilities for operating leases which are reflected in “Accrued expenses and other current liabilities,” for the current portion of the lease liabilities, and in “Other long-term liabilities” for the non-current portion of the lease liabilities, respectively.

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

Financial instruments carried at fair value include cash and cash equivalents, short-term investments, contingent consideration related to the acquisition of certain assets, liabilities, and subsidiaries of Serendex A/S through the Company’s Danish subsidiary, Savara ApS, (see Note 7) for which any change is reflected in “General and administrative” expense, and foreign exchange derivatives not designated as hedging instruments.

Financial instruments not carried at fair value include accounts payable and accrued liabilities. The carrying amounts of these financial instruments approximate fair value due to the highly liquid nature of these short-term instruments.

Revenue Recognition

The Company will record revenue based on a five-step model in accordance with ASC 606, “Revenue from Contracts with Customers.” To date, the Company has not generated any product revenue from its drug candidates. The Company’s ability to generate product revenues, which the Company does not expect will occur in the near term, if ever, will depend heavily on the successful development, regulatory approval, and eventual commercialization of the Company’s product candidates.

Milestone Revenue

The Company is subject to a license agreement related to its Molgradex product candidate (see Note 12) which includes certain milestone payments to be remunerated by the licensee to Savara. Pursuant to the license agreement, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is satisfied. The Company identifies the performance obligations included within the license agreement and evaluates which performance obligations are distinct.

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

Net Loss per Share

Basic net loss attributable to common stockholders per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period without consideration of common stock equivalents. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods presented as the inclusion of all potential dilutive securities would have been antidilutive.

Stock-Based Compensation

The Company recognizes the cost of stock-based awards granted to employees based on the estimated grant-date fair value of the awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The Company recognizes the compensation costs for awards that vest over several years on a straight-line basis over the vesting period (see Note 11). Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

Manufacturing and Other Commitments and Contingencies

The Company is subject to various manufacturing royalties and payments related to its product candidate, Molgradex. Under an agreement, as amended, with the active pharmaceutical ingredients (“API”) manufacturer, no signing fee or milestones are included in the royalty payments, and there is no minimum royalty. Upon the successful development, registration and attainment of approval by the proper health authorities, such as the FDA, in any territory except Latin America, Central America and Mexico, the Company must pay a royalty of three percent (3%) on annual net sales and certain milestones to the manufacturer of its API.

On April 26, 2019, the Company entered into a new manufacture and supply agreement (“New Supply Agreement”) with this vendor that supersedes the aforementioned original agreement, as amended. The terms of the royalties and milestones under the New Supply Agreement are disclosed in Note 14. Although the effective date of the New Supply Agreement was subsequent to March 31, 2019, conditions of certain milestones under the New Supply Agreement existed and were incurred during the three months ended March 31, 2019. Accordingly, the Company has recognized research and development expense and recorded an accrued liability for this activity of approximately $1.4 million as of and for the three months ended March 31, 2019. Savara must make certain payments to the API manufacturer upon achievement of the milestones outlined in the table set forth below.

Pursuant to a license agreement (see Note 12) between the Company and a Japanese licensee regarding the development and commercialization of Molgradex for the treatment of aPAP in Japan, the Company shall fund the licensee fifty percent (50%), up to a maximum of approximately $0.8 million, of the external costs associated with specific research, regulatory, and filing activities to be conducted by the licensee. As of the March 31, 2019, no costs have been incurred.

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

Manufacturing and Other Contingent Milestone and Co-Development Payments (in thousands):

March 31, 2019
Molgradex API manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of Molgradex	$3,650
Molgradex nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer Molgradex	7,635
Molgradex Japanese licensee:
Co-development and regulatory costs	750
Medical education and research foundation:
First commercial sale in the U.S. of Molgradex in treatment of NTM	500
Total manufacturing and other commitments	$12,535

The milestones and co-developement commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not remunerated; and (iii) not accrued, as the activities are not deemed probable or resonably estimable, as of March 31, 2019.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The update aims at simplifying the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. The standard is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The adoption of ASU 2018-07 did not have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement.” The update eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company has not adopted ASU 2018-013 and is currently evaluating its impact on our condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.” The update clarifies that certain transactions between collaborative partners should be accounted for as revenue under the new revenue standard ASC 606 when the collaborative partner is a customer, specifies the unit of account for determining whether a transaction with a customer is a distinct good or service under ASC 606, and precludes a company from presenting transactions with a collaborative partner that are not in the scope of ASC 606 together with revenue from contracts with customers.  ASU 2018-18 is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company has not yet adopted ASU 2018-18 and is currently evaluating its impact on our financial statements.

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements,” which aims to clarify and revise guidance for certain lessors and clarify interim transition disclosure requirements for ASC 842. ASU 2019-01 is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company has not yet adopted ASU 2019-01 and is currently evaluating its impact on our financial statements.

3. Prepaid expenses and other current assets

Prepaid expenses consisted of (in thousands):

	March 31, 2019	December 31, 2018
R&D tax credit receivable	$1,236	$1,263
Prepaid clinical trial costs	510	561
VAT receivable	311	421
Prepaid insurance	121	162
Deposits and other	161	107
Total prepaid expenses and other current assets	$2,339	$2,514

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	March 31, 2019	December 31, 2018
Accrued contracted research and development costs	$3,580	$2,044
Accrued general and administrative costs	368	371
Accrued compensation	392	643
Foreign currency exchange derivative	85	26
Deferred revenue	242	250
Lease liability	709	—
Other	41	41
Total accrued expenses and other current liabilities	$5,417	$3,375

5. Short-term Investments

Short-term Investments in Available-for-Sale Securities

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of March 31, 2019:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$6,974	$3	$—	$6,977
Asset backed securities	6,235	3	—	6,238
Corporate securities	36,065	14	(2)	36,077
Commercial paper	30,216	—	—	30,216
Total short-term investments	$79,490	$20	$(2)	$79,508

As of December 31, 2018:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$15,967	$—	$(2)	$15,965
Asset backed securities	8,595	—	(7)	8,588
Corporate securities	19,975	—	(21)	19,954
Commercial paper	42,022	—	—	42,022
Total short-term investments	$86,559	$—	$(30)	$86,529

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of “Accumulated other comprehensive income” in the condensed consolidated balance sheets. Classification as short-term or long-term is based upon whether the maturity of the debt securities is less than or greater than twelve months.

There were no significant realized gains or losses related to investments for the three months ended March 31, 2019 and March 31, 2018.

6. Debt Facility

On April 28, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank, as amended on October 31, 2017, (the “Loan Agreement”), which provided for a $15.0 million credit facility that was made available in two equal tranches. In December 2018, the Company entered into an amendment to the Loan Agreement (the “Loan Amendment”) to increase the amount of the term loan facility from $15.0 million to $45.0 million and make certain other changes. The Loan Agreement, as amended, provides that the funds are available in two tranches: (i) $25.0 million became available upon the effectiveness of the Loan Amendment, of which $15.0 million was used to refinance the existing amount outstanding under the loan facility, and (ii) $20.0 million is to be made available upon the Company’s request prior to September 30, 2019, subject to certain conditions. However, if the Company draws the second tranche, it will be required to provide cash collateral for $20.0 million if the Company’s market capitalization falls below $200 million, until certain market capitalization requirements and thresholds are met.

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

Pursuant to the Loan Amendment, the loans bear interest at the prime rate reported in The Wall Street Journal, plus a spread of 3.0%. Interest only payments are due through October 2020 followed by monthly payments of principal plus interest over the following twenty-five (25) months and a maturity date of November 1, 2022. The Loan Amendment includes (i) a prepayment fee (3.0% of funded amounts in months 1-12, 2.0% of funded amounts in months 13-24, and 1.0% thereafter); and (ii) an end of term charge equal to 6.0% of the amount of principal borrowed. Savara paid minimal legal costs directly attributable to the Loan Amendment and previously paid $0.1 million in legal costs directly attributable to the original issuance of the debt instrument. Such charges were accounted for as debt issuance costs and are being amortized to interest expense using the effective interest method through the scheduled maturity date.

The end of term charge equal to 6.0% of the amount of principal borrowed will be due on the scheduled maturity date and is being recognized as an increase to the principal with a corresponding charge to interest expense over the term of the facility using the effective interest method.

Upon the funding of each tranche, as described above, under the Loan Agreement, the Company was obligated to issue warrants to purchase shares of its common stock, as described below.

Upon funding the first tranche of the Loan Agreement, the Company issued warrants to purchase 24,725 shares of the Company’s common stock at an exercise price of $9.10 per share, with a ten-year life, expiring April 28, 2027 (“April 2017 Warrants”). Upon funding the second tranche of the Loan Agreement, the Company issued warrants to purchase 41,736 shares of the Company’s common stock at an exercise price of $5.39 per share with a ten-year life, expiring June 15, 2027 (“June 2017 Warrants”). The April 2017 Warrants and June 2017 Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions: volatility of 71.42% and 71.57%, respectively, expected term of ten years, risk-free interest rate of 2.33% and 2.16%, respectively, and a zero-dividend yield. The collective warrant fair value of $0.4 million has been recorded as a debt discount and is being amortized through interest expense using the effective interest method through the scheduled maturity date.

Upon the funding of the tranche in connection with the Loan Amendment, the Company was obligated to issue warrants to purchase 11,332 shares of the Company’s common stock at an exercise price of $8.824 per share with a ten-year life, expiring December 4, 2028 (“December 2018 Warrants”). The December 2018 Warrants issued were valued using the Black-Scholes option pricing model with the following assumptions: volatility of 80.09%, expected term of ten years, risk-free interest rate of 2.98%, and a zero-dividend yield. The collective warrant fair value of approximately $0.1 million has been recorded as a debt discount and is being amortized through interest expense using the effective interest method through the scheduled maturity date, as amended and described above.

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value, which approximates the fair value (in thousands):

	As of March 31, 2019
	Short-term	Long-term
Principal payments to lender and end of term charge	$—	$25,132
Debt Issuance costs	—	(243)
Debt discount related to warrants	—	(212)
Carrying Value	$—	$24,677

The carrying value of the debt facility approximates fair value.

7. Fair Value Measurements

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

Additional investments in corporate debt securities, commercial paper, and asset-backed securities are considered Level 2 financial instruments because the Company has access to quoted prices but does not have visibility to the volume and frequency of trading for all of these investments. For the Company’s investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

Foreign exchange derivatives not designated as hedging instruments are considered Level 2 financial instruments. The Company’s foreign exchange derivative instruments are typically short-term in nature.

The Company also determined that the contingent consideration, described further below, was a Level 3 financial instrument.

The fair value of these instruments as of March 31, 2019 and December 31, 2018 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2019:
Cash equivalents:
U.S. Treasury money market funds	$20,193	$—	$—
Short-term investments:
U.S. government securities	$6,977	$—	$—
Asset backed securities	$—	$6,238	$—
Corporate securities	$—	$36,077	$—
Commercial paper	$—	$30,216	$—
Liabilities:
Contingent consideration	$—	$—	$12,347
Foreign exchange derivatives not designated as hedging instruments	$—	$85	$—

As of December 31, 2018:
Cash equivalents:
U.S. Treasury money market funds	$14,710	$—	$—
Commercial paper	$—	$4,411	$—
Corporate securities	$—	$2,371	$—
Short-term investments:
U.S. government securities	$15,965	$—	$—
Asset backed securities		$8,588
Corporate securities	$—	$19,954	$—
Commercial paper	$—	$42,022	$—
Liabilities:
Contingent consideration	$—	$—	$12,214
Foreign exchange derivatives not designated as hedging instruments	$—	$26	$—

Pursuant to the acquisition of certain assets, liabilities, and subsidiaries of Serendex A/S through its wholly-owned Danish subsidiary, Savara ApS, on July 15, 2016, Savara agreed to pay the seller, in addition to a set amount of shares of Savara’s common stock, (i) $5.0 million upon receipt of marketing approval of Molgradex by the European Medicines Agency, (ii) $15.0 million upon receipt of marketing approval of Molgradex by the FDA, and (iii) $1.5 million upon receipt of marketing approval of Molgradex by the Japanese Pharmaceuticals and Medical Devices Agency (the “Contingent Milestone Payments”). The Company estimates the likelihood of approval in each region, separately, based on the product candidate’s current phase of development and utilizing published studies of clinical development success rates for comparable non-oncology orphan drugs. The present value of the potential cash outflows from the probability weighted Contingent Milestone Payments is then estimated by taking into consideration that the Contingent Milestone Payments are similar to a business expense of the Company and would be senior to any Company debt obligations. The resulting weighted average present value factor is then applied to discount the probability adjusted Contingent Milestone Payments for each region to derive the fair value of the Contingent Milestone Payments.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands) for the three months ended March 31, 2019 and year ended December 31, 2018:

Contingent Consideration
As of December 31, 2017	$11,948
Change in fair value	266
Balance at December 31, 2018	$12,214
Change in fair value	133
Balance at March 31, 2019	$12,347

The Company records changes in fair value of the contingent consideration in general and administrative expense. In requisite quarters prior to the three months ended March 31, 2019, the Company has adjusted the value of the contingent consideration due to changes in the Molgradex program based upon guidance and revisions provided by regulatory authorities.

The Company also accounted for the time value of money related to the Contingent Milestone Payments from December 31, 2018 to March 31, 2019 in its assessment. Accordingly, the related contingent consideration liability was remeasured to $12.3 million as of March 31, 2019.

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the three months ended March 31, 2019 and year ended December 31, 2018.

8. Derivative Financial Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company seeks to limit these risks by following risk management policies and procedures, including the use of derivatives. The Company’s derivative contracts, which are not designated as hedging instruments, principally address short-term foreign currency exchange. The estimated fair value of the derivative contracts was based upon the relative exchange rate as of the balance sheet date. Accordingly, any gains or losses resulting from variances between this exchange rate and the exchange rate at the contract inception date were recognized in “Other income, net” in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2019, there was an asset of approximately $3.0 million consisting of unsettled forward exchange contracts to purchase foreign currency and a corresponding liability of approximately $3.1 million consisting of forward exchange contract obligations, resulting in $0.1 million net derivative financial instruments, recorded at their estimated fair value in “Accrued expenses and other current liabilities.”

9. Shareholders’ Equity

Common Stock Sales Agreement

On April 28, 2017, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, which was amended by Amendment No. 1 to the Common Stock Sales Agreement (the “Amendment”) on June 29, 2018 (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $60.0 million, in addition to the $2.3 million in shares sold prior to the Amendment. The Amendment was effective on July 13, 2018, the date the Company’s new shelf registration agreement on Form S-3, as filed with the Securities and Exchange Commission on June 29, 2018, was declared effective (“New Registration Statement”) by the Securities and Exchange Commission. The Shares will be offered and sold pursuant to the New Registration Statement. Subject to the terms and conditions of the Sales Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the three months ended March 31, 2019, the Company sold 647,426 shares of common stock under the Sales Agreement, for net proceeds of approximately $4.9 million.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 201 million shares of common and preferred stock, consisting of 200 million shares of common stock with $0.001 par value and one million shares of preferred stock with $0.001 par value.  The following is a summary of the Company’s common stock at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Common stock authorized	200,000,000	200,000,000
Common stock outstanding	35,830,240	35,146,096

The Company’s shares of common stock reserved for issuance as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Warrants acquired in merger	750,840	750,840
Warrants converted pursuant to merger	72,869	72,869
April 2017 SVB Warrants	24,725	24,725
June 2017 SVB Warrants	41,736	41,736
December 2018 SVB Warrants	11,332	11,332
Pre-funded warrants	775,000	775,000
Stock options outstanding	3,133,827	3,077,264
Issued and nonvested RSU's	143,125	156,250
Total shares reserved	4,953,454	4,910,016

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of March 31, 2019:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
314,446	$52.50	November 2019
32,467	$7.00	August 2020
403,927	$29.40	February 2021
72,869	$8.98	June 2021
775,000	$0.01	October 2024
24,725	$9.10	April 2027
41,736	$5.39	June 2027
11,332	$8.824	December 2028
1,676,502

10. Commitments

Operating Leases

We are obligated under operating leases and subleases for office space. On November 29, 2017, we entered into a sublease agreement for new office space for our corporate headquarters in Austin, Texas. The term of the sublease for the new space commenced on January 1, 2018 and will continue until July 31, 2021, with annual rental payments of approximately $0.2 million, paid over monthly installments, subject to increases of approximately 2% annually on the anniversary of the commencement date of the sublease term. However, monthly base rent for the first month of the sublease term was abated.

We leased new office space in Copenhagen, Denmark with an effective date of November 1, 2018 and expiring on September 30, 2022. The lease in Copenhagen can be terminated by the lessee and lessor no earlier than March 31, 2022 for vacating the premises by September 30, 2022 and contains an option to extend the lease term to remain in force until it is terminated in writing by either the lessee or lessor with a six month notice period from the first day of the month following September 30, 2022. For the three months ended March 31, 2019, it is not reasonably certain the Company will exercise the extension options inherent in the lease. Our annual rent is approximately $0.1 million, paid over monthly installments, subject to annual increases equal to the Danish consumer price index, or approximately 2% annually.

On March 23, 2017, we sublet office space located in San Diego, California with rentable office space of approximately 13,707 square feet, which previously served as a predecessor’s corporate headquarters, to a third party as the Company no longer had an ongoing need for this facility. The term of the sub-sublease commenced on July 1, 2017 and expires on May 31, 2020, coterminous with a sublease agreement dated June 19, 2014 with the sublessor. As of March 31, 2019, annual rent under the sub-sublease is approximately $0.5 million, payable in monthly installments.

We previously leased office space for our corporate headquarters, prior to our relocation on January 1, 2018, discussed herein, in Austin, Texas, pursuant to an operating lease dated November 19, 2012, as amended May 22, 2015, under which we are obligated to remit annual rental payments of approximately $0.1 million payable in monthly installments for the period January 1, 2018 through November 30, 2019. On November 29, 2017, we entered into a sublease agreement pursuant to which the sublessee assumed the office space and rental payments effective January 1, 2018 through November 30, 2019 except for the first month rent on January 2018.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2019 (in thousands):

Year ending December 31,
2019	$592
2020	478
2021	184
2022	67
Total future minimum lease payments	$1,321
Less imputed interest	(107)
Total	$1,214

For the three months ended
March 31, 2019
Lease cost:
Operating lease cost	$369
Sublease income	(153)
Total lease cost	$216
Other information:
Operating cash flows from operating leases	$194
Weighted-average remaining lease term (in months) - operating leases	23.8
Weighted-average discount rate - operating leases	8.5%

As of March 31, 2019, the carrying value of the right-of-use assets for the operating leases was $1.2 million, which is reflected in “Other non-current assets,” and the carrying value of the lease liabilities for operating leases was $1.2 million, of which $0.7 million related to the current portion of the lease liabilities is recorded in “Accrued expenses and other current liabilities,” and $0.5 million related to the non-current portion of the lease liabilities is recorded in “Other long-term liabilities.”

Cardeas

In June 2018, the Company entered into an asset purchase agreement with Cardeas Pharma Corporation (“Cardeas”) under which Savara acquired substantially all of the assets, including intellectual property, of Cardeas for a purchase price comprised of (i) an upfront payment of shares of the Company’s common stock and (ii) certain contingent payments due upon the achievement of distinct development milestones. As of the measurement date of the acquisition and at March 31, 2019, the Company has deemed that the contingent payments are not probable and as such has not recorded an associated liability but will continue to assess at each period.

Risk Management

The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to certain risks associated with operating the Company’s business to an acceptable level.

Employment Agreements

Certain executive officers are entitled to payments if they are terminated without cause or resign for good reason (each as defined in the employment agreements). Upon termination without cause, and not as a result of death or disability or resignation for good reason, each of such officers is entitled to receive a payment of base salary for twelve months and a pro-rated portion of their unpaid bonus following termination of employment, and such officer will be entitled to continue to receive coverage under medical and dental benefit plans for twelve months or until such officer is covered under a separate plan from another employer. Upon a termination other than for cause or resignation for good reason within twelve months following a change in control, each of such officers is entitled to receive a payment of base salary for eighteen months and one-hundred percent of their unpaid bonus following termination of employment and such officer will be entitled to continue to receive coverage under medical and dental benefit plans for twelve months or until such officer is covered under a separate plan from another employer and will also be entitled to certain acceleration of such officer’s outstanding nonvested options at the time of such termination.

11. Stock-Based Compensation

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

The Company had previously issued incentive and non-qualified options and restricted stock to employees and non-employees under the 2008 Plan. The terms of the stock options, including the exercise price per share and vesting provisions, were determined by the board of directors. Stock options were granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant based upon objective and subjective factors including: third-party valuations, preferred stock transactions with third parties, current operating and financial performance, management estimates and future expectations. Stock option grants typically vest quarterly over three to four years and expire ten years from the grant date, and restricted stock grants vest on a quarterly basis over four years and expire ten years from the grant date.

The Company no longer issues stock-based awards under the 2008 Plan.

2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was amended and approved by stockholders in June 2018. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units, performance units, shares and other stock-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of March 31, 2019, the number of shares of our common stock available for grant under the 2015 Plan was 1,508,362 shares.

B. Stock Option and Restricted Stock Units

The Company values stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility, and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company’s employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. The Company uses the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumes no dividend yield because dividends are not expected to be paid in the near future, consistent with the Company’s history of not paying dividends. The valuation of stock options is also impacted by the valuation of common stock. Stock option awards generally have ten-year contractual terms and vest over four years for issuances to employees based on continuous service; however, the 2015 Plan allows for other vesting periods.

C. Stock-Based Award Activity

The following table provides a summary of stock-based awards for the 2008 Plan and 2015 Plan for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Stock Options	RSUs	Total	Stock Options	RSUs	Total
Outstanding as of December 31	3,077,264	156,250	3,233,514	1,916,832	86,875	2,003,707
Granted	90,000	—	90,000	10,000	120,000	130,000
Exercised	(23,593)	(13,125)	(36,718)	(37,894)	(11,250)	(49,144)
Forfeited	(9,844)	—	(9,844)	(102,500)	—	(102,500)
Outstanding as of March 31	3,133,827	143,125	3,276,952	1,786,438	195,625	1,982,063

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Research and development	$452	$228
General and administrative	548	184
Total stock-based compensation	$1,000	$412

12. License Agreement

The Company entered into a license agreement on May 12, 2016, as amended on June 4, 2018 (the “License Agreement”), with a licensee under which the licensee received an exclusive right to import, market, sell, distribute and promote Molgradex in Japan for the treatment of aPAP. In return, the licensee will pay the Company marketing and regulatory-based milestone payments and sales-based royalties. In October 2018, the Company achieved a milestone payment pursuant to the License Agreement resulting in the receipt of $0.3 million from the licensee. As of March 31, 2019, the Company has determined that it has not met all of the performance obligations under the License Agreement and, accordingly, has recorded the milestone payment as deferred revenue in “Accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheet until such time the performance obligations are met.

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31, 2019	March 31, 2018
Awards under equity incentive plan	3,133,827	1,786,438
Nonvested restricted shares and restricted stock units	143,125	207,768
Warrants to purchase common stock	901,502	1,291,645
Total	4,178,454	3,285,851

The following table reconciles basic earnings per share of common stock for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
Net loss	$(12,112)	$(26,849)
Net loss attributable to common stockholders	(12,112)	(26,849)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(12,112)	(26,849)
Weighted average common shares outstanding, basic and diluted	36,016,406	31,318,746
Basic and diluted EPS	$(0.34)	$(0.86)

14. Subsequent Events

On April 26, 2019 (“Effective Date”), the Company, through its wholly-owned subsidiary Savara ApS, entered into the New Supply Agreement (See Note 2) with a vendor pursuant to which the vendor will supply API of Molgradex, which supersedes the original supply agreement, as amended, and all other agreements with the vendor. Under the New Supply Agreement, the Company shall remit up to $5.0 million in various milestone payments related to the vendor’s completion of requirements related to the commercial process and regulatory approvals, as well as Molgradex’s marketing approval in specified jurisdictions.

Additionally, upon first receipt of marketing approval by Savara from a regulatory authority in such country for a product containing the API for therapeutic use in humans and ending the earlier of (i) ten (10) years thereafter or (ii) the date a biological product that is licensed and/or approved by a regulatory authority based on a showing that it is highly similar to the product containing the API and has no clinically meaningful differences in safety and efficacy is first sold in such country, Savara shall pay vendor a royalty equal to low-single digits of the net sales in such country.

Under the New Supply Agreement, Savara shall provide vendor with a good-faith written forecast of the estimated required quantities of API on a rolling quarterly basis as well as related purchase orders, the vendor shall use commercially reasonable efforts to accept and fulfill all purchase orders, and Savara shall be monetarily responsible for such purchases, which are subject to commercially reasonable price increases from time to time.

The New Supply Agreement shall commence on the Effective Date and, unless terminated earlier pursuant to certain provisions, shall continue in full force and effect, until the twentieth (20th) anniversary of the date of receipt of approval by a regulatory authority of the first regulatory filing for the marketing and first sale involving the Molgradex API in any country and may be subsequently extended for additional twelve (12) month periods by the written consent of both parties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND

RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions, and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” in this Quarterly Report on pages 30 through 51.

Overview

We are an orphan lung disease company. Our current pipeline comprises Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor (“GM-CSF”) in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”), in Phase 2a development for nontuberculous mycobacterial (“NTM”) lung infection, and in Phase 2a development for the treatment of NTM lung infection in people living with cystic fibrosis (“CF”), and AeroVanc, a Phase 3 stage inhaled vancomycin for treatment of persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in individuals living with CF. Our strategy involves expanding our pipeline of potentially best-in-class products through indication expansion, strategic development partnerships and product acquisitions, with the goal of becoming a leading company in our field. Our management team has significant experience in orphan drug development and pulmonary medicine, in identifying unmet needs, developing and acquiring new product candidates, and effectively advancing them to approvals and commercialization.

Together with our wholly-owned subsidiaries, including Aravas Inc., Savara ApS, Drugrecure A/S, and Savara Australia Pty. Limited, we operate in one segment with our principal offices in Austin, Texas, USA. Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no material product revenue from inception to date as we have not yet commenced commercial operations. From our inception to March 31, 2019, we have raised net cash proceeds of approximately $214.2 million from public offerings of common stock, private placements of convertible preferred stock, and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $12.1 million for the three months ended March 31, 2019 and $61.5 million for the year ended December 31, 2018, which included an impairment charge of $21.7 million on certain acquired in-process research and development (“IPR&D”). As of March 31, 2019, we had an accumulated deficit of $141.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative (“G&A”) costs associated with our operations.

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

As of March 31, 2019, we had cash of $25.7 million and short-term investments of $79.5 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Recent Events

ENCORE Study

During the first quarter of 2019, we initiated a Phase 2a clinical study of Molgradex for the treatment of NTM lung infection in people living with CF, named ENCORE. ENCORE is an open-label, non-controlled, multi-center, Phase 2a clinical study of Molgradex in patients living with CF who have persistent pulmonary NTM lung infection. ENCORE will enroll approximately 30 patients (≥18 years of age) with chronic Mycobacterium avium complex or Mycobacterium abscessus infection, with all patients either having antibiotic refractory infection, experiencing intolerance to standard NTM antibiotics, or not currently meeting recommendations for antibiotic treatment. The study comprises a 48-week treatment period of 300µg of Molgradex once daily and a 24-week follow up period.

The primary endpoint in the study is sputum culture conversion, defined as at least three consecutive negative NTM sputum samples with a four-week interval between each. Secondary endpoints include: (i) the number of patients with sputum smear conversion to negative, defined as at least three consecutive negative acid-fast bacilli stained sputum smears on microscopy among patients who were smear positive at baseline, (ii) the reduction of bacterial load in sputum, and (iii) other microbiological indicators, pulmonary measures, and patient reported outcomes.

GEMA

On April 26, 2019 (“Effective Date”), the Company, through its wholly-owned subsidiary Savara ApS, entered into the New Supply Agreement (See Note 2 of the condensed consolidated financial statements in this report) with a vendor pursuant to which the vendor will supply API of Molgradex, which supersedes the original supply agreement, as amended, and all other agreements with the vendor. Under the New Supply Agreement, the Company shall remit up to $5.0 million in various milestone payments related to the vendor’s completion of requirements related to the commercial process and regulatory approvals, as well as Mogradex’s marketing approval in specified jurisdictions.

Additionally, upon first receipt of marketing approval by Savara from a regulatory authority in such country for a product containing the API for therapeutic use in humans and ending the earlier of (i) ten (10) years thereafter or (ii) the date a biological product that is licensed and/or approved by a regulatory authority based on a showing that it is highly similar to the product containing the API and has no clinically meaningful differences in safety and efficacy is first sold in such country, Savara shall pay vendor a royalty equal to low-single digits of the net sales in such country.

Under the New Supply Agreement, Savara shall provide vendor with a good-faith written forecast of the estimated required quantities of API on a rolling quarterly basis as well as related purchase orders, the vendor shall use commercially reasonable efforts to accept and fulfill all purchase orders, and Savara shall be monetarily responsible for such purchases, which are subject to commercially reasonable price increases from time to time.

The New Supply Agreement shall commence on the Effective Date and, unless terminated earlier pursuant to certain provisions, shall continue in full force and effect, until the twentieth (20th) anniversary of the date of receipt of approval by a regulatory authority of the first regulatory filing for the marketing and first sale involving the Molgradex API in any country and may be subsequently extended for additional twelve (12) month periods by the written consent of both parties.

Common Stock Sales Agreement

During the three months ended March 31, 2019, we sold 647,426 shares of our common stock under our Common Stock Sales Agreement, as amended, with H.C. Wainwright & Co., LLC, as sales agent, (the “Sales Agreement”) resulting in net proceeds of $4.9 million.

Financial Operations Overview

Research and Development Expenses

We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

•	expenses incurred under agreements with consultants and clinical trial sites that conduct research and development activities on our behalf;
•	laboratory and vendor expenses related to the execution of clinical trials;
•	contract manufacturing expenses, primarily for the production of clinical supplies; and
•	internal costs that are associated with activities performed by our research and development organization and generally benefit multiple programs.

Where appropriate, these costs are allocated by product candidate. Any unallocated internal research and development costs consist primarily of:

•	personnel costs, which include salaries, benefits, and stock-based compensation expense;
•	allocated facilities and other expenses, which include expenses for rent and maintenance of facilities and depreciation expense; and
•	regulatory expenses and technology license fees related to development activities.

The largest component of our operating expenses has historically been our investment in research and development activities. The following table shows our research and development expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Product candidates:
AeroVanc	$3,304	$3,039
Molgradex	6,685	4,781
Other	30	719
Total research and development expenses	$10,019	$8,539

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

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in timely developing and achieving regulatory approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, competition, intellectual property rights, manufacturing capability, and commercial viability. As a result, we are unable to accurately determine the duration and completion costs of our development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

G&A expenses primarily consist of salaries, benefits, and related costs for personnel in executive, finance and accounting, legal and marketing functions, and professional and consulting fees for accounting, legal, investor relations, business development, commercial strategy and research, human resources, and information technology services. Other G&A expenses include facility lease and insurance costs.

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

Accrued Research and Development Expenses

We record accrued expenses for estimated costs of our research and development activities conducted by external service providers, which include the conduct of clinical trials and contract formulation and manufacturing activities. We record the estimated costs of development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued liabilities in the consolidated balance sheet and within research and development expense in the consolidated statement of operations and comprehensive loss. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these external service providers.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates.

Goodwill and Acquired IPR&D

In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other,” our goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired.

Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” outlines an impairment model providing the Company the option to implement a one-step method for determining impairment of goodwill, thereby simplifying the subsequent measurement of goodwill by eliminating Step 2 (measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill) from the goodwill impairment test. Under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

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

If we perform a quantitative assessment of acquired IPR&D, we compare its carrying value to its estimated fair value to determine whether an impairment exists. In previous years, due to a lack of Level 1 or Level 2 inputs, the Multi-Period Excess Earnings Method (“MPEEM”), which is a form of the income approach, was used to estimate the fair value of acquired IPR&D when performing a quantitative assessment. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. We evaluate potential impairment of our acquired IPR&D annually on September 30th utilizing a qualitative approach and determining if it was more-likely-than not that the fair value was not impaired. We evaluate potential impairment of our acquired goodwill annually on June 30th performing the quantitative analysis based upon market capitalization. While we continue to evaluate opportunities to monetize our acquired assets, we can provide no assurances that we will be able to do so. However, we believe that our approach is a more appropriate method for assessing fair value in the context of our current business.

Our determinations as to whether, and if so, the extent to which, goodwill and acquired IPR&D become impaired are highly judgmental and, in the case of applying the MPEEM approach to estimate fair value, are based on significant assumptions regarding our projected future financial condition and operating results, changes in the manner of our use of the acquired assets, development of our acquired assets or our overall business strategy, and regulatory, market, and economic environment and trends.

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

Milestone Revenue

With respect to our license agreement (see Note 12 of the condensed financial statements in this report), which includes certain milestone payments to be remunerated to us by the licensee, we identify the performance obligations, determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when (or as) the performance obligation is satisfied. We identify the performance obligations included within the license agreement and evaluate which performance obligations are distinct.

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

Results of Operations — Comparison of Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,		Dollar
	2019	2018	Change
		(in thousands)
Operating expenses:
Research and development	$10,019	$8,539	$1,480
General and administrative	2,763	1,769	994
Impairment of IPR&D	—	21,692	(21,692)
Depreciation	138	107	31
Total operating expenses	12,920	32,107	(19,187)
Loss from operations	(12,920)	(32,107)	19,187
Other income, net	808	703	105
Net loss before income taxes	(12,112)	(31,404)	19,292
Income tax benefit	—	4,555	(4,555)
Net loss	$(12,112)	$(26,849)	$14,737

Research and development

Research and development expenses increased by $1.5 million, or 17.3% to $10.0 million for the three months ended March 31, 2019 from $8.5 million for the three months ended March 31, 2018. The increase was primarily due to approximately $0.3 million in increased AeroVanc study costs related to Phase 3 activities and $1.9 million in increased development costs associated with the development of Molgradex. Conversely, other program cost for the three months ended March 31, 2019 was minimal and decreased by approximately $0.7 million from the three months ended March 31, 2018. This decrease is related to costs incurred for a Phase 2 study of an acquired product candidate. This study was abandoned in the first quarter of 2018 due to the product candidate’s inability to meet its primary endpoints for the related Phase 2 study.

General and administrative

G&A expenses increased by $1.0 million, or 56.2%, to $2.8 million for the three months ended March 31, 2019 from $1.8 million for the three months ended March 31, 2018. The increase was primarily due to increased personnel costs and other legal, accounting, insurance, and other operating activities.

Impairment of IPR&D

During the quarter ended March 31, 2018, we recognized a $21.7 million impairment charge to the carrying value of acquired IPR&D related to a drug candidate previously assumed by us.  Due to unfavorable results from the Phase 2 study that demonstrated a failure of this drug candidate to meet the endpoints of the study and limited effectiveness of the compound in patients, we recognized an impairment charge equal to the full carrying value of the related IPR&D. We are no longer supporting or pursuing this drug candidate.

Other income, net

Other income, net of other expense, increased by $0.1 million to $0.8 million for the three months ended March 31, 2019 from $0.7 million for the three months ended March 31, 2018 and was primarily related to a reduction of net interest expense.

Income tax benefit

Income tax benefit decreased by $4.5 million for the three months ended March 31, 2019 from the three months ended March 31, 2018 primarily due to the reversal of a deferred tax liability resulting from the impairment of certain acquired IPR&D during the first quarter of 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had $25.7 million in cash, $79.5 million in short-term investments and an accumulated deficit of $141.8 million. We entered into a loan and security agreement with Silicon Valley Bank during the year ended December 31, 2017, which was amended December 2018 through which we have drawn a total of $25.0 million and which $20.0 million is available upon the Company’s request prior to September 30, 2019, subject to certain conditions. We continue to sell our common stock through “at the market offerings” under the Sales Agreement and have raised net proceeds of $7.2 million under the sales agreement since April 2017. Since April 2017, we have completed three public offerings with combined net proceeds from the offerings, after deducting the underwriting discounts and commissions and offering expenses, of approximately $135.3 million.

We have used and intend to use the net proceeds from these offerings for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for our product candidates, the initiation of Molgradex pre-commercialization activities, and G&A expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(10,859)	$(9,671)
Cash provided by investing activities	7,320	9,390
Cash provided by financing activities	4,896	271
Effect of exchange rate changes	13	11
Net increase in cash	$1,370	$1

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2019 was $10.9 million, consisting of a net loss of $12.1 million, which was partially offset by noncash charges of $1.4 million, mainly comprised of depreciation and amortization including right-of-use assets, noncash interest, fair value changes, accretion on discount to short-term investments, amortization of debt issuance costs, and stock-based compensation, and increased by a net increase in assets and liabilities of approximately $0.2 million. The change in our net operating assets and liabilities was primarily due to an increase in accrued liabilities primarily related to research and development costs for both AeroVanc and Molgradex.

Cash flows from investing activities

Cash provided by investing activities for the three months ended March 31, 2019 and was primarily the result of the net sales and maturities of short-term investments.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2019 was primarily related to net proceeds of $4.9 million from the “at the market offerings” under the Sales Agreement.

Future Funding Requirements

We have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development and manufacturing activities, particularly as we continue the research, development, manufacture, and clinical trials of, and seeking of regulatory approval for, our product candidates.  In addition, subject to obtaining regulatory approval of any of our product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations.

As of March 31, 2019, we had cash, cash equivalents, and short-term investments of $105.2 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowings, grants and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

There were no other material changes outside of the ordinary course of business in our contractual obligations during the three months ended March 31, 2019 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Other Commitments” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 13, 2018.

For a summary of the contingent milestone payments, see Note 2 “Summary of Significant Accounting Policies - Manufacturing Commitments and Contingencies” of the condensed consolidated financial statements in this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have market risk exposure related to our cash, cash equivalents, and short-term investment securities. Such interest-earning instruments carry a degree of interest rate risk; however, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.  Additionally, our investment securities are fixed income instruments denominated and payable in U.S. dollars and have short-term maturities, typically less than twelve months, and typically carry credit ratings of “A” at a minimum by two of three Nationally Recognized Statistical Rating Organizations, specifically Moody’s, Standard & Poor’s or Fitch. As such, we do not believe that our cash, cash equivalents and short-term investment securities have significant risk of default or illiquidity.

We also have interest rate exposure as a result of our loan and security agreement with Silicon Valley Bank. As of March 31, 2019, the outstanding gross principal amount of the secured term loan was $25.0 million. The loan agreement bears interest at the prime rate reported in The Wall Street Journal, plus a spread of 3.0%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on March 31, 2019 were to have occurred, this change would not have had a material effect on our interest expense obligations with respect to outstanding borrowed amounts.

We have ongoing operations in Denmark and pay those vendors in local currency (Danish Krone) or Euros. We seek to limit the impact of foreign currency fluctuations through the use of derivative instruments, short-term foreign currency forward exchange contracts not designated as hedging instruments. We also have ongoing operations in Australia as a result of the expansion of Molgradex for the treatment of NTM lung infection and pay our respective vendors in Australian Dollars. We did not recognize any significant exchange rate losses during the three months ended March 31, 2019 and 2018. A 10% change in the Krone-to-dollar, Euro-to-dollar, Australian dollar-to-dollar, or Krone-to-Australian dollar exchange rate on March 31, 2019 would not have had a material effect on our results of operations or financial condition.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2019 these disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. We are not currently a party to any material pending litigation or other material legal proceeding.

Item 1A. Risk Factors.

Investment in our common stock involves a high degree of risk and uncertainty. Our business, operating results, growth prospects, and financial condition are subject to various risks, many of which are not exclusively within our control, that may cause actual performance to differ materially from historical or projected future performance. We urge investors to consider carefully the risks described below, together with all of the information in this report and our other public filings, before making investment decisions regarding our securities. Each of these risk factors, as well as additional risks not presently known to us or that we currently deem immaterial, could adversely affect our business, operating results, growth prospects, or financial condition, as well as the trading price of our common stock, in which case you may lose all or part of your investment.

Risks Related to Our Capital Requirements and Financial Condition

We have a limited operating history and have incurred significant losses since inception and expect that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We are a clinical development-stage biopharmaceutical company with a limited operating history upon which to evaluate our business and prospects. We have not been profitable since we commenced operations and may not ever achieve profitability. In addition, we have limited history as an organization and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have not obtained any regulatory approvals for any of our product candidates, commercialized any of our product candidates, or generated any product revenue. We have devoted significant resources to research and development and other expenses related to our ongoing clinical trials and operations, in addition to acquiring product candidates.

For the three months ended March 31, 2019, we incurred a net loss of $12.1 million, and net cash used in operating activities was $10.9 million. At March 31, 2019, our cash, cash equivalents and short-term investment securities were $105.2 million, and working capital was $98.6 million. At March 31, 2019, we had an accumulated deficit of $141.8 million.  We expect to continue to incur substantial operating losses for the next several years as we seek to advance our product candidates through clinical development, global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the Food and Drug Administration (“FDA”) or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve.

We will require additional financing to obtain regulatory approval for Molgradex and AeroVanc, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development efforts or other operations.

Since our Aravas subsidiary was formed in 2007, most of our resources have been dedicated to the development and acquisition of our product candidates, Molgradex and AeroVanc.  Under our current operating plan, we believe that our existing capital resources will be sufficient to fund our planned operations into 2020. However, we may raise additional capital, including through our “at the market offering” program to fund new studies, programs, or acquisitions, or to address changes in our existing development programs. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

Our capital requirements for the foreseeable future will depend in large part on, and could increase significantly as a result of, our expenditures on our development programs. Future expenditures on our development programs are subject to many uncertainties, and will depend on, and could increase significantly as a result of, many factors, including:

•	the number, size, complexity, results, and timing of our drug development programs;
•	the timing and terms of any collaborative or other strategic arrangement that we may establish;

•	the number of clinical and nonclinical studies necessary to demonstrate acceptable evidence of the safety and efficacy of our product candidates;
•	changes in standards of care which could increase the size and complexity of our clinical studies;
•	the number of patients who participate, the rate of enrollment, and the ratio of randomized to evaluable patients in each clinical study;
•	the ability to locate patients to participate in a study given the limited number of patients available for orphan or ultra-orphan indications;
•	the number and location of sites and the rate of site initiation in each study;
•	the duration of patient treatment and follow-up;
•	the potential for additional safety monitoring or other post-marketing studies that may be requested by regulatory agencies;
•	the time and cost to manufacture clinical trial material and commercial product, including process development and scale-up activities, and to conduct stability studies, which can last several years;
•

the degree of difficulty and cost involved in securing alternate manufacturers or suppliers of drug product, components, or delivery devices, as necessary to meet FDA requirements and/or commercial demand;

•	the costs, requirements, timing of, and the ability to, secure regulatory approvals;
•	the extent to which we increase our workforce and the costs involved in recruiting, training, and incentivizing new employees;
•

the costs related to developing, acquiring, and/or contracting for sales, marketing, and distribution capabilities, supply chain management capabilities, and regulatory compliance capabilities, if we obtain regulatory approval for a product candidate and commercialize it without a partner;

•	the costs involved in evaluating competing technologies and market developments or the loss in sales in case of such competition; and
•	the costs involved in establishing, enforcing, or defending patent claims and other proprietary rights.

Additional capital may not be available when we need it, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we will be required to delay, limit, reduce, or terminate our establishment of sales and marketing, manufacturing or distribution capabilities, development activities, or other activities that may be necessary to commercialize our product candidates, or conduct preclinical or clinical studies.

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams, or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. If we raise additional capital through debt financing, it may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures, or subject to specified financial ratios, any of which could restrict our ability to develop and commercialize our product candidates or operate as a business.

Our loan agreement contains covenants which may adversely impact our business; the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

On April 28, 2017, we entered into a Loan and Security Agreement, as subsequently amended on December 4, 2018 to increase the committed facility amount, between us and Aravas, as co-borrowers, and Silicon Valley Bank (the “Amended Loan Agreement”). The Amended Loan Agreement includes a number of restrictive covenants, including restrictions on incurring additional debt, making investments, granting liens, disposing of assets, paying dividends, and redeeming or repurchasing capital stock, subject to certain exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisitions or engage in other transactions. In addition, the Amended Loan Agreement includes covenants requiring, among other things, that we provide financial statements, comply with all laws, pay all taxes, and maintain insurance. If we are not able to comply with these covenants, the loans under the Loan Agreement could become immediately due and payable and would have a material adverse effect on our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

We have significant goodwill and IPR&D and impairment of goodwill and IPR&D may have a significant adverse impact on our future financial condition and results of operations.

As of March 31, 2019, we had goodwill and IPR&D of approximately $38.0 million.  These intangible assets are subject to an impairment analysis whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to our condensed statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations. We will continue to evaluate our intangible assets for potential impairment in accordance with our accounting policies.

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

Risks Related to Our Business Strategy and Operations

We are substantially dependent upon the clinical, regulatory, and commercial success of our product candidates, Molgradex and AeroVanc. Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate to the satisfaction of regulatory authorities the safety and efficacy of our product candidates.

The success of our business is dependent on our ability to advance the clinical development of Molgradex for the treatment of patients with aPAP, treatment of patients with NTM lung infection, and its expansion into NTM lung infection with people living with CF, and AeroVanc for the treatment of MRSA infection in the lungs of CF patients. The Molgradex Phase 3 clinical study, for the treatment of aPAP, designated as IMPALA, is ongoing in Europe, Japan, and the U.S. We expect to announce top-line results from the Phase 3 study of Molgradex in the second quarter of 2019. The Molgradex studies for (i) the treatment of NTM lung infections, designated as OPTIMA, and the treatment of NTM lung infection in people living with CF, designated ENCORE, are in Phase 2a development. The AeroVanc Phase 3 study, designated as AVAIL, started in the U.S. and Canada in the third quarter of 2017. We expect to announce top-line results from the Phase 3 study of AeroVanc in the second quarter of 2020.

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

Given the developmental nature of our product candidates, we are subject to risks associated with initiating, completing, and achieving positive outcomes from our current and future clinical trials, including:

•	slow implementation, enrollment, and completion of the clinical trials;
•	inability to enroll enough patients in the clinical trials;
•	low patient compliance and adherence to dosing and reporting requirements, for example incomplete reporting of patient reported outcomes in the clinical trials or missed doses;
•	lack of safety and efficacy in the clinical trials;
•	delays in manufacture of supplies for both drug and device components due to delays in formulation, process development, or manufacturing activities;
•	requirements for additional nonclinical or clinical studies based on changes to formulation and/or changes to regulatory requirements; and
•	requirements for additional clinical studies based on inconclusive clinical results or changes in market, standard of care, and/or regulatory requirements.

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
•

delays during regulatory review and/or requirements of additional Chemistry, Manufacturing, and Controls, nonclinical, or clinical studies, resulting in increased costs and/or delays in marketing approval and subsequent commercialization of the product candidates in the U.S. and other markets;

•	inability to consistently manufacture commercial supplies of drug and delivery devices resulting in slowed market development and lower revenue;
•	poor commercial sales due to:
•	the inability of our future sales organization or our potential commercialization partners to effectively sell the product candidates;
•	our lack of success in educating physicians and patients about the benefits, administration, and use of our product candidates;
•	the availability, perceived advantages, relative cost, relative safety, and relative efficacy of other products or treatments for the targeted indications of the product candidates;
•	low patient demand for the product candidates; and
•	poor prescription coverage and inadequate reimbursement for our product candidates;
•	our inability to enforce our intellectual property rights in our product candidates; and
•	reduction in the safety profile of our product candidates following approval.

Many of these clinical, regulatory, and commercial matters are beyond our control and are subject to other risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure that we will be able to advance our product candidates further through final clinical development, or obtain regulatory approval of, commercialize, or generate significant revenue from them. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop and commercialize our product candidates.

We have historically operated with a limited number of employees that manage third parties for most development activities. Institutional knowledge is concentrated within a small number of employees. Our success depends on our continued ability to attract, retain, and motivate highly qualified management, clinical, and scientific personnel. Our future success is highly dependent upon the contributions of our senior management, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, or the commercialization of our product candidates.

Replacing key employees may be a difficult, costly, and protracted process, and we may not have other personnel with the capacity to assume all the responsibilities of a key employee upon his/her departure. Transition periods can be difficult to manage and may cause disruption to our business. In addition, there may be intense competition from other companies and organizations for qualified personnel. Other companies and organizations with which we compete for personnel may have greater financial and other resources and different risk profiles than us, and a history of successful development and commercialization. If we cannot attract and retain skilled personnel, as needed, we may not achieve our development and other goals.

In addition, the success of our business will depend on our ability to develop and maintain relationships with respected service providers and industry-leading consultants and advisers. If we cannot develop and maintain such relationships as needed, the rate and success at which we can develop and commercialize product candidates may be limited. In addition, our outsourcing strategy, which has included engaging consultants that spend considerable time to manage key functional areas, may subject us to scrutiny under labor laws and regulations, which may divert management time and attention and have an adverse effect on our business and financial condition.

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

We outsource the manufacture of our product candidates and do not plan to establish our own manufacturing facilities. To manufacture our product candidates, we have made numerous custom modifications at contract manufacturing organizations (“CMOs”), making us highly dependent on these CMOs. For clinical and commercial supplies, if approved, we have supply agreements with third party CMOs for drug substance, finished drug product, drug delivery devices and other necessary components of our product candidates. While we have secured long-term commercial supply agreements with many of the third party CMOs, we would need to negotiate agreements for commercial supply with several important CMOs, and we may not be able to reach agreement on acceptable terms. In addition, we rely on these third parties to conduct or assist us in key manufacturing development activities, including qualification of equipment, developing, and validating methods, defining critical process parameters, releasing component materials, and conducting stability testing, among other things. If these third parties are unable to perform their tasks successfully in a timely manner, whether for technical, financial, or other reasons, we may be unable to secure clinical trial material, or commercial supply material if approved, which likely would delay the initiation, conduct, or completion of our clinical studies or prevent us from having enough commercial supply material for sale, which would have a material and adverse effect on our business.

All manufacturers of our clinical trial material and, if approved, commercial product, including drug substance manufacturers, must comply with current good manufacturing practices (“cGMP”) requirements enforced by the FDA through its facilities inspection program and applicable requirements of foreign regulatory authorities. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our clinical trial material may be unable to comply with these cGMP requirements and with other FDA, state, and foreign regulatory requirements. While we and our representatives generally monitor and audit our manufacturers’ systems, we do not have full control over their ongoing compliance with these regulations. And while the responsibility to maintain cGMP compliance is shared between us and the third-party manufacturer, we bear ultimate responsibility for our supply chain and compliance with regulatory standards. Failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay or failure to obtain product approval, product seizure or recall, or withdrawal of product approval.

Currently, we do not have alternative vendors to back up our primary vendors of clinical trial material or, if approved, commercial supply material. Identification of and discussions with other vendors may be protracted and/or unsuccessful, or these new vendors may be unsuccessful in producing the same results as the current primary vendors producing the material. Therefore, if our primary vendors become unable or unwilling to perform their required activities, we could experience protracted delays or interruptions in the supply of clinical trial material and, ultimately, product for commercial sale, which would materially and adversely affect our development programs, commercial activities, operating results, and financial condition. In addition, the FDA or regulatory authorities outside of the U.S. may require that we have an alternate manufacturer of a drug product before approving it for marketing and sale in the U.S. or abroad and securing such alternate manufacturer before approval of an NDA or BLA could result in considerable additional time and cost prior to NDA or BLA approval.

Any new manufacturer or supplier of finished drug product or its component materials, including drug substance and delivery devices, would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing of such product or ingredients required by us. The FDA or foreign regulatory agency may require us to conduct additional clinical studies, collect stability data, and provide additional information concerning any new supplier, or change in a validated manufacturing process, including scaling-up production, before we could distribute products from that manufacturer or supplier or revised process. For example, if we were to engage a third party other than our current CMOs to supply the drug substance or drug product for future clinical trial or commercial product, the FDA or regulatory authorities outside of the U.S. may require us to conduct additional clinical and nonclinical studies to ensure comparability of the drug substance or drug product manufactured by our current CMOs to that manufactured by the new supplier. Changing of suppliers or equipment is particularly challenging for companies like us, with inhalation products, because any change could alter the performance of the drug product.

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

If our manufacturers encounter any of the aforementioned difficulties or otherwise fail to comply with their contractual obligations or there are delays entering commercial supply agreements due to capital constraints, we may have insufficient quantities of material to support ongoing and/or planned clinical studies or to meet commercial demand, if approved. In addition, any delay or interruption in the supply of materials necessary or useful to manufacture our product candidates could delay the completion of our clinical studies, increase the costs associated with our development programs, and depending upon the period of delay, require us to commence new clinical studies at significant additional expense or terminate the studies completely. Delays or interruptions in the supply of commercial product could result in increased cost of goods sold and lost sales. We cannot provide assurance that manufacturing or quality control problems will not arise in connection with the manufacture of our clinical trial material or commercial product, if approved, or that third-party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such clinical trial material or commercial product, as applicable. In addition, Molgradex and AeroVanc are currently manufactured entirely or partially outside the U.S. and, as a result, we may experience interruptions in supply due to shipping or customs difficulties or regional instability. Furthermore, changes in currency fluctuations, shipping costs, or import tariffs could adversely affect cost of goods sold. Any of the above factors could cause us to delay or suspend anticipated or ongoing trials, regulatory submissions or commercialization of our product candidates, entail higher costs, or result in being unable to effectively commercialize our products. Our dependence upon third parties for the manufacture of our clinical trial material may adversely affect our future costs and our ability to develop and commercialize our product candidates on a timely and competitive basis.

We rely significantly on third parties to conduct our nonclinical testing and clinical studies and other aspects of our development programs and if those third parties do not satisfactorily perform their contractual obligations or meet anticipated deadlines, the development of our product candidates could be adversely affected.

We do not employ personnel or possess the facilities necessary to conduct many of the activities associated with our programs. We engage consultants, advisors, contract research organizations (“CROs”), CMOs, and others to assist in the design and conduct of nonclinical and clinical studies of our product candidates, with interpretation of the results of those studies and with regulatory activities, and we expect to continue to outsource all or a significant amount of such activities. As a result, many important aspects of our development programs are and will continue to be outside our direct control, and our third-party service providers may not perform their activities as required or expected, including the maintenance of good clinical practice (“GCP”), good laboratories practice (“GLP”), and cGMP compliance, which are ultimately our responsibility to ensure. Further, such third parties may not be as committed to the success of our programs as our own employees and, therefore, may not devote the same time, thoughtfulness, or creativity to completing projects or problem-solving as our own employees would. To the extent we are unable to successfully manage the performance of third-party service providers, our business may be adversely affected.

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

To commercialize our products, if approved, in the U.S. and other jurisdictions we seek to enter, we must build our marketing, sales, managerial, and other non-technical capabilities, or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our products receive regulatory approval, we expect to market such products in the U.S. through a focused, specialized sales force, which will be costly and time consuming. Institutionally, we have no prior experience in the marketing and sale of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Outside of the U.S., we may consider collaboration arrangements. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products in certain markets. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

To establish a sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth.

As of May 9, 2019, we had 39 full-time employees, including 28 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance, and other resources to manage our operations and clinical trials, continue our development activities, and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers, and other organizations.

Due to our limited financial resources and our limited experience in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, the physical expansion of our operations may lead to significant costs and may divert our management attention and resources. Any inability to manage growth could delay the execution of our development and strategic objectives, or disrupt our operations, which could materially impact our business, revenue, and operating results.

Any future acquisitions that we make could disrupt our business and harm our financial condition.

We expect to evaluate, from time to time, potential strategic acquisitions of complementary businesses, products, or technologies.  In addition, we expect to evaluate joint ventures, licensing opportunities, and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance, or integrate acquisitions of any businesses, products, or technologies. Furthermore, the integration of any acquisition and management of any collaborative project may divert our management’s time and resources from our core business and disrupt our operations. Any cash acquisition we pursue would diminish the funds otherwise available to us for other uses. Any acquisition using our stock would dilute our stockholders’ ownership interests.

Our product candidates may cause undesirable side effects or adverse events or have other properties that could delay or prevent our clinical development, regulatory approval, or commercialization.

Undesirable side effects or adverse events caused by our product candidates could interrupt, delay, or halt clinical studies and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all indications, and in turn prevent us from commercializing our product candidates. A significant challenge in clinical development is that the patient population in early studies, where small numbers of patients are required, is different from the patient population observed in later stage studies, where larger groups of patients are required. For example, patients in earlier stage studies may be more sick, compliant, or otherwise motivated than patients in larger studies. As such, efficacy or safety results may differ significantly between studies. Side-effects seen at high doses in earlier studies of AeroVanc, such as bronchoconstriction or other airway irritation, may be seen in significant numbers at the lower doses selected for later studies. Also, for AeroVanc, while not observed in the Phase 2 clinical study, the emergence of vancomycin-resistant MRSA could occur during the longer dosing period of AeroVanc that is currently implemented in the Phase 3 clinical study. If this or other undesirable side effects occur, they could possibly prevent approval, which would have a material and adverse effect on our business.

If any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	regulatory authorities may withdraw their approval of the product;
•	we may be required to change the way the product is administered, conduct additional clinical studies, or change the labeling of the product; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenue from its sale.

We may not achieve our projected development goals in the time frames we have announced.

We have set goals for accomplishing certain objectives material to the successful development of our product candidates. The actual timing of these events may vary due to many factors, including delays or failures in our nonclinical testing, clinical studies, and manufacturing and regulatory activities and the uncertainties inherent in the regulatory approval process. From time to time we create estimates for the completion of enrollment of or announcement of data from clinical studies of our product candidates. However, predicting the rate of enrollment or the time from completion of enrollment to announcement of data for any clinical study requires us to make significant assumptions that may prove to be incorrect. Our estimated enrollment rates and the actual rates may differ materially and the time required to complete enrollment of any clinical study may be considerably longer than we estimate. Such delays may adversely affect our financial condition and results of operations.

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

Our business and operations would suffer in the event of third-party computer system failures, cyber-attacks on third-party systems, or deficiency in our cyber-security.

We rely on information technology systems, including third-party “cloud based” service providers, to keep financial records, maintain laboratory, clinical data and corporate records, communicate with staff and external parties and operate other critical functions. This includes critical systems such as email, other communication tools, electronic document repositories, and archives. If any of these third-party information technology (“IT”) providers are compromised due to computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication failures, electrical failures, cyber-attacks, or cyber-intrusions over the internet, then sensitive emails or documents could be exposed or deleted. Similarly, we could incur business disruption if our access to the internet is compromised and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion by computer hackers, foreign governments, or cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, we rely on those third parties to safeguard important confidential personal data regarding our employees and patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in a third-party IT provider’s operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in loss or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidates could be delayed or could fail. We have experienced and may continue to experience attempts to breach our security and attempts to introduce malicious software into our information technology systems; however, to date and to our knowledge, such attacks have not resulted in any material damage to us.

We are continually working to maintain reliable systems to control costs and improve our operations. Our efforts include, but are not limited to, the following: firewalls, antivirus protection, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning, and routine password modifications. Our internal information technology systems environment continues to evolve and our business policies and internal security controls may not keep pace as new threats emerge.  No assurance can be given that our efforts to continue to enhance our systems will be successful.

If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business.

A number of state, national, and foreign laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. Due to our Danish subsidiary, Savara ApS, our clinical trial activities and operations in Europe, we are subject to data protection laws in the EU, including the General Data Protection Regulation (“GDPR”). The GDPR, which became effective on May 25, 2018, has caused the EU requirements for the protection of personal data to become more stringent and increased the penalties for noncompliance. Penalties can consist of fines up to €20 million or 4% of global annual revenues, whichever is higher. As a result, we have been required to implement additional mechanisms to ensure compliance with the new EU data protection rules, which may cause us to incur additional costs.

If we or our vendors fail to comply with applicable data privacy laws, including the GDPR, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

Our corporate headquarters is located in a single commercial facility in Austin, Texas, USA. We maintain a second office in a single commercial facility in Denmark where many of our product development staff are located. Important documents and records, including copies of our regulatory documents and other records for our product candidates, are located both at a secure offsite document storage facility as well at our own facilities and we depend on our facilities for the continued operation of our business. Natural disasters and other catastrophic events, such as wildfires and other fires, earthquakes and extended power interruptions, terrorist attacks, or severe weather conditions could significantly disrupt our operations and result in additional, unplanned expense. As a small company with limited resources, we have not prepared or implemented a formal business continuity or disaster recovery plan and any natural disaster or catastrophic event could disrupt our business operations and result in setbacks to our development programs. Even though we believe we carry commercially reasonable insurance, we might suffer losses that are not covered by or exceed the coverage available under these insurance policies.

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

Molgradex has received Orphan Drug Designation in the U.S. by the FDA and in Europe by the European Medicines Agency (“EMA”) for the treatment of aPAP, and AeroVanc has been granted Orphan Drug Designation in the U.S. by the FDA for the treatment of MRSA lung infection in patients with CF. Orphan Drug Designation will not shorten the regulatory review or reduce the clinical data requirements needed to obtain approval. If approval is received to market either Molgradex or AeroVanc for the respective indications, the FDA will not approve a similar product, with the same active ingredient, to Molgradex or AeroVanc for seven years and the EMA will not approve a similar product to Molgradex for ten years, unless we are unable to produce enough supply to meet demand in the marketplace or another similar product, with the same active ingredient, is deemed clinically superior. Similar product candidates, with the same active ingredient and route of delivery, may be granted Orphan Drug Designation during the development of the respective products, but the Orphan Drug exclusivity is granted only to the first of such products approved, which means there is risk that a competitor product candidate may receive approval and Orphan Drug exclusivity before us, thus preventing us from marketing one or more of our product candidates until the exclusivity of the competing product expires. Also, the Orphan Drug status will not prevent a competitor with a different active ingredient from competing with our product candidates. If we are prevented from marketing one or more product candidates due to a competitor’s Orphan Drug exclusivity, this would have a material adverse effect on our business.

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
•

delays in identifying and reaching agreement on acceptable terms with prospective CROs, clinical study sites, and investigators, which agreements can be subject to extensive negotiation and may vary significantly among study sites;

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

•	delays in the production or delivery of sufficient quantities of clinical trial material or drug delivery devices from our CMOs and other vendors to initiate or continue a clinical study;
•	delays due to product candidate recalls as the result of stability failure, excessive product complaints, or other failures of the product candidate during its use or testing;
•	invalidation of clinical data caused by premature unblinding or integrity issues;
•	invalidation of clinical data caused by mixing up of the active drug and placebo through randomization or manufacturing errors;
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
•

delays resulting from study sites dropping out of a trial, providing inadequate staff support for the study, problems with shipment of study supplies to clinical sites, or focusing its staff’s efforts on enrolling studies that compete for the same patient population;

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

Clinical studies may not begin on time or be completed in the time frames we anticipate and may be costlier than we anticipate for a variety of reasons, including one or more of those described above. The length of time necessary to successfully complete clinical studies varies significantly and is difficult to predict accurately. We may make statements regarding anticipated timing for completion of enrollment in and/or availability of results from our clinical studies, but such predictions are subject to a number of significant assumptions and actual timing may differ materially for a variety of reasons, including patient enrollment rates, length of time needed to prepare raw study data for analysis and then to review and analyze it, and other factors described above. If we experience delays in the completion of a clinical study, if a clinical study is terminated, or if failure to conduct a study in accordance with regulatory requirements or the study’s protocol leads to deficient safety and/or efficacy data, the regulatory approval and/or commercial prospects for our product candidates may be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical studies likely will increase our development costs. Further, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may ultimately lead to the denial of regulatory approval of a product candidate. Even if we ultimately commercialize our product candidates, the standard of care may have changed or other therapies for the same indications may have been introduced to the market in the interim and may establish a competitive threat to us or diminish the need for our products.

Clinical studies are very expensive, difficult to design and implement, often take many years to complete, and the outcome is inherently uncertain.

Clinical development of pharmaceutical products for humans is generally very expensive, takes many years to complete, and failures can occur at any stage of clinical testing. We estimate that clinical development of our product candidates will take several additional years to complete, but because of the variety of factors that can affect the design, timing and outcome of clinical studies, we are unable to estimate the exact funds required to complete research and development, obtain regulatory approval, and commercialize all of our product candidates. We will need significant additional capital to continue to advance our products as per current business plans.

Failure at any stage of clinical testing is not uncommon and we may encounter problems that would require additional, unplanned studies or cause us to abandon a clinical development program.

In addition, a clinical study may be suspended or terminated by us, an Independent Review Board (“IRB”), a data safety monitoring board, the FDA, or other regulatory authorities due to a number of factors, including:

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

There is significant uncertainty regarding the regulatory approval process for any investigational new drug, substantial further testing and validation of our product candidates and related manufacturing processes may be required, and regulatory approval may be conditioned, delayed, or denied, any of which could delay or prevent us from successfully marketing our product candidates and substantially harm our business.

Pharmaceutical products generally are subject to rigorous nonclinical testing and clinical studies and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or materially influence the manufacturing, safety, labeling, storage, record keeping, and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations is time-consuming and requires the expenditure of substantial resources.

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

The manufacturing process and site for the drug product may change post-Phase 3. Changes in the manufacturing process have a potential to result in untoward changes in drug product characteristics. If the commercial drug product differs significantly from the product studied in Phase 3, then regulatory agencies may require additional clinical or nonclinical studies prior to approval of such changes, including conducting an additional Phase 3 clinical study that would significantly extend the timeline for clinical development of Molgradex in aPAP.

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

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug, including Molgradex and AeroVanc. Regardless of any guidance the FDA or foreign regulatory agencies may provide a drug’s sponsor during its development, the FDA or foreign regulatory agencies retain complete discretion in deciding whether to accept an NDA or BLA or the equivalent foreign regulatory approval submission for filing or, if accepted, approve an NDA or BLA. There are many components to an NDA or BLA or marketing authorization application submission in addition to clinical study data. For example, the FDA or foreign regulatory agencies will review the sponsor’s internal systems and processes, as well as those of its CROs, CMOs, and other vendors, related to development of its product candidates, including those pertaining to its clinical studies and manufacturing processes. Before accepting an NDA or BLA for review or before approving the NDA or BLA, the FDA or foreign regulatory agencies may request that we provide additional information that may require significant resources and time to generate and there is no guarantee that its product candidates will be approved for any indication for which we may apply. The FDA or foreign regulatory agencies may choose not to approve an NDA or BLA for any of a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development of its product candidates. Even if one or more Phase 3 clinical studies are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA or foreign regulatory agencies may not consider efficacy and safety data from the submitted studies adequate scientific support for a conclusion of effectiveness and/or safety and may require one or more additional Phase 3 or other studies prior to granting marketing approval. If this were to occur, the overall development cost for the product candidate would be substantially greater and competitors may bring products to market before us, which could impair our ability to generate revenues from the product candidates, or even seek approval, if blocked by a competitor’s Orphan Drug exclusivity, which would have a material adverse effect on our business, financial condition, and results of operations.

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, U.S. federal government shut-downs or budget sequestrations, such as one that occurred during January 2018 and December 2018 through January 2019, may result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

Even if the FDA or foreign regulatory agencies grant approvals for our product candidates, the conditions or scope of the approval(s) may limit successful commercialization of the product candidates and impair our ability to generate substantial sales revenue. For example, the FDA may approve label claims for AeroVanc with age restrictions and/or treatment duration limitations, or Molgradex with restrictions for use only by patients unresponsive to the current standard of care. They may limit the label of Molgradex or AeroVanc to a subset of patients based on a review of which patient groups had the greatest efficacious response in clinical studies. Such label restriction may be undesirable and may limit successful commercialization. The FDA or foreign regulatory agencies may also only grant marketing approval contingent on the performance of costly post-approval nonclinical or clinical studies, or subject to warnings or contraindications that limit commercialization. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMP, GCP, international conference on harmonization regulations, and GLP, which are regulations and guidelines that are enforced by the FDA or foreign regulatory agencies for all of its clinical development and for any clinical studies that we conduct post-approval. The FDA or foreign regulatory agencies may decide to withdraw approval, add warnings, or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution of our products. These actions could result from, among other things, safety concerns, including unexpected side effects or drug interaction problems, or concerns over misuse of a product. If any of these actions were to occur following approval, we may have to discontinue commercialization of the product, limit our sales and marketing efforts, implement risk minimization procedures, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

Regulations may be changed prior to submission of a marketing application that require higher hurdles than currently anticipated. These may occur as a result of drug scandals, recalls, or a political environment unrelated to our products.

Even if we receive regulatory approval for a product candidate, we may face regulatory difficulties that could materially and adversely affect our business, financial condition, and results of operations.

Even if initial regulatory approval is obtained, as a condition to the initial approval, the FDA or a foreign regulatory agency may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or marketing surveillance programs, any of which would limit the commercial potential of the product. Our product candidates also will be subject to ongoing FDA requirements related to the manufacturing processes, labeling, packaging, storage, distribution, advertising, promotion, record-keeping, and submission of safety and other post-market information regarding the product. For instance, the FDA may require changes to approved drug labels, require post-approval clinical studies, and impose distribution and use restrictions on certain drug products. In addition, approved products, manufacturers and manufacturers’ facilities are subject to continuing regulatory review and periodic inspections. If previously unknown problems with a product are discovered, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, the FDA may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we or a CMO of ours fail to comply with applicable regulatory requirements, a regulatory agency may:

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

If any of our product candidates for which we receive regulatory approval fails to achieve significant market acceptance among the medical community, patients, or third-party payers, the revenue we generate from its sales will be limited and our business may never achieve profitability.

Our success will depend in substantial part on the extent to which our product candidates, if approved, are accepted by the medical community and patients and reimbursed by third-party payers, including government payers. The degree of market acceptance with respect to each of our approved products, if any, will depend upon a number of factors, including:

•	the safety and efficacy of our products as demonstrated in clinical studies;
•	acceptance in the medical and patient communities of our products as a safe and effective treatment;
•	the product’s taste, ease of use, or features associated with the delivery device;
•	the perceived advantages of our product over alternative treatments, including with respect to the incidence and severity of any adverse side effects and the cost of treatment;
•	the indications for which our product is approved;
•	claims or other information (including limitations or warnings) in a product’s approved labeling;
•	reimbursement and coverage policies of government and other third-party payers;
•	pricing and cost-effectiveness of our product relative to alternative treatments;
•	availability of alternative treatments;
•	smaller-than-expected market size due to lack of disease awareness of a rare disease, or the patient population with a specific rare disease being smaller than anticipated;
•	inappropriate diagnostic efforts due to limited knowledge and/or resources among clinicians;
•	the prevalence of off-label substitution of chemically equivalent products or alternative treatments; and
•	the resources we devote to marketing our product and restrictions on promotional claims we can make with respect to the product.

We cannot predict with reasonable accuracy whether physicians, patients, healthcare insurers, or health maintenance organizations, or the medical community in general, will accept or utilize any of our products, if approved. If our product candidates are approved but do not achieve an adequate level of acceptance by these parties, we may not generate sufficient revenue to become or remain profitable. In addition, our efforts to educate the medical community and third-party payers regarding benefits of our products may require significant resources and may never be successful.

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

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Other countries, such as the U.K., have similar laws with which we must comply. We face the risk that an employee or agent could be accused of violating one or more of these laws, particularly in geographies where significant overlap exists between local government and healthcare industries. Such an accusation, even if unwarranted, could prove disruptive to our developmental and commercialization efforts.

Risks Related to Our Intellectual Property

Our success will depend on obtaining and maintaining effective patent and other intellectual property protection for our product candidates and proprietary technology.

AeroVanc has received a U.S. Patent Notice of Allowance for its formulation in the U.S., AeroVanc’s primary market. AeroVanc has either been issued patents or is prosecuting patent applications in numerous countries outside the U.S.. We have no patent protection for Molgradex for the treatment of aPAP, and primarily rely on the Orphan Drug exclusivity as our primary barrier to competition. Molgradex for the treatment of NTM has issued patents ex-U.S. (under prosecution in the U.S.) with an additional international patent application pending. Both Molgradex and AeroVanc utilize proprietary delivery devices with exclusive supply agreements. Molgradex receives additional protection via a proprietary cell bank used in the production of the drug substance.

Our success will depend on our ability to:

•	obtain and maintain patent and other exclusivity rights with respect to our products and their uses;
•	prevent third parties from infringing upon our proprietary rights;
•	maintain proprietary know-how and trade secrets;
•	operate without infringing upon the patents and proprietary rights of others; and
•

obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, or if necessary, to secure exclusive rights to them, both in the U.S. and in foreign countries.

The patent and intellectual property positions of biopharmaceutical companies generally are highly uncertain, involve complex legal and factual questions, and have been and continue to be the subject of much litigation. There is no guarantee that we have or will develop or obtain the rights to products or processes that are patentable, that patents will issue from any pending applications or that claims allowed will be sufficient to protect the technology we develop or have developed or that is used by us, our CMOs, or our other service providers. In addition, any patents that are issued to us may be limited in scope or challenged, invalidated, infringed, or circumvented, including by our competitors, and rights we have under issued patents may not provide competitive advantages to us. If competitors can develop and commercialize technology and products similar to ours, our ability to successfully commercialize our technology and products may be impaired.

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

We also rely on unpatented know-how and trade secrets and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, through confidentiality agreements with employees, consultants, collaborators, and others. We also have invention or patent assignment agreements with our employees and certain consultants. The steps we have taken to protect our proprietary rights, however, may not be adequate to preclude misappropriation of or otherwise protect our proprietary information or prevent infringement of our intellectual property rights, and we may not have adequate remedies for any such misappropriation or infringement. In addition, it is possible that inventions relevant to our business could be developed by a person not bound by an invention assignment agreement with us or independently discovered by a competitor.

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

We may rely on trademarks, trade names, and brand names to distinguish our products, if approved for commercial sale, from the products of our competitors. We intend to seek approval for new names for AeroVanc and Molgradex that meet the FDA’s and foreign regulatory requirements. However, our trademark applications may not be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks, in which case we may expend substantial resources to defend our proposed or approved trademarks and may enter into agreements with third parties that may limit our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote significant resources to advertising and marketing these new brands. For example, we filed a trademark for the name “Savara” and were challenged. We decided to terminate its application, but we may revisit such filings at a future date. Further, our competitors may infringe our trademarks or we may not have adequate resources to enforce our trademarks.

Our success depends on our ability to prevent competitors from duplicating or developing and commercializing equivalent versions of our product candidates, but patent protection may be difficult to obtain and any issued claims may be limited.

We have filed for patent protection in the U.S. and other countries to cover the formulation of AeroVanc and were granted a notice of allowance in the U.S., its primary market. However, this patent may not provide us with significant competitive advantages, because the validity or enforceability of the patents may be challenged and, if instituted, one or more of the challenges may be successful. Patents may be challenged in the U.S. under post-grant review proceedings, inter partes re-examination, ex parte re-examination, or challenges in district court. Any patents issued in foreign jurisdictions may be subjected to comparable proceedings lodged in various foreign patent offices, or courts. These proceedings could result in either loss of the patent or loss or reduction in the scope of one or more of the claims of the patent. Even if a patent issues and is held valid and enforceable, competitors may be able to design around our patents, such as by using pre-existing or newly developed technology, in which case competitors may not infringe our issued claims and may be able to market and sell products that compete directly with us before and after our patents expire.

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

The patent prosecution process is expensive and time-consuming. We and any future licensors and licensees may not apply for or prosecute patents on certain aspects of our product candidates at a reasonable cost, in a timely fashion, or at all. We may not have the right to control the preparation, filing, and prosecution of some patent applications related to our product candidates or technologies. As a result, these patents and patent applications may not be prosecuted and enforced in a manner consistent with our best interests. It is also possible that we or any future licensors or licensees will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Further, it is possible that defects of form in the preparation or filing of our patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, assignment, or claim scope. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid or unenforceable. In addition, one or more parties may independently develop similar technologies or methods, duplicate our technologies or methods, or design around the patented aspects of our products, technologies, or methods. Any of these circumstances could impair our ability to protect our products, if approved, in ways which may have an adverse impact on our business, financial condition, and operating results.

Furthermore, the issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in and outside of the U.S. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability use our patents to stop others from using or commercializing similar or identical products or technology, or limit the duration of the patent protection of our technology and drugs. Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours once Orphan Drug and Qualified Infectious Disease Product (“QIDP”) exclusivities have expired. See the section entitled “Risks Related to Our Industry” for further description of Orphan Drug and QIDP exclusivities.

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

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents and applications are required to be paid to the United States Patent and Trademark Office (“USPTO”), and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process and after a patent has issued. There are situations in which non-compliance can result in decreased patent term adjustment or in abandonment or lapse of the patent or patent application, leading to partial or complete loss of patent rights in the relevant jurisdiction.

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

Our commercial success depends on our ability and the ability of our CMOs and component suppliers to develop, manufacture, market, and sell our products and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are or may be developing products. Because patent applications can take many years to publish and issue, there currently may be pending applications, unknown to us, that may later result in issued patents that our products, product candidates, or technologies infringe, or that the process of manufacturing our products or any of our respective component materials, or the component materials themselves, infringe, or that the use of our products, product candidates, or technologies infringe.

We or our CMOs or component material suppliers may be exposed to, or threatened with, litigation by a third party alleging that our products, product candidates, and/or technologies infringe its patents and/or other intellectual property rights, or that one or more of the processes for manufacturing our products or any of our respective component materials, or the component materials themselves, or the use of our products, product candidates, or technologies, infringe its patents and/or other intellectual property rights. If a third-party patent or other intellectual property right is found to cover our products, product candidates, technologies, or our uses, or any of the underlying manufacturing processes or components, we could be required to pay damages and could be unable to commercialize our products or use our technologies or methods unless we are able to obtain a license to the patent or intellectual property right. A license may not be available to us in a timely manner or on acceptable terms, or at all. In addition, during litigation, the third-party alleging infringement could obtain a preliminary injunction or other equitable remedy that could prohibit us from making, using, selling, or importing our products, technologies or methods.

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

There may be issued or filed claims covering our products, product candidates, or technology or those of our CMOs or component material suppliers or the use of our products, product candidates, or technologies. Additionally, such patents may be issued or filed in the future. Because of the large number of patents issued and patent applications filed in the industries in which we operate, there is a risk that third parties may allege they have patent rights encompassing our products, product candidates, or technologies, or those of our CMOs or component material suppliers, or uses of our products, product candidates, or technologies.

In the future, it may be necessary for us to enforce our proprietary rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights, through litigation or other dispute proceedings, which may be costly, and to the extent we are unsuccessful, adversely affect our rights. In these proceedings, a court or administrative body could determine that our claims, including those related to enforcing patent rights, are not valid or that an alleged infringer has not infringed our rights. The uncertainty resulting from the mere institution and continuation of any patent or other proprietary rights-related litigation or interference proceeding could have a material and adverse effect on our business prospects, operating results, and financial condition.

Risks Related to Our Industry

We expect competition in the marketplace for our product candidates, should any of them receive regulatory approval.

Molgradex and AeroVanc have received Orphan Drug Designation from the FDA and Molgradex has received Orphan Drug Designation from the EMA. Orphan Drug Designation will provide market exclusivity in the U.S. for 7 years and 10 years in Europe, but only if (i) Molgradex and AeroVanc receive market approval before a competitor using the same active compound for the same indication, (ii) we are able produce sufficient supply to meet demand in the marketplace, and (iii) another product with the same active ingredient is not deemed clinically superior. AeroVanc has also received QIDP status extending market exclusivity by an additional five years in addition to any other exclusivity obtained in the U.S.

The industries in which we operate (biopharmaceutical, specialty pharmaceutical, biotechnology, and pharmaceutical) are highly competitive and subject to rapid and significant change. Developments by others may render potential application of any of our product candidates in a particular indication obsolete or noncompetitive, even prior to completion of its development and approval for that indication. If successfully developed and approved, we expect our product candidates will face competition. We may not be able to compete successfully against organizations with competitive products, particularly large pharmaceutical companies. Many of our potential competitors have significantly greater financial, technical, and human resources than us, and may be better equipped to develop, manufacture, market, and distribute products. Many of these companies operate large, well-funded research, development, and commercialization programs, have extensive experience in nonclinical and clinical studies, obtaining FDA and other regulatory approvals and manufacturing and marketing products, and have multiple products that have been approved or are in late-stage development. These advantages may enable them to receive approval from the FDA or any foreign regulatory agency before us and prevent us from competing due to their orphan drug protections. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, heightened awareness on the part of academic institutions, government agencies, and other public and private research organizations of the potential commercial value of their inventions have led them to actively seek to commercialize the technologies they develop, which increases competition for investment in our programs. Competitive products may be more effective, easier to dose, or more effectively marketed and sold than ours, which would have a material adverse effect on our ability to generate revenue.

We are subject to uncertainty relating to healthcare reform measures and reimbursement policies that, if not favorable to our products, could hinder or prevent our products’ commercial success, if any of our product candidates are approved.

The unavailability or inadequacy of third-party payer coverage and reimbursement could negatively affect the market acceptance of our product candidates and the future revenues we may expect to receive from those products. The commercial success of our product candidates, if approved, will depend on the extent to which the costs of such products will be covered by third-party payers, such as government health programs, commercial insurance, and other organizations. Third-party payers are increasingly challenging the prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. These challenges to prices may be problematic to us since our products are targeted for a small number of patients (those suffering from orphan diseases) thus requiring us to charge very high prices in order to recover development costs and achieve a profit on our revenue. If these third-party payers do not consider our products to be cost-effective compared to other therapies, we may not obtain coverage for our products after approval as a benefit under the third-party payers’ plans or, even if we do, the level of coverage or payment may not be sufficient to allow us to sell our products on a profitable basis.

Significant uncertainty exists as to the reimbursement status for newly approved drug products, including coding, coverage, and payment. There is no uniform policy requirement for coverage and reimbursement for drug products among third-party payers in the U.S., therefore coverage and reimbursement for drug products can differ significantly from payer to payer. The coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate payment will be applied consistently or obtained. The process for determining whether a payer will cover and how much it will reimburse a product may be separate from the process of seeking approval of the product or for setting the price of the product. Even if reimbursement is provided, market acceptance of our products may be adversely affected if the amount of payment for our products proves to be unprofitable for healthcare providers or less profitable than alternative treatments or if administrative burdens make our products less desirable to use. Third-party payer reimbursement to providers of our products, if approved, may be subject to a bundled payment that also includes the procedure of administering our products or third-party payers may require providers to perform additional patient testing to justify the use of our products. To the extent there is no separate payment for our product(s), there may be further uncertainty as to the adequacy of reimbursement amounts.

The continuing efforts of governments, private insurance companies, and other organizations to contain or reduce costs of healthcare may adversely affect:

•	our ability to set an appropriate price for our products;
•	the rate and scope of adoption of our products by healthcare providers;
•	our ability to generate revenue or achieve or maintain profitability;
•	the future revenue and profitability of our potential customers, suppliers, and collaborators; and
•	our access to additional capital.

Our ability to successfully commercialize our products will depend on the extent to which governmental authorities, private health insurers, and other organizations establish what we believe are appropriate coverage and reimbursement for our products. The containment of healthcare costs has become a priority of federal and state governments worldwide and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs, and President Trump has stated that reducing drug pricing is a priority for his administration. We expect that federal, state, and local governments in the U.S., as well as in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidates or what actions federal, state, or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue, attain profitability, or commercialize our product candidates, especially in light of our plans to price our product candidates at a high level.

Furthermore, we expect that healthcare reform measures that may be adopted in the future are unpredictable, and the potential impact on our operations and financial position is uncertain, but may result in more rigorous coverage criteria, lower reimbursement, and additional downward pressure on the price we may receive for approved products. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products, if approved.

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

Our business (in particular, the use of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval) will expose us to product liability risks. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies, or others selling or involved in the use of our products. If we cannot successfully defend ourselves against any such claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

The market price of our common stock has been and is expected to continue to be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure to meet or exceed any financial and development projections that we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our business and stock;
•	failure to obtain sufficient capital to fund our business objectives;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;
•	adverse publicity relating to the CF, aPAP, or NTM markets generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of the combined organization;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

We have completed certain transactions that likely have resulted in an ownership change under Section 382 of the Internal Revenue Code limiting the use of our net operating loss carryforwards and certain other tax attributes.

If a corporation undergoes an “ownership change” within the meaning of Sections 381, 382, and 383 of the Internal Revenue Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our net operating loss carryforwards and certain other tax attributes likely will be subject to limitations on use. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number	Description
10.1*	Manufacture and Supply Agreement, dated as of April 26, 2019, between Savara ApS and GEMABIOTECH SAU.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates that portions of this exhibit have been omitted due to confidentiality.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 9, 2019	By:	/s/ Dave Lowrance
Dave Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 9, 2019	By:	/s/Robert Neville
Robert Neville
Chief Executive Officer (Principal Executive Officer)