Form 10-Q
period 2019-06-30
Savara Inc
filed 2019-08-08
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 8, 2019, the registrant had 41,197,636 shares of common stock, $0.001 par value per share, outstanding.

i

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$16,830	$24,301
Short-term investments	94,902	86,529
Prepaid expenses and other current assets	2,436	2,514
Total current assets	114,168	113,344
Property and equipment, net	454	522
In-process R&D	11,274	11,372
Goodwill	19,432	26,918
Other non-current assets	2,002	131
Total assets	$147,330	$152,287
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,440	$3,879
Accrued expenses and other current liabilities	4,612	3,375
Total current liabilities	9,052	7,254
Long-term liabilities:
Debt facility	24,822	24,530
Contingent consideration	—	12,214
Other long-term liabilities	657	70
Total liabilities	34,531	44,068
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 38,903,830 and 35,146,096 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	40	36
Additional paid-in capital	276,317	237,702
Accumulated other comprehensive income	212	200
Accumulated deficit	(163,770)	(129,719)
Total stockholders’ equity	112,799	108,219
Total liabilities and stockholders’ equity	$147,330	$152,287

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$10,464	$9,268	$20,483	$17,807
General and administrative	4,211	2,486	6,974	4,254
Impairment of acquired IPR&D	—	—	—	21,692
Impairment of goodwill	7,420	—	7,420	—
Depreciation and amortization	59	153	197	260
Total operating expenses	22,154	11,907	35,074	44,013
Loss from operations	(22,154)	(11,907)	(35,074)	(44,013)
Other income, net:
Interest income (expense), net	31	(113)	11	(217)
Foreign currency exchange gain	110	155	51	94
Tax credit income	115	277	1,079	1,201
Change in fair value of financial instruments	(41)	(6)	(118)	(62)
Total other income	215	313	1,023	1,016
Loss before income taxes	(21,939)	(11,594)	(34,051)	(42,997)
Income tax benefit	—	—	—	4,555
Net loss	$(21,939)	$(11,594)	$(34,051)	$(38,442)
Net loss per share:
Basic and diluted	$(0.57)	$(0.37)	$(0.91)	$(1.23)
Weighted average common shares outstanding:
Basic and diluted	38,440,647	31,433,494	37,235,209	31,376,425
Other comprehensive loss:
Gain (loss) on foreign currency translation	91	(856)	(134)	(515)
Unrealized gain on short-term investments	120	37	146	13
Total comprehensive loss	$(21,728)	$(12,413)	$(34,039)	$(38,944)

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended June 30, 2019 and 2018

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total
Balance on December 31, 2018	35,146,096	$36	$237,702	$200	$(129,719)	$108,219
Issuance of common stock upon at the market offerings, net	647,426	—	4,890	—	—	4,890
Issuance of common stock for settlement of RSUs	13,125	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23,593	—	6	—	—	6
Stock-based compensation	—	—	1,000	—	—	1,000
Foreign exchange translation adjustment	—	—	—	(225)	—	(225)
Unrealized gain on short-term investments	—	—	—	26	—	26
Net loss incurred	—	—	—	—	(12,112)	(12,112)
Balance on March 31, 2019	35,830,240	$36	$243,598	$1	$(141,831)	$101,804
Issuance of common stock upon at the market offerings, net	1,870,500	2	19,035	—	—	19,037
Issuance of common stock upon settlement of contingent liability	1,105,216	1	12,477	—	—	12,478
Issuance of common stock for settlement of RSUs	13,125	—	—	—	—	—
Issuance of common stock upon cashless exercise of warrants	11,119	—	—	—	—	—
Issuance of common stock upon exercise of stock options	73,630	1	60	—	—	61
Stock-based compensation	—	—	1,147	—	—	1,147
Foreign exchange translation adjustment	—	—	—	91	—	91
Unrealized gain on short-term investments	—	—	—	120	—	120
Net loss incurred	—	—	—	—	(21,939)	(21,939)
Balance on June 30, 2019	38,903,830	$40	$276,317	$212	$(163,770)	$112,799

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

Periods Ended June 30, 2019 and 2018

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total
Balance on December 31, 2017	30,509,522	$32	$186,522	$958	$(68,203)	$119,309
Issuance of common stock upon at the market offerings, net	46,900	—	493	—	—	493
Issuance of common stock for settlement of RSUs	11,250	—	—	—	—	—
Net issuance of common stock upon cashless exercise of stock options	28,655	—	—	—	—	—
Issuance of common stock upon exercise of stock options	6,000	—	3	—	—	3
Issuance of common stock upon exercise of warrants	2,039	—	18	—	—	18
Stock-based compensation	—	—	412	—	—	412
Foreign exchange translation adjustment	—	—	—	341	—	341
Unrealized loss on short-term investments	—	—	—	(24)	—	(24)
Net loss incurred	—	—	—	—	(26,848)	(26,848)
Balance on March 31, 2018	30,604,366	$32	$187,448	$1,275	$(95,051)	$93,704
Issuance of common stock for settlement of RSUs	13,125	—	—	—	—	—
Net issuance of common stock upon cashless exercise of stock options	87,099	—	—	—	—	—
Issuance of common stock upon exercise of stock options	24,521	—	30	—	—	30
Issuance of common stock upon exercise of warrants	84	—	1	—	—	1
Common stock issued for purchase of assets	107,579	—	995	—	—	995
Stock-based compensation	—	—	392	—	—	392
Foreign exchange translation adjustment	—	—	—	(856)	—	(856)
Unrealized loss on short-term investments	—	—	—	37	—	37
Net loss incurred	—	—	—	—	(11,594)	(11,594)
Balance on June 30, 2018	30,836,774	$32	$188,866	$456	$(106,645)	$82,709

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(34,051)	$(38,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization including right-of-use assets	539	260
Impairment of acquired IPR&D	—	21,692
Impairment of goodwill	7,420	—
Changes in fair value of financial instruments	118	62
Change in fair value of contingent consideration	264	(3)
Noncash interest (income) / expense	(69)	54
Acquired IPR&D	—	995
Foreign currency loss	(51)	(94)
Amortization of debt issuance costs	292	223
Accretion on discount to short-term investments	(688)	(278)
Stock-based compensation	2,147	804
Benefit for deferred taxes	—	(4,555)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	115	(281)
Non-current assets	(838)	—
Accounts payable and accrued expenses and other current liabilities	1,141	(444)
Long-term liabilities	(103)	(13)
Net cash used in operating activities	$(23,764)	$(20,020)
Cash flows from investing activities:
Purchase of property and equipment	(132)	(65)
Purchase of available-for-sale securities, net	(92,198)	(24,724)
Maturities of available-for-sale securities	70,600	39,500
Sale of available-for-sale securities, net	14,129	6,513
Net cash provided (used) by investing activities	$(7,601)	$21,224
Cash flows from financing activities:
Issuance of common stock upon exercise of warrants	$—	$19
Issuance of common stock upon at the market offerings, net	23,927	493
Proceeds from exercise of stock options	67	33
Capital lease obligation principal payments	(42)	(258)
Net cash provided by financing activities	$23,952	$287
Effect of exchange rate changes on cash and cash equivalents	(58)	(8)
Increase (decrease) in cash and cash equivalents	$(7,471)	$1,483
Cash and cash equivalents beginning of period	24,301	22,121
Cash and cash equivalents end of period	$16,830	$23,604

Noncash transaction:
Common stock issued for IPR&D, net	$—	$995
Settlement of contingent consideration	$12,478	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,058	$685

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2019, and its results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The results of operations for interim periods shown in this report are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The December 31, 2018 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018.

2. Summary of Significant Accounting Policies

Liquidity

As of June 30, 2019, the Company had an accumulated deficit of approximately $163.8 million. The Company also had negative cash flow from operations of approximately $23.8 million during the six months ended June 30, 2019. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Accordingly, the Company will need additional capital to further fund the development of, and seek regulatory approvals for, its product candidates and begin to commercialize any approved products.

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

While the Company had cash and cash equivalents of $16.8 million and short-term investments of $94.9 million as of June 30, 2019, the Company intends to continue to raise additional capital as needed through the issuance of additional equity and potentially through borrowings, and strategic alliances with partner companies. However, if such financings are not available timely and at adequate levels, the Company will need to reevaluate its operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management’s estimates include those related to the accrual of research and development and general and administrative costs, certain financial instruments recorded at fair value, stock-based compensation, contingent consideration prior to its settlement in May 2019 (See Note 10), and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Accordingly, actual results could be materially different from those estimates.

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

Goodwill, Acquired In-Process Research and Development, and Deferred Tax Liability

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill is not amortized, but assessed for impairment on an annual basis or more frequently if impairment indicators exist. Current guidance issued by the FASB, as previously adopted by the Company, provides an impairment model whereby the Company has the option to implement a one-step method for determining impairment of goodwill, simplifying the subsequent measurement of goodwill by eliminating Step 2 (quantitative calculation of measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill) from the goodwill impairment test. Under the amendments in this guidance, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

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

The Company performs its annual goodwill impairment test and IPR&D impairment test, as described above, as of June 30th and September 30th, respectively, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. In June 2019, the Company determined that the results from its phase 3 study for the use of Molgradex for the treatment of aPAP required a current assessment for impairment of both its IPR&D and goodwill. Upon completion of the aforementioned qualitative and quantitative impairment testing of its IPR&D and quantitative impairment testing of its goodwill, the Company concluded that there was no impairment to its IPR&D; however, goodwill was impaired resulting in a write-down of $7.4 million in the carrying value of goodwill from $26.8 million as of March 31, 2019 to $19.4 million as of June 30, 2019. If the Company experiences further material declines in our stock price, additional goodwill impairment may occur. In addition, for the six months ended June 30, 2019, the Company experienced a minimal decrease in the carrying value of goodwill and a decrease of approximately $0.1 million in the carrying value of IPR&D, which was due to foreign currency translation.

Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of June 30, 2019. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. As of June 30, 2019, credits totaling $1.6 million had been generated but not yet received. Of this total Danish tax credit, $0.8 million is related to research and development activities incurred during the year ended December 31, 2018 and is recorded in “Prepaid expenses and other current assets” and expected to be received in the fourth quarter of 2019. The remaining portion of the Danish tax credit of $0.8 million, which was generated during the six months ended June 30, 2019, is recorded in “Other non-current assets” and is expected to be received in the fourth quarter of 2020.

The Company also recognized tax credit income for the six months ended June 30, 2019 as provided by the Australian Taxation Office for qualified research and development expenditures incurred through our subsidiary, Savara Australia Pty. Limited. Under Australian tax law, Australia remits a research and development tax credit equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. As of June 30, 2019, credits totaling $0.3 million had been generated but not yet received and such amount is recorded in “Prepaid expenses and other current assets” with expectation of receipt in the first half of the year ending December 31, 2020.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) as codified in Accounting Standards Codification (“ASC”) No. 842 (“ASC 842”). ASU 2016-02, ASC 842, and additional issued guidance are intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months. This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 for public business entities. The Company adopted ASU 2016-02 as of January 1, 2019 using the effective date transition method of implementation offered under ASU 2018-11, “Leases (Topic 842) – Targeted Improvements” issued in July 2018 (“ASU 2018-11”), under which entities may change their date of initial application of ASU 2016-02 to the beginning of the period of adoption, or January 1, 2019, in the case of Savara. Accordingly, the Company is required to apply the prior lease guidance pursuant to ASC Topic 840 in the comparative periods, provide the disclosures required by ASC Topic 840 for all periods that continue to be presented in accordance with ASC Topic 840, recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019, if any, and provide certain disclosures under ASC 842 (see Note 10). The Company has also elected the package of practical expedients, applied by class of underlying asset, permitted in ASU 2018-11. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842, and (c) whether the unamortized initial direct costs before transition adjustments (as of the period of adoption) would have met the definition of initial direct costs in ASC 842 at lease commencement, and the Company did not separate lease and non-lease components.

As a result of the adoption of the new lease accounting guidance using the effective date transition method, on January 1, 2019, the Company recognized (a) a lease liability of approximately $1.4 million, which represents the present value of the remaining lease payments, as of the date of adoption, of approximately $1.5 million, discounted using the Company’s incremental borrowing rate of 8.5%, and (b) a right-of-use asset of approximately $1.4 million. The adoption of the new standard did not result in any adjustment to the Company’s retained earnings as of January 1, 2019. The adoption of this standard did not have a material impact on the Company’s condensed consolidated balance sheets, cash used/provided from operating, investing, or financing activities in the condensed consolidated statements of cash flows, or on the Company’s operating results. The most significant impact was the recognition of right-of-use assets for operating leases, which are reflected in “Other non-current assets,” and lease liabilities for operating leases, which are reflected in “Accrued expenses and other current liabilities,” for the current portion of the lease liabilities, and in “Other long-term liabilities” for the non-current portion of the lease liabilities, respectively.

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

Financial instruments carried at fair value include cash and cash equivalents, short-term investments, contingent consideration, prior to its settlement and full satisfaction in May 2019, related to the acquisition of certain assets, liabilities, and subsidiaries of Serenova A/S, formerly Serendex Pharmaceuticals A/S (“Serenova”), through the Company’s Danish subsidiary, Savara ApS (see Notes 7 and 10), for which any change is reflected in “General and administrative” expense through May 27, 2019, and foreign exchange derivatives not designated as hedging instruments.

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

Milestone Revenue

The Company is subject to a license agreement related to its Molgradex product candidate (see Note 12), which includes certain milestone payments to be remunerated by the licensee to Savara. Pursuant to the license agreement, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is satisfied. The Company identifies the performance obligations included within the license agreement and evaluates which performance obligations are distinct.

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

Manufacturing and Other Commitments and Contingencies

The Company is subject to various manufacturing royalties and payments related to its product candidate, Molgradex. Under a manufacture and supply agreement with the active pharmaceutical ingredients (“API”) manufacturer, Savara must make certain payments to the API manufacturer upon achievement of the milestones outlined in the table set forth below. Additionally, upon first receipt of marketing approval by Savara from a regulatory authority in a country for a product containing the API for therapeutic use in humans and ending the earlier of (i) ten (10) years thereafter or (ii) the date a biosimilar of such product is first sold in such country, Savara shall pay the API manufacturer a royalty equal to low-single digits of the net sales in that country.

Pursuant to a license agreement (see Note 12) between the Company and a Japanese licensee regarding the development and commercialization of Molgradex for the treatment of aPAP in Japan, the Company shall fund the licensee fifty percent (50%), up to a maximum of approximately $0.8 million, of the external costs associated with specific regulatory and filing activities to be conducted by the licensee. As of June 30, 2019, no costs have been incurred.

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

Manufacturing and Other Contingent Milestone and Co-Development Payments (in thousands):

June 30, 2019
Molgradex API manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of Molgradex	$3,350
Molgradex nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer Molgradex	7,730
Molgradex Japanese licensee:
Co-development and regulatory costs	750
Medical education and research foundation:
First commercial sale in the U.S. of Molgradex in treatment of NTM	500
Total manufacturing and other commitments	$12,330

The milestones and co-developement commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or resonably estimable, as of June 30, 2019.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement.” The update eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company has not adopted ASU 2018-13 and is currently evaluating its impact on our condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.” The update clarifies that certain transactions between collaborative partners should be accounted for as revenue under the new revenue standard ASC 606 when the collaborative partner is a customer, specifies the unit of account for determining whether a transaction with a customer is a distinct good or service under ASC 606, and precludes a company from presenting transactions with a collaborative partner that are not in the scope of ASC 606 together with revenue from contracts with customers.  ASU 2018-18 is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company has not yet adopted ASU 2018-18 and is currently evaluating its impact on our condensed consolidated financial statements.

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements,” which aims to clarify and revise guidance for certain lessors and clarify interim transition disclosure requirements for ASC 842. ASU 2019-01 is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company has not yet adopted ASU 2019-01 and is currently evaluating its impact on our condensed consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.”  The Company has reviewed ASU 2019-01 and concluded that it has no impact on our condensed consolidated financial statements.

3. Prepaid expenses and other current assets

Prepaid expenses consisted of (in thousands):

	June 30, 2019	December 31, 2018
R&D tax credit receivable	$1,134	$1,263
Prepaid clinical trial costs	280	561
VAT receivable	583	421
Prepaid insurance	261	162
Deposits and other	178	107
Total prepaid expenses and other current assets	$2,436	$2,514

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	June 30, 2019	December 31, 2018
Accrued contracted research and development costs	$2,835	$2,044
Accrued general and administrative costs	336	371
Accrued compensation	706	643
Foreign currency exchange derivative	41	26
Deferred revenue	—	250
Lease liability	689	—
Other	5	41
Total accrued expenses and other current liabilities	$4,612	$3,375

5. Short-term Investments

Short-term Investments in Available-for-Sale Securities

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of June 30, 2019:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$28,326	$34	$—	$28,360
Asset backed securities	5,767	17	—	5,784
Corporate securities	30,443	64	—	30,507
Commercial paper	30,251	—	—	30,251
Total short-term investments	$94,787	$115	$—	$94,902

As of December 31, 2018:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$15,967	$—	$(2)	$15,965
Asset backed securities	8,595	—	(7)	8,588
Corporate securities	19,975	—	(21)	19,954
Commercial paper	42,022	—	—	42,022
Total short-term investments	$86,559	$—	$(30)	$86,529

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

There were no significant realized gains or losses related to investments for the six months ended June 30, 2019 and June 30, 2018.

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

Silicon Valley Bank has been granted a perfected first priority lien in all of our assets with a negative pledge on our intellectual property. The Loan Agreement, as amended, contains customary affirmative and negative covenants, including among others, covenants limiting our ability and our subsidiaries’ ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates, in each case subject to certain exceptions.

Following the Loan Amendment, the loans bear interest at the prime rate reported in The Wall Street Journal, plus a spread of 3.0%. Interest only payments are due through October 2020 followed by monthly payments of principal plus interest over the following twenty-five (25) months and a maturity date of November 1, 2022. The Loan Agreement, as amended, includes (i) a prepayment fee (3.0% of funded amounts in months 1-12, 2.0% of funded amounts in months 13-24, and 1.0% thereafter); and (ii) an end of term charge equal to 6.0% of the amount of principal borrowed. Savara paid minimal legal costs directly attributable to the Loan Amendment and previously paid $0.1 million in legal costs directly attributable to the original issuance of the debt instrument. Such charges were accounted for as debt issuance costs and are being amortized to interest expense using the effective interest method through the scheduled maturity date.

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

Upon the funding of the tranche in connection with the Loan Amendment, the Company was obligated to issue warrants to purchase 11,332 shares of the Company’s common stock at an exercise price of $8.824 per share with a ten-year life, expiring December 4, 2028 (“December 2018 Warrants”). The December 2018 Warrants were valued using the Black-Scholes option pricing model with the following assumptions: volatility of 80.09%, expected term of ten years, risk-free interest rate of 2.98%, and a zero-dividend yield. The collective warrant fair value of approximately $0.1 million has been recorded as a debt discount and is being amortized through interest expense using the effective interest method through the scheduled maturity date, as amended and described above.

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value, which approximates the fair value (in thousands):

	As of June 30, 2019
	Short-term	Long-term
Principal payments to lender and end of term charge	$—	$25,236
Debt issuance costs	—	(221)
Debt discount related to warrants	—	(193)
Carrying Value	$—	$24,822

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

The Company also determined that the contingent consideration, described further below, was a Level 3 financial instrument.

The fair value of these instruments as of June 30, 2019 and December 31, 2018 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2019:
Cash equivalents:
U.S. Treasury money market funds	$13,577	$—	$—
Short-term investments:
U.S. government securities	$28,360	$—	$—
Asset backed securities	$—	$5,784	$—
Corporate securities	$—	$30,507	$—
Commercial paper	$—	$30,251	$—
Liabilities:
Foreign exchange derivatives not designated as hedging instruments	$—	$41	$—

As of December 31, 2018:
Cash equivalents:
U.S. Treasury money market funds	$14,710	$—	$—
Commercial paper	$—	$4,411	$—
Corporate securities	$—	$2,371	$—
Short-term investments:
U.S. government securities	$15,965	$—	$—
Asset backed securities		$8,588
Corporate securities	$—	$19,954	$—
Commercial paper	$—	$42,022	$—
Liabilities:
Contingent consideration	$—	$—	$12,214
Foreign exchange derivatives not designated as hedging instruments	$—	$26	$—

Pursuant to the acquisition of certain assets, liabilities, and subsidiaries of Serenova A/S through Savara’s wholly-owned Danish subsidiary, Savara ApS, on July 15, 2016, Savara agreed to pay the seller, in addition to a set amount of shares of Savara’s common stock, (i) $5.0 million upon receipt of marketing approval of Molgradex by the European Medicines Agency, (ii) $15.0 million upon receipt of marketing approval of Molgradex by the FDA, and (iii) $1.5 million upon receipt of marketing approval of Molgradex by the Japanese Pharmaceuticals and Medical Devices Agency (the “Contingent Milestone Payments”). The Company estimated the likelihood of approval in each region, separately, based on the product candidate’s current phase of development and utilizing published studies of clinical development success rates for comparable non-oncology orphan drugs. The present value of the potential cash outflows from the probability weighted Contingent Milestone Payments was then estimated by taking into consideration that the Contingent Milestone Payments are similar to a business expense of the Company and would be senior to any Company debt obligations. The resulting weighted average present value factor was then applied to discount the probability adjusted Contingent Milestone Payments for each region to derive the fair value of the Contingent Milestone Payments. On May 27, 2019, the Company settled the Contingent Milestone Payments in full (see Note 10).

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands) for the six months ended June 30, 2019 and year ended December 31, 2018:

Contingent Consideration
As of December 31, 2017	$11,948
Change in fair value	266
Balance at December 31, 2018	$12,214
Change in fair value	219
Settlement of contingent liability	(12,433)
Balance at June 30, 2019	$—

The Company records changes in fair value of the contingent consideration in general and administrative expense. The Company also accounted for the time value of money related to the Contingent Milestone Payments from December 31, 2018 to May 27, 2019 in its assessment. Accordingly, the related contingent consideration liability was remeasured to $12.4 million on May 27, 2019 prior to its settlement (See Note 10).

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the six months ended June 30, 2019 and year ended December 31, 2018.

8. Derivative Financial Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company seeks to limit these risks by following risk management policies and procedures, including the use of derivatives. The Company’s derivative contracts, which are not designated as hedging instruments, principally address short-term foreign currency exchange. The estimated fair value of the derivative contracts was based upon the relative exchange rate as of the balance sheet date. Accordingly, any gains or losses resulting from variances between this exchange rate and the exchange rate at the contract inception date were recognized in “Other income, net” in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2019, there was an asset of approximately $3.1 million consisting of unsettled forward exchange contracts to purchase foreign currency and a corresponding liability of approximately $3.1 million consisting of forward exchange contract obligations, resulting in a minimal net derivative financial instrument, recorded at their estimated fair value in “Accrued expenses and other current liabilities.”

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

During the six months ended June 30, 2019, the Company sold 2,517,926 shares of common stock under the Sales Agreement, for net proceeds of approximately $23.9 million.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 201 million shares of common and preferred stock, consisting of 200 million shares of common stock with $0.001 par value and one million shares of preferred stock with $0.001 par value.  The following is a summary of the Company’s common stock at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Common stock authorized	200,000,000	200,000,000
Common stock outstanding	38,903,830	35,146,096

The Company’s shares of common stock reserved for issuance as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Warrants acquired in merger	718,373	750,840
Warrants converted pursuant to merger	72,869	72,869
April 2017 SVB Warrants	24,725	24,725
June 2017 SVB Warrants	41,736	41,736
December 2018 SVB Warrants	11,332	11,332
Pre-funded warrants	775,000	775,000
Stock options outstanding	3,295,666	3,077,264
Issued and nonvested RSU's	130,000	156,250
Total shares reserved	5,069,701	4,910,016

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of June 30, 2019:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
314,446	$52.50	November 2019
403,927	$29.40	February 2021
72,869	$8.98	June 2021
775,000	$0.01	October 2024
24,725	$9.10	April 2027
41,736	$5.39	June 2027
11,332	$8.824	December 2028
1,644,035

10. Commitments and Settlement

Operating Leases

We are obligated under operating leases and subleases for office space. On November 29, 2017, we entered into a sublease agreement for office space for our corporate headquarters in Austin, Texas. The term of the sublease commenced on January 1, 2018 and will continue until July 31, 2021, with annual rental payments of approximately $0.2 million, paid over monthly installments, subject to increases of approximately 2% annually on the anniversary of the commencement date of the sublease term. However, monthly base rent for the first month of the sublease term was abated.

We lease office space in Copenhagen, Denmark under a lease with an effective date of November 1, 2018 and that expires on September 30, 2022. The lease in Copenhagen can be terminated by the lessee and lessor no earlier than March 31, 2022 for vacating the premises by September 30, 2022 and contains an option to extend the lease term to remain in force until it is terminated in writing by either the lessee or lessor with a six month notice period from the first day of the month following September 30, 2022. For the six months ended June 30, 2019, it is not reasonably certain the Company will exercise the extension options inherent in the lease. Our annual rent is approximately $0.1 million, paid over monthly installments, subject to annual increases equal to the Danish consumer price index, or approximately 2% annually.

On March 23, 2017, we sublet office space located in San Diego, California with rentable office space of approximately 13,707 square feet, which previously served as a predecessor’s corporate headquarters, to a third party as the Company no longer had an ongoing need for this facility. The term of the sub-sublease commenced on July 1, 2017 and expires on May 31, 2020, coterminous with a sublease agreement dated June 19, 2014 with the sublessor. As of June 30, 2019, annual rent under the sub-sublease is approximately $0.5 million, payable in monthly installments.

We previously leased office space for our corporate headquarters in Austin, Texas, pursuant to an operating lease dated November 19, 2012, as amended May 22, 2015, under which we are obligated to remit annual rental payments of approximately $0.1 million payable in monthly installments for the period January 1, 2018 through November 30, 2019. On November 29, 2017, we entered into a sublease agreement pursuant to which the sublessee assumed the office space and rental payments effective January 1, 2018 through November 30, 2019 except for the first month rent on January 2018.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2019 (in thousands):

Year ending December 31,
2019	$397
2020	478
2021	184
2022	67
Total future minimum lease payments	$1,126
Less imputed interest	(80)
Total	$1,046

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Lease cost:
Operating lease cost	$372	$741
Sublease income	(153)	(304)
Total lease cost	$219	$437
Other information:
Operating cash flows from operating leases	$194	$388
Weighted-average remaining lease term (in months) - operating leases	22.7	22.7
Weighted-average discount rate - operating leases	8.5%	8.5%

As of June 30, 2019, the carrying value of the right-of-use assets for the operating leases was $1.0 million, which is reflected in “Other non-current assets,” and the carrying value of the lease liabilities for operating leases was $1.0 million, of which $0.7 million related to the current portion of the lease liabilities is recorded in “Accrued expenses and other current liabilities,” and $0.3 million related to the non-current portion of the lease liabilities is recorded in “Other long-term liabilities.”

Contingent Milestone Payment Settlement

On May 27, 2019, the Company, through its wholly-owned subsidiary, Aravas Inc. (“Aravas”), entered into an amendment to the Business Transfer Agreement, dated May 13, 2016 (the “BTA”), between Aravas and Serenova. Prior to this amendment, the terms of the BTA provided for an aggregate of $21.5 million in cash payments to Serenova upon the achievement of certain Contingent Milestone Payments (See Note 7). This amendment modifies the BTA to provide for the issuance of 1,105,216 shares of the Company’s common stock, which represents the equivalent of approximately $12.5 million in shares of the Company’s common stock based on the volume weighted-average trading price of the Company’s common stock for the ten trading days ending May 23, 2019 in lieu of the Contingent Milestone Payments. This amendment further provides that Serenova will not sell, contract to sell, or otherwise transfer or dispose of the common stock, as issued under this amendment, until the earlier of (i) marketing approval of the Company’s Molgradex product by the U.S. Food and Drug Administration or (ii) twelve months following the date of this amendment.

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

2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was amended and approved by stockholders in June 2018. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units, performance units, shares and other stock-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of June 30, 2019, the number of shares of our common stock available for grant under the 2015 Plan was 1,272,893 shares.

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

C. Stock-Based Award Activity

The following table provides a summary of stock-based awards for the 2008 Plan and 2015 Plan for the six months ended June 30, 2019 and 2018:

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Stock Options	RSUs	Total	Stock Options	RSUs	Total
Outstanding as of December 31	3,077,264	156,250	3,233,514	1,916,832	86,875	2,003,707
Granted	339,125	—	339,125	31,720	120,000	151,720
Exercised	(97,223)	(26,250)	(123,473)	(154,766)	(24,375)	(179,141)
Forfeited	(23,500)	—	(23,500)	(102,500)	—	(102,500)
Outstanding as of June 30	3,295,666	130,000	3,425,666	1,691,286	182,500	1,873,786

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Research and development	$545	$145	$996	$373
General and administrative	602	247	1,151	431
Total stock-based compensation	$1,147	$392	$2,147	$804

12. License Agreement

The Company entered into a license agreement on May 12, 2016, as amended on June 4, 2018 (the “License Agreement”), with a licensee under which the licensee received an exclusive right to import, market, sell, distribute and promote Molgradex in Japan for the treatment of aPAP. In return, the licensee will pay the Company marketing and regulatory-based milestone payments and sales-based royalties. In October 2018, the Company achieved a milestone payment pursuant to the License Agreement resulting in the receipt of $0.3 million from the licensee. As of June 30, 2019, the Company has determined that it has not met all of the performance obligations under the License Agreement and, accordingly, has recorded the milestone payment as deferred revenue in “Other long-term liabilities” in the Company’s condensed consolidated balance sheet until such time the performance obligations are met.

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Six Months Ended
	June 30, 2019	June 30, 2018
Awards under equity incentive plan	3,295,666	1,691,286
Nonvested restricted shares and restricted stock units	130,000	190,595
Warrants to purchase common stock	869,035	890,170
Total	4,294,701	2,772,051

The following table reconciles basic earnings per share of common stock for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net loss	$(21,939)	$(11,594)	$(34,051)	$(38,442)
Net loss attributable to common stockholders	(21,939)	(11,594)	(34,051)	(38,442)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(21,939)	(11,594)	(34,051)	(38,442)
Weighted average common shares outstanding, basic and diluted	38,440,647	31,433,494	37,235,209	31,376,425
Basic and diluted EPS	$(0.57)	$(0.37)	$(0.91)	$(1.23)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND

RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions, and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” in this Quarterly Report on pages 33 through 53.

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

Together with our wholly-owned subsidiaries, including Aravas Inc., Savara ApS, Drugrecure A/S, and Savara Australia Pty. Limited, we operate in one segment with our principal offices in Austin, Texas, USA. Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date as we have not yet commenced commercial operations. From our inception to June 30, 2019, we have raised net cash proceeds of approximately $233.2 million from public offerings of common stock, private placements of convertible preferred stock, and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $34.1 million for the six months ended June 30, 2019, which included an impairment charge to our goodwill of $7.4 million, and $61.5 million for the year ended December 31, 2018, which included an impairment charge of $21.7 million on certain acquired in-process research and development (“IPR&D”). As of June 30, 2019, we had an accumulated deficit of $163.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2019, we had cash of $16.8 million and short-term investments of $94.9 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Recent Events

IMPALA Phase 3 Study Results

On June 12, 2019, we announced the results of the IMPALA Phase 3 pivotal study of Molgradex (“IMPALA”) for the treatment of aPAP. The study did not meet its primary endpoint of alveolar-arterial oxygen gradient (“A-aDO2”) compared to placebo. The continuous treatment arm (Molgradex 300 µg administered once daily continuously over 24 weeks) did show a 12.1 mmHG improvement which is what is similar to what has been observed in previously published studies, but a larger-than-expected placebo effect was also seen (8.8 mmHg improvement). However, results from IMPALA did show statistically significant improvement in two secondary endpoints: The St. George’s Respiratory Questionnaire (“SGRQ”) and diffusing capacity of the lungs for carbon monoxide (“DLCO”). Two other secondary endpoints were numerically in favor of the continuous dosing arm of Molgradex but were not statistically significant (six-minute walk distance and time to whole lung lavage). Additionally, when we correlate improvement in either A-aDO2 or DLCO (both measures of gas exchange) with improvement in the clinical endpoints, we saw statistically significant correlations across the endpoints. Meaning, improvements in the clinical endpoints move in synch with gas exchange improvement. Adverse event frequencies were similar between the treatment arms and placebo.

With the clinically meaningful improvement in SGRQ, and the significant correlation between improved oxygenation and improved clinical endpoints, we remain encouraged by the results of IMPALA and the Molgradex/aPAP program will continue. We are preparing to meet with the FDA and European Medicines Agency (“EMA”) to discuss the best regulatory path forward and anticipate filing for breakthrough therapy designation in the U.S. We are currently preparing a briefing package for discussion in October 2019 with the regulatory agencies, and in parallel, will be compiling the learnings from IMPALA to inform the scope and study design of an additional Phase 3 study should that be required.

Goodwill Impairment

In accordance with Accounting Standards Codification and our accounting policies regarding acquired IPR&D and goodwill impairment testing (refer to our policy as subsequently discussed below in “Critical Accounting Policies and Estimates”), we determined that the results from IMPALA on June 12, 2019 required a reassessment of both our acquired IPR&D and goodwill. Upon completion of the qualitative and quantitative impairment testing of our IPR&D and quantitative impairment testing for our goodwill, we concluded that there was no impairment to our IPR&D; however, goodwill was impaired resulting in a write-down of $7.4 million in the carrying value. If the Company experiences further material declines in our stock price, additional goodwill impairment may occur.

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

Contingent Liability Settlement

On May 27, 2019, the Company, through its wholly-owned subsidiary, Aravas Inc. (“Aravas”), entered into an amendment to the Business Transfer Agreement, dated May 13, 2016 (the “BTA”), between Aravas and Serenova A/S (“Serenova”), formerly Serendex Pharmaceuticals A/S. Prior to this amendment, the terms of the BTA provided for an aggregate of $21.5 million in cash payments to Serenova upon the achievement of certain contingent milestones (“Contingent Milestone Payments”). This amendment modifies the BTA to provide for the issuance of 1,105,216 shares of the Company’s common stock, which represents the equivalent of approximately $12.5 million in shares of the Company’s common stock based on the volume weighted-average trading price of the Company’s common stock for the ten trading days ending May 23, 2019 in lieu of the Contingent Milestone Payments. This amendment further provides that Serenova will not sell, contract to sell, or otherwise transfer or dispose of the common stock, as issued under this amendment, until the earlier of (i) marketing approval of the Company’s Molgradex product by the U.S. Food and Drug Administration or (ii) twelve months following the date of this amendment.

GEMA

On April 26, 2019, the Company, through its wholly-owned subsidiary Savara ApS, entered into a manufacture and supply agreement (the “New Supply Agreement”) (See Note 2 of the condensed consolidated financial statements in this report) with GEMABIOTECH SAU (“GEMA”) pursuant to which GEMA will supply the active pharmaceutical ingredient (“API”) for our Molgradex product. The New Supply Agreement supersedes the prior supply agreement with GEMA. Under the New Supply Agreement, GEMA shall manufacture and supply the API exclusively for us for commercial sale and continue to supply the API to us for clinical studies and research and development activities. The New Supply Agreement obligates us to remit up to $5.0 million in various milestone payments related to GEMA’s completion of requirements for the commercial process and regulatory approvals, as well as Mogradex’s marketing approval in specified jurisdictions.

Additionally, if we successfully commercialize a product containing the API in a country, we must pay GEMA a single-digit percentage royalty on annual net sales in that country until the earlier of (i) ten (10) years after first receipt of marketing approval in that country or (ii) the date a biosimilar of such product is first sold in such country.

Under the New Supply Agreement, we shall provide GEMA with a good-faith written forecast of the estimated required quantities of API on a rolling quarterly basis as well as related purchase orders. GEMA shall use commercially reasonable efforts to accept and fulfill all purchase orders, and we shall be monetarily responsible for such purchases, which are subject to commercially reasonable price increases from time to time.

The New Supply Agreement, unless terminated earlier pursuant to certain provisions, shall continue in full force and effect until the twentieth (20th) anniversary of the date of receipt of marketing approval for a product containing the API in any country and may be subsequently extended for additional twelve (12) month periods by the written consent of both parties.

Patheon

On June 26, 2019, the Company, through our wholly-owned subsidiary, Savara ApS, executed a master manufacturing services agreement (“Manufacturing Agreement”) with Patheon UK Limited (“Patheon”) that governs the general terms under which Patheon, or one of its affiliates, will provide manufacturing services to us for the drug products specified by us from time to time. We expect to enter into one or more related product agreements (each a “Product Agreement”) pursuant to the Manufacturing Agreement to govern the terms and conditions of Patheon’s manufacture of commercial supplies of Molgradex. The Manufacturing Agreement stipulates that we utilize Patheon for a certain minimum percent of our commercial requirements for a product under a Product Agreement. Under the Manufacturing Agreement, we shall supply Patheon both a long-term and rolling forecast of our commercial volume requirements along with monthly purchase orders for the product. Upon acceptance and delivery of the product, Patheon will invoice us for production and service costs, subject to consumer price index increases. The Manufacturing Agreement will continue until December 31, 2024, unless terminated earlier by one of the parties, and will automatically renew for successive terms of two years each, if there is a Product Agreement in effect, unless we provide twelve months notice of termination prior to the end of the then current term or Patheon provides twenty-four months notice prior to the end of the then current term.

Common Stock Sales Agreement

During the three and six months ended June 30, 2019, we sold 1,870,500 shares and 2,517,926 shares of our common stock, respectively, under our Common Stock Sales Agreement, as amended (the “Sales Agreement”), with H.C. Wainwright & Co., LLC, as sales agent, resulting in net proceeds of $19.0 million and $23.9 million, respectively.

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

The largest component of our operating expenses has historically been our investment in research and development activities. The following table shows our research and development expenses for the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Product candidates:
AeroVanc	$5,349	$4,232	$8,653	$7,271
Molgradex	5,115	3,996	$11,800	8,777
Other	—	1,040	$30	1,759
Total research and development expenses	$10,464	$9,268	$20,483	$17,807

We expect to continue to incur significant research and development expenses in the future as we advance our product candidates into and through clinical trials and pursue regulatory approvals, which will require a significant investment in regulatory support and contract manufacturing and inventory build-up related costs. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to license fee and/or milestone payments.

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

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, benefits, and related costs for personnel in executive, finance and accounting, legal and marketing functions, and professional and consulting fees for accounting, legal, investor relations, business development, commercial strategy and research, human resources, and information technology services. Other general and administrative expenses include facility lease and insurance costs.

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

Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” outlines an impairment model providing the Company the option to implement a one-step method for determining impairment of goodwill, thereby simplifying the subsequent measurement of goodwill by eliminating Step 2 (quantitative calculation of measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill) from the goodwill impairment test. Under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

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

If we perform a quantitative assessment of acquired IPR&D, we compare its carrying value to its estimated fair value to determine whether an impairment exists. In previous years, due to a lack of Level 1 or Level 2 inputs, the Multi-Period Excess Earnings Method (“MPEEM”), which is a form of the income approach, was used to estimate the fair value of acquired IPR&D when performing a quantitative assessment. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. We evaluate potential impairment of our acquired IPR&D annually on September 30th utilizing a qualitative approach and determining if it was more-likely-than not that the fair value was impaired. We evaluate potential impairment of our acquired goodwill annually on June 30th, performing the quantitative analysis based upon market capitalization. While we continue to evaluate opportunities to monetize our acquired assets, we can provide no assurances that we will be able to do so. However, we believe that our approach is a more appropriate method for assessing fair value in the context of our current business.

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

Milestone Revenue

With respect to the license agreement related to our Molgradex product (see Note 12 of the condensed financial statements in this report), which includes certain milestone payments to be remunerated to us by the licensee, we identify the performance obligations, determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when (or as) the performance obligation is satisfied. We identify the performance obligations included within the license agreement and evaluate which performance obligations are distinct.

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

Results of Operations — Comparison of Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Dollar
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$10,464	$9,268	$1,196
General and administrative	4,211	2,486	1,725
Impairment of goodwill	7,420	—	7,420
Depreciation	59	153	(94)
Total operating expenses	22,154	11,907	10,247
Loss from operations	(22,154)	(11,907)	(10,247)
Other income, net	215	313	(98)
Net loss before income taxes	(21,939)	(11,594)	(10,345)
Income tax benefit	—	—	—
Net loss	$(21,939)	$(11,594)	$(10,345)

Research and development

Research and development expenses increased by $1.2 million, or 12.9% to $10.5 million for the three months ended June 30, 2019 from $9.3 million for the three months ended June 30, 2018. The increase was primarily due to approximately $1.1 million in increased AeroVanc study costs related to Phase 3 activities and $1.1 million in increased development costs associated with the development of Molgradex, which was offset by $1.0 million in expense in the form of common stock issued in connection with an asset purchase in the second quarter of 2018.

General and administrative

General and administrative expenses increased by $1.7 million, or 69.4%, to $4.2 million for the three months ended June 30, 2019 from $2.5 million for the three months ended June 30, 2018. The increase was primarily due to increased personnel costs and other legal, accounting, insurance, commercial strategy, business development, and operating activities.

Impairment of Goodwill

During the quarter ended June 30, 2019, we recognized a $7.4 million impairment charge to the carrying value of our goodwill following the results of our IMPALA Phase 3 study of Molgradex for the treatment of aPAP.

Results of Operations — Comparison of Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,		Dollar
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$20,483	$17,807	$2,676
General and administrative	6,974	4,254	2,720
Impairment of IPR&D	—	21,692	(21,692)
Impairment of goodwill	7,420	—	7,420
Depreciation	197	260	(63)
Total operating expenses	35,074	44,013	(8,939)
Loss from operations	(35,074)	(44,013)	8,939
Other income	$1,023	$1,016	$7
Net loss before income taxes	(34,051)	(42,997)	8,946
Income tax benefit	$—	$4,555	$(4,555)
Net loss	$(34,051)	$(38,442)	$4,391

Research and development

Research and development expenses increased by $2.7 million, or 15.0%, to $20.5 million for the six months ended June 30, 2019 from $17.8 million for the six months ended June 30, 2018. The increase was primarily due to $3.0 million in increased development costs associated with the development of Molgradex, including the commencement of the ENCORE study, and an increase of $1.4 million in AeroVanc study costs related to Phase 3 activities, which was offset by $1.0 million in expense in the form of common stock issued in connection with to an asset purchase in the second quarter of 2018 and $0.7 million recognized during the six months ended June 30, 2018 related to milestone and development costs of an ancillary study acquired in a merger, which is no longer a part of our product pipeline.

General and administrative

General and administrative expenses increased by $2.7 million, or 63.9%, to $7.0 million for the six months ended June 30, 2019 from $4.3 million for the six months ended June 30, 2018 and was primarily due to increased personnel costs and other legal, accounting, insurance, commercial strategy, business development, and operating activities.

Impairment of IPR&D and goodwill

During the six months ended June 30, 2019, we recognized a $7.4 million impairment charge to the carrying value of our goodwill following the results of our IMPALA Phase 3 study of Molgradex for the treatment of aPAP. Additionally, during the six months ended June 30, 2018, we recognized a $21.7 million impairment charge against the full carrying value of acquired IPR&D related to an ancillary drug candidate previously assumed by us due to unfavorable results from the Phase 2 study that demonstrated a failure of this drug candidate to meet the endpoints of the study and limited effectiveness of the compound in patients. We are no longer supporting or pursuing this drug candidate.

Income tax benefit

There was no income tax benefit for the six months ended June 30, 2019 resulting in a $4.6 million decrease, or 100.0%, from $4.6 million for the six months ended June 30, 2018. The decrease was due to a $4.6 million tax benefit recorded during the first quarter of 2018 related to the reversal of a deferred tax liability resulting from the impairment of acquired IPR&D of an ancillary drug candidate assumed by us in a merger.

Liquidity and Capital Resources

As of June 30, 2019, we had $16.8 million in cash, $94.9 million in short-term investments and an accumulated deficit of $163.8 million. We entered into a loan and security agreement with Silicon Valley Bank during the year ended December 31, 2017, which was amended December 2018, under which we have drawn a total of $25.0 million and $20.0 million remains available upon the Company’s request prior to September 30, 2019, subject to certain conditions. We continue to sell our common stock through “at the market offerings” under the Sales Agreement and have raised net proceeds of $26.2 million under the Sales Agreement since April 2017. Since June 2017, we have completed three public offerings with combined net proceeds, after deducting the underwriting discounts and commissions and offering expenses, of approximately $135.4 million.

We have used and intend to use the net proceeds from these offerings for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for our product candidates, the initiation of Molgradex pre-commercialization activities, and general and administrative expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(23,764)	$(20,020)
Cash provided (used) by investing activities	(7,601)	21,224
Cash provided by financing activities	23,952	287
Effect of exchange rate changes	(58)	(8)
Net increase (decrease) in cash	$(7,471)	$1,483

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2019 was $23.8 million, consisting of a net loss of $34.1 million, which was partially offset by noncash charges of $10.0 million, mainly comprised of impairment of goodwill, depreciation and amortization including right-of-use assets, fair value changes, accretion on discount to short-term investments, amortization of debt issuance costs, and stock-based compensation, and a net increase in assets and liabilities of approximately $0.3 million. The change in our net operating assets and liabilities was primarily due to an increase in accrued liabilities primarily related to research and development costs for both AeroVanc and Molgradex.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2019 and was primarily the result of the purchase of short-term investments.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2019 was primarily related to net proceeds of $23.9 million from the “at the market offerings” under the Sales Agreement.

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

As of June 30, 2019, we had cash, cash equivalents, and short-term investments of $111.7 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

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

Contractual Obligations

On June 26, 2019, through our wholly-owned subsidiary, Savara ApS, we executed the Manufacturing Agreement with Patheon that governs the general terms under which Patheon, or one of its affiliates, will provide manufacturing services to us for the drug products specified by us from time to time. Additionally, on April 26, 2019, through our wholly-owned subsidiary, Savara ApS, we entered into the New Supply Agreement with GEMA, which replaces and supersedes all previous agreements with GEMA. Under the New Supply Agreement, GEMA will manufacture and supply us with the API for our Molgradex product, and we are obligated, in addition to paying an agreed upon price per vial of API supply, to pay certain milestone payments and royalties. Other than the agreements with Patheon and GEMA, there were no other material changes outside of the ordinary course of business in our contractual obligations during the six months ended June 30, 2019 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Other Commitments” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 13, 2019.

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

We also have interest rate exposure as a result of our loan and security agreement with Silicon Valley Bank. As of June 30, 2019, the outstanding gross principal amount of the secured term loan was $25.0 million. The loan agreement bears interest at the prime rate reported in The Wall Street Journal, plus a spread of 3.0%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on June 30, 2019 were to have occurred, this change would not have had a material effect on our interest expense obligations with respect to outstanding borrowed amounts.

We have ongoing operations in Denmark and pay those vendors in local currency (Danish Krone) or Euros. We seek to limit the impact of foreign currency fluctuations through the use of derivative instruments, short-term foreign currency forward exchange contracts not designated as hedging instruments. We also have ongoing operations in Australia as a result of the expansion of Molgradex for the treatment of NTM lung infection and pay our respective vendors in Australian Dollars. We did not recognize any significant exchange rate losses during the six months ended June 30, 2019 and 2018. A 10% change in the Krone-to-dollar, Euro-to-dollar, Australian dollar-to-dollar, or Krone-to-Australian dollar exchange rate on June 30, 2019 would not have had a material effect on our results of operations or financial condition.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2019 these disclosure controls and procedures were effective at the reasonable assurance level.

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

For the six months ended June 30, 2019, we incurred a net loss of $34.1 million, and net cash used in operating activities was $23.8 million. At June 30, 2019, our cash, cash equivalents and short-term investment securities were $111.7 million, and working capital was $105.1 million. At June 30, 2019, we had an accumulated deficit of $163.8 million.  We expect to continue to incur substantial operating losses for the next several years as we seek to advance our product candidates through clinical development, global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the Food and Drug Administration (“FDA”) or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve.

We will require additional financing to obtain regulatory approval for Molgradex and AeroVanc, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development efforts or other operations.

Since our Aravas subsidiary was formed in 2007, most of our resources have been dedicated to the development and acquisition of our product candidates, Molgradex and AeroVanc.  Under our current operating plan, we believe that our existing capital resources will be sufficient to fund our planned operations into 2021. However, we may raise additional capital, including through our “at the market offering” program to fund new studies, programs, or acquisitions, or to address changes in our existing development programs. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

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

On April 28, 2017, we entered into a Loan and Security Agreement, as subsequently amended on December 4, 2018, to increase the committed facility amount, between us and Aravas, as co-borrowers, and Silicon Valley Bank (the “Amended Loan Agreement”). The Amended Loan Agreement includes a number of restrictive covenants, including restrictions on incurring additional debt, making investments, granting liens, disposing of assets, paying dividends, and redeeming or repurchasing capital stock, subject to certain exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisitions or engage in other transactions. In addition, the Amended Loan Agreement includes covenants requiring, among other things, that we provide financial statements, comply with all laws, pay all taxes, and maintain insurance. If we are not able to comply with these covenants, the outstanding loans under the Amended Loan Agreement could become immediately due and payable and would have a material adverse effect on our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

We have significant goodwill and IPR&D and impairment of goodwill and IPR&D may have a significant adverse impact on our future financial condition and results of operations.

As of June 30, 2019, we had goodwill and IPR&D of approximately $30.7 million.  These intangible assets have been previously impaired and remain subject to additional impairment analyses whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to our condensed statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations. We will continue to evaluate our intangible assets for potential impairment in accordance with our accounting policies.

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

The topline results of the Molgradex Phase 3 clinical study for the treatment of aPAP, designated as IMPALA, were announced on June 12, 2019. The study did not meet its primary endpoint of alveolar-arterial oxygen gradient (“A-aDO2”) compared to placebo. The continuous treatment arm (Molgradex 300 µg administered once daily continuously over 24 weeks) did show a 12.1 mmHG improvement which is what is similar to what has been observed in previously published studies, but a larger-than-expected placebo effect was also seen (8.8 mmHg improvement). However, results from IMPALA did show statistically significant improvement in two secondary endpoints: The St. George’s Respiratory Questionnaire (“SGRQ”) and diffusing capacity of the lungs for carbon monoxide (“DLCO”). Two other secondary endpoints were numerically in favor of the continuous dosing arm of Molgradex but were not statistically significant (six-minute walk distance and time to whole lung lavage). Additionally, when we correlate improvement in either A-aDO2 or DLCO (both measures of gas exchange) with improvement in the clinical endpoints, we saw statistically significant correlations across the endpoints. Meaning, improvements in the clinical endpoints move in synch with gas exchange improvement. Adverse event frequencies were similar between the treatment arms and placebo.

We are preparing to meet with the FDA and EMA to discuss the best regulatory path forward and anticipate filing for breakthrough therapy designation in the U.S. We are currently preparing a briefing package for discussion in October 2019 with the regulatory agencies, and in parallel, will be compiling the learnings from IMPALA to inform the scope and study design of an additional Phase 3 study should that be required. However, any regulatory progress or success, including the potential filing or approval of a Biologics License Application (“BLA”), is not known at this time and remains subject to rejection from the FDA, EMA, or other regulatory authorities. Likewise, the commencement and success of an additional Phase 3 study, if necessary, is also currently not known.

The Molgradex studies for (i) the treatment of NTM lung infection, designated as OPTIMA, and the treatment of NTM lung infection in people living with CF, designated ENCORE, are in Phase 2a development. The AeroVanc Phase 3 study, designated as AVAIL, started in the U.S. and Canada in the third quarter of 2017. We expect to announce topline results from AVAIL in late 2020 or early 2021 subject to enrollment.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process as demonstrated by the recent IMPALA study results. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

Given the developmental nature of our product candidates, we are subject to risks associated with initiating, completing, and achieving positive outcomes from our current and future clinical trials, including:

•	slow implementation, enrollment, and completion of the clinical trials;
•	inability to enroll enough patients in the clinical trials;
•	low patient compliance and adherence to dosing and reporting requirements, for example incomplete reporting of patient reported outcomes in the clinical trials or missed doses;
•	lack of safety and efficacy in the clinical trials;
•	delays in manufacture of supplies for both drug and device components due to delays in formulation, process development, or manufacturing activities;
•	requirements for additional nonclinical or clinical studies based on changes to formulation and/or changes to regulatory requirements; and
•	requirements for additional clinical studies based on inconclusive or negative clinical results or changes in market, standard of care, and/or regulatory requirements.

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

As of August 8, 2019, we had 41 full-time employees, including 30 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance, and other resources to manage our operations and clinical trials, continue our development activities, and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers, and other organizations.

Due to our limited financial resources and our limited experience in managing a company with such anticipated growth, we may not be able to effectively maintain or manage the expansion of our operations or recruit and train additional qualified personnel. In addition, the physical expansion of our operations may lead to significant costs and may divert our management attention and resources. Any inability to manage growth could delay the execution of our development and strategic objectives, or disrupt our operations, which could materially impact our business, revenue, and operating results.

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

We have set goals for accomplishing certain objectives material to the successful development of our product candidates. The actual timing of these events may vary due to many factors, including delays or failures in our nonclinical testing, clinical studies, and manufacturing and regulatory activities and the uncertainties inherent in the regulatory approval process. From time to time we create estimates for the completion of enrollment of or announcement of data from clinical studies of our product candidates. However, predicting the rate of enrollment or the time from completion of enrollment to announcement of data for any clinical study requires us to make significant assumptions that may prove to be incorrect. As an example, we have experienced enrollment delays in our AeroVanc program. Our estimated enrollment rates and the actual rates may differ materially and the time required to complete enrollment of any clinical study may be considerably longer than we estimate. Such delays may adversely affect our financial condition and results of operations.

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

We are exposed to the risk that our employees, independent contractors and consultants, principal investigators, CROs, CMOs and other vendors, and any future commercial partners may engage in fraudulent conduct or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with manufacturing standards required by cGMP or our standards, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, and to report financial information or data accurately or disclose unauthorized activities to them. The misconduct of our employees and other service providers could involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Although we have adopted a code of business conduct and ethics, it is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against them, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions. For example, if one of our manufacturing partners were placed under a consent decree, we may be hampered in our ability to manufacture clinical or commercial supplies.

Our business and operations would suffer in the event of third-party computer system failures, cyber-attacks on third-party systems, or deficiency in our cyber-security.

We rely on information technology systems, including third-party “cloud based” service providers, to keep financial records, maintain laboratory data, clinical data and corporate records, communicate with staff and external parties and operate other critical functions. This includes critical systems such as email, other communication tools, electronic document repositories, and archives. If any of these third-party information technology (“IT”) providers are compromised due to computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication failures, electrical failures, cyber-attacks, or cyber-intrusions over the internet, then sensitive emails or documents could be exposed or deleted. Similarly, we could incur business disruption if our access to the internet is compromised and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion by computer hackers, foreign governments, or cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, we rely on those third parties to safeguard important confidential personal data regarding our employees and patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in a third-party IT provider’s operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in loss or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidates could be delayed or could fail. We have experienced and may continue to experience attempts to breach our security and attempts to introduce malicious software into our information technology systems; however, to date and to our knowledge, such attacks have not resulted in any material damage to us.

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

Pharmaceutical products are subject to stringent regulatory requirements covering quality, safety, and efficacy. The burden of proof is on the manufacturer, such as us, to show with substantial clinical data that the risk/benefit profile for any new drug is favorable. Only after successfully completing extensive pharmaceutical development, nonclinical testing, and clinical studies may a product be considered for regulatory approval.

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

Molgradex has received Orphan Drug Designation in the U.S. by the FDA and in Europe by the EMA for the treatment of aPAP, and AeroVanc has been granted Orphan Drug Designation in the U.S. by the FDA for the treatment of MRSA lung infection in patients with CF. Orphan Drug Designation will not shorten the regulatory review or reduce the clinical data requirements needed to obtain approval. If approval is received to market either Molgradex or AeroVanc for the respective indications, the FDA will not approve a similar product, with the same active ingredient, to Molgradex or AeroVanc for seven years and the EMA will not approve a similar product to Molgradex for ten years, unless we are unable to produce enough supply to meet demand in the marketplace or another similar product, with the same active ingredient, is deemed clinically superior. Similar product candidates, with the same active ingredient and route of delivery, may be granted Orphan Drug Designation during the development of the respective products, but the Orphan Drug exclusivity is granted only to the first of such products approved, which means there is risk that a competitor product candidate may receive approval and Orphan Drug exclusivity before us, thus preventing us from marketing one or more of our product candidates until the exclusivity of the competing product expires. Also, the Orphan Drug status will not prevent a competitor with a different active ingredient from competing with our product candidates. If we are prevented from marketing one or more product candidates due to a competitor’s Orphan Drug exclusivity, this would have a material adverse effect on our business.

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

•	delays in quality control/quality assurance procedures necessary for study database lock and analysis of unblinded data; and
•	delays, inconsistencies, or negative results in statistical analyses of clinical study data.

Patient enrollment, a critical component to successful completion of a clinical study, is affected by many factors, including the size and nature of the study population, the proximity of patients to clinical sites, the eligibility criteria for the study, the design of the clinical study, ongoing studies competing for the same patient population and clinicians and patients’ perceptions as to the potential advantages of the drug being studied in relation to available alternatives, including therapies being investigated by other companies which may be viewed as more beneficial or important to study, fear of being randomized to the placebo arm, and changes in standard of care. Challenges to complete enrollment can be exacerbated in orphan indications, like those being pursued by us, with a limited number of qualifying patients and the lack of clinical sites with the necessary expertise and experience to conduct our studies. Further, completion of a clinical study and/or its results may be adversely affected by failure to retain patients who enroll in a study but withdraw due to adverse side effects, perceived lack of efficacy, belief that they are on placebo, improvement in condition before treatment has been completed, or for personal reasons, or without reason, or by patients who fail to return for or complete post-treatment follow-up.

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

Molgradex is currently in Phase 3 in the U.S., Europe, and Japan. Based upon Phase 3 clinical study results, timing of regulatory activities and filings remains uncertain. However, the product (formulation, process, packaging, and device) used in this Phase 3 study will be submitted in marketing applications to regulatory authorities unchanged. However, it is expected that the product submitted may result in regulatory delays and/or non-acceptance for a variety of reasons, including but not limited to: justification for inclusion of one or more excipients; safety qualification of one or more excipients; acceptability of commercial manufacturing site; ease of presenting the dose to the nebulizer; and, reproducibility of delivered dose from the nebulizer. Concurrently, we are exploring formulation, process, packaging, and device improvements that could simplify the composition of the drug product by eliminating one or more potentially unnecessary or harmful excipients, improve the ease of use of the product, and/or reduce the overall product variability. While we expect these changes to improve the product quality and possibly reduce other documentation requirements, the regulatory agencies may require additional clinical or nonclinical studies prior to approval of such changes, including conducting an additional Phase 3 clinical study that would significantly extend the timeline for clinical development of Molgradex in aPAP.

We received guidance from the FDA on the requirements to initiate clinical studies in the U.S. and on the clinical study requirements to achieve BLA approval for Molgradex. Based on the guidance, we amended our ongoing Phase 3 clinical study to include more patients, and amended our endpoint hierarchy and statistical analyses to be used for U.S. approval purposes. The clinical study results were released on June 12, 2019 and did not meet all of the statistical goals and protocol end points. Accordingly, the FDA may not view the results as sufficient or conclusive to provide persuasive evidence of efficacy across multiple clinical endpoints. Instead, they may require additional clinical studies and/or other costly studies, including an additional Phase 3 study, which would require us to expend substantial additional resources and would significantly extend the timeline for clinical development prior to market approval, or result in failure to complete the clinical development of Molgradex.

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

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug, including Molgradex and AeroVanc. Regardless of any guidance the FDA or foreign regulatory agencies may provide a drug’s sponsor during its development, the FDA or foreign regulatory agencies retain complete discretion in deciding whether to accept an NDA or BLA or the equivalent foreign regulatory approval submission for filing or, if accepted, whether to approve an NDA or BLA. There are many components to an NDA or BLA or marketing authorization application submission in addition to clinical study data. For example, the FDA or foreign regulatory agencies will review the sponsor’s internal systems and processes, as well as those of its CROs, CMOs, and other vendors, related to development of its product candidates, including those pertaining to its clinical studies and manufacturing processes. Before accepting an NDA or BLA for review or before approving the NDA or BLA, the FDA or foreign regulatory agencies may request that we provide additional information that may require significant resources and time to generate and there is no guarantee that our product candidates will be approved for any indication for which we may apply. The FDA or foreign regulatory agencies may choose not to approve an NDA or BLA for any of a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development its product candidates. Even if one or more Phase 3 clinical studies are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA or foreign regulatory agencies may not consider efficacy and safety data from the submitted studies adequate scientific support for a conclusion of effectiveness and/or safety and may require one or more additional Phase 3 or other studies prior to granting marketing approval. If this were to occur, the overall development cost for the product candidate would be substantially greater and competitors may bring products to market before us, which could impair our ability to generate revenues from the product candidates, or even seek approval, if blocked by a competitor’s Orphan Drug exclusivity, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Even if the FDA or foreign regulatory agencies grant approvals for our product candidates, the conditions or scope of the approval(s) may limit successful commercialization of the product candidates and impair our ability to generate substantial sales revenue. For example, the FDA may approve label claims for AeroVanc with age restrictions and/or treatment duration limitations, or Molgradex with restrictions for use only by patients unresponsive to the current standard of care. They may limit the label of Molgradex or AeroVanc to a subset of patients based on a review of which patient groups had the greatest efficacious response in clinical studies. Such label restriction may be undesirable and may limit successful commercialization. The FDA or foreign regulatory agencies may also only grant marketing approval contingent on the performance of costly post-approval nonclinical or clinical studies, or subject to warnings or contraindications that limit commercialization. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMP, GCP, international conference on harmonization regulations, and GLP, which are regulations and guidelines that are enforced by the FDA or foreign regulatory agencies for all  clinical development and for any clinical studies that we conduct post-approval. The FDA or foreign regulatory agencies may decide to withdraw approval, add warnings, or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution of our products. These actions could result from, among other things, safety concerns, including unexpected side effects or drug interaction problems, or concerns over misuse of a product. If any of these actions were to occur following approval, we may have to discontinue commercialization of the product, limit our sales and marketing efforts, implement risk minimization procedures, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

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

Our success will depend in substantial part on the extent to which our product candidates, if approved, are accepted by the medical community and patients and reimbursed by third-party payers, including government payers. The degree of market acceptance with respect to each of our approved products, if any, will depend upon a number of factors, including:

•	the safety and efficacy of our products as demonstrated in clinical studies;
•	acceptance in the medical and patient communities of our products as a safe and effective treatment;
•	the product’s taste, ease of use, or features associated with the delivery device;
•	the perceived advantages of our product over alternative treatments, including with respect to the incidence and severity of any adverse side effects and the cost of treatment;
•	the indications for which our product is approved;
•	claims or other information (including limitations or warnings) in a product’s approved labeling;
•	reimbursement and coverage policies of government and other third-party payers;
•	pricing and cost-effectiveness of our product relative to alternative treatments;
•	availability of alternative treatments;
•	smaller-than-expected market size due to lack of disease awareness of a rare disease, or the patient population with a specific rare disease being smaller than anticipated;
•	inappropriate diagnostic efforts due to limited knowledge and/or resources among clinicians;
•	difficulties identifying patients;
•	the prevalence of off-label substitution of chemically equivalent products or alternative treatments; and
•	the resources we devote to marketing our product and restrictions on promotional claims we can make with respect to the product.

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

We may rely on trademarks, trade names, and brand names to distinguish our products, if approved for commercial sale, from the products of our competitors. We intend to seek approval for new names for AeroVanc and Molgradex that meet the FDA’s and foreign regulatory requirements. However, our trademark applications may not be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks, in which case we may expend substantial resources to defend our proposed or approved trademarks and may enter into agreements with third parties that may limit our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote significant resources to advertising and marketing these new brands. For example, we filed a trademark for the name “Savara” and were challenged. We decided to terminate the application, but we may revisit such filings at a future date. Further, our competitors may infringe our trademarks or we may not have adequate resources to enforce our trademarks.

Our success depends on our ability to prevent competitors from duplicating or developing and commercializing equivalent versions of our product candidates, but patent protection may be difficult to obtain and any issued claims may be limited.

We have pending patent applications and issued patents in the U.S. and other countries covering the formulation of AeroVanc. However, these patents may not provide us with significant competitive advantages, because the validity or enforceability of the patents may be challenged and, if instituted, one or more of the challenges may be successful. Patents may be challenged in the U.S. under post-grant review proceedings, inter partes re-examination, ex parte re-examination, or challenges in district court. Patents issued in foreign jurisdictions may be subjected to comparable proceedings lodged in various foreign patent offices, or courts. These proceedings could result in either loss of the patent or loss or reduction in the scope of one or more of the claims of the patent. Even if a patent issues and is held valid and enforceable, competitors may be able to design around our patents, such as by using pre-existing or newly developed technology, in which case competitors may not infringe our issued claims and may be able to market and sell products that compete directly with us before and after our patents expire.

We have filed for patent protection in the U.S. and other countries to cover various methods of therapeutic use of our product candidates, including the use of Molgradex for treating NTM lung infections and AeroVanc. The potential use and potential therapeutic benefits of systemically administered GM-CSF for systemic NTM disease have been described in case reports in the literature, and therefore the use of an inhaled form of GM-CSF may be considered to lack novelty and an inventive step, and thereby to be unpatentable.

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

The market price of our common stock has been and is expected to continue to be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	failed or inconclusive data results from our clinical studies;
•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure to meet or exceed any financial and development projections that we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our business and stock;
•	failure to obtain sufficient capital to fund our business objectives;

•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;
•	adverse publicity relating to the CF, aPAP, or NTM markets generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with our products;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number	Description
10.1	Amendment dated May 27, 2019 to the Business Transfer Agreement Between Savara Inc. and Serendex Pharmaceuticals A/S, dated May 13, 2016, between Savara Inc. and Serendex Pharmaceuticals A/S.
10.2*	Master Manufacturing Services Agreement, dated June 26, 2019, between Savara ApS and Patheon UK Limited.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates that portions of this exhibit have been omitted due to confidentiality.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 8, 2019	By:	/s/ Dave Lowrance
Dave Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 8, 2019	By:	/s/Robert Neville
Robert Neville
Chief Executive Officer (Principal Executive Officer)