Form 10-Q
period 2019-09-30
Savara Inc
filed 2019-11-07
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, the registrant had 41,210,386 shares of common stock, $0.001 par value per share, outstanding.

i

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$17,785	$24,301
Short-term investments	88,496	86,529
Prepaid expenses and other current assets	2,065	2,514
Total current assets	108,346	113,344
Property and equipment, net	393	522
In-process R&D	10,806	11,372
Goodwill	19,432	26,918
Other non-current assets	1,651	131
Total assets	$140,628	$152,287
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,903	$3,879
Accrued expenses and other current liabilities	5,388	3,375
Total current liabilities	8,291	7,254
Long-term liabilities:
Debt facility	24,962	24,530
Contingent consideration	—	12,214
Other long-term liabilities	572	70
Total liabilities	33,825	44,068
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 41,208,261 and 35,146,096 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	42	36
Additional paid-in capital	283,170	237,702
Accumulated other comprehensive income (loss)	(236)	200
Accumulated deficit	(176,173)	(129,719)
Total stockholders’ equity	106,803	108,219
Total liabilities and stockholders’ equity	$140,628	$152,287

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$9,575	$9,509	$30,058	$27,316
General and administrative	2,811	3,148	9,785	7,402
Impairment of acquired IPR&D	—	—	—	21,692
Impairment of goodwill	—	—	7,420	—
Depreciation and amortization	56	127	253	387
Total operating expenses	12,442	12,784	47,516	56,797
Loss from operations	(12,442)	(12,784)	(47,516)	(56,797)
Other income, net:
Interest income (expense), net	5	111	16	(106)
Foreign currency exchange gain (loss)	116	(7)	167	87
Tax credit income	54	110	1,133	1,311
Change in fair value of financial instruments	(136)	10	(254)	(52)
Total other income	39	224	1,062	1,240
Loss before income taxes	(12,403)	(12,560)	(46,454)	(55,557)
Income tax benefit	—	—	—	4,555
Net loss	$(12,403)	$(12,560)	$(46,454)	$(51,002)
Net loss per share:
Basic and diluted	$(0.30)	$(0.36)	$(1.20)	$(1.57)
Weighted average common shares outstanding:
Basic and diluted	41,727,259	34,483,563	38,749,002	32,423,510
Other comprehensive loss:
Loss on foreign currency translation	(436)	(105)	(570)	(620)
Unrealized gain (loss) on short-term investments	(12)	13	134	26
Total comprehensive loss	$(12,851)	$(12,652)	$(46,890)	$(51,596)

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended September 30, 2019 and 2018

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance on December 31, 2018	35,146,096	$36	$237,702	$200	$(129,719)	$108,219
Issuance of common stock upon at the market offerings, net	647,426	—	4,890	—	—	4,890
Issuance of common stock for settlement of RSUs	13,125	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23,593	—	6	—	—	6
Stock-based compensation	—	—	1,000	—	—	1,000
Foreign exchange translation adjustment	—	—	—	(225)	—	(225)
Unrealized gain on short-term investments	—	—	—	26	—	26
Net loss incurred	—	—	—	—	(12,112)	(12,112)
Balance on March 31, 2019	35,830,240	$36	$243,598	$1	$(141,831)	$101,804
Issuance of common stock upon at the market offerings, net	1,870,500	2	19,035	—	—	19,037
Issuance of common stock upon settlement of contingent liability	1,105,216	1	12,477	—	—	12,478
Issuance of common stock for settlement of RSUs	13,125	—	—	—	—	—
Issuance of common stock upon cashless exercise of warrants	11,119	—	—	—	—	—
Issuance of common stock upon exercise of stock options	73,630	1	61	—	—	62
Stock-based compensation	—	—	1,146	—	—	1,146
Foreign exchange translation adjustment	—	—	—	91	—	91
Unrealized gain on short-term investments	—	—	—	120	—	120
Net loss incurred	—	—	—	—	(21,939)	(21,939)
Balance on June 30, 2019	38,903,830	$40	$276,317	$212	$(163,770)	$112,799
Issuance of common stock upon at the market offerings, net	2,251,800	2	5,662	—	—	5,664
Issuance of common stock for settlement of RSUs	13,125	—	—	—	—	—
Issuance of common stock upon exercise of stock options	39,506	—	45	—	—	45
Stock-based compensation	—	—	1,146	—	—	1,146
Foreign exchange translation adjustment	—	—	—	(436)	—	(436)
Unrealized loss on short-term investments	—	—	—	(12)	—	(12)
Net loss incurred	—	—	—	—	(12,403)	(12,403)
Balance on September 30, 2019	41,208,261	$42	$283,170	$(236)	$(176,173)	$106,803

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Continued)

Periods Ended September 30, 2019 and 2018

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit	Total
Balance on December 31, 2017	30,509,522	$32	$186,522	$958	$(68,203)	$119,309
Issuance of common stock upon at the market offerings, net	46,900	—	493	—	—	493
Issuance of common stock for settlement of RSUs	11,250	—	—	—	—	—
Net issuance of common stock upon cashless exercise of stock options	28,655	—	—	—	—	—
Issuance of common stock upon exercise of stock options	6,000	—	3	—	—	3
Issuance of common stock upon exercise of warrants	2,039	—	18	—	—	18
Stock-based compensation	—	—	412	—	—	412
Foreign exchange translation adjustment	—	—	—	341	—	341
Unrealized loss on short-term investments	—	—	—	(24)	—	(24)
Net loss incurred	—	—	—	—	(26,848)	(26,848)
Balance on March 31, 2018	30,604,366	$32	$187,448	$1,275	$(95,051)	$93,704
Issuance of common stock for settlement of RSUs	13,125	—	—	—	—	—
Net issuance of common stock upon cashless exercise of stock options	87,099	—	—	—	—	—
Issuance of common stock upon exercise of stock options	24,521	—	30	—	—	30
Issuance of common stock upon exercise of warrants	84	—	1	—	—	1
Common stock issued for purchase of assets	107,579	—	995	—	—	995
Stock-based compensation	—	—	392	—	—	392
Foreign exchange translation adjustment	—	—	—	(856)	—	(856)
Unrealized gain on short-term investments	—	—	—	37	—	37
Net loss incurred	—	—	—	—	(11,594)	(11,594)
Balance on June 30, 2018	30,836,774	$32	$188,866	$456	$(106,645)	$82,709
Issuance of common stock upon public offering, net	4,250,000	4	45,788	—	—	45,792
Issuance of common stock for settlement of RSUs	13,125	—	—	—	—	—
Issuance of common stock upon exercise of stock options	20,641	—	17	—	—	17
Stock-based compensation	—	—	1,988	—	—	1,988
Foreign exchange translation adjustment	—	—	—	(105)	—	(105)
Unrealized gain on short-term investments	—	—	—	13	—	13
Net loss incurred	—	—	—	—	(12,560)	(12,560)
Balance on September 30, 2018	35,120,540	$36	$236,659	$364	$(119,205)	$117,854

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(46,454)	$(51,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization including right-of-use assets	772	387
Impairment of acquired IPR&D	—	21,692
Impairment of goodwill	7,420	—
Changes in fair value of financial instruments	254	52
Change in fair value of contingent consideration	264	131
Noncash interest (income) / expense	42	83
Acquired IPR&D	—	995
Foreign currency loss	(167)	(87)
Amortization of debt issuance costs	432	332
Accretion on discount to short-term investments	(1,004)	(546)
Stock-based compensation	3,292	2,792
Benefit for deferred taxes	—	(4,555)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	394	(424)
Non-current assets	(672)	—
Accounts payable and accrued expenses and other current liabilities	429	1,391
Long-term liabilities	(179)	(23)
Net cash used in operating activities	$(35,177)	$(28,782)
Cash flows from investing activities:
Purchase of property and equipment	(138)	(81)
Purchase of available-for-sale securities, net	(104,204)	(88,104)
Maturities of available-for-sale securities	89,200	64,346
Sale of available-for-sale securities, net	14,131	9,351
Net cash used by investing activities	$(1,011)	$(14,488)
Cash flows from financing activities:
Issuance of common stock upon exercise of warrants	$—	$19
Issuance of common stock upon public offerings, net	—	45,792
Issuance of common stock upon at the market offerings, net	29,591	493
Proceeds from exercise of stock options	111	50
Capital lease obligation principal payments	(42)	(257)
Net cash provided by financing activities	$29,660	$46,097
Effect of exchange rate changes on cash and cash equivalents	12	(2)
Increase (decrease) in cash and cash equivalents	$(6,516)	$2,825
Cash and cash equivalents beginning of period	24,301	22,121
Cash and cash equivalents end of period	$17,785	$24,946

Noncash transaction:
Common stock issued for IPR&D, net	$—	$995
Settlement of contingent consideration	$12,478	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,596	$1,038

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Savara Inc. (together with its subsidiaries. “Savara,” the “Company,” “we” or “us”) is an orphan lung disease company. The Company’s pipeline comprises of Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor (“GM-CSF”), in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”), in Phase 2a development for nontuberculous mycobacterial (“NTM”) lung infection, and in Phase 2a development for the treatment of NTM lung infection in people living with cystic fibrosis (“CF”), and AeroVanc, a Phase 3 stage inhaled vancomycin for treatment of persistent Methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in individuals living with CF. The Company and its wholly owned subsidiaries operate in one segment with its principal offices in Austin, Texas, USA.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2019, and its results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for interim periods shown in this report are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The December 31, 2018 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018.

2. Summary of Significant Accounting Policies

Liquidity

As of September 30, 2019, the Company had an accumulated deficit of approximately $176.2 million. The Company also had negative cash flow from operations of approximately $35.2 million during the nine months ended September 30, 2019. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Accordingly, the Company will need additional capital to further fund the development of, and seek regulatory approvals for, its product candidates and begin to commercialize any approved products.

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

While the Company had cash and cash equivalents of $17.8 million and short-term investments of $88.5 million as of September 30, 2019, the Company intends to continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings, and strategic alliances with partner companies. However, if such financings are not available timely and at adequate levels, the Company will need to reevaluate its operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The interim condensed consolidated financial statements of the Company are stated in U.S. dollars and are prepared using U.S. GAAP. These financial statements include the accounts of the Company and its wholly owned subsidiaries. The financial statements of the Company’s wholly owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in “Accumulated other comprehensive income (loss).” All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management’s estimates include those related to the accrual of research and development and general and administrative costs, certain financial instruments recorded at fair value, stock-based compensation, and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Accordingly, actual results could be materially different from those estimates.

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

Short-term Investments

The Company has classified its investments in debt securities with readily determinable fair value as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of “Accumulated other comprehensive income (loss)” within stockholders’ equity.

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

The Company performs its annual goodwill impairment test and IPR&D impairment test, as described above, as of June 30th and September 30th, respectively, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. For the nine months ended September 30, 2019, the Company experienced no change in the carrying value of goodwill and a decrease of approximately $0.6 million in the carrying value of IPR&D, which was due to foreign currency translation. Due to the Company’s current carrying value, if we experience material declines in our stock price, goodwill impairment may occur. For instance, the Company determined that a triggering event had occurred during the fourth quarter of 2019 under which the Company’s stock price experienced a significant decline requiring the impairment testing of its goodwill which will result in an impairment charge of $19.4 million in the fourth quarter of 2019 reducing the Company’s carrying value of its goodwill to its fair value, which was determined to be zero (See Note 14). Similarly, the Company completed the aforementioned qualitative and quantitative impairment testing of its IPR&D following this fourth quarter 2019 triggering event and concluded that there was no impairment to its IPR&D.

Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of September 30, 2019. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. As of September 30, 2019, credits totaling $1.6 million had been generated but not yet received. Of this total Danish tax credit, $0.8 million is related to research and development activities incurred during the year ended December 31, 2018 and is recorded in “Prepaid expenses and other current assets” and expected to be received in the fourth quarter of 2019. The remaining portion of the Danish tax credit of $0.8 million, which was generated during the nine months ended September 30, 2019, is recorded in “Other non-current assets” and is expected to be received in the fourth quarter of 2020.

The Company also recognized tax credit income for the nine months ended September 30, 2019 as provided by the Australian Taxation Office for qualified research and development expenditures incurred through our subsidiary, Savara Australia Pty. Limited. Under Australian tax law, Australia remits a research and development tax credit equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. As of September 30, 2019, credits totaling $0.3 million had been generated but not yet received and such amount is recorded in “Prepaid expenses and other current assets” with expectation of receipt in the first half of the year ending December 31, 2020.

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

As a result of the adoption of the new lease accounting guidance using the effective date transition method, on January 1, 2019, the Company recognized (a) a lease liability of approximately $1.4 million, which represents the present value of the remaining lease payments, as of the date of adoption, of approximately $1.5 million, discounted using the Company’s incremental borrowing rate of 8.5%, and (b) a right-of-use asset of approximately $1.4 million. The adoption of the new standard did not result in any adjustment to the Company’s retained earnings as of January 1, 2019. The adoption of this standard did not have a material impact on the Company’s condensed consolidated balance sheets, cash used/provided from operating, investing, or financing activities in the condensed consolidated statements of cash flows, or on the Company’s operating results. The most significant impact was the recognition of right-of-use assets for operating leases, which are reflected in “Other non-current assets,” and lease liabilities for operating leases, which are reflected in “Accrued expenses and other current liabilities,” for the current portion of the lease liabilities, and in “Other long-term liabilities” for the non-current portion of the lease liabilities, respectively (See Note 10).

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

Financial instruments carried at fair value include cash and cash equivalents, short-term investments, contingent consideration, prior to its settlement and full satisfaction in May 2019, and foreign exchange derivatives not designated as hedging instruments.

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

Pursuant to a license agreement (see Note 12) between the Company and a Japanese licensee regarding the development and commercialization of Molgradex for the treatment of aPAP in Japan, the Company shall fund the licensee fifty percent (50%), up to a maximum of approximately $0.8 million, of the external costs associated with specific regulatory and filing activities to be conducted by the licensee. As of September 30, 2019, no costs have been incurred.

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

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the manufacturer of the nebulizer used to administer Molgradex. The change in the amount of the milestone payments from June 30, 2019 to September 30, 2019 was solely related to changes in foreign currency exchange rates. In addition to these milestones, the Company will owe a royalty to the manufacturer of the nebulizer based on net sales. The royalty rate ranges from three and one half percent (3.5%) to five percent (5%) depending on the device technology used by the Company to administer the product.

Manufacturing and Other Contingent Milestone and Co-Development Payments (in thousands):

September 30, 2019
Molgradex API manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of Molgradex	$2,600
Molgradex nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer Molgradex	7,417
Molgradex Japanese licensee:
Co-marketing and regulatory costs	750
Medical education and research foundation:
First commercial sale in the U.S. of Molgradex in treatment of NTM	500
Total manufacturing and other commitments	$11,267

The milestones and co-marketing commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of September 30, 2019.

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

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.” The update clarifies that certain transactions between collaborative partners should be accounted for as revenue under the new revenue standard ASC 606 when the collaborative partner is a customer, specifies the unit of account for determining whether a transaction with a customer is a distinct good or service under ASC 606, and precludes a company from presenting transactions with a collaborative partner that are not in the scope of ASC 606 together with revenue from contracts with customers.  ASU 2018-18 is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company has reviewed ASU 2018-18 and concluded that it has no impact on our condensed consolidated financial statements.

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

3. Prepaid expenses and other current assets

Prepaid expenses consisted of (in thousands):

	September 30, 2019	December 31, 2018
R&D tax credit receivable	$1,140	$1,263
Prepaid contracted research and development costs	319	561
VAT receivable	265	421
Prepaid insurance	74	162
Deposits and other	267	107
Total prepaid expenses and other current assets	$2,065	$2,514

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	September 30, 2019	December 31, 2018
Accrued contracted research and development costs	$3,210	$2,044
Accrued general and administrative costs	301	371
Accrued compensation	1,177	643
Foreign currency exchange derivative	136	26
Deferred revenue	—	250
Lease liability	564	—
Other	—	41
Total accrued expenses and other current liabilities	$5,388	$3,375

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of September 30, 2019:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$28,475	$21	$—	$28,496
Asset backed securities	8,791	16	—	8,807
Corporate securities	31,745	66	—	31,811
Commercial paper	19,382	—	—	19,382
Total short-term investments	$88,393	$103	$—	$88,496

As of December 31, 2018:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$15,967	$—	$(2)	$15,965
Asset backed securities	8,595	—	(7)	8,588
Corporate securities	19,975	—	(21)	19,954
Commercial paper	42,022	—	—	42,022
Total short-term investments	$86,559	$—	$(30)	$86,529

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of “Accumulated other comprehensive income (loss)” in the condensed consolidated balance sheets. Classification as short-term or long-term is based upon whether the maturity of the debt securities is less than or greater than twelve months.

There were no significant realized gains or losses related to investments for the nine months ended September 30, 2019 and September 30, 2018.

6. Debt Facility

On April 28, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank, as amended on October 31, 2017 (the “Loan Agreement”), which provided for a $15.0 million credit facility that was made available in two equal tranches. In December 2018, the Company entered into an amendment to the Loan Agreement (the “Loan Amendment”) to increase the amount of the term loan facility from $15.0 million to $45.0 million and make certain other changes. The Loan Agreement, as amended, provides that the funds are available in two tranches: (i) $25.0 million became available upon the effectiveness of the Loan Amendment, of which $15.0 million was used to refinance the existing amount outstanding under the loan facility, and (ii) $20.0 million which expired on September 30, 2019.

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

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value, which approximates the fair value (in thousands):

	As of September 30, 2019
	Short-term	Long-term
Principal payments to lender and end of term charge	$—	$25,341
Debt issuance costs	—	(202)
Debt discount related to warrants	—	(177)
Carrying Value	$—	$24,962

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

The Company also determined that the contingent consideration, as settled in full during the second quarter of 2019, was a Level 3 financial instrument.

The fair value of these instruments as of September 30, 2019 and December 31, 2018 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2019:
Cash equivalents:
U.S. Treasury money market funds	$5,109	$—	$—
Repurchase agreements	$8,000
Short-term investments:
U.S. government securities	$28,496	$—	$—
Asset backed securities	$—	$8,807	$—
Corporate securities	$—	$31,811	$—
Commercial paper	$—	$19,382	$—
Liabilities:
Foreign exchange derivatives not designated as hedging instruments	$—	$136	$—

As of December 31, 2018:
Cash equivalents:
U.S. Treasury money market funds	$14,710	$—	$—
Commercial paper	$—	$4,411	$—
Corporate securities	$—	$2,371	$—
Short-term investments:
U.S. government securities	$15,965	$—	$—
Asset backed securities		$8,588
Corporate securities	$—	$19,954	$—
Commercial paper	$—	$42,022	$—
Liabilities:
Contingent consideration	$—	$—	$12,214
Foreign exchange derivatives not designated as hedging instruments	$—	$26	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands) for the nine months ended September 30, 2019 and year ended December 31, 2018:

Contingent Consideration
As of December 31, 2017	$11,948
Change in fair value	266
Balance at December 31, 2018	$12,214
Change in fair value	219
Settlement of contingent liability	(12,433)
Balance at September 30, 2019	$—

Prior to its settlement in May 2019, the Company recorded changes in fair value of the contingent consideration in general and administrative expense.

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the nine months ended September 30, 2019 and year ended December 31, 2018.

8. Derivative Financial Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company seeks to limit these risks by following risk management policies and procedures, including the use of derivatives. The Company’s derivative contracts, which are not designated as hedging instruments, principally address short-term foreign currency exchange. The estimated fair value of the derivative contracts was based upon the relative exchange rate as of the balance sheet date. Accordingly, any gains or losses resulting from variances between this exchange rate and the exchange rate at the contract inception date were recognized in “Other income, net” in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2019, there was an asset of approximately $3.0 million consisting of unsettled forward exchange contracts to purchase foreign currency and a corresponding liability of approximately $3.1 million consisting of forward exchange contract obligations, resulting in a net derivative financial instrument of approximatley $0.1 million, recorded at their estimated fair value in “Accrued expenses and other current liabilities.”

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

During the nine months ended September 30, 2019, the Company sold 4,769,726 shares of common stock under the Sales Agreement, for net proceeds of approximately $29.6 million.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 201 million shares of common and preferred stock, consisting of 200 million shares of common stock with $0.001 par value and one million shares of preferred stock with $0.001 par value.  The following is a summary of the Company’s common stock at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Common stock authorized	200,000,000	200,000,000
Common stock outstanding	41,208,261	35,146,096

The Company’s shares of common stock reserved for issuance as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Warrants acquired in merger	718,373	750,840
Warrants converted pursuant to merger	72,869	72,869
April 2017 SVB Warrants	24,725	24,725
June 2017 SVB Warrants	41,736	41,736
December 2018 SVB Warrants	11,332	11,332
Pre-funded warrants	775,000	775,000
Stock options outstanding	3,247,910	3,077,264
Issued and nonvested RSU's	128,375	156,250
Total shares reserved	5,020,320	4,910,016

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of September 30, 2019:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
314,446	$52.50	November 2019
403,927	$29.40	February 2021
72,869	$8.98	June 2021
775,000	$0.01	October 2024
24,725	$9.10	April 2027
41,736	$5.39	June 2027
11,332	$8.824	December 2028
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

We lease office space in Copenhagen, Denmark under a lease with an effective date of November 1, 2018 and that expires on September 30, 2022. The lease in Copenhagen can be terminated by the lessee and lessor no earlier than March 31, 2022 for vacating the premises by September 30, 2022 and contains an option to extend the lease term to remain in force until it is terminated in writing by either the lessee or lessor with a six month notice period from the first day of the month following September 30, 2022. For the nine months ended September 30, 2019, it is not reasonably certain the Company will exercise the extension options inherent in the lease. Our annual rent is approximately $0.1 million, paid over monthly installments, subject to annual increases equal to the Danish consumer price index, or approximately 2% annually.

On March 23, 2017, we sublet office space located in San Diego, California with rentable office space of approximately 13,707 square feet, which previously served as a predecessor’s corporate headquarters, to a third party as the Company no longer had an ongoing need for this facility. The term of the sub-sublease commenced on July 1, 2017 and expires on May 31, 2020, coterminous with a sublease agreement dated June 19, 2014 with the sublessor. As of September 30, 2019, annual rent under the sub-sublease is approximately $0.5 million, payable in monthly installments.

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2019 (in thousands):

Year ending December 31,
2019	$200
2020	478
2021	184
2022	67
Total future minimum lease payments	$929
Less imputed interest	(57)
Total	$872

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Lease cost:
Operating lease cost	$376	$1,117
Sublease income	(153)	(461)
Total lease cost	$223	$656
Other information:
Operating cash flows from operating leases	$198	$587
Weighted-average remaining lease term (in months) - operating leases	19.9	19.9
Weighted-average discount rate - operating leases	8.5%	8.5%

As of September 30, 2019, the carrying value of the right-of-use assets for the operating leases was $0.8 million, which is reflected in “Other non-current assets,” and the carrying value of the lease liabilities for operating leases was $0.9 million, of which $0.6 million related to the current portion of the lease liabilities is recorded in “Accrued expenses and other current liabilities,” and $0.3 million related to the non-current portion of the lease liabilities is recorded in “Other long-term liabilities.”

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

2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was amended and approved by stockholders in June 2018. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units, performance units, shares and other stock-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of September 30, 2019, the number of shares of our common stock available for grant under the 2015 Plan was 1,265,733 shares.

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

C. Stock-Based Award Activity

The following table provides a summary of stock-based awards for the 2008 Plan and 2015 Plan for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Stock Options	RSUs	Total	Stock Options	RSUs	Total
Outstanding as of December 31	3,077,264	156,250	3,233,514	1,916,832	86,875	2,003,707
Granted	347,125	34,000	381,125	1,016,720	120,000	1,136,720
Exercised	(136,729)	(39,375)	(176,104)	(175,407)	(37,500)	(212,907)
Forfeited	(39,750)	(22,500)	(62,250)	(123,850)	—	(123,850)
Outstanding as of September 30	3,247,910	128,375	3,376,285	2,634,295	169,375	2,803,670

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Research and development	$570	$813	$1,565	$1,186
General and administrative	576	1,175	1,727	1,606
Total stock-based compensation	$1,146	$1,988	$3,292	$2,792

12. License Agreement

The Company entered into a license agreement on May 12, 2016, as amended on June 4, 2018 (the “License Agreement”), with a licensee under which the licensee received an exclusive right to import, market, sell, distribute and promote Molgradex in Japan for the treatment of aPAP. In return, the licensee will pay the Company marketing and regulatory-based milestone payments and sales-based royalties. In October 2018, the Company achieved a milestone payment pursuant to the License Agreement resulting in the receipt of $0.3 million from the licensee. As of September 30, 2019, the Company has determined that it has not met all of the performance obligations under the License Agreement and, accordingly, has recorded the milestone payment as deferred revenue in “Other long-term liabilities” in the Company’s condensed consolidated balance sheet until such time the performance obligations are met.

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Awards under equity incentive plan	3,247,910	2,634,295
Nonvested restricted shares and restricted stock units	128,375	173,422
Warrants to purchase common stock	869,035	890,170
Total	4,245,320	3,697,887

The following table reconciles basic earnings per share of common stock for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net loss	$(12,403)	$(12,560)	$(46,454)	$(51,002)
Net loss attributable to common stockholders	(12,403)	(12,560)	(46,454)	(51,002)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(12,403)	(12,560)	(46,454)	(51,002)
Weighted average common shares outstanding, basic and diluted	41,727,259	34,483,563	38,749,002	32,423,510
Basic and diluted EPS	$(0.30)	$(0.36)	$(1.20)	$(1.57)

14. Subsequent Events

On October 1, 2019, the Company received a written response from the FDA regarding the Molgradex development program for the treatment of aPAP and the related results from the Phase 3 study previously disclosed by the Company on June 12, 2019. In the written response, the FDA indicated that the data provided in the briefing package for the Type C meeting did not provide sufficient evidence of efficacy and safety. Following the Company’s public announcement of the response from the FDA on October 2, 2019, the Company’s stock price experienced a significant decline and has not recovered from this decline. Accordingly, the Company determined that a triggering event had occurred requiring the impairment testing of its goodwill. In accordance with its policies, the Company performed a quantitative calculation of measuring the goodwill impairment loss by comparing the implied fair value of its reporting unit’s goodwill with the carrying amount of that goodwill which resulted in an impairment charge of $19.4 million in the fourth quarter of 2019 reducing the Company’s carrying value of its goodwill to its fair value, which was determined to be zero. Similarly, the Company completed a qualitative and quantitative impairment testing of its IPR&D following this fourth quarter 2019 triggering event and concluded that there was no impairment to its IPR&D.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND

RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions, and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” in this Quarterly Report on pages 31 through 52.

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

Together with our wholly-owned subsidiaries, including Aravas Inc., Savara ApS, Drugrecure A/S, and Savara Australia Pty. Limited, we operate in one segment with our principal offices in Austin, Texas, USA. Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date as we have not yet commenced commercial operations. From our inception to September 30, 2019, we have raised net cash proceeds of approximately $238.8 million from public offerings of common stock, private placements of convertible preferred stock, and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $46.5 million for the nine months ended September 30, 2019, which included an impairment charge to our goodwill of $7.4 million incurred in the second quarter of 2019, and $61.5 million for the year ended December 31, 2018, which included an impairment charge of $21.7 million on certain acquired in-process research and development (“IPR&D”). As of September 30, 2019, we had an accumulated deficit of $176.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We have chosen to operate by outsourcing our manufacturing and most of our clinical operations. We expect to incur significant additional expenses and increase our cumulative operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our product candidates and add necessary personnel accordingly. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

As of September 30, 2019, we had cash and cash equivalents of $17.8 million and short-term investments of $88.5 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund our planned operations into 2021, we may need to continue to raise substantial additional capital to support operations and activities. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. On October 1, 2019 we received a response from the FDA regarding data provided in our briefing package for a Type C meeting concerning our Molgradex development program for aPAP and results from the related Phase 3 study. The FDA indicated that the data provided in the briefing package did not provide sufficient evidence of efficacy and safety, and as such, we may need to conduct a second Phase 3 study which will require additional capital and time to complete.

Recent Events

Common Stock Sales Agreement

During the three and nine months ended September 30, 2019, we sold 2,251,800 shares and 4,769,726 shares of our common stock, respectively, under our Common Stock Sales Agreement, as amended (the “Sales Agreement”), with H.C. Wainwright & Co., LLC, as sales agent, resulting in net proceeds of $5.7 million and $29.6 million, respectively.

Type C Meeting

On October 2, 2019, we announced the response from a Type C meeting with the FDA regarding the Molgradex development program for aPAP concerning results from the Impala study previously disclosed by us on June 12, 2019. In the written response which we received on October 1, 2019, the FDA indicated that the data provided in the briefing package for the Type C meeting did not provide sufficient evidence of efficacy and safety. As such, we are working to determine the next steps for our Molgradex development program including the filing for breakthrough therapy designation in the U.S., the scope and design of a potential supplemental Phase 3 study, and potential regulatory filings. The completion of a second Phase 3 study, if necessary, or other regulatory activities will likely require us to raise additional capital.

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

The largest component of our operating expenses has historically been our investment in research and development activities. The following table shows our research and development expenses for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Product candidates:
AeroVanc	$4,047	$4,499	$12,700	$11,770
Molgradex	5,528	4,966	$17,328	13,743
Other	—	44	$30	1,803
Total research and development expenses	$9,575	$9,509	$30,058	$27,316

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

Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” outlines an impairment model providing us the option to implement a one-step method for determining impairment of goodwill, thereby simplifying the subsequent measurement of goodwill by eliminating Step 2 (quantitative calculation of measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill) from the goodwill impairment test. Under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

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

If we perform a quantitative assessment of acquired IPR&D, we compare its carrying value to its estimated fair value to determine whether an impairment exists. In previous years, due to a lack of Level 1 or Level 2 inputs, the Multi-Period Excess Earnings Method (“MPEEM”), which is a form of the income approach, was used to estimate the fair value of acquired IPR&D when performing a quantitative assessment. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. We evaluate potential impairment of our acquired IPR&D annually on September 30 utilizing a qualitative approach and determining if it was more-likely-than not that the fair value was impaired. We evaluate potential impairment of our acquired goodwill annually on June 30, performing the quantitative analysis based upon market capitalization. While we continue to evaluate opportunities to monetize our acquired assets, we can provide no assurances that we will be able to do so. However, we believe that our approach is a more appropriate method for assessing fair value in the context of our current business.

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

Results of Operations — Comparison of Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Dollar
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$9,575	$9,509	$66
General and administrative	2,811	3,148	(337)
Impairment of goodwill	—	—	—
Depreciation	56	127	(71)
Total operating expenses	12,442	12,784	(342)
Loss from operations	(12,442)	(12,784)	342
Other income, net	39	224	(185)
Net loss before income taxes	(12,403)	(12,560)	157
Income tax benefit	—	—	—
Net loss	$(12,403)	$(12,560)	$157

Research and development

Research and development expenses increased by $0.1 million, or 0.7% to $9.6 million for the three months ended September 30, 2019 from $9.5 million for the three months ended September 30, 2018. The increase was primarily due to approximately $0.6 million in increased development costs associated with the development of Molgradex, which was offset by $0.5 million in decreased AeroVanc study costs related to Phase 3 activities.

General and administrative

General and administrative expenses decreased by $0.3 million, or 10.7%, to $2.8 million for the three months ended September 30, 2019 from $3.1 million for the three months ended September 30, 2018. The decrease was primarily due to an approximate $0.6 million noncash stock-based compensation charge incurred in the third quarter of 2018 as offset by $0.2 million increased personnel costs for the three months ended September 30, 2019.

Results of Operations — Comparison of Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Dollar
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$30,058	$27,316	$2,742
General and administrative	9,785	7,402	2,383
Impairment of IPR&D	—	21,692	(21,692)
Impairment of goodwill	7,420	—	7,420
Depreciation	253	387	(134)
Total operating expenses	47,516	56,797	(9,281)
Loss from operations	(47,516)	(56,797)	9,281
Other income	$1,062	$1,240	$(178)
Net loss before income taxes	(46,454)	(55,557)	9,103
Income tax benefit	$—	$4,555	$(4,555)
Net loss	$(46,454)	$(51,002)	$4,548

Research and development

Research and development expenses increased by $2.7 million, or 10.0%, to $30.1 million for the nine months ended September 30, 2019 from $27.3 million for the nine months ended September 30, 2018. The increase was primarily due to $3.6 million in increased development costs associated with the development of Molgradex, including the commencement of the ENCORE study, and an increase of $0.9 million in AeroVanc study costs related to Phase 3 activities, which was offset by $1.0 million in expense in the form of common stock issued in connection with to an asset purchase in the second quarter of 2018 and $0.8 million recognized during the nine months ended September 30, 2018 related to milestone and development costs of an ancillary study, which is no longer a part of our product pipeline.

General and administrative

General and administrative expenses increased by $2.4 million, or 32.2%, to $9.8 million for the nine months ended September 30, 2019 from $7.4 million for the nine months ended September 30, 2018 and was primarily due to $0.8 million in increased personnel costs, $1.3 million in commercial costs related to market research and similar activities for Molgradex, and increases to legal, accounting, insurance, business development, and other operating activities.

Impairment of IPR&D and goodwill

During the nine months ended September 30, 2019, we recognized a $7.4 million impairment charge to the carrying value of our goodwill following the results of our IMPALA Phase 3 study of Molgradex for the treatment of aPAP. During the nine months ended September 30, 2018, we recognized a $21.7 million impairment charge against the full carrying value of acquired IPR&D related to an ancillary drug candidate previously assumed by us due to unfavorable results from the Phase 2 study that demonstrated a failure of this drug candidate to meet the endpoints of the study and limited effectiveness of the compound in patients. We are no longer supporting or pursuing this ancillary drug candidate.

Income tax benefit

There was no income tax benefit for the nine months ended September 30, 2019 resulting in a $4.6 million decrease, or 100.0%, from $4.6 million for the nine months ended September 30, 2018. The decrease was due to a $4.6 million tax benefit recorded during the first quarter of 2018 related to the reversal of a deferred tax liability resulting from the impairment of acquired IPR&D of an ancillary drug candidate assumed by us in a merger.

Liquidity and Capital Resources

As of September 30, 2019, we had $17.8 million in cash and cash equivalents, $88.5 million in short-term investments and an accumulated deficit of $176.2 million. We entered into a loan and security agreement with Silicon Valley Bank during the year ended December 31, 2017, which was amended December 2018, under which we have drawn a total of $25.0 million. We continue to sell our common stock through “at the market offerings” under the Sales Agreement and have raised net proceeds of $31.9 million under the Sales Agreement since April 2017. Since June 2017, we have completed three public offerings with combined net proceeds, after deducting the underwriting discounts and commissions and offering expenses, of approximately $135.4 million.

We have used and intend to use the net proceeds from these offerings for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for our product candidates, the initiation pre-commercialization activities, and general and administrative expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(35,177)	$(28,782)
Cash used in investing activities	(1,011)	(14,488)
Cash provided by financing activities	29,660	46,097
Effect of exchange rate changes	12	(2)
Net increase (decrease) in cash	$(6,516)	$2,825

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2019 was $35.2 million, consisting of a net loss of $46.5 million, which was partially offset by noncash charges of $11.3 million, mainly comprised of impairment of goodwill, depreciation and amortization including right-of-use assets, fair value changes, accretion on discount to short-term investments, amortization of debt issuance costs, and stock-based compensation.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2019 and was primarily the result of the purchase of short-term investments.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2019 was primarily related to net proceeds of $29.6 million from the “at the market offerings” under the Sales Agreement.

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

As of September 30, 2019, we had cash, cash equivalents, and short-term investments of $106.3 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through the issuance of additional equity securities and potentially through borrowings, grants and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

There were no material changes outside of the ordinary course of business in our contractual obligations during the nine months ended September 30, 2019 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Other Commitments” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 13, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have market risk exposure related to our cash, cash equivalents, and short-term investment securities. Such interest-earning instruments carry a degree of interest rate risk; however, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.  Additionally, our investment securities are fixed income instruments denominated and payable in U.S. dollars and have short-term maturities, typically less than twelve months, and typically carry credit ratings of “A” at a minimum by two of three Nationally Recognized Statistical Rating Organizations, specifically Moody’s, Standard & Poor’s, or Fitch. As such, we do not believe that our cash, cash equivalents and short-term investment securities have significant risk of default or illiquidity.

We also have interest rate exposure as a result of our loan and security agreement with Silicon Valley Bank. As of September 30, 2019, the outstanding gross principal amount of the secured term loan was $25.0 million. The loan agreement bears interest at the prime rate reported in The Wall Street Journal, plus a spread of 3.0%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on September 30, 2019 were to have occurred, this change would not have had a material effect on our interest expense obligations with respect to outstanding borrowed amounts.

We have ongoing operations in Denmark and pay those vendors in local currency (Danish Krone) or Euros. We seek to limit the impact of foreign currency fluctuations through the use of derivative instruments, short-term foreign currency forward exchange contracts not designated as hedging instruments. We also have ongoing operations in Australia as a result of the expansion of Molgradex for the treatment of NTM lung infection and pay our respective vendors in Australian Dollars. We did not recognize any significant exchange rate losses during the nine months ended September 30, 2019 and 2018. A 10% change in the Krone-to-dollar, Euro-to-dollar, Australian dollar-to-dollar, or Krone-to-Australian dollar exchange rate on September 30, 2019 would not have had a material effect on our results of operations or financial condition.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2019 these disclosure controls and procedures were effective at the reasonable assurance level.

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

For the nine months ended September 30, 2019, we incurred a net loss of $46.5 million, and net cash used in operating activities was $35.2 million. At September 30, 2019, our cash, cash equivalents and short-term investment securities were $106.3 million, and working capital was $100.1 million. At September 30, 2019, we had an accumulated deficit of $176.2 million.  We expect to continue to incur substantial operating losses for the next several years as we seek to advance our product candidates through clinical development, global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the Food and Drug Administration (“FDA”) or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve.

We will require additional financing to obtain regulatory approval for Molgradex and AeroVanc, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development efforts or other operations.

Since our Aravas subsidiary was formed in 2007, most of our resources have been dedicated to the development and acquisition of our product candidates, Molgradex and AeroVanc.  Under our current operating plan, we believe that our existing capital resources will be sufficient to fund our planned operations into 2021. However, we may raise additional capital, including through our “at the market offering” program to fund new studies, including a new Phase 3 study for Molgradex in aPAP, programs, or acquisitions, or to address changes in our existing development programs. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

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

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams, or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. In particular, due to the recent decline in the price of our common stock, any sale of our equity securities to raise significant capital would result in substantial ownership dilution to our stockholders. If we raise additional capital through debt financing, it may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures, or subject to specified financial ratios, any of which could restrict our ability to develop and commercialize our product candidates or operate as a business.

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

As of September 30, 2019, we had goodwill and IPR&D of approximately $30.2 million.  These intangible assets have been previously impaired and remain subject to additional impairment analyses whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable (Refer to Note 14 of these condensed consolidated financial statements). We test our goodwill and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to our condensed statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations. We will continue to evaluate our intangible assets for potential impairment in accordance with our accounting policies. For instance, we determined that a triggering event has occurred during the fourth quarter of 2019 under which our stock price experienced a significant decline requiring the impairment testing of our goodwill which will result in an impairment charge of $19.4 million in the fourth quarter of 2019 reducing our carrying value of our goodwill to its fair value, which was determined to be zero. (See Note 14 of the condensed consolidated financial statements).

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

The topline results of the Molgradex Phase 3 clinical study for the treatment of aPAP, designated as IMPALA, were announced on June 12, 2019. The study did not meet its primary endpoint of alveolar-arterial oxygen gradient (“A-aDO2”) compared to placebo. The continuous treatment arm (Molgradex 300 µg administered once daily continuously over 24 weeks) did show a 12.1 mmHG improvement which is similar to what has been observed in previously published studies, but a larger-than-expected placebo effect was also seen (8.8 mmHg improvement). However, results from IMPALA did show statistically significant improvement in two secondary endpoints: The St. George’s Respiratory Questionnaire (“SGRQ”) and diffusing capacity of the lungs for carbon monoxide (“DLCO”). Two other secondary endpoints were numerically in favor of the continuous dosing arm of Molgradex but were not statistically significant (six-minute walk distance and time to whole lung lavage) while adverse event frequencies were similar between the treatment arms and placebo.

On October 1, 2019, we received a written response from the FDA in connection with a Type C meeting regarding the Molgradex development program for aPAP and results from the IMPALA study in which the FDA indicated that the data provided in the briefing package for the Type C meeting did not provide sufficient evidence of efficacy and safety. As such, we are working to determine the next steps for our Molgradex development program including the filing for breakthrough therapy designation in the U.S., the scope and design of a potential supplemental Phase 3 study, and potential regulatory filings.

However, any such regulatory progress or success is not known at this time and remains subject to significant uncertainties and potential rejection from the regulatory authorities. Likewise, the timing and cost of commencement and the likelihood of success of an additional Phase 3 study is also currently not known.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process as demonstrated by our recent IMPALA study results. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

As of November 7, 2019, we had 39 full-time employees, including 28 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance, and other resources to manage our operations and clinical trials, continue our development activities, and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers, and other organizations.

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

A number of state, national, and foreign laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. Due to our Danish subsidiary, Savara ApS, our clinical trial activities and operations in Europe, we are subject to data protection laws in the EU, including the General Data Protection Regulation (“GDPR”). The GDPR, which became effective on May 25, 2018, has caused the EU requirements for the protection of personal data to become more stringent and increased the penalties for noncompliance. Penalties can consist of fines up to €20 million or 4% of global annual revenues, whichever is higher. As a result, we have been required to implement additional mechanisms to ensure compliance with the new EU data protection rules, which may cause us to incur additional costs. Similarly, in June 2018, California enacted the California Consumer

Privacy Act of 2018 (the “CCPA”), which will become effective in January 2020. The CCPA will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new rights to opt-out of certain sales of personal information. The CCPA creates a private right of action for statutory damages for certain breaches of information. Legislators have proposed various amendments to the CCPA, which are being considered by the Senate committee. In addition, the Office of the California Attorney General will be promulgating regulations to establish procedures to facilitate these new rights. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted and enforced. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA.

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

There is significant risk that ongoing and future clinical studies of our product candidates are unsuccessful such as the recently announced results of the IMPALA study. Negative or inconclusive results could cause the FDA and other regulatory authorities to require us to repeat or conduct additional clinical studies, which could significantly increase the time and expense associated with development of that product candidate or cause us to elect to discontinue one or more clinical programs. For example, as a result of our IMPALA study results and related correspondence from the FDA, we may have to undertake an additional Phase 3 study of Molgradex for aPAP. Failure to complete a clinical study of a product candidate or an unsuccessful result of a clinical study could have a material adverse effect on our business.

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

Patient enrollment, a critical component to successful completion of a clinical study, is affected by many factors, including the size and nature of the study population, the proximity of patients to clinical sites, the eligibility criteria for the study, the design of the clinical study, ongoing studies competing for the same patient population and clinicians and patients’ perceptions as to the potential advantages of the drug being studied in relation to available alternatives, including therapies being investigated by other companies which may be viewed as more beneficial or important to study, fear of being randomized to the placebo arm, and changes in standard of care. Challenges to complete enrollment can be exacerbated in orphan indications, like those being pursued by us, with a limited number of qualifying patients and the lack of clinical sites with the necessary expertise and experience to conduct our studies. Further, completion of a clinical study and/or its results may be adversely affected by failure to retain patients who enroll in a study but withdraw due to adverse side effects, perceived lack of efficacy, belief that they are on placebo, improvement in condition before treatment has been completed, or for personal reasons, or without reason, or by patients who fail to return for or complete post-treatment follow-up. We are currently experiencing slower than expected enrollment in our Phase 3 AeroVanc study due to several factors including patient availability and patients experiencing exacerbations prior to randomization, and therefore, precluding them from enrolling in the study.

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

Pharmaceutical products generally are subject to rigorous nonclinical testing and clinical studies and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or materially influence the manufacturing, safety, labeling, storage, record keeping, and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations is time-consuming and requires the expenditure of substantial resources. Molgradex is currently in Phase 3 in the U.S., Europe, and Japan. The clinical study results were released by us on June 12, 2019 and did not meet all of the statistical goals and protocol end points. On October 1, 2019, we received a written response from the FDA in connection with a Type C meeting regarding the Molgradex development program for aPAP and results from the IMPALA Phase 3 study in which the FDA indicated that the data provided in the briefing package for the Type C meeting did not provide sufficient evidence of efficacy and safety. As such, we are working to determine the next steps for the Molgradex development program including the filing for breakthrough therapy designation in the U.S., determining the scope and design of an additional Phase 3 study, and working with the EMA to pursue the best regulatory path forward in Europe. Based upon these Phase 3 clinical study results, the timing of regulatory activities and filings remains uncertain. For example, any further coordination, filings, and results with the FDA or additional coordination, filings, and results with the EMA or other regulatory authorities, if any, for the IMAPALA program remains uncertain including as to scope, cost and timing. The FDA will likely require additional clinical studies or other costly studies, including an additional Phase 3 study, which would require us to expend substantial additional resources and would significantly extend the timeline for clinical development prior to market approval, or result in failure to complete the clinical development of Molgradex.

It is currently expected that the product (formulation, process, packaging, and device) used in any additional Phase 3 study will be submitted in marketing applications to regulatory authorities unchanged. However, it is expected that the product submitted may result in regulatory delays and/or non-acceptance for a variety of reasons, including but not limited to: justification for inclusion of one or more excipients; safety qualification of one or more excipients; acceptability of commercial manufacturing site; ease of presenting the dose to the nebulizer; and, reproducibility of delivered dose from the nebulizer. Concurrently, we are exploring formulation, process, packaging, and device improvements that could simplify the composition of the drug product by eliminating one or more potentially unnecessary or harmful excipients, improve the ease of use of the product, and/or reduce the overall product variability. While we expect these changes to improve the product quality and possibly reduce other documentation requirements, the regulatory agencies may require additional clinical or nonclinical studies prior to approval of such changes, including conducting an additional Phase 3 clinical study that would significantly extend the timeline and cost for clinical development of Molgradex in aPAP.

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

The market price of our common stock has declined substantially since we announced the top-line results of our IMPALA Phase 3 study of Molgradex for aPAP, and our stock price has been and is expected to continue to be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

In the past, following periods of volatility in the market price of a company’s securities, such as the decline in our stock price, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

If we fail to satisfy all applicable Nasdaq continued listing requirements, including the $1.00 minimum closing bid price requirement, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the Nasdaq Global Select Market, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements and a $1.00 minimum closing bid price requirement. Our common stock has recently traded below $1.00 per share. If our common stock trades at closing bid prices below $1.00 for 30 consecutive business days, or if we are unable to satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock.  Such a delisting would likely have an adverse effect on the market liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities, and adversely affect our ability to obtain financing for the continuation of our operations.

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

Company Name

Date: November 7, 2019	By:	/s/ Dave Lowrance
Dave Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 7, 2019	By:	/s/Robert Neville
Robert Neville
Chief Executive Officer (Principal Executive Officer)