Form 10-K
period 2019-12-31
Savara Inc
filed 2020-03-12
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s telephone number, including area code: (512) 614-1848

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 28, 2019, was $77,999,482.

The number of shares of Registrant’s Common Stock outstanding as of March 12, 2020 was 50,838,879.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 27, 2020, are incorporated by reference into Part III of this Report.

i

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K, particularly in Item 1 “Business,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the information incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For example, forward-looking statements include, but are not limited to, statements about:

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

PART I

Item 1. Business.

Business Overview

Savara is an orphan lung disease company. Our current drug development pipeline is comprised of Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor (“GM-CSF”) in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”), in Phase 2a development for nontuberculous mycobacterial (“NTM”) lung infection, in Phase 2a development for the treatment of NTM lung infection in people living with cystic fibrosis (“CF”), and AeroVanc, an inhaled vancomycin in Phase 3 development for persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in individuals living with cystic fibrosis (“CF”). Our strategy involves expanding our pipeline of potentially best-in-class products through indication expansion, strategic development partnerships and product acquisitions, with the goal of becoming a leading company in the orphan lung disease market. Our management team has significant experience in orphan drug development and pulmonary medicine, navigating the regulatory environment, identifying unmet needs, developing and acquiring new product candidates and effectively advancing them to approvals, and commercialization.

The table below summarizes the current status and anticipated milestones for our primary drug development candidates.

Corporate Strategy

Our goal is to become a leader in orphan lung disease therapeutics through the development and commercialization of novel, best-in-class medicines that address unmet medical needs in this field. Key elements of our strategy include:

•	Advancing the current pipeline. Advancing Savara’s development pipeline is our highest priority and includes:
o

Molgradex for aPAP―Working with the U.S. Food and Drug Administration (“FDA”) to plan an additional Phase 3 clinical study that will evaluate the efficacy and safety of Molgradex for the treatment of aPAP and ensuring all aspects of our manufacturing are validated and can produce product at commercial scale.

o	Molgradex NTM program – Determining the next steps for the program based on the top line microbiology results from the OPTIMA study and results from the ongoing ENCORE study.
o

AeroVanc―Continuing to enroll patients until Q2 2020 for AVAIL, the Phase 3 study of inhaled vancomycin for the treatment of MRSA lung infection in people living with CF.  Top line results from the study are expected in early 2021.

•

Expanding the product pipeline through strategic product acquisitions. In addition to evaluating indication expansion opportunities with our current programs, our strategy also includes growing our development pipeline through strategic partnerships and product acquisitions. A key priority has been to enhance the delivery of known chemical entities or drug classes (e.g., reformulation of an existing drug so that it can be delivered directly into the lungs) for the treatment of serious or life-threatening lung diseases. While we have developed an internal core competency in inhaled drug development, we are technology and route-of-delivery agnostic. Future product acquisition decisions will be based on the unmet medical need within a specific disease, market opportunity, and the ability to rapidly develop and commercialize the product candidate.

•

Outsource capital intensive operations. We will continue to pursue the development and manufacturing of our product candidates by outsourcing most clinical development work and all manufacturing operations. We believe our business model enables the effective and capital-efficient development of our pipeline through the use of high-quality specialist vendors and consultants.

Molgradex – aPAP

Our lead product candidate, Molgradex, an inhaled formulation of recombinant human GM-CSF, is being developed for the treatment of aPAP. Pulmonary alveolar proteinosis (“PAP”) is a rare lung disease characterized by the build-up of lung surfactant in the alveoli (or air sacs) of the lungs. There are different types of PAP, of which aPAP is the most common.

In 2019, we announced that IMPALA, the Phase 3 clinical study of Molgradex for the treatment of aPAP, did not meet its primary endpoint of alveolar-arterial oxygen gradient, (A-a)DO2, improvement compared to placebo and that the FDA indicated the data in our briefing package did not provide sufficient evidence of efficacy and safety. While we will need to provide additional evidence to meet the FDA’s requirements, we believe the totality of data from the IMPALA study suggest that Molgradex has the potential to address significant unmet need in this rare disease. These data extend beyond the primary endpoint and include:

•	Multiple key secondary and exploratory endpoints that either achieved statistical significance or trended in favor of the active drug arms,
•	Results from the open-label period of the study that demonstrated a sustained treatment effect, or continued improvement, after longer term exposure to Molgradex, and
•	Adverse event frequencies that were similar to placebo.

We consider Molgradex to have a compelling risk-benefit profile and remain confident in the future of the program. Our highest priority is to continue discussions with the regulatory agencies to plan an additional Phase 3 study of Molgradex in aPAP.

In May 2019, the FDA granted Molgradex for the treatment of aPAP Fast Track Designation which facilitates the expedited development and review of new drugs or biologics intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. In December 2019, the FDA also granted the program Breakthrough Therapy Designation which provides a process for expediting the development and review of drugs that are intended to treat a serious condition and for which preliminary evidence indicates that the drug may demonstrate substantial improvement over the available therapy. Additionally, Molgradex has been granted Orphan Drug Designation for the treatment of aPAP in the U.S. and the EU, which allows for seven and ten years of exclusivity from approval, respectively. Savara has exclusive access to the PARI Investigational eFlow Nebulizer System for this indication along with a proprietary cell bank for molgramostim, a non-glycosylated form of GM-CSF and the active drug substance of Molgradex.

There are estimated to be at least 2,200 PAP patients in the U.S., with the vast majority having aPAP. The disease process underlying aPAP involves an autoimmune response against GM-CSF, a naturally occurring protein that functions to clear excess surfactant from the alveoli. More specifically, the anti-GM-CSF autoantibodies associated with aPAP suppress the stimulating activity of GM-CSF on lung macrophages, resulting in the accumulation of excess surfactant which obstructs gas exchange and results in shortness of breath and decreased exercise tolerance. Patients may also experience chronic cough, acute cough or chest pain, as well as episodes of fever, especially if secondary lung infection develops. In the long term, the disease can lead to serious complications, including lung fibrosis and the need for a lung transplant. Currently, there are no therapies approved for the treatment of aPAP. The current standard-of-care is a surgical procedure called whole lung lavage (“WLL”), which entails washing out the lungs with saline, segment-by-segment, under general anesthesia. By nature, WLL is an invasive and inconvenient procedure that requires highly experienced physicians and hospitalization at specialist sites. Based on published investigator-sponsored treatment experience with inhaled GM-CSF and data from the IMPALA study, we believe Molgradex has the potential to replace the inactivated GM-CSF in aPAP patients, thereby restoring the surfactant clearing activity of the alveolar macrophages. If approved, Molgradex could become the first-line treatment for aPAP.

The IMPALA clinical study was a Phase 3 randomized, double-blind, placebo-controlled study that completed in June 2019. It was designed to compare the efficacy and safety of Molgradex with placebo in patients with aPAP. The study enrolled 138 patients and was conducted in 18 countries, including the U.S., Japan, and throughout Europe. IMPALA’s primary endpoint was (A-a)DO2, a commonly used measure of oxygenation impairment, and also included three key secondary endpoints and multiple other secondary and exploratory endpoints designed to assess improvement in the disease pathology, pathophysiology, clinical symptoms, and function. Patients were randomized to receive treatment for up to 24 weeks in one of three treatment arms: 1) Molgradex 300 µg administered once daily, 2) Molgradex 300 µg and matching placebo administered daily every other week, or 3) inhaled placebo administered once daily. For details on the results of the IMPALA study, please see the “Clinical Development of Molgradex―aPAP: Phase 3 IMPALA Study” section included in this report.

In March 2018, the IMPALA-X clinical study was initiated. This open-label extension study allowed patients who have completed the IMPALA study to continue treatment for up to three additional years and will provide additional data on the long-term safety and use of Molgradex in patients with aPAP. In February 2020, IMPALA-X enrollment was complete, with 60 patients out of a total of 64 eligible patients enrolled.

Molgradex - NTM

Molgradex is also being investigated for the treatment of NTM lung infection. Top line microbiology results were recently announced for the open-label, non-controlled Phase 2a study called OPTIMA. NTM lung infection is a rare and serious lung disorder associated with increased rates of morbidity and mortality. Nontuberculous mycobacteria are naturally occurring organisms, and NTM lung infection can occur when the organism (found in the environment) is inhaled and an individual develops a slowly progressive and destructive lung disease. NTM lung infection is typically characterized by cough, fatigue, and weight loss. NTM infections often become chronic and require long courses of multiple antibiotics, and despite aggressive treatment regimens, treatment failure rates are high and recurrence of infection common. Chronic NTM lung infection can have a significant impact on quality of life. There are up to 80,000 individuals affected by NTM in the U.S., and the most common types of NTM lung infection involve Mycobacterium avium complex (“MAC”), and Mycobacterium abscessus (“MABSC”). There have been few advancements in new systemic treatments for NTM lung infection.

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

The multi-center OPTIMA study in non-CF patients was initiated in Q1 2018 and investigated the efficacy of Molgradex on reduction of NTM bacterial load in sputum, NTM sputum culture conversion to negative, exercise capacity, patient reported outcomes and safety. Two groups of subjects were recruited into the study, both of which received Molgradex 300 µg administered once daily. Treatment group one consisted of patients who remained sputum culture positive while currently on a multidrug NTM guideline-based anti-mycobacterial regimen, which had been ongoing for at least six-months prior to the baseline visit. Treatment group two consisted of patients who remained sputum culture positive, but either stopped a multidrug NTM guideline-based anti-mycobacterial regimen at least 28 days prior to screening due to lack of response or intolerance, or never started such treatment. The primary endpoint was sputum culture conversion during the treatment period, defined as at least three consecutive negative sputum samples. Interim results from the OPTIMA study were disclosed in December 2018. Based on the microbiological data and safety profile, which provides the basis to continue treating patients for a longer period of time, the duration of the OPTIMA study was extended from 24 to 48 weeks, with a 12-week follow up period at the end of treatment. In March 2020, top line microbiology results from OPTIMA were announced that showed five out of 24 patients (21%) with MAC infection achieved a sputum culture conversion, defined as at least three consecutive sputum samples without growth of nontuberculous mycobacteria by week 48. For details on the results of the OPTIMA study, please see the “Clinical Development of Molgradex―NTM: Phase 2a OPTIMA Study” section included in this report.

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

In Q3 2018, the IND application for Molgradex in CF-affected patients with chronic NTM lung infection was accepted by the FDA. A Phase 2a study of Molgradex in CF-affected patients with NTM lung infection, called ENCORE, was initiated in Q1 2019. ENCORE is an open-label, non-controlled, multi-center, Phase 2a clinical study of Molgradex in patients living with CF who have persistent pulmonary NTM lung infection. ENCORE will enroll approximately 30 patients (≥18 years of age) with chronic MAC or MABSC infection, with all patients having either antibiotic refractory infection, intolerance to standard NTM antibiotics, or not currently meeting recommendations for antibiotic treatment. The study comprises a 48-week treatment period of 300 µg of Molgradex once daily and a 24-week follow up period. The primary endpoint in the study is sputum culture conversion, defined as at least three consecutive negative NTM sputum samples with a four-week interval between each. Secondary endpoints include: (i) the number of patients with sputum smear conversion to negative, defined as at least three consecutive negative acid-fast bacilli (“AFB”) stained sputum smears on microscopy among patients who were smear positive at baseline, (ii) the reduction of bacterial load in sputum, and (iii) other microbiological indicators, pulmonary measures, and patient reported outcomes.

AeroVanc

Our second Phase 3 product candidate, AeroVanc, is a vancomycin hydrochloride inhalation powder. AeroVanc is the first inhaled antibiotic in development for the treatment of persistent MRSA lung infection in individuals living with CF. AeroVanc was granted Orphan Drug Designation and Qualified Infectious Disease Product (“QIDP”) status for the treatment of persistent MRSA lung infection in individuals living with CF in the U.S. Orphan Drug Designation makes AeroVanc eligible for seven years of exclusivity from approval in the U.S., and the QIDP designation makes AeroVanc eligible for an additional five years of exclusivity in the U.S. In 2017, a composition of matter patent covering AeroVanc was issued by the U.S. Patent and Trademark Office (“USPTO”), which affords us important protection for the program in the largest market for the product (the U.S.), augments our market protection strategy, and will not expire earlier than 2032.

CF is a genetic disease that involves sticky mucus buildup in the lungs, persistent lung infections, and permanent and progressive respiratory disability. There are approximately 30,000 individuals affected by CF in the U.S. and with a prevalence of approximately 26% of people living with CF infected by MRSA, this lung infection has become increasingly common. Persistent MRSA infection in people living with CF is associated with increased use of intravenous (“IV”) antibiotics, increased hospitalizations, a more rapid rate of decline in lung function, and shortened life-expectancy. Due to the lung pathology associated with CF, persistent MRSA lung infection is difficult to eradicate or manage using oral or IV antibiotics and there is currently no standard-of-care to manage this condition. Whereas inhaled antibiotics have become a cornerstone of treating Pseudomonas aeruginosa (“Pseudomonas”), the most prevalent chronic pathogen in individuals living with CF, there are no approved inhaled antibiotics addressing MRSA lung infection. In a randomized, double-blind, placebo-controlled Phase 2 study in individuals living with CF with persistent MRSA infection, AeroVanc met a primary endpoint to reduce MRSA density in sputum and showed encouraging trends of improvement in lung function and respiratory symptoms, as well as prolongation of the time-to-use of other antibiotics, with best responses in patients under 21 years of age.

AeroVanc is currently being investigated in a pivotal Phase 3 clinical study, called AVAIL, in the U.S. and Canada for the treatment of persistent MRSA lung infection in individuals living with CF. Study enrollment began in late 2017 and is targeted to enroll approximately 200 patients (150 patients ≤ 21 years old, 50 patients > 21 years old). During Period 1 of the study, patients are randomly assigned in a blinded 1:1 fashion to receive either AeroVanc (30 mg) twice daily, or placebo, by inhalation for 24 weeks or 3 dosing cycles. A dosing cycle is defined as 28 days of treatment followed by 28 days of observation. During Period 2 of the study, patients receive open-label AeroVanc (30 mg) twice daily for an additional 24 weeks or 3 dosing cycles, to evaluate the long-term safety of AeroVanc. The primary endpoint is the mean absolute change in Forced Expiratory Volume in the first second (“FEV1”) percent predicted from baseline, which will be analyzed sequentially at week 4 (the end of cycle 1), week 12 (the end of cycle 2), and at week 20 (the end of cycle 3). Analysis of the primary endpoint will be based on patients 6‒21 years of age. Secondary endpoints include: (i) time-to-use of another antibiotic medication (oral, IV, and/or inhaled) for pulmonary infection, (ii) the number of successful FEV1-response cycles a patient achieves over Period 1 (weeks 4, 12, and 20), (iii) relative change from baseline in FEV1 percent predicted at weeks 4, 12, and 20, (iv) change from baseline in Cystic Fibrosis Questionnaire-Revised scores at weeks 4, 12, and 20 and (v) change from Baseline in Cystic Fibrosis Respiratory Symptom Diary-Chronic Respiratory Symptom Score at weeks 4, 12, and 20. We will continue to enroll patients in the AVAIL study until Q2 2020. We anticipate enrolling approximately 140-145 out of the expected 150 patients in the primary analysis population. Top line results from the study are expected in early 2021.

Detailed Program Descriptions

Molgradex

Background on aPAP

Autoimmune PAP, known as aPAP, is a specific disease belonging to a family of distinct rare lung diseases collectively referred to as PAP syndrome. aPAP represents about 90% of all patients with PAP syndrome and is estimated to affect up to seven out of a million people in the U.S.3, with similar or higher prevalence rates reported elsewhere in the world. For example, Japan, a country that undertakes a more centralized approach to diagnosing and treating aPAP, has seen a consistent increase in patients being diagnosed with the disease. It is now estimated the prevalence rate in Japan could be three times the original estimate of 7 per million.4 PAP is characterized by the build-up of lung surfactant in the alveoli, or air sacs, of the lungs. The surfactant consists of proteins and lipids and is an important physiological substance that lines the inside of the alveoli to prevent the lungs from collapsing. The lungs continuously produce new active surfactant. In a healthy lung, the old and inactivated surfactant is cleared and digested by immune cells called alveolar macrophages. However, in lungs of patients with aPAP, the macrophages fail to clear the surfactant from the alveoli, leading to gradual accumulation of excess surfactant in the alveoli. The root cause of aPAP is an autoimmune response against a naturally occurring protein in the body, GM-CSF. Pulmonary macrophages need to be stimulated by GM-CSF to function properly, but in aPAP, GM-CSF is deactivated by antibodies against GM-CSF, rendering the macrophages unable to perform their tasks, including the clearance of surfactant from the alveoli.

aPAP most commonly affects men in early middle age, but both sexes and patients of any age can be affected. As a result of the accumulation of excess surfactant, gas exchange in the lungs is obstructed, and patients start to experience shortness of breath and decreased exercise tolerance. Typically, shortness of breath is first observed upon exertion, but as the disease progresses, shortness of breath can be experienced even when a person is at rest. Patients may experience chronic cough, as well as episodes of fever, chest pain, or coughing blood, especially if secondary lung infection develops. In the long term, the disease can lead to serious complications, including lung fibrosis and the need for lung transplant. Mortality due to aPAP has decreased over the last decades with better clinical management, but in rare cases serious lung infections or respiratory insufficiency may lead to death.

Current treatment options for aPAP

The current standard-of-care for aPAP is a surgical procedure called Whole Lung Lavage (“WLL”), which entails washing out the lungs with saline under general anesthesia. WLL is an invasive and inconvenient procedure that is performed at specialist sites and requires highly experienced physicians. The procedure, conducted in an operating room under general anesthesia, necessitates hospitalization and admission to intensive care afterwards. In many patients, WLL only provides temporary symptomatic relief, and once the lungs refill with surfactant, the WLL procedure needs to be repeated.

As there are no approved drug treatments available for aPAP, there is a high need for a convenient and efficacious medicinal treatment. We believe that inhalation of GM-CSF directly into the lungs has the potential to replace the inactivated GM-CSF, thereby restoring the surfactant clearing activity of the alveolar macrophages and resulting in the potential to considerably improve oxygenation and exercise tolerance. An injectable form of GM-CSF, sargramostim, is approved and on the market in the U.S. for IV and subcutaneous administration for the treatment of neutropenia caused by cancer chemotherapy, but there are currently no approved inhalation formulations of GM-CSF.

[3]

Trapnell BC, Avetisyan R, Carey B, Zhang W, Kaplan P, Wang H. Prevalence of pulmonary alveolar proteinosis (PAP) determined using a large health care claims database. Am J Respir Crit Care Med. 2014;VOL:abstract A6582.

[4]

Kitamura N, Ohkouchi S, Tazawa R, Ishi H, Takada T, Sakagami T, Tanaka T, Nakata K. Incidence of autoimmune pulmonary alveolar proteinosis estimated using Poisson distribution. ERJ Open Res. 2019 Mar. 18;5(1).

The potential benefits of inhaled GM-CSF in aPAP, together with the availability of sargramostim for off-label compounding, have stimulated independent clinicians and academic researchers in the U.S., Europe, and Japan to study the safety and efficacy of GM-CSF, administered by inhalation, in aPAP patients. In addition to our Phase 3 IMPALA study of Molgradex (molgramostim), the largest placebo-controlled study in this patient population (n=138), several investigator-sponsored, open-label clinical studies and case studies of inhaled GM-CSF treatment have been published, with promising results on the efficacy and safety of the treatment.5,6,7 In total, treatment of nearly 150 aPAP patients with inhaled GM-CSF has been reported in open-label studies or retrospective cohorts, as well as several individual case reports. The recently published data originate from a study called PAGE. It was a randomized, double-blind, placebo-controlled, 25-week study of inhaled sargramostim in 64 patients with mild-to-moderate disease. A modest but significant effect was observed in the primary endpoint, change from baseline in (A-a)DO2. Secondary endpoints, including changes from baseline in vital capacity, diffusing capacity for carbon monoxide (“DLCO”), six-minute walk distance (“6MWD”), and aPAP serum biomarkers, showed directional, but in most cases not statistically significant, treatment effects over placebo. Overall, for the first time, this study showed in a placebo-controlled setting, proof-of-concept for GM-CSF inhalation therapy in aPAP. Results from these investigator-sponsored clinical studies and case studies indicate that both molgramostim and sargramostim have the potential for a positive impact on oxygenation and clinical symptoms in aPAP patients.

According to our review of published literature, few safety issues related with molgramostim or sargramostim inhalation in patients with aPAP have been reported. However, there is still limited information available on the long-term safety of inhaled GM-CSF. In indications other than aPAP, more than 100 patients, mainly with a cancer diagnosis, have received inhaled sargramostim, in doses up to 4000 µg/day. Pulmonary toxicity was the most frequently reported toxicity at high doses. An increase in both number and severity of adverse events with increasing dose have been observed. However, due to the underlying diseases, it was often difficult for the investigators to assess causality of the adverse event cases.

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

Molgradex is a sterile nebulizer solution in a vial containing 300 µg of molgramostim designed to be administered once daily by inhalation via a high efficiency Investigational eFlow Nebulizer System (PARI Pharma GmbH, Germany). The PARI eFlow Nebulizer system for use with investigational drug products is a reusable electronic inhalation system that has been optimized for administration of Molgradex.

Molgradex was granted Orphan Drug Designation by the FDA in October 2012, and by the EMA in July 2013, for the treatment of aPAP. Molgradex was also granted Fast Track Designation and Breakthrough Therapy Designation by the FDA in May 2019 and December 2019, respectively, for the treatment of aPAP. Since 2014, Molgradex has been available in several European countries for the treatment of aPAP for named patients following unsolicited physician requests.

We anticipate that Molgradex will be used as a long-term therapy in patients with aPAP. The optimal duration of treatment is currently not known and is likely to vary between patients depending on disease severity and the natural course of their disease. Treatment with Molgradex may not entirely eliminate the need for WLL in all patients. However, based on interviews we conducted, PAP centers that have experimented with long-term inhaled GM-CSF have seen a considerable reduction of WLL procedures. In the IMPALA study, we observed a reduced number of WLL procedures in the active treatment arms, but the difference was not statistically significant due to the relatively low number of the procedures. In the open-label extension period (Period 2) of the study, when all patients received active drug, there was a further reduction of WLL procedures, suggesting that prolonged treatment with Molgradex may considerably reduce the need for WLL.

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

Molgradex Key Advantages

Based on data from the completed Phase 3 IMPALA study and building upon the published investigator-sponsored treatment experience with inhaled GM-CSF, we believe Molgradex has the potential to become the treatment of choice for aPAP. Molgradex has the following characteristics that may contribute to the clinical profile of the product candidate, as well as facilitate potential regulatory approval and successful commercialization.

Specifically, Molgradex offers:

•	A strong product foundation that applies both a previously approved active drug substance class and drug delivery technology.

•	GM-CSF delivery directly to the lungs, the primary site of macrophage function deficiency, which could result in high clinical efficacy with limited systemic adverse effects.

•	A high efficiency nebulizer that provides a fast and convenient method of administration. This is highly desirable for long-term treatment in a chronic disease, such as aPAP.

•

Eligibility for strong market protection via orphan drug status, potential eligibility for biologic exclusivity in the U.S., a proprietary cell bank used in the production of the drug substance, and an exclusive device supply agreement.

Clinical Development of Molgradex ‒ aPAP

Phase 3 IMPALA Study

In June 2019 we announced the results of a pivotal Phase 3 clinical study of Molgradex, called IMPALA, that was conducted in 18 countries including the U.S., Japan, and various European countries. IMPALA was a randomized, double-blind, placebo-controlled study designed to compare the efficacy and safety of Molgradex with placebo in patients with aPAP. Patients were randomized to receive treatment for up to 24 weeks in one of three treatment arms: 1) Molgradex 300 µg administered once daily, 2) Molgradex 300 µg and matching placebo administered daily every other week, or 3) inhaled placebo administered once daily. At the end of the 24-week double-blind period, all patients received Molgradex 300 ug administered daily in 7-day intermittent cycles in a 24-week open-label follow up period. The primary endpoint of the study was (A-a)DO2, a commonly used measure of oxygenation impairment. In addition, three key secondary endpoints―St. George’s Respiratory Questionnaire (“SGRQ”), 6MWD, and time to/requirement for WLL― along with multiple other secondary and exploratory endpoints were assessed to determine improvement in the disease pathology, pathophysiology, clinical symptoms, and function.

The pathogenesis of aPAP is well known and GM-CSF’s effect on the disease, as evaluated by (A-a)DO2, dyspnea, 6MWD, pulmonary function tests, CT scores, and biomarkers, is well documented through published clinical studies. When looking at the totality of evidence, we believe that data from the IMPALA study demonstrate reversal of lung pathology and pathophysiology, improvement in clinical outcomes, and reduction of the need for rescue treatment, with a clear dose-frequency dependency in favor of the continuous dosing arm. Such results are detailed below:

•

Lung Pathology―Reversal of disease pathology and reduction of surfactant accumulation was demonstrated in the Full Analysis Set Population (FAS) with improvement in CT scans as measured by Ground Glass Opacity (GGO) scores. Results from IMPALA also demonstrated positive biomarker data, with improvements seen in most of the key biomarkers known to be associated with the severity of aPAP.

•

Lung Pathophysiology―In the FAS population, an average (A-a)DO2 improvement of 12.1 mmHg was observed in the continuous dosing arm, compared to an average (A-a)DO2 improvement of 8.8 mmHg in the placebo arm. With an estimated 4.6 mmHg treatment difference, the study did not meet its primary endpoint. Notably, one-third of patients in IMPALA were prescribed supplemental oxygen, continuously or as necessary, during the study. The study protocol recommended that supplemental oxygen not be used immediately before or during arterial blood sampling to minimize influence on (A-a)DO2 values. For ethical reasons, the protocol did allow patients to remain on supplemental oxygen during blood sampling if they could not tolerate discontinuation due to the severity of their respiratory condition. This was conditionally allowed only if they received the same oxygen flow rate as used at baseline at all subsequent visits (n=4 patients, two in the placebo group and one in each of the active groups).

In these four patients, (A-a)DO2 values distributed quite differently compared to the remaining study population―ranging from highly negative to highly positive. In a revised analysis that excluded these four patients, a statistically significant average (A-a)DO2 improvement was observed in the continuous dosing arm compared with the placebo arm.

Impaired gas transfer and oxygenation are key pathophysiologic features of aPAP and are associated with symptoms of shortness of breath and limitations in exercise capacity. In addition to (A-a)DO2, DLCO was assessed in the FAS as a secondary endpoint to evaluate the efficacy of Molgradex on gas transfer. Patients in the continuous dosing arm showed a mean improvement of 11.6 % predicted in DLCO, whereas the intermittent dosing and placebo arms showed a 7.7 % predicted and 3.9 % predicted improvement, respectively. The estimated treatment difference of 7.9 % predicted (p=0.007) between the continuous dosing arm and placebo was statistically significant, and in keeping with the (A-a)DO2 improvement, suggests improved gas exchange in the lungs.

•

Clinical Outcomes―In the FAS population, an average improvement of 12.3 points in the SGRQ, a patient-reported outcomes/quality-of-life measure and a key secondary endpoint, was observed in the continuous dosing arm compared to an average improvement of 4.7 points in the placebo arm. The estimated treatment difference was 7.6 points which was statistically significant (p < 0.05). The 6MWD, another key secondary endpoint, was numerically in favor of the continuous dosing arm, but the difference to placebo was not statistically significant. Patients in the continuous dosing arm showed a mean improvement of 39.6 meters in the 6MWD, while the intermittent and placebo arms showed improvements of 11.3 meters and 6.0 meters, respectively. The third key secondary endpoint was the requirement for WLL. Four patients in each of the active arms, and six patients in the placebo arm underwent at least one WLL procedure during the treatment period. Given that some patients received more than one WLL, the total number of WLLs observed in the continuous dosing arm was 9, with 7 observed in the intermittent dosing arm and 17 in the placebo arm.

•

Consistency of Endpoints in the FAS―A range of primary and secondary endpoints were selected to determine the potential treatment effect of Molgradex on aPAP. Patients in the continuous dosing arm demonstrated consistent improvements across all of the key endpoints compared to placebo, with the majority of the measures achieving statistical significance. A dose-frequency dependency was observed, with continuous daily administration of Molgradex generally resulting in higher efficacy than intermittent dosing.

•

Safety and Tolerability―The number of treatment emergent adverse events (TEAEs) in the FAS population, including serious adverse events, occurred with similar frequency and severity in the active arms compared to placebo and did not indicate any notable safety concerns.

In March 2018, the IMPALA-X clinical study was initiated. This open-label extension study allowed patients who have completed the IMPALA study to continue treatment for up to three additional years and will provide additional data on the long-term safety and use of Molgradex in patients with aPAP. In February 2020, IMPALA-X enrollment was complete, with 60 patients out of a total of 64 eligible patients enrolled.

Results from the open-label period of the study announced in March 2020, demonstrated a sustained treatment effect, or continued improvement, after longer term exposure to Molgradex. A summary of the results can be found below.

During the double-blind period, a dose frequency dependency was observed with continuous administration of Molgradex resulting in higher efficacy than intermittent dosing. Results from the open-label period noted below therefore focus on the group that had received a continuous dose (OD) of Molgradex during the double-blind period versus those that had received placebo (PBO)―both of which received intermittent dosing during the open-label period.

•	Patients who had been in the OD treatment group during double-blind period:

(A-a)DO2 improvement from baseline continued in these patients during the open-label period of the study, with progressively larger improvements at weeks 48 and 72 of the study. Likewise, progressively larger improvements from baseline were observed in DLCO and SGRQ at weeks 48 and 72.

•	Patients who had been in the PBO group during double-blind period:

PBO patients that transitioned to active drug showed similar average improvements in (A-a)DO2, DLCO, and SGRQ in the open-label period as compared to the OD group during the double-blind period, reaching similar level of improvement with the OD group by week 72.

Similar trends were seen in the 6MWD at weeks 48 and 72, but the data were less conclusive.

During the double-blind period of the study, 33 WLL procedures were required, 9 in the continuous group compared to 17 in the placebo group. During the 48-week open-label period of the study, during which time all patients received active drug, only 5 WLL procedures were conducted.

Background on NTM

NTM lung infection is a rare and serious lung disorder associated with increased rates of morbidity and mortality. Nontuberculous mycobacteria are naturally occurring organisms and NTM lung infection can occur when an individual inhales the organism from their environment and develops a slowly progressive and destructive lung disease. NTM lung infection is typically characterized by cough, fatigue, and weight loss. NTM infections often become chronic and require long courses of multiple antibiotics and, despite aggressive treatment regimens, treatment failure rates are high and recurrence of infection common. Chronic NTM lung infection can have a significant impact on quality of life. There are up to 80,000 individuals affected by NTM in the U.S, and the most common types of NTM lung infection involve MAC and MABSC. There have been few advancements in new systemic treatments for NTM lung infection. However, in 2018 the FDA granted accelerated approval of an inhaled form of amikacin directly to the lung. In a 2017 Phase 3 study, the drug was shown to be effective in approximately one third of treatment refractory patients with pulmonary MAC infection. This suggests that administration of high local concentrations of drug directly at the site of infection provides an attractive new avenue to improve clinical outcomes in this and other difficult-to-treat chronic lung infections.

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

Clinical Development of Molgradex ‒ NTM

Phase 2a OPTIMA Study

A Phase 2a multi-center clinical study in non-CF patients, called OPTIMA, was initiated in Q1 2018 and investigated the efficacy of Molgradex on reduction of NTM bacterial load in sputum, NTM sputum culture conversion to negative, exercise capacity, patient reported outcomes, and safety.

OPTIMA is an open-label, non-controlled, multi-center, Phase 2a clinical study of Molgradex in 32 subjects (≥18 years of age) with persistent NTM lung infection. OPTIMA enrolled subjects with chronic MAC or MABSC infection, with all patients having either antibiotic refractory infection or intolerance to standard NTM antibiotics. The study initially consisted of a 24-week treatment period and a 12-week follow up period. Two groups of subjects were recruited into the OPTIMA study, both of which received Molgradex 300 µg administered once daily. Treatment group one consisted of patients who remained sputum culture positive while currently on a multidrug NTM guideline-based anti-mycobacterial regimen, which had been ongoing for at least six-months prior to the baseline visit. Treatment group two consisted of patients who remained sputum culture positive, but either stopped a multidrug NTM guideline-based anti-mycobacterial regimen, at least 28 days prior to screening due to lack of response or intolerance, or never started such treatment. Interim results from the OPTIMA study were disclosed in December 2018. Based on the microbiological data and safety profile, which provides the basis to continue treating patients for a longer period of time, the duration of the OPTIMA study was extended from 24 to 48 weeks, with a 12-week follow up period at the end of treatment.

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

The primary endpoint in the study is sputum culture conversion, defined as at least three consecutive sputum samples without growth of NTM. Secondary endpoints include: (i) the number of patients with sputum smear conversion to negative, defined as at least three consecutive negative AFB stained sputum smears on microscopy among patients who were smear positive at baseline, (ii) the number of patients with durable sputum culture conversion, defined as sputum culture conversion at or before week 48 and culture still negative for growth of NTM at 12-week follow up, (iii) the number of patients with durable sputum smear conversion, defined as sputum smear conversion at or before week 48 and AFB stained smear still negative for NTM at 12-week follow up among patients who were smear positive at baseline, and (iv) other microbiological indicators, exercise capacities, and patient reported outcomes.

In March 2020 top line microbiology results from the OPTIMA were announced. In the study, 24 patients had MAC infection and 8 patients had MABSC infection. Of the patients with MAC infection, 11 were in treatment group one and 13 were in treatment group two. Of the patients with MABSC infection, 3 were in treatment group one and 5 were in treatment group two.

Results from the Intention-to-Treat (ITT) population showed that 5 out of 24 patients (21%) with MAC infection achieved a sputum culture conversion, defined as at least three consecutive sputum samples without growth of nontuberculous mycobacteria by week 48. Two of these patients, one from each treatment group, remained culture negative through the 12-week follow-up period. Sputum culture conversions were not observed in patients with MABSC infection. Among the 32 patients, 14 experienced serious adverse events (SAEs), one of which was considered potentially treatment related. The most common SAE was infective exacerbation of bronchiectasis. Three patients died during the study, with all deaths being considered unlikely related to the study treatment.

In Q3 2018, the IND application for Molgradex in CF-affected patients with chronic NTM lung infection was accepted by the FDA. A Phase 2a study of Molgradex in CF-affected patients with NTM lung infection, called ENCORE, was initiated in Q1 2019. ENCORE is an open-label, non-controlled, multi-center, Phase 2a clinical study of Molgradex in patients living with CF who have persistent pulmonary NTM lung infection. ENCORE will enroll approximately 30 patients (≥18 years of age) with chronic MAC or MABSC infection, with all patients having either antibiotic refractory infection, intolerance to standard NTM antibiotics, or not currently meeting recommendations for antibiotic treatment. The study comprises a 48-week treatment period of 300 µg of Molgradex once daily and a 24-week follow up period. The primary endpoint in the study is sputum culture conversion, defined as at least three consecutive negative NTM sputum samples with a four-week interval between each. Secondary endpoints include: (i) the number of patients with sputum smear conversion to negative, defined as at least three consecutive negative AFB stained sputum smears on microscopy among patients who were smear positive at baseline, (ii) the reduction of bacterial load in sputum, and (iii) other microbiological indicators, pulmonary measures, and patient reported outcomes.

Overview of AeroVanc

Background on MRSA Infection in CF

CF is a genetic disease characterized, in part, by the prevalence of thick, sticky mucus produced in the lung, frequent lung infections, and a resultant decline in pulmonary function. As the disease progresses, patients’ lungs are typically infected with bacteria that are difficult to eradicate. Inhaled antibiotics have become a cornerstone for the treatment of the most common chronic pathogen, pseudomonas, in order to control the infection and improve lung function and quality of life. In recent years, MRSA lung infection has become increasingly common in CF, with a prevalence rate of 26% according to the most recent (2017) data report of the Cystic Fibrosis Foundation. Importantly, persistent MRSA lung infection has been associated with worse clinical outcomes in CF, including a more rapid rate of decline in lung function10 and a shorter life expectancy.11 The increasing prevalence and high clinical impact of MRSA infection in CF have resulted in an unmet need for improved therapies to help address the condition. Considering the established practice of treating chronic Pseudomonas infection in CF using inhaled antibiotics, all of which have limited activity against MRSA, it would be logical to attempt treatment of chronic MRSA infection with an inhaled antibiotic that is active against MRSA. We believe that AeroVanc is the first inhaled antibiotic being developed to specifically treat MRSA infection of the lungs.

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

For people living with CF who have MRSA infection, IV vancomycin or linezolid are the most commonly used drugs for the treatment of acute pulmonary exacerbation, and these drugs may be used in combination with other IV antibiotics in patients with simultaneous gram-negative infections, such as Pseudomonas. For MRSA lung infection, vancomycin is available exclusively in IV form, and while highly effective against MRSA and other gram-positive bacteria, chronic home-based use of IV vancomycin is not practical, and chronic use has been associated with systemic toxicity, especially renal toxicity and ototoxicity.

According to our research, there is increasing clinical need to treat chronic MRSA infection in CF. In the absence of an inhaled antibiotic, there is emerging use of oral anti-MRSA antibiotics in an attempt to suppress the MRSA infection and reduce the occurrence of acute pulmonary exacerbations. According to our survey of CF specialists in the U.S., 27% of those surveyed regularly use antibiotics targeting MRSA as a suppressive treatment (any dosage form) in patients with frequent exacerbations or other symptoms for which MRSA is considered a cause or contributing factor. This practice is emerging despite the absence of established consensus or guidelines relating to the use of oral anti-MRSA antibiotics in CF, or evidence of efficacy established in controlled studies.

As with current inhaled anti-pseudomonal drugs, we believe that there is significant clinical advantage in delivering an anti-MRSA antibiotic, such as vancomycin, directly to the site of infection to maximize the clinical efficacy, reduce systemic exposure and the risk of adverse effects, and to enable convenient use of the product outside of the hospital setting. The aerosolized IV form of vancomycin, administered by nebulization, has been used in multiple published small clinical studies, mainly to treat ventilator-associated pneumonia in an intensive care setting. In these studies, and case reports, nebulized vancomycin had good antibacterial efficacy and was generally well tolerated. According to our research, in recent years many of the leading CF centers in the U.S. have explored the use of inhaled vancomycin to treat MRSA on a chronic basis, by nebulizing the IV form of vancomycin. The experience gained from this type of treatment has been encouraging and provides anecdotal reports of the safety and clinical utility of inhaled vancomycin for a period of several years in some patients. Similarly, in the 1990’s, nebulized IV tobramycin was explored as a treatment of pseudomonas infections in people living with CF. This exploration resulted in the development of the most widely used inhaled antibiotic worldwide, TOBI, which is a cornerstone of chronic treatment of pseudomonas lung infection in CF.

We believe that inhaled antibiotics, as well as other palliative treatments, will continue to have a central role in the management of CF. Various disease modifying drugs, such as CF Transmembrane Conductance Regulator (“CFTR”) modulators, that attempt to address the underlying cause of CF, (i.e., restore or improve the function of the CFTR protein that is defective or dysfunctional in individuals living with CF) have recently been launched. Such disease-modifying drugs, on average, result in improvement in lung function and, potentially, slow the rate of lung function decline. Nevertheless, patients on these drugs are expected to continue to have chronic infections that require antibiotic treatment, and their lung function is expected to continue to decline. Feedback from the CF Foundation and key opinion leaders suggests that managing chronic infection and inflammation continue to be key challenges in the management of CF and addressing these issues should remain a high priority for new drug development.

AeroVanc Product Description

AeroVanc is a novel inhaled formulation of vancomycin being developed for the treatment of persistent MRSA lung infection in individuals with CF. Vancomycin is a glycopeptide antibiotic that was discovered in the mid-1950’s and is commonly used in the prophylaxis and treatment of infections caused by gram-positive bacteria. Vancomycin acts by inhibiting proper cell wall synthesis of aerobic and anaerobic gram-positive bacteria and is generally not active against gram-negative bacteria.

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

We anticipate that AeroVanc, if approved, will be used predominantly to suppress chronic MRSA lung infection which has the potential to improve patients’ lung function and respiratory symptoms, and to prolong the time to pulmonary exacerbation and need of systemic antibiotics. AeroVanc would not be intended to replace IV vancomycin or other IV antibiotics in the treatment of acute pulmonary exacerbations associated with MRSA. However, long-term AeroVanc use has the potential to reduce the occurrence of these exacerbations and, thereby, reduce the need for IV treatments and hospitalizations.

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

AeroVanc Key Advantages

There are a number of important characteristics that, we believe, contribute to AeroVanc’s overall clinical profile and may facilitate regulatory approval and, potentially, successful commercialization. Specifically, AeroVanc offers:

•	A strong product foundation that applies both a previously approved active drug substance and drug delivery technology.

•

High concentration of antibiotic delivered directly to the lungs (the primary site of infection) which, we believe, can result in higher clinical efficacy and reduced systemic toxicity, as compared with oral or IV delivery of antibiotics.

•	Capsule-based powder inhaler that provides a fast and convenient method of administration, which is attractive to the CF population, who have a high treatment burden.

•	Eligibility for strong market protection via orphan drug status, QIDP status, a formulation patent, and an exclusive device supply agreement.

Clinical Development of AeroVanc

Phase 3 Study

AeroVanc is currently being investigated in a pivotal Phase 3 clinical study, called AVAIL, in the U.S. and Canada for the treatment of persistent MRSA lung infection in people living with CF. The study began enrolling patients at U.S. and Canadian clinical sites in late 2017.

AVAIL is currently enrolling approximately 200 patients (150 patients ≤ 21 years old, 50 patients > 21 years old), subject to potential enrollment reductions discussed below, to evaluate the long-term safety of AeroVanc. During Period 1 of the study, patients are randomly assigned in a blinded 1:1 fashion to receive either AeroVanc (30 mg) twice daily, or placebo, by inhalation for 24 weeks or 3 dosing cycles. A dosing cycle is defined as 28 days of treatment followed by 28 days of observation. During Period 2 of the study, patients receive open-label AeroVanc (30 mg) twice daily for an additional 24 weeks or 3 dosing cycles. The primary endpoint is the mean absolute change in FEV1 percent predicted from baseline, which will be analyzed sequentially at week 4 (the end of Cycle 1), week 12 (the end of Cycle 2), and at week 20 (the end of Cycle 3). Analysis of the primary endpoint will be based on patients 6‒21 years of age. Secondary endpoints include: (i) time-to-use of another antibiotic medication (oral, IV, and/or inhaled) for pulmonary infection, (ii) the number of successful FEV1-response cycles a patient achieves over Period 1 (weeks 4, 12, and 20), (iii) relative change from baseline in FEV1 percent predicted at weeks 4, 12, and 20, (iv) change from baseline Cystic Fibrosis Questionnaire-Revised scores at weeks 4, 12, and 20 and (v) change from baseline in Cystic Fibrosis Respiratory Symptom Diary-Chronic Respiratory Symptom Score scores at weeks 4, 12, and 20.

We will continue to enroll patients in the AVAIL study until Q2 2020. We anticipate enrolling approximately 140-145 out of the expected 150 patients in the primary analysis population. Top line results from the study are expected in early 2021.

Completed Clinical Studies

Phase 2 Study

In a Phase 2 clinical study in CF patients with persistent MRSA lung infection, AeroVanc met a primary endpoint to reduce MRSA density in sputum and showed encouraging trends of improvement in lung function, prolongation of the time to use of other antibiotics, and improvement in respiratory symptoms, with best responses in patients below 21 years of age. The consistency of the responses across the different endpoints, as well as the magnitude of change in the younger patients, supported the advancement of AeroVanc into a Phase 3 clinical study. The results of the Phase 2 study were summarized and presented to the FDA in an End of Phase 2 Meeting, and the agency subsequently provided detailed guidance on the design and analysis of our current Phase 3 study, which is described above under the heading “Phase 3 study.”

The Phase 2 study evaluated the safety and efficacy of AeroVanc in CF patients with persistently positive MRSA lung infection. The 28-day, randomized, double-blind, placebo-controlled study enrolled 87 patients. Patients received AeroVanc 32 mg twice daily (“BID”) or 64 mg BID, with an eight-week follow-up. The study was conducted at 40 sites in the U.S. Quantitative MRSA cultures from spontaneously expectorated sputum samples were used as the primary endpoint of the study. The average baseline values in both active drug cohorts, as well as the placebo cohorts, were high ranging from 6.78 ‒ 7.65 log 10 colony-forming units (“CFU”) /mL. In the primary endpoint analyses (modified intent-to-treat population), a reduction from baseline in MRSA CFU was observed in the 32 mg and 64 mg dose cohorts pooled, compared to placebo by -0.52 log 10 CFU/mL and -0.06 log 10 CFU/mL for the AeroVanc and placebo doses, respectively (p = 0.0312); in the 64 mg dose cohort by -0.63 log 10 CFU/mL and 0.16 log 10 CFU/mL for the AeroVanc and placebo doses, respectively (p = 0.0145); in the 32 mg dose cohort by -0.25 log 10 CFU/mL and -0.30 log 10 CFU/mL for the AeroVanc and placebo doses, respectively (p = 0.8352).

MICs of vancomycin for MRSA cultured from the sputum samples were determined using a broth microdilution technique at baseline, at each visit during the administration of AeroVanc, as well as at the post-administration follow-up time points. The distribution of MIC values was very narrow, with MIC 50 and MIC 90 both at 0.5 µg/mL at baseline. At baseline, all strains were susceptible to vancomycin, with MIC values of 1 µg/mL, and there were no notable changes in the MIC distribution at any of the time points following the baseline sample. This suggests the susceptibility of MRSA to vancomycin was not affected by the 28 days of pulmonary administration of AeroVanc.

Vancomycin peak and trough concentrations in sputum at Day 8 and Day 29 were in high excess over the generally accepted level of MIC (mean C trough /MIC ratio > 35) after multiple dosings in all patients at both dose levels, with apparent dose-dependency but no notable difference in C trough between the two time points.

The most frequent adverse events reported were respiratory related. The AeroVanc 32 mg BID dose was well tolerated, with no significant difference in adverse events as compared with placebo. However, a higher incidence of adverse events, most frequently consistent with signs and symptoms of bronchoconstriction, and a significantly higher rate of premature study drug discontinuations were seen in adult patients at the 64 mg BID dose, as compared with patients receiving 32 mg of AeroVanc or placebo. Discontinuations were most commonly due to drug intolerability (mainly bronchoconstriction and/or chest tightness) or pulmonary exacerbation and typically occurred within the first two weeks from the start of drug administration.

Based on the observed clinical results in the 32 mg cohort of patients below 21 years of age, the high vancomycin concentrations in sputum observed at both dose levels, and the high frequency of discontinuation in adult patients at the 64 mg dose, the Phase 3 study is further evaluating the 32 mg dose and enrollment is focused on patients below 21 years of age.

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

Commercialization

We own exclusive rights to Molgradex and AeroVanc in the U.S. and all other major markets, except for Japan, where we have licensed the Molgradex rights to Nobelpharma Co., Ltd. (“Nobelpharma”), located in Tokyo, Japan, and which is described further below. We recently received notification from Nobelpharma of its intent to terminate the license agreement which will be effective on August 21, 2020. However, we continue plan to pursue clinical and regulatory approvals for our products in the U.S. and EU, and to independently commercialize AeroVanc and Molgradex in the U.S. In doing so, we may engage with strategic partners to help implement optimal sales and promotion activities. Our commercialization strategy will target key prescribing physicians, as well as provide patients with support programs to ensure product access. Pending EMA approval, we expect to commercialize Molgradex and AeroVanc in certain key markets in the EU and may engage with strategic partners to optimize sales and promotion activities in the remaining EU territories.

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

PARI Pharma GmbH

In November 2014, Serendex, predecessor-in-interest to our Savara ApS subsidiary, entered into a license and collaboration agreement related to Molgradex with PARI Pharma GmbH (“PARI”), (collectively the “PARI License Agreement”), which we assumed as part of the Serendex Acquisition (as defined in Item 1, subheading “Acquisition of Serendex Pharmaceuticals,” of this report). Under the PARI License Agreement, we have a worldwide, exclusive license to commercialize PARI’s investigational eFlow Nebulizer device for the pulmonary delivery of any liquid formulation containing Human Granulocyte Macrophage Colony Stimulating Factors (“hGM-CSF”) as the sole active pharmaceutical ingredient for nebulization for aPAP. Additionally, we have the option to change the device, subject to certain conditions, to PARI’s eFlow Technology Nebulizer CS and, until marketing approval, the option to negotiate an extension to the license to cover commercialization of the drug for pulmonary delivery via the PARI eFlow Inline device for the treatment of certain other indications.

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

In April 2015, Serendex entered into a commercial supply agreement with PARI (the “PARI Supply Agreement”) related to the supply of the investigational PARI eFlow Technology Nebulizer and related accessories for commercial use with our products after marketing approval is obtained. We assumed the PARI Supply Agreement as part of the Serendex Acquisition (as defined in Item 1, subheading “Acquisition of Serendex Pharmaceuticals,” of this report). Pursuant to the terms of the PARI Supply Agreement, we are obligated to purchase from PARI (i) within the European Economic Area, (a) during the first five years from marketing approval, all of our requirements for the device and related accessories and (b) thereafter 80% and (ii) in the rest of the world, all of our requirements during the PARI Royalty Period. Pricing is on a per unit basis, with a reduction in price once purchasing volumes reach over 5,000 for devices and starter kits and over 40,000 for nebulizer handsets in a twelve-month period.

GEMA Biotech S.A.

On April 26, 2019, we entered into a Manufacture and Supply Agreement (the “GEMA Agreement”) with GEMABIOTECH SAU, a corporation organized under the laws of Argentina (“GEMA”), pursuant to which GEMA will supply the active pharmaceutical ingredient for our Molgradex product (the “API”). The Agreement supersedes the Supply and License Agreement between Savara ApS (as defined in Item 1, subheading “Acquisition of Serendex Pharmaceuticals,” of this report) and GEMA dated December 10, 2012, as amended on February 22, 2016 and September 20, 2017.

Under the GEMA Agreement, GEMA shall manufacture and supply the API exclusively for us for commercial sale and continue to supply the API to us for clinical studies and research and development activities. Pursuant to the terms of the GEMA Agreement, GEMA agreed to undertake the actions required to comply with the requirements of the FDA and other similar regulatory authorities and obtain the approvals necessary to manufacture and supply the API to us for commercial sale. Additionally, GEMA transferred and assigned to us all right, title and interest in and to the master cell bank and working cell bank necessary to produce the API.

As consideration for the rights granted by GEMA, we are required to pay GEMA an agreed upon price per vial of 1 gram of the API. Additionally, we are obligated to make milestone payments to GEMA upon (i) the effective date of the GEMA Agreement, (ii) completion of certain developmental activities, (iii) successful completion of an audit by the FDA, and (iv) marketing approval of a product containing the API. If we successfully commercialize a product containing the API in a country, we must pay GEMA a single digit percentage royalty on annual net sales. We are obligated to make such royalty payments until the earlier of (i) 10 years after the first receipt of marketing approval for the product in that country or (ii) the date a biosimilar of such product is first sold in that country.

The term of the GEMA Agreement continues until the twentieth anniversary of the date of receipt of marketing approval for a product containing the API in any country and may be extended for additional twelve-month terms by the agreement of both parties. We may terminate the GEMA Agreement immediately if (i) products containing the API will not be sold or will be withdrawn from the market, (ii) the FDA or other regulatory authority withdraws marketing approval for or fails to approve products incorporating the API, (iii) three or more batches of API supplied in any six month period fail to conform to specifications, (iv) GEMA receives notice of deficiencies in its manufacturing and fails to adequately respond, or (v) GEMA fails to achieve compliance with the requirements of the FDA and other regulatory authorities necessary to manufacture and supply the API to the Company for commercial sale.

Patheon UK Limited

On June 26, 2019, we entered into a Master Manufacturing Services Agreement (the “Master Manufacturing Agreement”) with Patheon UK Limited (“Patheon”). The Master Manufacturing Agreement governs the general terms under which Patheon, or one of its affiliates, will provide manufacturing services to us for the drug products specified by us from time to time.

We expect to enter into one or more related Product Agreements (each a “Product Agreement”) pursuant to the Master Manufacturing Agreement to govern the terms and conditions of Patheon’s manufacture of commercial supplies of Molgradex, our lead product candidate. Pursuant to the Master Manufacturing Agreement, we have agreed to order from Patheon at least a certain percentage of our commercial requirements for a product under a Product Agreement. Each Product Agreement that the we may enter into from time to time will be governed by the terms of the Master Manufacturing Agreement, unless expressly modified in such Product Agreement.

The Master Manufacturing Agreement has an initial term ending December 31, 2024, and will automatically renew after the initial term for successive terms of two years each if there is a Product Agreement in effect, unless we give notice of our intention to terminate the Master Manufacturing Agreement at least 12 months prior to the end of the then current term or Patheon gives notice of its intention to terminate the Master Agreement at least 24 months prior to the end of the then current term. Unless otherwise agreed in a Product Agreement, Product Agreements will automatically renew after the initial term for successive terms of two years each unless either party gives notice of its intention to terminate a Product Agreement at least 18 months prior to the end of its then current term.

Either party may terminate the Master Manufacturing Agreement or a Product Agreement upon written notice if the other party (i) has failed to remedy a material breach within a specified time or (ii) is declared insolvent or bankrupt, voluntarily files a petition of bankruptcy or assigns such agreement for the benefit of creditors. We may terminate a Product Agreement upon 30 days’ prior written notice if any governmental agency takes any action that prevents the Company from selling the relevant product in the relevant territory or upon six months’ prior written notice if it does not intend to order manufacturing services due to a product’s discontinuance in the market. Patheon may terminate the Master Manufacturing Agreement or a Product Agreement if we assign such agreement to an assignee that is unacceptable to Patheon for certain reasons, for failure of our timely payment of invoices, or if we forecast zero volume for six months.

Nobelpharma Co., Ltd.

Serendex entered into a license agreement on May 12, 2016, as assumed by us in the Serendex Acquisition (as defined in Item 1, subheading “Acquisition of Serendex Pharmaceuticals,” of this report), which was amended on June 4, 2018 (the “Nobelpharma Agreement”), with Nobelpharma Co. Ltd. (“Nobelpharma”) under which Nobelpharma received an exclusive right to import, market, sell, distribute and promote Molgradex in Japan for the treatment of aPAP. In return, Nobelpharma will pay us marketing and regulatory-based milestone payments totaling $10.5 million and sales-based royalties equal to thirty-five percent (35%) of the National Health Insurance price determined by the Ministry of Health Labor and Welfare in Japan.

Pursuant to the Nobelpharma Agreement, we are obligated to fund Nobelpharma fifty percent (50%), up to a maximum of approximately $0.8 million, of the external costs associated with specific regulatory and filing activities to be conducted by Nobelpharma regarding the commercialization of Molgradex for the treatment of aPAP in Japan. We received notification from Nobelpharma of its termination of the license agreement effective on August 21, 2020.

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

Under the accelerated approval program, the FDA may approve an NDA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the U.S. Food and Drug Administration Safety and Innovation Act, which was enacted and signed into law in 2012, established breakthrough therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors may request the FDA to designate a breakthrough therapy at the time of or any time after the submission of an IND, but ideally before an end-of-phase 2 meeting with the FDA. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller or more efficient clinical trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough designation also allows the sponsor to file sections of the NDA for review on a rolling basis. We may seek designation as a breakthrough therapy for some or all of our product candidates. On December 23, 2019, the FDA awarded us breakthrough therapy designation for Molgradex for the treatment of aPAP.

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

Breakthrough Designation

In December 2019, the FDA granted the use of Molgradex for the treatment of aPAP program Breakthrough Therapy Designation which provides a process for expediting the development and review of drugs that are intended to treat a serious condition and for which preliminary evidence indicates that the drug may demonstrate substantial improvement over the available therapy.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Physician Payments Sunshine Act, known as “Open Payments” and implemented as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposed new reporting requirements on certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Covered manufacturers are required to collect and report detailed payment data and submit legal attestation to the accuracy of such data to the government each year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $179,495 per year (or up to an aggregate of $1,176,638 per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. On October 24, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”) extends the reporting and transparency requirements under Open Payments to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments made in 2021). Additionally, entities that do not comply with mandatory reporting requirements may be subject to a corporate integrity agreement. Certain states also mandate implementation of commercial compliance programs, impose restrictions on covered manufacturers’ marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include, among others, the Budget Control Act of 2011, which mandates aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013, and due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect additional challenges and amendments in the future. The Trump Administration and the U.S. Congress may take further action regarding the Affordable Care Act, including, but not limited to, repeal or replacement. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the ACA are invalid. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the healthcare industry or our business operations. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

We own issued patents and additional pending patent applications worldwide for a proprietary formulation of AeroVanc. The patents and pending applications are derived from a PCT application (Pub. No. WO2012159103) entitled “Dry Powder Vancomycin Compositions and Associated Methods.” In February 2017, the United States Patent and Trademark Office issued United States Patent No. 9,572,774 for “Dry Powder Vancomycin Compositions and Associated Methods” which will provide key intellectual property protection in the U.S. for the AeroVanc program and will expire no earlier than 2032. This affords us important composition of matter protection for our AeroVanc program in the U.S., the largest market for the product, and is a key component of our market protection strategy which also includes Orphan Drug and QIDP protection. We also have corresponding patent applications for AeroVanc in different stages of prosecution in other key markets throughout the world. As of December 31, 2019, patents have issued in the U.S., Canada, Australia, China, Israel, Japan, Mexico, New Zealand, South Korea and Singapore.  As of December 31, 2019, we have patent applications pending in the U.S., Argentina, Brazil, Europe, Hong Kong and India.

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

Employees

As of March 12, 2020, we had 39 full-time employees and one part-time employee, as well as several full-time or part-time consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Acquisition of Serendex Pharmaceuticals

On July 15, 2016, we completed an acquisition (the “Serendex Acquisition”) through a Business Transfer Agreement, dated May 13, 2016 (the “BTA”) under which we acquired certain assets, including Molgradex (an inhalation formulation of recombinant human GM-CSF for the treatment of aPAP), liabilities, employees, and subsidiaries of Serendex Pharmaceuticals A/S (“Serendex”), a public limited company organized under the laws of Denmark. The purchase price consists of 1,965,400 shares of our common stock and $21.5 million of contingent cash consideration based upon the achievement of certain milestones (the “Milestone Payments”). On May 27, 2019, we entered into an Amendment (the “BTA Amendment”) to the BTA between Aravas, our wholly owned subsidiary, and Serenova A/S, formerly Serendex Pharmaceuticals A/S (“Serenova”). The BTA Amendment modifies the BTA Agreement to provide for the issuance of 1,105,216 shares of our common stock (the “Settlement Shares”), which represented the equivalent of $12.5 million in shares of our common stock based on the volume weighted-average trading price of our common stock for the ten trading days ending May 23, 2019, within five business days of the effective date of the BTA Amendment in lieu of the Milestone Payments. The BTA Amendment further provides that Serenova will not sell, contract to sell, or otherwise transfer or dispose of the Settlement Shares until the earlier of (i) marketing approval of our Molgradex product by the FDA or (ii) twelve months following the date of the BTA Amendment.

2017 Merger and Corporate Information

On April 27, 2017, Savara completed its business combination through a reverse merger with Mast Therapeutics, Inc. (“Mast”), a publicly held company, in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated January 6, 2017 (the “Merger”). In connection with the Merger, Mast changed its name to Savara Inc. Pre-Merger Savara was formed as a corporation in Delaware in 2007. Mast was originally incorporated in Delaware in December 1995.

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

Risks Related to Our Capital Requirements and Financial Condition

We have incurred significant losses since inception and expect that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We are a clinical development-stage biopharmaceutical company and we have not been profitable since we commenced operations and may not ever achieve profitability. In addition, we have limited history as an organization and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have not obtained any regulatory approvals for any of our product candidates, commercialized any of our product candidates, or generated any product revenue. We have devoted significant resources to research and development and other expenses related to our ongoing clinical trials and operations, in addition to acquiring product candidates.

For the year ended December 31, 2019, we incurred a net loss of $78.2 million, and net cash used in operating activities was $45.1 million. At December 31, 2019, our cash, cash equivalents and short-term investment securities were $121.8 million, and working capital was $113.2 million. At December 31, 2019, we had an accumulated deficit of $207.9 million. We expect to continue to incur substantial operating losses for the next several years as we seek to advance our product candidates through clinical development, global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve.

We will require additional financing to obtain regulatory approval for Molgradex and AeroVanc, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development efforts or other operations.

Since our Aravas subsidiary was formed in 2007, most of our resources have been dedicated to the development and acquisition of our product candidates, Molgradex and AeroVanc.  Under our current operating plan, we believe that our existing capital resources will be sufficient to fund our planned operations into 2022. However, we may raise additional capital, including through our “at the market offering” program to fund new studies, including an additional Phase 3 for Molgradex in aPAP, programs, or acquisitions, or to address changes in our existing development programs. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

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

Additional capital may not be available when we need it, on terms that are acceptable to us or at all. If adequate funds are not available to us on a timely basis, we will be required to delay, limit, reduce, or terminate our establishment of sales and marketing, manufacturing or distribution capabilities, development activities, other activities that may be necessary to commercialize our product candidates, or conduct preclinical or clinical studies.

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams, or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our stockholders will be diluted and the terms of any new equity securities may have preferential rights over our common stock. In particular, due to the price per share of our common stock, any sale of our equity securities to raise significant capital would result in substantial ownership dilution to our stockholders. If we raise additional capital through debt financing, it may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures, or subject to specified financial ratios, any of which could restrict our ability to develop and commercialize our product candidates or operate as a business.

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

If we engage in acquisitions of companies, products or technologies in order to execute our business strategy, we may need to raise additional capital. We may raise additional capital in the future through one or more financing vehicles that may be available to us including (i) new collaborative agreements; (ii) expansions or revisions to existing collaborative relationships; (iii) private financings; (iv) other equity or debt financings; (v) monetizing assets; and/or (vi) the public offering of securities.

If we are required to raise additional capital in the future, it may not be available on favorable financing terms within the time required, or at all. If additional capital is not available on favorable terms when needed, we will be required to raise capital on adverse terms or significantly reduce operating expenses through the restructuring of our operations or deferral of strategic business initiatives. If we raise additional capital through a public offering of securities or equity, a substantial number of additional shares may be issued, which may negatively affect our stock price and these additional shares will dilute the ownership interest of our current investors.

Our loan agreement contains covenants which may adversely impact our business; the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

On April 28, 2017, we entered into a Loan and Security Agreement, as subsequently amended on October 31, 2017, December 4, 2018, and January 31, 2020 between us and Aravas, as co-borrowers, and Silicon Valley Bank (the “Amended Loan Agreement”). The Amended Loan Agreement includes a number of restrictive covenants, including restrictions on incurring additional debt, making investments, granting liens, disposing of assets, paying dividends, and redeeming or repurchasing capital stock, subject to certain exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisitions or engage in other transactions. In addition, the Amended Loan Agreement includes covenants requiring, among other things, that we provide financial statements, comply with all laws, pay all taxes, and maintain insurance and the satisfaction of an equity-based milestone. If we are not able to comply with these covenants, the outstanding loans under the Amended Loan Agreement could become immediately due and payable and would have a material adverse effect on our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

We have significant IPR&D and future impairment of IPR&D may have a significant adverse impact on our future financial condition and results of operations. Our goodwill was fully impaired during the year ended December 31, 2019.

As of December 31, 2019, we had IPR&D of approximately $11.1 million. These intangible assets have been previously impaired and remain subject to additional impairment analyses whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill, if any, and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to our consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations. We will continue to evaluate our intangible assets for potential impairment in accordance with our accounting policies. For instance, we determined that a triggering event occurred during the second and fourth quarter of 2019. In each instance, our stock price experienced significant declines requiring the impairment testing of our goodwill which resulted in an impairment charge of $7.4 million in the second quarter of 2019 and $19.4 million in the fourth quarters of 2019, reducing the carrying value of our goodwill to its fair value, which was determined to be zero. (See Note 2 of the consolidated financial statements).

Events giving rise to impairment are difficult to predict and are an inherent risk in the pharmaceutical industry. Some of the potential risks that could result in impairment of our goodwill and IPR&D include negative clinical study results, adverse regulatory developments, delay or failure to obtain regulatory approval, additional development costs, changes in the manner of our use or development of our product candidates, competition, earlier than expected loss of exclusivity, pricing pressures, higher operating costs, changes in tax laws, prices that third parties are willing to pay for our IPR&D or similar assets in an arm’s-length transaction being less than the carrying value of our IPR&D, and other market and economic environment changes or trends. Events or changes in circumstances may lead to significant impairment charges on our goodwill, if any, and/or IPR&D in the future, which could materially adversely affect our financial condition and results of operations.

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

The topline results of the Molgradex Phase 3 clinical study for the treatment of aPAP, designated as IMPALA, were announced on June 12, 2019. The study did not meet its primary endpoint of alveolar-arterial oxygen gradient (“A-aDO2”) compared to placebo. The continuous treatment arm (Molgradex 300 µg administered once daily continuously over 24 weeks) did show a 12.1 mmHG improvement which is similar to what has been observed in previously published studies, but a larger-than-expected placebo effect was also seen (8.8 mmHg improvement). However, results from IMPALA did show statistically significant improvement in two secondary endpoints: The St. George’s Respiratory Questionnaire (“SGRQ”) and diffusing capacity of the lungs for carbon monoxide (“DLCO”). Two other secondary endpoints were numerically in favor of the continuous dosing arm of Molgradex but were not statistically significant (six-minute walk distance and time to whole lung lavage), while adverse event frequencies were similar between the treatment arms and placebo.

On October 1, 2019, we received a written response from the FDA in connection with a Type C meeting regarding the Molgradex development program for aPAP and results from the IMPALA study in which the FDA indicated that the data provided in the briefing package for the Type C meeting did not provide sufficient evidence of efficacy and safety.

On December 23, 2019, the FDA granted us Breakthrough Therapy designation for Molgradex for the treatment of aPAP, a process designed to expedite the development and review of drugs that are intended to treat a serious condition and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). As such, we are working to determine the next steps for our Molgradex development program focusing on the scope and design of an additional Phase 3 study. The timing and cost of commencement and the likelihood of success of such additional Phase 3 study is currently not known.

The Molgradex studies for (i) the treatment of NTM lung infection, designated as OPTIMA, and the treatment of NTM lung infection in people living with CF, designated ENCORE, are in Phase 2a development. The AeroVanc Phase 3 study, designated as AVAIL, started in the U.S. and Canada in the third quarter of 2017. We anticipate enrolling approximately 140-145 out of the expected 150 patients in the primary analysis population. Top line results from the study are expected in the first half of 2021

Clinical testing is expensive, can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process as demonstrated by our recent IMPALA study results. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

Given the developmental nature of our product candidates, we are subject to risks associated with initiating, completing, and achieving positive outcomes from our current and future clinical trials, including:

•	slow implementation, enrollment, and completion of the clinical trials;
•	inability to enroll enough patients in the clinical trials;
•	low patient compliance and adherence to dosing and reporting requirements, for example, incomplete reporting of patient reported outcomes in the clinical trials or missed doses;
•	lack of safety and efficacy in the clinical trials;
•	delays in manufacture of supplies for both drug and device components due to delays in formulation, process development, or manufacturing activities;
•	requirements for additional nonclinical or clinical studies based on changes to formulation and/or changes to regulatory requirements; and
•	requirements for additional clinical studies based on inconclusive or negative clinical results or changes in market, standard of care, and/or regulatory requirements.

If we successfully complete the necessary clinical trials for our product candidates, our success will be subject to the risks associated with obtaining regulatory approvals, product launch, and commercialization, including:

•	FDA rejection of our NDA and Biologics License Application (“BLA”) submissions for our product candidates;
•	regulatory rejection in the EU, Japan, and other markets;
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

We outsource the manufacture of our product candidates and do not plan to establish our own manufacturing facilities. To manufacture our product candidates, we have made numerous custom modifications at contract manufacturing organizations (“CMOs”), making us highly dependent on these CMOs. For clinical and commercial supplies, if approved, we have supply agreements with third party CMOs for drug substance, finished drug product, drug delivery devices and other necessary components of our product candidates. While we have secured long-term commercial supply agreements with many of the third party CMOs, we would need to negotiate agreements for commercial supply with several important CMOs, and we may not be able to reach agreement on acceptable terms. In addition, we rely on these third parties to conduct or assist us in key manufacturing development activities, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials, and conducting stability testing, among other things. If these third parties are unable to perform their tasks successfully in a timely manner, whether for technical, financial, or other reasons, we may be unable to secure clinical trial material, or commercial supply material if approved, which likely would delay the initiation, conduct, or completion of our clinical studies or prevent us from having enough commercial supply material for sale, which would have a material and adverse effect on our business. For example, in December 2019, a novel strain of COVID-19 coronavirus was reported to have surfaced in Wuhan, China, the impacts of which are unknown and rapidly evolving. The extent to which the coronavirus impacts our ability to procure sufficient supplies for the development and commercialization of our products and product candidates will depend on the severity and duration of the spread of the coronavirus, and the actions undertaken to contain the coronavirus or treat its effects.

All manufacturers of our clinical trial material and, if approved, commercial product, including drug substance manufacturers, must comply with cGMP requirements enforced by the FDA through its facilities inspection program and applicable requirements of foreign regulatory authorities. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our clinical trial material may be unable to comply with these cGMP requirements and with other FDA, state, and foreign regulatory requirements. While we and our representatives generally monitor and audit our manufacturers’ systems, we do not have full control over their ongoing compliance with these regulations. Although the responsibility to maintain cGMP compliance is shared between us and the third-party manufacturer, we bear ultimate responsibility for our supply chain and compliance with regulatory standards. Failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay or failure to obtain product approval, product seizure or recall, or withdrawal of product approval.

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

The CROs that we engage to execute our clinical studies play a significant role in the conduct of the studies, including the collection and analysis of study data, and we likely will depend on CROs and clinical investigators to conduct future clinical studies and to assist in analyzing data from completed studies and developing regulatory strategies for our product candidates. Individuals working at the CROs with which we contract, as well as investigators at the sites at which our studies are conducted, are not our employees, and we have limited control over the amount or timing of resources that they devote to their programs. In addition, our CROs may be affected by business or workforce interruptions for many reasons, including as a result of an outbreak of the coronavirus or another infectious disease, over which they and we have limited control. If our CROs, study investigators, and/or third-party sponsors fail to devote sufficient time and resources to studies of our product candidates, if we and/or our CROs do not comply with all GLP and GCP regulatory and contractual requirements, or if their performance is substandard, we may delay commencement and/or completion of these studies, submission of applications for regulatory approval, regulatory approval, and commercialization of our product candidates. Failure of CROs to meet their obligations to us could adversely affect development of our product candidates.

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

As of March 12, 2020, we had 39 full-time employees, including 28 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance, and other resources to manage our operations and clinical trials, continue our development activities, and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers, and other organizations.

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

We rely on information technology (“IT”) systems, including third-party “cloud based” service providers, to keep financial records, maintain laboratory data, clinical data and corporate records, communicate with staff and external parties, and operate other critical functions. This includes critical systems such as email, other communication tools, electronic document repositories, and archives. If any of these third-party IT providers are compromised due to computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication failures, electrical failures, cyber-attacks, or cyber-intrusions over the internet, then sensitive emails or documents could be exposed or deleted. Similarly, we could incur business disruption if our access to the internet is compromised and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion by computer hackers, foreign governments, or cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, we rely on those third parties to safeguard important confidential personal data regarding our employees and patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in a third-party IT provider’s operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in loss or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidates could be delayed or could fail. We have experienced and may continue to experience attempts to breach our security and attempts to introduce malicious software into our IT systems; however, to date and to our knowledge, such attacks have not resulted in any material damage to us.

We are continually working to maintain reliable systems to control costs and improve our operations. Our efforts include, but are not limited to, the following: firewalls, antivirus protection, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning, and routine password modifications. Our internal IT systems environment continues to evolve and our business policies and internal security controls may not keep pace as new threats emerge.  No assurance can be given that our efforts to continue to enhance our systems will be successful.

If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business.

A number of state, national, and foreign laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. Due to our Danish subsidiary, Savara ApS, our clinical trial activities, and operations in Europe, we are subject to data protection laws in the EU, including the General Data Protection Regulation (“GDPR”). The GDPR, which became effective on May 25, 2018, has caused the EU requirements for the protection of personal data to become more stringent and increased the penalties for noncompliance. Penalties can consist of fines up to 20 million euros or 4% of global annual revenues, whichever is higher. As a result, we have been required to implement additional mechanisms to ensure compliance with the new EU data protection rules, which may cause us to incur additional costs. Similarly, in June 2018, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020. The CCPA, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights to opt-out of certain sales of personal information. The CCPA creates a private right of action for statutory damages for certain breaches of information. The California Attorney General has proposed regulations under the CCPA, but these regulations have yet to be finalized. Aspects of the CCPA and its interpretation and enforcement remain unclear at this time. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA. We may be required to implement additional mechanisms to comply with the CCPA or such other state laws, which may be difficult to implement and may require us to incur additional costs.

If we or our vendors fail to comply with applicable data privacy laws, including the GDPR or the CCPA, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted.

If we or our vendors fail to comply with applicable data privacy laws, including the GDPR, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted.

Our operations and financial results could be adversely impacted by might be interrupted by the occurrence of a natural disaster, war, system malfunction, terrorism, war, telecommunication and electrical failures or other catastrophic event, or public health crises, such as the 2019 Novel Coronavirus (COVID-19) outbreak in China and the rest of the world including the United States.

Our corporate headquarters is located in a single commercial facility in Austin, Texas, USA. We maintain a second office in a single commercial facility in Denmark where many of our product development staff are located. Important documents and records, including copies of our regulatory documents and other records for our product candidates, are located both at a secure offsite document storage facility as well at our own facilities and we depend on our facilities for the continued operation of our business. Natural disasters and other catastrophic events, such as wildfires and other fires, earthquakes and extended power interruptions, terrorist attacks, public health crises, or severe weather conditions could significantly disrupt our operations and result in additional, unplanned expense. As a small company with limited resources, we have not prepared or implemented a formal business continuity or disaster recovery plan and any natural disaster or catastrophic event could disrupt our business operations and result in setbacks to our development programs. Even though we believe we carry commercially reasonable insurance, we might suffer losses that are not covered by or exceed the coverage available under these insurance policies.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and supply chain as well as travel restrictions in many countries. While the extent of the impact of the current COVID-19 coronavirus outbreak on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 coronavirus outbreak could have a negative impact on our business, financial condition and operating results. As a result of the COVID-19 coronavirus outbreak, there could be delays in the manufacturing supply chain for our product candidates, including delays in procurement of materials for certain of our clinical studies due to the outbreak, delays in clinical trials or recruitment, or in a more severe scenario, our business, financial condition and operating results could be more severely affected. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to our business of the COVID-19 coronavirus is difficult to predict.

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

There is significant risk that ongoing and future clinical studies of our product candidates are unsuccessful such as the recently announced results of the IMPALA study. Negative or inconclusive results could cause the FDA and other regulatory authorities to require us to repeat or conduct additional clinical studies, which could significantly increase the time and expense associated with development of that product candidate or cause us to elect to discontinue one or more clinical programs. For example, as a result of our IMPALA study results and related correspondence from the FDA, we are planning an additional Phase 3 study of Molgradex for the treatment of aPAP. Failure to complete a clinical study of a product candidate or an unsuccessful result of a clinical study could have a material adverse effect on our business.

Molgradex and AeroVanc have received Orphan Drug Designation by the FDA and Molgradex has also received Orphan Drug Designation in Europe. While orphan designation provides certain benefits, there are also associated risks.

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

Patient enrollment, a critical component to successful completion of a clinical study, is affected by many factors, including the size and nature of the study population, the proximity of patients to clinical sites, the eligibility criteria for the study, the design of the clinical study, ongoing studies competing for the same patient population and clinicians and patients’ perceptions as to the potential advantages of the drug being studied in relation to available alternatives, including therapies being investigated by other companies which may be viewed as more beneficial or important to study, fear of being randomized to the placebo arm, and changes in standard of care. Challenges to complete enrollment can be exacerbated in orphan indications, like those being pursued by us, with a limited number of qualifying patients and the lack of clinical sites with the necessary expertise and experience to conduct our studies. Further, completion of a clinical study and/or its results may be adversely affected by failure to retain patients who enroll in a study but withdraw due to adverse side effects, perceived lack of efficacy, belief that they are on placebo, improvement in condition before treatment has been completed, for personal reasons, without reason, or by patients who fail to return for or complete post-treatment follow-up. We are currently experiencing slower than expected enrollment in our Phase 3 AeroVanc study due to several factors including patient availability and patients experiencing exacerbations prior to randomization, and therefore, precluding them from enrolling in the study. The COVID-19 coronavirus outbreak may cause further delays in our clinical trials and have a negative impact on our business, financial condition and operating results.

Clinical studies may not begin on time or be completed in the time frames we anticipate and may be costlier than we anticipate for a variety of reasons, including one or more of those described above. The length of time necessary to successfully complete clinical studies varies significantly and is difficult to predict accurately. We may make statements regarding anticipated timing for completion of enrollment in and/or availability of results from our clinical studies, but such predictions are subject to a number of significant assumptions and actual timing may differ materially for a variety of reasons, including patient enrollment rates, length of time needed to prepare raw study data for analysis and then to review and analyze it, and other factors described above. If we experience delays in the completion of a clinical study, if a clinical study is terminated, or if failure to conduct a study in accordance with regulatory requirements or the study’s protocol leads to deficient safety and/or efficacy data, the regulatory approval and/or commercial prospects for our product candidates may be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical studies likely will increase our development costs. Further, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies have in the past and may in the future ultimately lead to the denial of regulatory approval of a product candidate. Even if we ultimately commercialize our product candidates, the standard of care may have changed or other therapies for the same indications may have been introduced to the market in the interim and may establish a competitive threat to us or diminish the need for our products.

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

In addition, a clinical study may be suspended or terminated by us, an IRB, a data safety monitoring board, the FDA, or other regulatory authorities due to a number of factors, including:

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

Pharmaceutical products generally are subject to rigorous nonclinical testing and clinical studies and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or materially influence the manufacturing, safety, labeling, storage, record keeping, and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations is time-consuming and requires the expenditure of substantial resources. Molgradex is currently in Phase 3 clinical testing in the U.S., Europe, and Japan. The clinical study results were released by us on June 12, 2019 and did not meet all of the statistical goals and protocol end points. On October 1, 2019, we received a written response from the FDA in connection with a Type C meeting regarding the Molgradex development program for aPAP and results from the IMPALA Phase 3 study in which the FDA indicated that the data provided in the briefing package for the Type C meeting did not provide sufficient evidence of efficacy and safety for the treatment of aPAP. On December 23, 2019, the FDA provided communication to us regarding the granting of Breakthrough Therapy designation, a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on clinically significant endpoint(s), for Molgradex for the treatment of aPAP. As such, we are working with the FDA and EMA to determine the scope and design of an additional Phase 3 study for the Molgradex development program for the treatment of aPAP. The scope, powering, cost, and timing of the additional study is not currently definitive, but the additional Phase 3 study will require us to expend substantial additional resources, significantly extend the timeline for clinical development prior to market approval, and may result in failure to achieve the clinical development of Molgradex for the treatment of aPAP.

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

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug, including Molgradex and AeroVanc. Regardless of any guidance the FDA or foreign regulatory agencies may provide a drug’s sponsor during its development, the FDA or foreign regulatory agencies retain complete discretion in deciding whether to accept an NDA or BLA or the equivalent foreign regulatory approval submission for filing or, if accepted, whether to approve an NDA or BLA. There are many components to an NDA or BLA or marketing authorization application submission in addition to clinical study data. For example, the FDA or foreign regulatory agencies will review the sponsor’s internal systems and processes, as well as those of its CROs, CMOs, and other vendors, related to development of its product candidates, including those pertaining to its clinical studies and manufacturing processes. Before accepting an NDA or BLA for review or before approving the NDA or BLA, the FDA or foreign regulatory agencies may request that we provide additional information that may require significant resources and time to generate and there is no guarantee that our product candidates will be approved for any indication for which we may apply. The FDA or foreign regulatory agencies may choose not to approve an NDA or BLA for a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development its product candidates. Even if one or more Phase 3 clinical studies are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA or foreign regulatory agencies may not consider efficacy and safety data from the submitted studies adequate scientific support for a conclusion of effectiveness and/or safety and may require one or more additional Phase 3 or other studies prior to granting marketing approval. If this were to occur, the overall development cost for the product candidate would be substantially greater and competitors may bring products to market before us, which could impair our ability to generate revenues from the product candidates, or even seek approval, if blocked by a competitor’s Orphan Drug exclusivity, which would have a material adverse effect on our business, financial condition, and results of operations.

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, U.S. federal government shut-downs or budget sequestrations, such as ones that occurred during January 2018 and December 2018 through January 2019, may result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Further, regulatory oversight and actions may be disrupted or delayed in regions particularly impacted by the coronavirus if regulators and industry professionals are expending significant and unexpected resources addressing the outbreak.

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

We cannot predict with reasonable accuracy whether physicians, patients, healthcare insurers, health maintenance organizations, or the medical community in general, will accept or utilize any of our products, if approved. If our product candidates are approved but do not achieve an adequate level of acceptance by these parties, we may not generate sufficient revenue to become or remain profitable. In addition, our efforts to educate the medical community and third-party payers regarding benefits of our products may require significant resources and may never be successful.

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

We have filed for patent protection in the U.S. and other countries to cover various methods of therapeutic use of our product candidates, including the use of Molgradex for treating NTM lung infections and AeroVanc for the treatment of MRSA infection in the lungs of CF patients. The potential use and potential therapeutic benefits of systemically administered GM-CSF for systemic NTM disease have been described in case reports in published literature, and therefore the use of an inhaled form of GM-CSF may be considered to lack novelty and an inventive step, and thereby to be unpatentable.

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

Furthermore, the issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in and outside of the U.S. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to use our patents to stop others from using or commercializing similar or identical products or technology, or limit the duration of the patent protection of our technology and drugs. Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours once Orphan Drug and QIDP exclusivities have expired. See the section entitled “Risks Related to Our Industry” for further description of Orphan Drug and QIDP exclusivities.

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

Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents and applications are required to be paid to the United States Patent and Trademark Office (“USPTO”), and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process and after a patent has been issued. There are situations in which non-compliance can result in decreased patent term adjustment or in abandonment or lapse of the patent or patent application, leading to partial or complete loss of patent rights in the relevant jurisdiction.

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

We or our CMOs or component material suppliers may be exposed to, or threatened with, litigation by a third party alleging that our products, product candidates, and/or technologies infringe its patents and/or other intellectual property rights, or that one or more of the processes for manufacturing our products or any of our respective component materials, or the component materials themselves, or the use of our products, product candidates, or technologies, infringe its patents and/or other intellectual property rights. If a third-party patent or other intellectual property right is found to cover our products, product candidates, technologies, or our uses, or any of the underlying manufacturing processes or components, we could be required to pay damages and could be unable to commercialize our products or use our technologies or methods unless we are able to obtain a license to the patent or intellectual property right. A license may not be available to us in a timely manner or on acceptable terms, or at all. In addition, during litigation, the third-party alleging infringement could obtain a preliminary injunction or other equitable remedy that could prohibit us from making, using, selling, or importing our products, technologies, or methods.

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

In the future, it may be necessary for us to enforce our proprietary rights, or to determine the scope, validity, and unenforceability of other parties’ proprietary rights, through litigation or other dispute proceedings, which may be costly, and to the extent we are unsuccessful, adversely affect our rights. In these proceedings, a court or administrative body could determine that our claims, including those related to enforcing patent rights, are not valid or that an alleged infringer has not infringed our rights. The uncertainty resulting from the mere institution and continuation of any patent or other proprietary rights-related litigation or interference proceeding could have a material and adverse effect on our business prospects, operating results, and financial condition.

Risks Related to Our Industry

We expect competition in the marketplace for our product candidates, should any of them receive regulatory approval.

Molgradex and AeroVanc have received Orphan Drug Designation from the FDA and Molgradex has received Orphan Drug Designation from the EMA. Orphan Drug Designation will provide market exclusivity in the U.S. for seven years and ten years in Europe, but only if (i) Molgradex and AeroVanc receive market approval before a competitor using the same active compound for the same indication, (ii) we are able to produce sufficient supply to meet demand in the marketplace, and (iii) another product with the same active ingredient is not deemed clinically superior. AeroVanc has also received QIDP status extending market exclusivity by an additional five years in addition to any other exclusivity obtained in the U.S.

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

The market price of our common stock has experienced substantial declines since we announced the top-line results of our IMPALA Phase 3 study of Molgradex for aPAP on June 12, 2019, and our stock price has been and is expected to continue to be subject to significant volatility and fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our common stock is currently listed on the Nasdaq Global Select Market, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements, and a $1.00 minimum closing bid price requirement. If our common stock trades at closing bid prices below $1.00 for 30 consecutive business days, or if we are unable to satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have an adverse effect on the market liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities, and adversely affect our ability to obtain financing for the continuation of our operations.

For example, on November 15, 2019, we received written notice from The Nasdaq Stock Market LLC indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5550(a)(2). However, on December 10, 2019, we received written notice from The Nasdaq Stock Market LLC stating that because our shares had a closing bid price at or above $1.00 per share for a minimum of ten consecutive business days, our stock had regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq Global Select Market, as set forth in NASDAQ Listing Rule 5450(a)(1).

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

We expect to retain any future earnings to fund the development and growth of our business and do not expect to pay any cash dividends. As a result, capital appreciation, if any, of our common stock will be stockholders’ sole source of gain, if any, for the foreseeable future.

We have completed certain transactions that likely have resulted in an ownership change under Section 382 of the Internal Revenue Code limiting the use of our net operating loss carryforwards and certain other tax attributes.

If a corporation undergoes an “ownership change” within the meaning of Sections 381, 382, and 383 of the Internal Revenue Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our net operating loss carryforwards and certain other tax attributes will be subject to limitations on use. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Item 1B. Unresolved Staff Comments.

We do not have any unresolved comments issued by the SEC staff.

Item 2. Properties.

Our corporate headquarters are located in Austin, Texas, where we sublease approximately 6,151 square feet of office space pursuant to a sublease that expires in 2021.

We believe that our existing facilities are adequate for our near-term needs, though additional space could be required based upon business activities. When our existing lease expires, we may look for alternate space for our operations. We believe that suitable alternative space would be available on commercially reasonable terms if required in the future.

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

As of March 11, 2020, we had approximately 141 record holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Unregistered Sales of Equity Securities

None that have not been previously reported.

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

Overview

Savara Inc. (together with its subsidiaries. “Savara,” the “Company,” “we” or “us”) is an orphan lung disease company. Our pipeline is comprised of Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor (“GM-CSF”), in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”), in Phase 2a development for nontuberculous mycobacterial (“NTM”) lung infection, and in Phase 2a development for the treatment of NTM lung infection in people living with cystic fibrosis (“CF”), and AeroVanc, inhaled vancomycin in Phase 3 development for treatment of persistent Methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in individuals living with CF. Savara and its wholly owned subsidiaries operate in one segment with its principal offices in Austin, Texas, USA.

Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no material product revenue from inception to date. From inception to December 31, 2019, we have raised net cash proceeds of approximately $264.1 million, primarily from public offerings of our common stock, private placements of convertible preferred stock, and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $78.2 million and $61.5 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $207.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of December 31, 2019, we had cash and cash equivalents of $49.8 million and short-term investments of $72.0 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Breakthrough Designation

On December 23, 2019, the FDA granted us Breakthrough Therapy designation for Molgradex for the treatment of aPAP, a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on clinically significant endpoint(s).

2017 Merger

On April 27, 2017, Savara completed its business combination with Mast, a publicly held company, in accordance with the terms of the Merger Agreement. In connection with the Merger, Mast changed its name to Savara Inc.

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

Further, the newly enacted comprehensive tax legislation, among other things, reduced the orphan drug credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this reduction in tax credits may result in an increased federal income tax burden on our orphan drug programs as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and, despite being partially off-set by a reduction in the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, may increase our total federal tax liability attributable to such programs.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be affected.

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

Business Combinations

We account for business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations,” and as further defined by Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805)” which requires the purchase price to be measured at fair value. When the purchase consideration consists entirely of shares of our common stock, we calculate the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition and, if the transaction involves contingent consideration based on achievement of milestones or earn-out events, the probability-weighted fair value, as of the acquisition date, of shares issuable upon the occurrence of future events or conditions pursuant to the terms of the agreement governing the business combination. If the transaction involves such contingent consideration, our calculation of the purchase price involves probability inputs that are highly judgmental due to the inherent unpredictability of drug development, particularly by development-stage companies such as ours. We recognize estimated fair values of the tangible assets and intangible assets acquired, including IPR&D, and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the fair value of the tangible and intangible assets acquired and liabilities assumed in excess of the purchase price.

Goodwill and Acquired IPR&D

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” our goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired.

ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” outlines an impairment model providing us the option to implement a one-step method for determining impairment of goodwill, thereby simplifying the subsequent measurement of goodwill by eliminating Step 2 (quantitative calculation of measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill) from the goodwill impairment test. Under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

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

Milestone Revenue

With respect to the license agreement related to our Molgradex product, which includes certain milestone payments to be remunerated to us by the licensee, we identify the performance obligations, determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when (or as) the performance obligation is satisfied. We identify the performance obligations included within the license agreement and evaluate which performance obligations are distinct.

The milestone payments are a form of variable consideration as the payments are contingent upon achievement of a substantive event. The milestone payments are estimated and included in the transaction price when we determine, under the variable consideration constraint, that it is probable that there will not be a significant reversal of cumulative revenue recognized in future periods. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust the estimate of the overall transaction price. The license agreement will terminate as of August 21, 2020, and we will record any deferred milestone revenue on that date in accordance with ASC 606.

Grants and Awards

To date, we have recognized revenue solely from federal grants under the Small Business Innovation Research Program of the Department of Health and Human Services, National Institutes of Health, and an award from the Cystic Fibrosis Foundation, a non-profit organization. We record revenue related to the federal grants as qualifying costs are incurred, and when there is reasonable assurance that the performance conditions of the grant have been met and the grant will be received. We record revenue related to an award from the Cystic Fibrosis Foundation upon completion and achievement of defined milestones, and when there is reasonable assurance that the performance conditions of the award have been met and collectability is reasonably assured.

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

•	personnel costs, which include salaries, benefits and stock-based compensation expense;
•	allocated facilities and other expenses, which include expenses for maintenance of facilities and depreciation expense; and
•	regulatory expenses and technology license fees related to development activities.

The largest component of our operating expenses has historically been our investment in research and development activities. The following table shows our research and development expenses by product candidate for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
	(In thousands)
Product candidates:
Molgradex	$22,404	$19,796
AeroVanc	16,348	15,565
Other	29	1,812
Total research and development expenses	$38,781	$37,173

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

Other Income/(Expense), Net

Other income/(expense) includes interest expense related to debt issuance costs and debt discount under our amended loan agreement with Silicon Valley Bank. Interest expense is typically reported net of interest income which includes interest earned on our cash, cash equivalent, and short-term investment balances. Other income/(expense) also includes net unrealized and realized gains and losses from foreign currency transactions, foreign exchange derivatives not designated as hedging, refundable tax credits generated by some of our foreign subsidiaries, and securities subject to fair value accounting as well as any other non-operating gains and losses.

Results of Operations — Comparison of Years Ended December 31, 2019 and 2018

	Year ended December 31,		Dollar
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$38,781	$37,173	$1,608
General and administrative	13,081	10,654	2,427
Impairment of acquired IPR&D	—	21,692	(21,692)
Impairment of goodwill	26,852	—	26,852
Depreciation	311	526	(215)
Total operating expenses	79,025	70,045	8,980
Loss from operations	(79,025)	(70,045)	(8,980)
Other income, net	852	1,472	(620)
Net loss before income taxes	(78,173)	(68,573)	(9,600)
Income tax benefit	—	7,057	(7,057)
Net loss	$(78,173)	$(61,516)	$(16,657)

Research and Development

Research and development expenses increased by $1.6 million, or 4.3%, to $38.8 million for the year ended December 31, 2019 from $37.2 million for the year ended December 31, 2018. The increase was primarily due to increased development and regulatory costs associated with the development of Molgradex for the treatment of aPAP, NTM, and NTM in patients with CF as well as development costs associated with the enrollment and other Phase 3 study activities of the AeroVanc program.

General and Administrative

General and administrative expenses increased by $2.4 million, or 22.8%, to $13.1 million for the year ended December 31, 2019 from $10.7 million for the year ended December 31, 2018. The increase was primarily due to increased commercial costs related to market research and similar activities for Molgradex, increases in personnel costs, legal, accounting, insurance, business development, and other operating activities.

Impairment of IPR&D and Goodwill

During the year ended December 31, 2019, we recognized $26.9 million in impairment charges to the carrying value of our goodwill following the results of our IMPALA Phase 3 study of Molgradex for the treatment of aPAP. During the year ended December 31, 2018, we recognized a $21.7 million impairment charge against the carrying value of acquired IPR&D related to an ancillary drug candidate previously assumed by us in our 2017 merger due to unfavorable results from the Phase 2 study, and we are no longer supporting or pursuing this ancillary drug candidate.

Other Income, Net

Other income, net, decreased by $0.6 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily related to a reduction of refundable research and development credits generated and earned through the year ended December 31, 2019 in Denmark and Australia.

Income Tax Benefit

Income tax benefit decreased by $7.1 million, or 100.0%, for the year ended December 31, 2019 versus the year ended December 31, 2018. During the first quarter of 2018, we recorded a $4.6 million tax benefit related to the reversal of a deferred tax liability associated with the impairment of IPR&D previously acquired by us in our 2017 merger. In addition, we recorded a tax benefit of $2.5 million in the fourth quarter of 2018 related to the reduction of the valuation allowance on deferred tax assets related to our net operating losses with an indefinite carryforward period.

Liquidity and Capital Resources

Sources of Liquidity

Since inception through December 31, 2019, our operations have been financed primarily by net cash proceeds of approximately $264.1 million, primarily from public offerings of common stock, private placements, and debt financings. As of December 31, 2019, we had $49.8 million in cash, $72.0 million in short-term investments, and an accumulated deficit of $207.9 million. We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future. Therefore, we will need to raise additional capital to fund our operations, which may be through the issuance of additional equity and potentially through borrowings.

Debt Facility

On April 28, 2017 we entered into a loan and security agreement with Silicon Valley Bank, as amended on October 31, 2017 (the “Loan Agreement”), which provided for a $15.0 million credit facility that was made available in two equal tranches. In December 2018, we entered into an amendment to the Loan Agreement (the “Amendment”) to increase the amount of the term loan facility from $15.0 million to $45.0 million and make certain other changes. The Loan Agreement, as amended by the Amendment, provides that the funds are available in two tranches, (i) $25.0 million became available upon the effectiveness of the Amendment, of which $15.0 million was used to refinance the existing amount outstanding under the loan facility, and (ii) $20.0 million was to be made available upon our request prior to September 30, 2019, subject to certain conditions. As of September 30, 2019, we did not request the funds under the second tranche. Accordingly, the availability of the $20.0 million under the second tranche has lapsed and those funds are no longer available to us.

Silicon Valley Bank has been granted a perfected first priority lien in all of our assets with a negative pledge on our intellectual property. The Loan Agreement contains customary affirmative and negative covenants, including among others, covenants limiting our ability and our subsidiaries’ ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to certain exceptions.

Following the Amendment, the loans bear interest at the prime rate reported in The Wall Street Journal, plus a spread of 3.0% (reduced from 4.25%). Interest only payments are due through October 2020 followed by monthly payments of principal plus interest over the following 25 months and a maturity date of November 1, 2022. The Loan Agreement, as amended by the Amendment, will also require (i) a prepayment fee (2.0% of funded amounts in months 13-24 and 1.0% thereafter); and (ii) an end of term charge equal to 6.0% of the amount of principal borrowed which is amortized using thre effective interest method over the term of the Loan Agreement. In connection with the Amendment, Savara paid Silicon Valley Bank a $0.6 million end of term payment fee, and the prepayment penalty contemplated by the Loan Agreement was abated. Upon execution of the Amendment, Silicon Valley Bank advanced us an additional $10.0 million, net of legal costs and $0.6 million for the end of term payment pursuant to the terms of the Loan Agreement, as partially abated pursuant to the Amendment, to fully fund the amount of the first tranche under the Amendment. We did not draw any funds from the second tranche under the Amendment.

On January 31, 2020, the Company executed a third amendment (the “Third Amendment”) to the loan and security agreement dated April 28, 2017, as amended October 31, 2017 and December 4, 2018 with Silicon Valley Bank (the “Loan Agreement”), which provides for a $25 million term loan facility. The Third Amendment extends the interest-only period of the loan repayment through June 30, 2022, with payments thereafter in equal monthly installments of principal plus interest over 18 months. However, if by March 31, 2021, the Company does not have an ongoing Phase 3 or Phase 4 clinical trial evaluating its Molgradex product for the treatment of autoimmune pulmonary alveolar proteinosis in which the first patient has been dosed, the interest-only period will end and principal plus interest will be due in equal monthly installments over 24 months beginning on April 1, 2021.

Following the effective date of the Third Amendment, the Company was required to pay a portion of the end of period charge equal to $0.5 million under the Loan Agreement to Silicon Valley Bank. The loans bear interest at the greater of (i) the prime rate reported in The Wall Street Journal, plus a spread of 3.0% or (ii) 7.75%.  The Loan Agreement, as amended by the Third Amendment (the “Amended Loan Agreement”) will also require a prepayment fee (2.0% of funded amounts in months 13-24, and 1.0% thereafter), and an end of term charge equal to 6.0% of the amount of principal borrowed.

In addition to customary affirmative and negative covenants, the Amended Loan Agreement contains an affirmative covenant requiring Savara to deliver evidence by June 30, 2021, of the receipt of gross cash proceeds of at least $25.0 million from the exercise of currently outstanding warrants or the issuance of other equity securities.

In connection with the execution of the Third Amendment, the Company entered into amendments to each of the outstanding warrants previously issued to Silicon Valley Bank and its affiliate, totaling 77,792 shares, to amend the exercise price to be $2.87 per share. That amendment results in a decrease in the fair value of these warrants, determined in accordance with the Black-Scholes-Merton option pricing model, of $0.1 million, which will be accounted for as debt issuance costs and will be accreted as contra-interest expense using the effective interest method through the scheduled maturity date.

The capital is being utilized to fund our ongoing development programs and for general corporate purposes.

Common Stock Sales Agreement

On April 28, 2017, we entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, which was amended by Amendment No. 1 to the Common Stock Sales Agreement (the “Amendment”) on June 29, 2018 (the “Sales Agreement”), pursuant to which we may offer and sell, from time to time, through Wainwright, shares of our common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $60.0 million, in addition to the $2.3 million in shares sold prior to the Amendment. The Amendment was effective on July 13, 2018, at the time our Registration Statement on Form S-3, dated June 29, 2018, (the “New Registration Statement”) was declared effective by the SEC. The Shares will be offered and sold pursuant to the New Registration Statement. Subject to the terms and conditions of the Sales Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon our instructions. We have provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the years ended December 31, 2019 and 2018, we sold 4,769,726 shares and 48,600 shares of common stock under the Sales Agreement for net proceeds of approximately $29.6 million and $0.5 million, respectively.

Public Offerings

On June 7, 2017, we completed an underwritten public offering consisting of 9,034,210 shares of our common stock, which included 613,157 shares upon the partial exercise of the underwriters’ option to purchase additional shares of our common stock at the public offering price. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $39.5 million. The public offering was executed under an existing shelf registration statement as previously filed with the SEC on August 12, 2015 and declared effective on August 19, 2015.

On October 27, 2017, we completed an underwritten public offering consisting of 6,037,500 shares of our common stock, which included 787,500 shares upon the exercise of the underwriters’ option to purchase additional shares of our common stock at the public offering price and pre-funded warrants to purchase 775,000 shares of our common stock. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $50.0 million. The public offering was executed under an existing shelf registration statement as previously filed with the SEC on August 12, 2015 and declared effective on August 19, 2015.

On July 30, 2018, we completed an underwritten public offering consisting of 4,250,000 shares of our common stock at the public offering price. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $45.8 million. The July 2018 public offering was executed under the New Registration Statement.

We have used and intend to use the net proceeds from these offerings for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for our product candidates, the initiation of Molgradex pre-commercialization activities, and general and administrative expenses.

Private Placement

On December 24, 2019, we completed a private placement in a public entity (the “Private Placement” or “PIPE”) under a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Investors”), pursuant to which we issued and sold to the Investors 9,569,430 shares of our common stock and pre-funded warrants (“Pre-Funded PIPE Warrants”) to purchase an aggregate of 5,780,537 shares of our common stock. The gross proceeds before deducting placement fees and offering expenses were approximately $26.8 million. We also issued accompanying warrants (the “Milestone Warrants”) to purchase an aggregate of up to 32,577,209 additional shares of our common stock and may receive up to approximately $48.2 million from the exercise of the Milestone Warrants prior to their expiration totaling aggregate gross proceeds of up to approximately $75.0 million from the PIPE before deducting placement agent fees and estimated offering costs. The Milestone Warrants are exercisable at any time prior to the earlier of thirty days following the achievement of a defined clinical milestone or two years after the closing date of the Private Placement. The Pre-Funded PIPE Warrants are exercisable at any time after their original issuance and will not expire. In connection with the Private Placement and the Purchase Agreement, we entered into a registration rights agreement with the Investors, pursuant to which, among other things, we have agreed to prepare and file a registration statement with the SEC and plan to complete the filing by Q2 2020.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(45,123)	$(39,275)
Cash provided by (used in) investing activities	15,740	(13,619)
Cash provided by financing activities	54,908	55,193
Effect of exchange rate changes	(22)	(119)
Net increase in cash	$25,503	$2,180

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2019 was $45.1 million, consisting of a net loss of $78.2 million, which was partially offset by non-cash charges of $32.2 million, mainly comprised of impairment of goodwill, depreciation, non-cash interest, fair value changes, accretion on discount to short-term investments, amortization of debt issuance costs, and stock-based compensation, and further offset by a net decrease in assets and liabilities of $0.8 million. The change in our net operating assets and liabilities was primarily due to an increase in accrued liabilities mostly related to research and development costs for both AeroVanc and Molgradex.

Cash used in operating activities for the year ended December 31, 2018 was $39.3 million, consisting of a net loss of $61.5 million, which was partially offset by noncash charges of $19.8 million mainly comprised of impairment of IPR&D, depreciation, noncash interest, fair value changes, provision for deferred taxes, accretion of discount to short-term investments, amortization of debt issuance costs, and stock-based compensation, and increased by a net increase in assets and liabilities of $2.4 million.

Cash flows from investing activities

Cash provided by investing activities for the year ended December 31, 2019 was primarily the result of net sale and maturities of short-term investments.

Cash used in investing activities for the year ended December 31, 2018 was the result of cash used for the purchase of short-term investments.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2019 was primarily related to net proceeds of $25.2 million from the Private Placement completed on December 24, 2019, and $29.6 million in net proceeds from the “at the market offering” under the Sales Agreement.

Cash provided by financing activities for the year ended December 31, 2018 was primarily related to net proceeds of $45.8 million from a public offering completed on July 30, 2018, $0.5 million from the “at the market offering” under the Sales Agreement, and net increase in borrowings of $9.4 million from our Loan Agreement, as revised by the Amendment, as partially offset by $0.5 million in principal payments on our capital lease obligation.

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

As of December 31, 2019, we had cash, cash equivalents, and short-term investments of $121.8 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowings, grants, and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

License and Royalty Agreements

We are also subject to certain contingent payments to the Cystic Fibrosis Foundation (“CFF”) in connection with a grant award. In September 2013, we received a $1.7 million award (“CFF Award”) from CFF which was subsequently increased to $6.7 million as described below. The CFF Award includes disbursements to us based on the achievement of certain milestones. We are subject to certain royalty payments due to CFF under the CFF Award based on commercialization of our AeroVanc product and either the achievement of certain sales volumes or a change in control transaction, as defined below.

Commercial Approval Royalty

A royalty is payable to the CFF equal to three (3) times the amount of the CFF Award upon approval of our AeroVanc product for commercial use. The royalty is payable in equal installments of 33% due 60 days after first commercial sale; 33% due within 90 days of the first anniversary of the first commercial sale; and 34% due within 90 days of second anniversary of the first commercial sale. This royalty will be reduced upon change in control transaction payments as described below or a sale or license of the AeroVanc program with a third party but not to exceed an amount equal to three (3) times the CFF Award. As our product, AeroVanc, has not yet been approved for commercial use, we have not recorded a liability for the commercial approval royalty.

Additional Royalties

In addition, if net sales of AeroVanc exceed $50.0 million for any calendar year occurring during the first five years after the first commercial sale, we must remit payment to the CFF equal to one (1) times the CFF Award. Furthermore, if net sales of AeroVanc exceed $100.0 million for any calendar year occurring during the first five years after first commercial sale, we must remit an additional payment to the CFF equal to one (1) times the CFF Award. Given that we have not recognized any sales from our product, we have not recorded a liability for any amounts due as additional royalties.

Change in Control Royalty

Upon a change in control transaction, as defined below, we must remit a royalty payment to the CFF equal to 5% of the proceeds from the change in control transaction but not to exceed an amount equal to three (3) times the CFF Award.

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

If we initiate an “Interruption,” as defined under the CFF Award, whereby we cease to conduct, or cease to use commercially reasonable efforts to advance the research and development or commercialization of the AeroVanc program for more than one year at any time before the first commercial sale of the product under the AeroVanc program, we shall transfer an exclusive, worldwide license to the CFF of our research and development of the product under the AeroVanc program, limited to the right to manufacture, have manufactured, license, sell, use, support, or offer to sell any related invention from our AeroVanc program.

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

As of December 31, 2019 and 2018, we had drawn down $1.7 million, in total, solely under the CFF Award dated September 2013.

Manufacturing and Other Commitments and Contingencies

We are subject to various manufacturing royalties and payments and other commitments related to our product candidate, Molgradex.

For a summary of the contingent milestone payments and commitments, refer to Note 2, “Summary of Significant Accounting Policies - Manufacturing and Other Commitments and Contingencies,” of the consolidated financial statements in this report.

Other Contracts

We enter into contracts in the normal course of business with various third parties for research studies, clinical trials, testing, and other services. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

We have ongoing operations in Denmark and pay those vendors in local currency (Danish Krone) or Euros. We seek to limit the impact of foreign currency fluctuations through the use of derivative instruments, and short-term foreign currency forward exchange contracts not designated as hedging instruments. We did not recognize any significant exchange rate losses during the years ended December 31, 2019 and 2018. A 10% change in the Krone-to-dollar or Euro-to-dollar exchange rate on December 31, 2019 would not have had a material effect on our results of operations or financial condition.

We also have interest rate exposure as a result of our Loan Agreement, as amended, with Silicon Valley Bank. As of December 31, 2019, the outstanding gross principal amount of the secured term loan was $25.0 million. The loan bears interest at the prime rate reported in The Wall Street Journal, plus a spread of 3.00%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on December 31, 2019 were to have occurred, this change would not have had a material effect on the value of our investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during Savara’s year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our 2020 annual meeting of stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.

Item 10. Directors, Executive Officers, and Corporate Governance.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, as well as all of our other officers, directors, and employees. This code of ethics is a part of our code of business conduct and ethics, and is available on our corporate website at www.savarapharma.com. We intend to disclose future amendments to, or waivers of, certain provisions of our code of ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions on our corporate website within four business days following such amendment or waiver.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents Filed. The following documents are filed as part of this report:

(1) Financial Statements. The following report of RSM US LLP and financial statements:

•	Report of Independent Registered Public Accounting Firm on Financial Statements and Internal Control over Financial Reporting
•	Consolidated Balance Sheets as of December 31, 2019 and 2018
•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018
•	Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018
•	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
•	Notes to Consolidated Financial Statements

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

Not applicable.

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

3.2	Composite Amended and Restated Bylaws, as amended, of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2014.)
4.1	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2018.)
4.2

Warrant Agreement, dated as of August 11, 2015, between the Registrant and Hercules Technology III, L.P. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2015.)

4.3

First Amendment to Warrant Agreement, dated as of September 28, 2015, between the Registrant and Hercules Technology III, L.P. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2015.)

4.4

Second Amendment to Warrant Agreement, dated as of February 25, 2016, between the Registrant and Hercules Technology III, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 29, 2016.)

4.5

Third Amendment to Warrant Agreement, dated as of March 3, 2017, between the registrant and Hercules Technology III, L.P. (Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2017.)

4.6

Form of Warrant Agreement entered into on February 16, 2016 between the Registrant and American Stock Transfer & Trust Company, LLC (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2016.)

4.7

Form of Warrant Certificate for warrants to acquire common stock of the Registrant issued by the Registrant on February 16, 2016 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 11, 2016.)

4.8

Warrant to Purchase Shares of Common Stock of the Registrant issued to Life Science Loans II, LLC on April 28, 2017 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2017.)

4.9

Warrant to Purchase Shares of Common Stock of the Registrant issued to Silicon Valley Bank on April 28, 2017 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2017.)

4.10

Amendment to Warrant to Purchase Shares of Common Stock of the Registrant issued to Life Science Loans II, LLC on June 26, 2017. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017.)

4.11

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

4.14	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2017.)

4.15

Warrant to Purchase Shares of Common Stock of the Registrant issued to Life Science Loans II, LLC on December 4, 2018. (Incorporated by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2019.)

4.16

Warrant to Purchase Shares of Common Stock of the Registrant issued to Silicon Valley Bank on December 4, 2018. (Incorporated by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2019.)

4.17		Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2019.)
4.18		Form of Pre-Funded Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2019.)
4.19

Second Amendment to Warrant to Purchase Common Stock dated January 31, 2020, to Warrant to Purchase Common Stock of the Registrant issued to Life Science Loans II, LLC on April 28, 2017 (as amended by that certain Amendment to Warrant to Purchase Common Stock dated as of June 26, 2017) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2020.)

4.20

Second Amendment to Warrant to Purchase Common Stock dated January 31, 2020, to Warrant to Purchase Common Stock of the Registrant issued to Silicon Valley Bank on April 28, 2017 (as amended by that certain Amendment to Warrant to Purchase Common Stock dated as of June 26, 2017) (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 3, 2020.)

4.21

Amendment to Warrant to Purchase Common Stock of the Registrant dated January 31, 2020, to Warrant to Purchase Common Stock of the Registrant issued to Life Science Loans II, LLC on June 26, 2017 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on February 3, 2020.)

4.22

Amendment to Warrant to Purchase Common Stock of the Registrant dated January 31, 2020, to Warrant to Purchase Common Stock of the Registrant issued to Silicon Valley Bank on June 26, 2017 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on February 3, 2020.)

4.23

Amendment to Warrant to Purchase Common Stock of the Registrant dated January 31, 2020, to Warrant to Purchase Common Stock of the Registrant issued to Life Science Loans II, LLC on December 4, 2018 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on February 3, 2020.)

4.24

Amendment to Warrant to Purchase Common Stock of the Registrant dated January 31, 2020, to Warrant to Purchase Common Stock of the Registrant issued to Silicon Valley Bank on December 4, 2018 (Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed on February 3, 2020.)

4.25		Description of Registered Securities.
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

10.3

First Amendment dated October 31, 2017, to Loan and Security Agreement, dated April 28, 2017, among Savara Inc., Aravas Inc. and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2017.)

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

10.15	#

Executive Employment Agreement, dated March 9, 2017, between Aravas Inc. (formerly Savara Inc.) and David Lowrance (Incorporated by reference to Exhibit 10.58 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on March 13, 2017.)

10.16	#	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 23, 2006.)
10.17	+

Supply Agreement, dated September 26, 2016, between Aravas Inc. (formerly Savara Inc.) and Xellia Pharmaceuticals ApS (Incorporated by reference to Exhibit 10.59 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on March 13, 2017.)

10.18	+

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

10.23

Research Program Award Letter Agreement between Savara Inc. and Cystic Fibrosis Foundation Therapeutics, Inc. dated September 30, 2013, as amended by Amendment No. 1, effective September 30, 2017 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2017.)

10.24

Sublease Agreement by and between the registrant and Santarus, Inc., effective as of June 19, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2014.)

10.25

Amendment No. 1 to Common Stock Sales Agreement, dated June 29, 2018, between Savara Inc. and H.C. Wainwright & Co., LLC. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 29, 2018.)

10.26	+

Amendment No. 1, effective May 23, 2018, to the Research Collaboration and License Agreement between Savara Inc. (as successor in interest to Serendex Pharmaceuticals A/S) and PARI Pharma GmbH dated November 7, 2014 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.)

10.27	#

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

10.30

Second Amendment, dated December 4, 2018, to Loan and Security Agreement, dated April 28, 2017, as amended on October 31, 2017, among Savara Inc., Aravas Inc. and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2019.)

10.31		Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2019.)
10.32		Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2019.)
10.33	+

Manufacture and Supply Agreement, dated as of April 26, 2019, between Savara ApS and GEMABIOTECH SAU (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019.)

10.34

Amendment dated May 27, 2019 to the Business Transfer Agreement Between Savara Inc. and Serendex Pharmaceuticals A/S, dated May 13, 2016, between Savara Inc. and Serendex Pharmaceuticals A/S. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2019.)

10.35	+

Master Manufacturing Services Agreement, dated June 26, 2019, between Savara ApS and Patheon UK Limited. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2019.)

10.36		Restricted Stock Unit Agreement (Inducement Grant) between Badrul Chowdhury and Savara Inc. dated November 26, 2019.
10.37		Non-statutory Stock Option Agreement (Inducement Award) between Badrul Chowdhury and Savara Inc. dated November 26, 2019.
10.38

Third Amendment, dated January 31, 2020, to Loan and Security Agreement, dated April 28, 2017, as amended on October 31, 2017 and December 4, 2018, among the Registrant, Aravas Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2020.)

10.39		Executive Employment Agreement, dated September 6, 2019, between Savara Inc. and Badrul Chowdhury, Chief Medical Officer.
21.1		List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report 10-K filed on March 14, 2018.)
23.1		Consent of RSM US LLP, Independent Registered Public Accounting Firm
23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney included on page 73 of this Form 10-K
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	**	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
	#	Indicates management contract or compensatory plan
	+	Indicates confidential treatment has been granted to certain portions of this exhibit, which portions have been omitted and filed separately with the SEC.
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

Savara Inc.

Date: March 12, 2020	By:	/s/ Robert Neville
Robert Neville
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert Neville and Dave Lowrance, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Neville	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2020
Robert Neville

/s/ Dave Lowrance	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2020
Dave Lowrance

/s/ David Ramsay	Director	March 12, 2020
David Ramsay

/s/ Matthew Pauls	Director	March 12, 2020
Matthew Pauls

/s/ Joseph McCracken	Director	March 12, 2020
Joseph McCracken

/s/ Nevan Elam	Director	March 12, 2020
Nevan Elam

/s/ Rick Hawkins	Director	March 12, 2020
Rick Hawkins

/s/ An Van Es-Johansson	Director	March 12, 2020
An Van Es-Johansson

/s/ Ricky Sun	Director	March 12, 2020
Ricky Sun

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Savara Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Savara Inc. and its subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

Austin, Texas

March 12, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Savara Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Savara Inc.'s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes to the consolidated financial statements of the Company and our report dated March 12, 2020 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Austin, Texas

March 12, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Savara Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Savara Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity, and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

March 13, 2019

We served as the Company's auditor from 2015 to 2019.

Savara Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$49,804	$24,301
Short-term investments	71,957	86,529
Prepaid expenses and other current assets	2,306	2,514
Total current assets	124,067	113,344
Property and equipment, net	352	522
In-process R&D	11,111	11,372
Goodwill	—	26,918
Other non-current assets	673	131
Total assets	$136,203	$152,287
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,409	$3,879
Accrued expenses and other current liabilities	5,471	3,375
Debt facility	2,000	—
Total current liabilities	10,880	7,254
Long-term liabilities:
Debt facility	23,112	24,530
Contingent consideration	—	12,214
Other long-term liabilities	513	70
Total liabilities	34,505	44,068
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2019 and 2018; 50,790,441 and 35,146,096 shares issued and outstanding as of December 31, 2019 and 2018, respectively	52	36
Additional paid-in capital	309,555	237,702
Accumulated other comprehensive income (loss)	(17)	200
Accumulated deficit	(207,892)	(129,719)
Total stockholders’ equity	101,698	108,219
Total liabilities and stockholders' equity	$136,203	$152,287

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share amounts)

	Years ended December 31,
	2019	2018
Operating expenses:
Research and development	$38,781	$37,173
General and administrative	13,081	10,654
Impairment of acquired IPR&D	—	21,692
Impairment of goodwill	26,852	—
Depreciation	311	526
Total operating expenses	79,025	70,045
Loss from operations	(79,025)	(70,045)
Other income, net:
Interest income (expense), net	(70)	11
Foreign currency exchange gain (loss)	(78)	71
Tax credit income	1,213	1,454
Change in fair value of financial instruments	(213)	(64)
Total other income	852	1,472
Loss before income taxes	(78,173)	(68,573)
Income tax benefit	—	7,057
Net loss	$(78,173)	$(61,516)
Net loss per share:
Basic and diluted	$(1.95)	$(1.85)
Weighted-average common shares outstanding
Basic and diluted	40,027,758	33,300,704
Other comprehensive income (expense):
Loss on foreign currency translation	(296)	(773)
Unrealized gain on short-term investments	79	15
Total comprehensive loss	$(78,390)	$(62,274)

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2019 and 2018

(in thousands, except share amounts)

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total
Balance on December 31, 2017	30,509,522	$32	$186,522	$(68,203)	$958	$119,309
Issuance of common stock upon public offering, net closing costs	4,250,000	4	45,788	—	—	45,792
Issuance of common stock upon at the market offerings, net	48,600	—	505	—	—	505
Issuance of common stock for settlement of RSUs	50,625	—	—	—	—	—
Issuance of common stock upon cashless exercise of stock options	115,754	—	—	—	—	—
Issuance of common stock upon exercise of stock options	61,893	—	58	—	—	58
Issuance of common stock upon exercise of warrants	2,123	—	19	—	—	19
Common stock issued for acquisition of assets	107,579	—	995	—	—	995
Issuance of detachable warrants with debt instrument	—	—	78	—	—	78
Stock-based compensation	—	—	3,737	—	—	3,737
Foreign exchange translation adjustment	—	—	—	—	(773)	(773)
Unrealized gain on short-term investments	—	—	—	—	15	15
Net loss incurred	—	—	—	(61,516)	—	(61,516)
Balance on December 31, 2018	35,146,096	$36	$237,702	$(129,719)	$200	$108,219
Issuance of securities in private placement, net closing costs	9,569,430	10	25,237	—	—	25,247
Issuance of common stock upon at the market sales, net	4,769,726	5	29,587	—	—	29,592
Issuance of common stock upon settlement of contingent liability	1,105,216	1	12,477	—	—	12,478
Issuance of common stock for settlement of RSUs	52,125	—	—	—	—	—
Net issuance of common stock upon cashless exercise of warrants	11,119	—	—	—	—	—
Issuance of common stock upon exercise of stock options	136,729	—	111	—	—	111
Stock-based compensation	—	—	4,441	—	—	4,441
Foreign exchange translation adjustment	—	—	—	—	(296)	(296)
Unrealized gain on short investments	—	—	—	—	79	79
Net loss incurred	—	—	—	(78,173)	—	(78,173)
Balance on December 31, 2019	50,790,441	$52	$309,555	$(207,892)	$(17)	$101,698

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(78,173)	$(61,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization including right-of-use assets	1,010	526
Impairment of acquired IPR&D	—	21,692
Impairment of goodwill	26,852	—
Change in fair value of financial instruments	213	64
Change in fair value of contingent consideration	264	266
Non-cash interest (income) / expense	(72)	75
Write-off of IPR&D upon acquisition	—	995
Foreign currency (gain) loss	78	(71)
Amortization of debt issuance costs	582	468
Accretion on discount to short-term investments	(1,161)	(900)
Gain on short-term investments	(4)	—
Stock-based compensation	4,441	3,737
Benefit for deferred taxes	—	(7,057)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	148	900
Non-current assets	131	—
Accounts payable and accrued expenses and other current liabilities	568	1,546
Net cash used in operating activities	$(45,123)	$(39,275)
Cash flows from investing activities:
Purchase of property and equipment	(148)	(141)
Purchase of available-for-sale securities, net	(122,945)	(122,494)
Maturities of available-for-sale securities	124,700	98,746
Sales of available-for-sale securities, net	14,133	10,270
Net cash provided by (used in) investing activities	$15,740	$(13,619)
Cash flows from financing activities:
Proceeds from debt facility, net	$—	$9,365
Issuance of common stock upon exercise of warrants	—	19
Issuance of common stock upon public offering, net	—	45,792
Issuance of securities in private financing, net	25,247	—
Issuance of common stock upon at the market offerings, net	29,592	505
Proceeds from exercise of stock options	110	58
Capital lease obligation principal payments	(41)	(546)
Net cash provided by financing activities	$54,908	$55,193
Effect of exchange rate changes on cash and cash equivalents	(22)	(119)
Increase in cash and cash equivalents	$25,503	$2,180
Cash and cash equivalents beginning of period	24,301	22,121
Cash and cash equivalents end of period	$49,804	$24,301

Non-cash transactions:
Common stock issued for IPR&D, net	$—	$995
Settlement of contingent consideration	12,478	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,099	$1,406

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Savara Inc. (together with its subsidiaries. “Savara,” the “Company,” “we” or “us”) is an orphan lung disease company. The Company’s pipeline comprises of Molgradex, an inhaled granulocyte-macrophage colony-stimulating factor (“GM-CSF”), in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”), in Phase 2a development for nontuberculous mycobacterial (“NTM”) lung infection, and in Phase 2a development for the treatment of NTM lung infection in people living with cystic fibrosis (“CF”), and AeroVanc, inhaled vancomycin in Phase 3 development for treatment of persistent Methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in individuals living with CF. The Company and its wholly owned subsidiaries operate in one segment with its principal offices in Austin, Texas, USA.

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

2. Summary of Significant Accounting Policies

Liquidity

As of December 31, 2019, the Company had an accumulated deficit of approximately $207.9 million. The Company used cash from operations of approximately $45.1 million for the year ended December 31, 2019. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Accordingly, the Company will need additional capital to further fund the development of, and seek regulatory approvals for, its product candidates and begin to commercialize any approved products.

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

The Company had cash and cash equivalents of $49.8 million and short-term investments of $72.0 million as of December 31, 2019, which is sufficient to fund the Company's operations for the twelve months subsequent to the issuance date of its consolidated financial statements for the year ended December 31, 2019. We intend to continue to raise additional capital as needed through the issuance of additional equity and potentially through borrowings, and strategic alliances with partner companies. However, if such financings are not available timely and at adequate levels, the Company will need to re-evaluate its long-term operating plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management’s estimates include those related to the accrual of research and development costs, control premiums used in goodwill and IPR&D reviews, certain financial instruments recorded at fair value, stock-based compensation, contingent consideration prior to its settlement during the year ended December 31, 2019, and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Accordingly, actual results could be materially different from those estimates.

Risks and Uncertainties

The product candidates being developed by the Company require approval from the U.S. Food and Drug Administration (the “FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s product candidates will receive the necessary approvals. If the Company is denied regulatory approval of its product candidates, or if approval is delayed, it will have a material adverse impact on the Company’s business, results of operations and financial position.

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

During the year ended December 31, 2018, the Company experienced a $0.2 million and $0.6 million decrease in the carrying value of goodwill and IPR&D, respectively, related to its acquisition of Serendex A/S (“Serendex”) on July 15, 2016, which was due to foreign currency translation.  In addition, during the year ended December 31, 2018, the Company recorded $21.7 million of impairment charges and a corresponding decrease to the carrying value of acquired IPR&D related to a drug candidate acquired through a merger in April 2017. The acquired drug candidate demonstrated unfavorable results in a phase 2 study. As a result of the IPR&D impairment charges recorded in the first quarter of 2018, the Company reduced the associated deferred tax liability related to the acquired IPR&D from the merger by $4.6 million and recorded an income tax benefit. The Company additionally performed impairment tests for goodwill and IPR&D as of June 30, 2018 and September 30, 2018, respectively, and noted there were no further triggering events or indicators of impairment as of December 31, 2018.

For the year ended December 31, 2019, the Company experienced a decrease of approximately $0.3 million in the carrying value of IPR&D, which was due to foreign currency translation. In June 2019, the Company determined that the results from its Phase 3 study for the use of Molgradex for the treatment of aPAP required a current assessment for impairment of both its IPR&D and goodwill. Upon completion of the aforementioned qualitative and quantitative impairment testing of its IPR&D and quantitative impairment testing of its goodwill, the Company concluded that there was no impairment to its IPR&D; however, goodwill was impaired resulting in an impairment of $7.4 million in the carrying value of goodwill. The Company also determined that a triggering event had occurred during the fourth quarter of 2019 under which the Company’s stock price experienced another significant decline requiring the impairment testing of its goodwill which resulted in an impairment charge of $19.4 million in the fourth quarter of 2019 reducing the Company’s carrying value of its goodwill to its fair value, which was determined to be zero. Similarly, the Company completed the aforementioned qualitative and quantitative impairment testing of its IPR&D following this fourth quarter 2019 triggering event and concluded that there was no impairment to its IPR&D.

Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of December 31, 2019. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. As of December 31, 2019, the Danish tax credit of approximately $0.8 million, which was generated during the year ended December 31, 2019, is recorded in “Prepaid expenses and other current assets” and is expected to be received in the fourth quarter of 2020.

The Company also recognized tax credit income for the year ended December 31, 2019 as provided by the Australian Taxation Office for qualified research and development expenditures incurred through our subsidiary, Savara Australia Pty. Limited. Under Australian tax law, Australia remits a research and development tax credit equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. As of December 31, 2019, credits totaling approximately $0.4 million had been generated but not yet received and such amount is recorded in “Prepaid expenses and other current assets” with expectation of receipt in the first half of the year ending December 31, 2020.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) as codified in Accounting Standards Codification (“ASC”) No. 842 (“ASC 842”). ASU 2016-02, ASC 842, and additional issued guidance are intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months. This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 for public business entities. The Company adopted ASU 2016-02 as of January 1, 2019 using the effective date transition method of implementation offered under ASU 2018-11, “Leases (Topic 842) – Targeted Improvements” issued in July 2018 (“ASU 2018-11”), under which entities may change their date of initial application of ASU 2016-02 to the beginning of the period of adoption, or January 1, 2019, in the case of Savara. Accordingly, the Company is required to apply the prior lease guidance pursuant to ASC Topic 840 “Leases” in the comparative periods, provide the disclosures required by ASC Topic 840 for all periods that continue to be presented in accordance with ASC Topic 840, recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019, if any, and provide certain disclosures under ASC 842 (see Note 11). The Company has also elected the package of practical expedients, applied by class of underlying asset, permitted in ASU 2018-11. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842, and (c) whether the unamortized initial direct costs before transition adjustments (as of the period of adoption) would have met the definition of initial direct costs in ASC 842 at lease commencement, and the Company did not separate lease and non-lease components.

As a result of the adoption of the new lease accounting guidance using the effective date transition method, on January 1, 2019, the Company recognized (a) a lease liability of approximately $1.4 million, which represents the present value of the remaining lease payments, as of the date of adoption, of approximately $1.5 million, discounted using the Company’s incremental borrowing rate of 8.5%, and (b) a right-of-use asset of approximately $1.4 million. The adoption of the new standard did not result in any adjustment to the Company’s retained earnings as of January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated balance sheets, cash used/provided from operating, investing, or financing activities in the consolidated statements of cash flows, or on the Company’s operating results. The most significant impact was the recognition of right-of-use assets for operating leases, which are reflected in “Other non-current assets,” and lease liabilities for operating leases, which are reflected in “Accrued expenses and other current liabilities,” for the current portion of the lease liabilities, and in “Other long-term liabilities” for the non-current portion of the lease liabilities, respectively (See Note 11).

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

Financial instruments carried at fair value include cash and cash equivalents, short-term investments, contingent consideration (prior to its settlement and full satisfaction in May 2019) and foreign exchange derivatives not designated as hedging instruments.

Financial instruments not carried at fair value include accounts payable and accrued liabilities. The carrying amounts of these financial instruments approximate fair value due to the highly liquid nature of these short-term instruments.

Revenue Recognition

The Company will record revenue based on a five-step model in accordance with ASC 606, “Revenue from Contracts with Customers.” To date, the Company has not generated any product revenue from its drug candidates. The Company’s ability to generate product revenues, which the Company does not expect will occur in the next two to three years, if ever, will depend heavily on the successful development, regulatory approval, and eventual commercialization of the Company’s product candidates.

Milestone Revenue

The Company is subject to a license agreement related to its Molgradex product candidate (see Note 14), which includes certain milestone payments to be remunerated by the licensee to Savara. Pursuant to the license agreement, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is satisfied. The Company identifies the performance obligations included within the license agreement and evaluates which performance obligations are distinct.

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

Stock-Based Compensation

The Company recognizes the cost of stock-based awards granted to employees based on the estimated grant-date fair value of the awards. The value of the portion of the award is recognized as expense ratably as the award vests over the requisite service period. The Company recognizes the compensation costs for awards that vest over several years on a straight-line basis over the vesting period (see Note 13). Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise.

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

Manufacturing and Other Commitments and Contingencies

The Company is subject to various manufacturing royalties and payments related to its product candidate, Molgradex. Under a manufacture and supply agreement with the active pharmaceutical ingredients (“API”) manufacturer, Savara must make certain payments to the API manufacturer upon achievement of certain milestones. Additionally, upon first receipt of marketing approval by Savara from a regulatory authority in a country for a product containing the API for therapeutic use in humans and ending the earlier of (i) ten (10) years thereafter or (ii) the date a biosimilar of such product is first sold in such country, Savara shall pay the API manufacturer a royalty equal to low-single digits of the net sales in that country.

Pursuant to a license agreement between the Company and a Japanese licensee regarding the development and commercialization of Molgradex for the treatment of aPAP in Japan, the Company shall fund the licensee fifty percent (50%), up to a maximum of approximately $0.8 million, of the external costs associated with specific regulatory and filing activities to be conducted by the licensee. As of December 31, 2019, no costs have been incurred.

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

Manufacturing and Other Contingent Milestone and Co-Development Payments (in thousands):

December 31, 2019
Molgradex API manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of Molgradex	$2,450
Molgradex nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer Molgradex	7,634
Molgradex Japanese licensee:
Co-development and regulatory costs	750
Medical education and research foundation:
First commercial sale in the U.S. of Molgradex in treatment of NTM	500
Total manufacturing and other commitments	$11,334

The milestones and co-marketing commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of December 31, 2019.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement.” The update eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company has reviewed ASU 2018-13 and concluded that it does not have a material impact on our consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.” The update clarifies that certain transactions between collaborative partners should be accounted for as revenue under the new revenue standard ASC 606 when the collaborative partner is a customer, specifies the unit of account for determining whether a transaction with a customer is a distinct good or service under ASC 606, and precludes a company from presenting transactions with a collaborative partner that are not in the scope of ASC 606 together with revenue from contracts with customers.  ASU 2018-18 is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company has reviewed ASU 2018-18 and concluded that it has no impact on our consolidated financial statements.

In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements,” which aims to clarify and revise guidance for certain lessors and clarify interim transition disclosure requirements for ASC 842. ASU 2019-01 is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company has reviewed ASU 2019-01 and concluded that it does not have a material impact on our consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.”  The Company has reviewed ASU 2019-01 and concluded that it has no impact on our consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer” which requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718 whereby the amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The Company has reviewed ASU 2019-08 and concluded that it has no impact on our consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses” as a separate update for improvements to the amendments in ASU 2016-13 to increase stakeholder awareness of those amendments and to expedite the improvement process. The Company has reviewed ASU 2019-11 and concluded that it does not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” which aims to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company has reviewed ASU 2019-12 and concluded that it does not have a material impact on our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force)” which affect all entities that apply the guidance in Topics 321, 323, and 815 and (1) elect to apply the measurement alternative or (2) enter into a forward contract or purchase an option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting. The Company has reviewed ASU 2020-01 and concluded that it does not have a material impact on our consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update).” The company is currently reviewing ASU 2020-02 and its impact on our consolidated financial statements.

3. Prepaid expenses and other current assets

Prepaid expenses, consisted of (in thousands):

	December 31,
	2019	2018
R&D tax credit receivable	$1,253	$1,263
Prepaid contracted research and development costs	184	561
VAT receivable	364	421
Prepaid insurance	247	162
Foreign currency exchange derivative	7	—
Deposits and other	251	107
Total prepaid expenses and other current assets	$2,306	$2,514

4. Accrued expenses and other current liabilities

Accrued expenses and other liabilities, consisted of (in thousands):

	December 31,
	2019	2018
Accrued contracted research and development costs	$2,018	$2,044
Accrued general and administrative costs	1,710	371
Accrued compensation	1,303	643
Forward currency exchange derivative	—	26
Deferred revenue	—	250
Lease liability	440	—
Current portion of capital lease obligation	—	41
Total accrued expenses and other current liabilities	$5,471	$3,375

5. Short-term Investments

Short-term Investments in Available-for-Sale Securities

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$15,629	$11	$(2)	$15,638
Asset backed securities	8,789	10	—	8,799
Corporate securities	30,556	30	(1)	30,585
Commercial paper	16,935	—	—	16,935
Total short-term investments	$71,909	$51	$(3)	$71,957

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$15,967	$—	$(2)	$15,965
Asset backed securities	8,595	—	(7)	8,588
Corporate securities	19,975	—	(21)	19,954
Commercial paper	42,022	—	—	42,022
Total short-term investments	$86,559	$—	$(30)	$86,529

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

There were no significant realized gains or losses related to investments for the years ended December 31, 2019 and 2018.

6. Property and Equipment, Net

Property and equipment, net consisted of (in thousands):

	December 31,
	2019	2018
Research and development equipment	$1,102	$1,102
Equipment	676	625
Furniture and fixtures	105	163
Leasehold improvements	143	—
Total property and equipment	2,026	1,890
Less accumulated depreciation	(1,674)	(1,368)
Property and equipment, net	$352	$522

Depreciation expense for the years ended December 31, 2019 and 2018 was $0.3 million and $0.5 million, respectively.

7. Debt Facility

On April 28, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank, as amended on October 31, 2017 (the “Loan Agreement”), which provided for a $15.0 million credit facility that was made available in two equal tranches. In December 2018, the Company entered into an amendment to the Loan Agreement (the “Loan Amendment”) to increase the amount of the term loan facility from $15.0 million to $45.0 million and make certain other changes. The Loan Agreement, as amended, provides that the funds are available in two tranches: (i) $25.0 million became available upon the effectiveness of the Loan Amendment, of which $15.0 million was used to refinance the existing amount outstanding under the loan facility, and (ii) $20.0 million, the availability of which expired on September 30, 2019.

Silicon Valley Bank has been granted a perfected first priority lien in all of our assets with a negative pledge on our intellectual property. The Loan Agreement, as amended, contains customary affirmative and negative covenants, including among others, covenants limiting our ability and our subsidiaries’ ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to certain exceptions.

Following the Loan Amendment, the loans bear interest at the prime rate reported in The Wall Street Journal, plus a spread of 3.0%. Interest only payments are due through October 2020 followed by monthly payments of principal plus interest over the following twenty-five (25) months and a maturity date of November 1, 2022. The Loan Agreement, as amended, includes (i) a prepayment fee  (2.0% of funded amounts in months 13-24 and 1.0% thereafter); and (ii) an end of term charge equal to 6.0% of the amount of principal borrowed. Savara paid minimal legal costs directly attributable to the Loan Amendment and previously paid $0.1 million in legal costs directly attributable to the original issuance of the debt instrument. Such charges were accounted for as debt issuance costs and are being amortized to interest expense using the effective interest method through the scheduled maturity date.

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

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value (in thousands):

	As of December 31, 2019
	Short-term	Long-term
Principal payments to lender and end of term charge	$2,000	$23,452
Debt issuance costs	—	(182)
Debt discount related to warrants	—	(158)
Carrying value	$2,000	$23,112

The carrying value of the debt facility approximates fair value.

Future minimum payments under the debt facility are as follows (in thousands):

Year ending December 31,
2020	$2,000
2021	12,000
2022	12,500
Total future minimum payments	26,500
Unamortized end of term charge	(1,048)
Debt issuance costs and debt discount	(340)
Total minimum payment	25,112
Short-term portion	(2,000)
Long-term debt facility	$23,112

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

Additional investments in corporate debt securities, commercial paper, asset-backed securities, and repurchase agreements are considered Level 2 financial instruments because the Company has access to quoted prices but does not have visibility to the volume and frequency of trading for all of these investments. For the Company’s investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

Foreign exchange derivatives not designated as hedging instruments are considered Level 2 financial instruments. The Company’s foreign exchange derivative instruments are typically short-term in nature.

The Company also determined that the contingent consideration, as settled in full during the second quarter of 2019, was a Level 3 financial instrument.

The fair value of these instruments as of December 31, 2019 and 2018 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2019:
Cash equivalents:
U.S. Treasury money market funds	$13,530	$—	$—
Repurchase agreements	—	6,000	—
Short-term investments:
U.S. government securities	$15,638	$—	$—
Asset backed securities	—	8,799	—
Corporate securities	—	30,585	—
Commercial paper	—	16,935	—
Other assets:
Foreign exchange derivatives not designated as hedging instruments	—	7	—
As of December 31, 2018:
Cash equivalents:
U.S. Treasury money market funds	$14,710	$—	$—
Commercial paper	—	4,411	—
Corporate securities	—	2,371	—
Short-term investments:
U.S. government securities	$15,965	$—	$—
Asset backed securities	—	8,588	—
Corporate securities	—	19,954	—
Commercial paper	—	42,022	—
Liabilities:
Contingent consideration	$—	$—	$12,214
Foreign exchange derivatives not designated as hedging instruments	—	26	—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instrument for the year ended December 31, 2019 and 2018 (in thousands):

Contingent Consideration
Balance at December 31, 2017	$11,948
Change in fair value	266
Balance at December 31, 2018	$12,214
Change in fair value	219
Settlement of contingent liability	(12,433)
Balance at December 31, 2019	$—

Prior to its settlement in Q2 2019, the Company recorded changes in fair value of the contingent consideration in general and administrative expense.

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the years ended December 31, 2019 and 2018.

9. Derivative Financial Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company seeks to limit these risks by following risk management policies and procedures, including the use of derivatives. The Company’s derivative contracts, which are not designated as hedging instruments, principally address short-term foreign currency exchange. The estimated fair value of the derivative contracts was based upon the relative exchange rate as of the balance sheet date. Accordingly, any gains or losses resulting from variances between this exchange rate at the contract inception date were recognized as “Other income (net)” in the consolidated statements of operations and comprehensive loss. As of December 31, 2019, there were approximately $3.0 million of unsettled forward exchange contracts to purchase foreign currency and a corresponding liability of approximately $3.0 million consisting of forward exchange contract obligations, resulting in minimal net derivative financial instruments, recorded at their estimated fair value in “Accrued expenses and other current liabilities.”

10. Shareholders’ Equity

Public Offerings

On July 30, 2018, the Company completed an underwritten public offering consisting of 4,250,000 shares of its common stock at a price to the public of $11.50 per share. The net proceeds from the offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $45.8 million. The July 2018 public offering was executed under a shelf registration agreement filed with the Securities and Exchange Commission on June 29, 2018 and declared effective on July 13, 2018 (the “Registration Statement”).

The Company has used and intends to use the net proceeds from this offering for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for our product candidates, the initiation of Molgradex pre-commercialization activities, and general and administrative expenses.

Private Placement

On December 24, 2019, we completed a private placement in a public entity (the “Private Placement” or “PIPE”) under a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Investors”), pursuant to which we issued and sold to the Investors 9,569,430 shares of our common stock at a price of $1.745 per share and pre-funded warrants (“Pre-Funded PIPE Warrants”) to purchase an aggregate of 5,780,537 shares of common stock at $1.744 per share (or $1.745 minus par value of $.001). The net proceeds after deducting placement fees and offering expenses were approximately $25.2 million. We also issued accompanying warrants (the “Milestone Warrants”), with an exercise price of $1.48 per share, to purchase an aggregate of up to 32,577,209 additional shares of common stock and may receive up to approximately $48.2 million from the exercise of the Milestone Warrants prior to their expiration, totaling aggregate gross proceeds of up to approximately $75.0 million from the PIPE before deducting placement agent fees and estimated offering expenses. The Milestone Warrants are exercisable at any time prior to the earlier of thirty days following the achievement of a defined clinical milestone or two years after the closing date of the Private Placement. The Pre-Funded PIPE Warrants are exercisable at any time after their original issuance and will not expire.

We intend to use the net proceeds from the Private Placement to fund a new clinical trial of Molgradex for the treatment of aPAP and for other general corporate purposes.

In connection with the Private Placement and the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which, among other things, the Company has agreed to prepare and file with the SEC a registration statement, no later than one hundred twenty (120) days following the closing date of December 24, 2019, to register for resale the shares of common stock sold in the Private Placement and the shares of common stock underlying the Milestone Warrants and Pre-Funded PIPE Warrants described above.

The Company determined that the securities issued in the PIPE were free-standing and that the Pre-Funded PIPE Warrants and Milestone Warrants did not contain any settlement obligations that would result in liability classification under ASC 480 “Distinguishing Liability from Equity.” Since the settlement of the Pre-Funded PIPE Warrants and Milestone Warrants were initially permitted in unregistered shares, indexed to the Company’s stock, and satisfy the other criteria under ASC 815 “Derivatives and Hedgeing,” the Pre-Funded PIPE Warrants and Milestone Warrants qualify for equity classification and were valued using the Black-Scholes Option Pricing model with the following assumptions: volatility of 90.39%, expected term of two years, risk-free interest rate of 1.63%, and a zero-dividend yield. The net proceeds from the Private Placement were allocated among the instruments based upon their relative fair values resulting in carry values of the respective instruments as follows (in thousands):

Relative Fair Value Allocation
Financial instruments:	December 24, 2019
Common Stock and Pre-Funded PIPE Warrants	$11,713
Milestone Warrants	13,534
Total Net Proceeds from Private Placement	$25,247

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

During the years ended December 31, 2019 and 2018, the Company sold 4,769,726 and 48,600 shares of common stock under the Sales Agreement for net proceeds of approximately $29.6 million and $0.5 million, respectively.

Common Stock

The Company’s amended and restated certificate of incorporation, as amended in June 2018, authorizes the Company to issue 201 million shares of common and preferred stock, consisting of 200 million shares of common stock with $0.001 par value per share and one million shares of preferred stock with $0.001 par value per share.  The following is a summary of the Company’s common stock at December 31, 2019 and 2018.

	December 31
	2019	2018
Common stock authorized	200,000,000	200,000,000
Common stock outstanding	50,790,441	35,146,096

The Company’s shares of common stock reserved for issuance as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Warrants acquired in merger	403,927	750,840
Warrants converted in connection with merger	72,869	72,869
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-Funded Warrants	775,000	775,000
Pre-Funded PIPE Warrants	5,780,537	—
Milestone Warrants	32,577,209	—
Stock options outstanding	4,541,432	3,077,264
Issued and nonvested RSUs	315,625	156,250
Total shares reserved	44,544,392	4,910,016

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of December 31, 2019:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
403,927	$29.40	February 2021
72,869	$8.98	June 2021
775,000	$0.01	October 2024
24,725	$9.10	April 2027
41,736	$5.39	June 2027
11,332	$8.824	December 2028
5,780,537	$0.001	None
32,577,209	$1.48	December 2021 or 30 days after clinical milestone
39,687,335

11. Commitments

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

We lease office space in Copenhagen, Denmark under a lease with an effective date of November 1, 2018 and that expires on September 30, 2022. The lease in Copenhagen can be terminated by the lessee and lessor no earlier than March 31, 2022 for vacating the premises by September 30, 2022 and contains an option to extend the lease term to remain in force until it is terminated in writing by either the lessee or lessor with a six month notice period from the first day of the month following September 30, 2022. For the year ended December 31, 2019, it is not reasonably certain the Company will exercise the extension options inherent in the lease. Our annual rent is approximately $0.1 million, paid over monthly installments, subject to annual increases equal to the Danish consumer price index, or approximately 2% annually.

On March 23, 2017, we sublet office space located in San Diego, California with rentable office space of approximately 13,707 square feet, which previously served as a predecessor’s corporate headquarters, to a third party as the Company no longer had an ongoing need for this facility. The term of the sub-sublease commenced on July 1, 2017 and expires on May 31, 2020, coterminous with a sublease agreement dated June 19, 2014 with the sublessor. As of December 31, 2019, annual rent under the sub-sublease is approximately $0.5 million, payable in monthly installments.

We previously leased office space for our corporate headquarters in Austin, Texas, pursuant to an operating lease dated November 19, 2012, as amended May 22, 2015, under which we were obligated to remit annual rental payments of approximately $0.1 million payable in monthly installments for the period January 1, 2018 through November 30, 2019. Our obligation under this lease has expired. On November 29, 2017, we entered into a sublease agreement pursuant to which the sublessee assumed the office space and rental payments effective January 1, 2018 through November 30, 2019 except for the first month rent on January 2018.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2019 (in thousands):

Year ending December 31,
2020	$478
2021	184
2022	67
Total future minimum lease payments	$729
Less imputed interest	(42)
Total	$687

Operating cash flows from operating leases	$786
Weighted-average remaining lease term (in months) - operating leases	18.7
Weighted-average discount rate - operating leases	8.5%

As of December 31, 2019, the carrying value of the right-of-use assets for the operating leases was $0.7 million, which is reflected in “Other non-current assets,” and the carrying value of the lease liabilities for operating leases was $0.7 million, of which $0.4 million related to the current portion of the lease liabilities is recorded in “Accrued expenses and other current liabilities,” and $0.3 million related to the non-current portion of the lease liabilities is recorded in “Other long-term liabilities.”

Contingent Royalty and Milestone Payments

The Company is also subject to certain contingent royalty payments to the Cystic Fibrosis Foundation as further described below, and certain manufacturers of Molgradex and related suppliers as described in Note 2.

CFF Award

In September 2013, the Company received a $1.7 million award (the “CFF Award”) from the Cystic Fibrosis Foundation (“CFF”) related to the development of the Company’s AeroVanc product. The CFF Award includes disbursements to the Company based upon the achievement of certain milestones. If the milestone payments are achieved, requested, and received by the Company, Savara is then subject to royalty payments, due to the CFF, as follows: (i) based on commercialization of AeroVanc an amount equal to three (3) times the amount of the CFF Award; (ii) upon the achievement of net sales exceeding $50 million for any calendar year during the first five years after the first commercial sale, an amount equal to one (1) times the amount of the CFF Award; (iii) upon the achievement of net sales exceeding $100 million for any calendar year during the first five years after the first commercial sale, an amount equal to one (1) times the amount of the CFF Award; (iv) upon a change in control transaction, as defined in the CFF Award agreement, occurring prior to the second anniversary date of the effective date of the CFF Award, September 30, 2015, an amount equal to 5% of the proceeds from the change in control transaction but not to exceed an amount equal to two (2) times the CFF Award proceeds received; and (v) upon a change in control transaction occurring after the second anniversary date of the effective date of the CFF Award, an amount equal to 5% of the proceeds from the change in control transaction or a sale or license of the AeroVanc program with a third party but not to exceed an amount equal to (3) three times the CFF Award.

Since the Company has earned the full amount of the CFF Award, or $1.7 million, during the periods preceding the years ended December 31, 2019 and 2018, it recognized grant revenue in the requisite prior periods accordingly and is subject to the royalty obligations described above as calculated on the full amount of the CFF Award received. However, as the Company has not recognized any sales from AeroVanc, the Company has not recorded a liability for any amounts due as additional royalties.

On November 28, 2017, Savara entered into an amendment (the “Award Amendment”) to the CFF Award, as amended (the “Amended CFF Award”), pursuant to which the amount of the development award available to Savara was increased by $5.0 million to an aggregate of $6.7 million. Pursuant to the terms of the Amended CFF Award, if Savara elects to draw down funds on the increased award, it is obligated to make royalty payments to CFF as follows: (i) based on commercialization of AeroVanc an amount equal to four (4) times the amount Savara receives under the Amended CFF Award; (ii) upon the achievement of net sales exceeding $50 million for any calendar year during the first five years after the first commercial sale, a payment equal to the amount Savara receives under the Amended CFF Award; (iii) upon the achievement of net sales exceeding $100 million for any calendar year during the first seven years after the first commercial sale, an amount equal to one (1) times the amount of the Amended CFF Award; and (iv) upon the consummation of  a change of control transaction, as defined in the Amended CFF Award agreement, or a sale or license of the AeroVanc program with a third party, an amount equal to 7.5% of the amount received from the third party in connection with such transaction, up to a total of four (4) times the amount received by Savara under the Amended CFF Award with any such payments credited against the royalty payments due upon commercialization of AeroVanc, and under which Savara must continue paying or cause the third party to assume any remaining royalties payable to CFF pursuant to the Amended CFF Award.

As of December 31, 2019 and 2018, the Company had made no draws against the amount following the Award Amendment.

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

12. Related Parties

Pursuant to the Company’s public offering on June 7, 2017 (Note 10), Zambon SpA (“Zambon”) purchased 4,693,540 shares of the Company's common stock resulting in ownership of approximately 13.4%  of the Company's outstanding shares and voting interests as of December 31, 2018 and was thereby considered a related party to the Company for the year ended December 31, 2018. Due to a reduction of Zambon’s percentage ownership of common stock of the Company during the year ended December 31, 2019, Zambon no longer qualifies as a related party as of December 31, 2019.

Pursuant to the Private Placement on December 24, 2019 (Note 10), Bain Capital Life Science Investors, LLC and affiliates (“Bain”), acquired 4,571,139 shares of the Company’s common stock, 3,615,498 Pre-Funded PIPE Warrants, and 17,374,517 Milestone Warrants and was has a right to designate a member of the Company’s board of directors. As an investor with the right to designate a member of the Company’s board of directors, Bain has significant influence over the Company and is thereby considered a related party as of December 31, 2019.

13. Stock-Based Compensation

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

Prior to the merger in April 2017, the Company had issued incentive and non-qualified options and restricted stock to employees and non-employees under the 2008 Plan. The terms of the stock options, including the exercise price per share and vesting provisions, were determined by the board of directors. Stock options were granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant based upon objective and subjective factors including: third-party valuations, preferred stock transactions with third parties, current operating and financial performance, management estimates and future expectations. Stock option grants typically vest quarterly over three to four years and expire ten years from the grant date, and restricted stock grants typically vest on a quarterly basis over four years and expire ten years from the grant date.

Changes in 2008 Plan

Subsequent to the merger in April 2017, the Company no longer issues awards under the 2008 Plan.

B. 2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), which was amended and approved by stockholders in June 2018. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units (“RSUs”), performance units, shares and other stock-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of December 31, 2019, the number of shares of our common stock available for grant under the 2015 Plan was 272,211 shares.

Shares of common stock that are subject to awards granted under the 2015 Plan shall be counted against the shares available for issuance under this plan as one share for each share subject to a stock option or stock appreciation right and as 1.34 shares for each share subject to an award other than a stock option or a stock appreciation right such as an RSU. If any shares of common stock subject to an award granted under any of our stockholder-approved, equity-based incentive plans are forfeited, or an award expires or is settled for cash pursuant to the terms of an award, the shares subject to the award may be used again for awards under the 2015 Plan to the extent of the forfeiture, expiration or cash settlement. The shares of common stock will be added back as one share for every share of common stock if the shares were subject to a stock option or stock appreciation right, and as 1.34 shares for every share of common stock if the shares were subject to an award other than a stock option or stock appreciation right.

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

Fair Value Assumptions for 2015 Plan

The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the years ended December 31, 2019 and 2018:

	2019	2018
Risk-free interest rate	1.39% - 2.60%	2.75% - 3.09%
Expected term (years)	6.19 - 7.05	7.05
Expected volatility	79.9% - 91.3%	79% - 81%
Dividend yield	0%	0%

The following table summarizes the assumptions used for estimating the fair value of stock options granted to non-employees for the years ended December 31, 2019 and 2018:

	2019	2018
Risk-free interest rate	1.62% - 1.92%	2.82%
Expected term (years)	6.16 - 9.96	7.05
Expected volatility	83.9% - 91.3%	80%
Dividend yield	0%	0%

C. Stock-Based Award Activity

The following tables provide a summary for the 2008 Plan and 2015 Plan of stock option activity for employees and non-employees, restricted stock, and RSU activity for the year ended December 31, 2019:

Stock Options:

	Shares Underlying Option Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2018	3,077,264	$6.28	8.30	$7,975
Granted	1,665,625	3.22	9.80
Exercised	(136,729)	0.81
Expired/cancelled/forfeited	(64,728)	8.85
Outstanding at December 31, 2019	4,541,432	$5.29	8.25	$461
Options exercisable at December 31, 2019	1,901,039	$5.29	6.83	$277
Vested and expected to vest at December 31, 2019	4,541,432	$5.29	8.25	$461

RSUs:

	Shares Underlying Option Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	156,250	$9.59
Granted	234,000	1.19
Vested	(52,125)	9.20
Expired/cancelled/forfeited	(22,500)	9.23
Outstanding at December 31, 2019	315,625	$3.45

Restricted Stock:

The following table summarizes the restricted stock activity for the years ended December 31, 2019 and 2018:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2017	16,190	$0.65
Granted	—	—
Vested	(16,190)	0.65
Forfeited	—	—
Nonvested at December 31, 2018	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2019	—	$—

The total fair value of restricted stock that vested during the years ended December 31, 2019 and 2018 was $0 and $0.2 million, respectively. As of December 31, 2019, there was no remaining compensation cost related to nonvested restricted stock not yet recognized.

During the years ended December 31, 2019 and 2018, the Company did not issue any shares of restricted stock to employees under the 2008 Plan.

The following table provides a summary of options issued to employees and non-employees that are outstanding and vested as of December 31, 2019:

Exercise Price	Number Outstanding	Weighted-Average Life (in Years)	Number Exercisable	Weighted-Average Life (in Years)
$0.52 - $0.82	243,103	3.66	243,103	3.66
$1.01 - $1.57	1,212,289	5.99	482,428	8.28
$1.59 - $5.13	1,128,180	6.78	382,578	8.58
$5.85 - $9.93	588,756	7.83	195,915	8.51
$10.01 - $15.21	1,369,104	8.51	597,015	8.66
	4,541,432		1,901,039

The weighted-average grant date fair values for the Company’s stock options granted during the years ended December 31, 2019 and 2018 were $2.30 per share and $10.07 per share, respectively. The total compensation cost related to nonvested stock options not yet recognized as of December 31, 2019 was $9.9 million, which will be recognized over a weighted-average period of approximately 2.6 years. Stock options to purchase 136,729 shares and 186,138 shares were exercised during the years ended December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, the Company granted options to purchase a total of 60,000 and 0 shares of common stock to non-employees, respectively, under the 2015 Plan.

The Company recorded a minimal amount of stock-based compensation expense for options issued to non-employees for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, options to purchase 10,000 shares were held by non-employees and were vested and outstanding.

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018
Research and development	$2,123	$1,626
General and administrative	2,318	2,111
Total stock-based compensation	$4,441	$3,737

14. License Agreement

The Company entered into a license agreement on May 12, 2016, as amended on June 4, 2018 (the “License Agreement”), with a licensee (the “Licensee”) under which the Licensee received an exclusive right to import, market, sell, distribute, and promote Molgradex in Japan for the treatment of aPAP. In return, the Licensee will pay the Company marketing and regulatory-based milestone payments and sales-based royalties. In October 2018, the Company achieved a milestone payment pursuant to the License Agreement resulting in the receipt of $0.3 million from the Licensee. As of December 31, 2019, the Company has determined that it has not met all of the performance obligations under the License Agreement and, accordingly, has recorded the milestone payment as deferred revenue in “Other long-term liabilities” in the Company’s consolidated balance sheet until such time the performance obligations are met.

15. Income Taxes

The components of loss before income taxes for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Domestic	$(52,440)	$(48,868)
Foreign	(25,733)	(19,705)
Total	$(78,173)	$(68,573)

The Company did not record a federal tax benefit or expense for the year ended December 31, 2019. However, a tax benefit of approximately $4.6 million for income tax was recorded during the year ended December 31, 2018 due to the reduction of the Company’s deferred tax liability related to the impairment and corresponding decrease to the carrying value of IPR&D associated with a drug candidate assumed in the April 2017 merger. The Company recorded no state provision for income taxes for the years ended December 31, 2019 and 2018, due to revenues below the minimum tax threshold. The components of the benefit for income taxes are as follows for the years ended December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Current:
Federal	$—	$—
State	—	—
Foreign	—	124
Total Current	—	124
Deferred:
Federal	—	(4,555)
State	—	—
Foreign	—	(2,626)
Total Deferred	—	(7,181)
Total income tax expense (benefit)	$—	$(7,057)

A reconciliation of the expected income tax results computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Income tax expense (benefit) computed at federal statutory tax rate	$(16,416)	$(14,706)
Change in valuation allowance	12,780	8,692
Orphan drug & research credits generated	(2,855)	(2,945)
Orphan drug & research credit expense disallowance	278	1,164
Impact of foreign operations	(312)	(305)
Goodwill impairment	5,671	—
Other permanent differences	854	1,043
Total	$—	$(7,057)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based upon the Company’s lack of earnings history. During the years ended December 31, 2019 and 2018, the valuation allowance increased by $12.8 million and $8.7 million, respectively.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax liabilities:
Prepaid assets	$—	$—
Intangible assets	2,143	2,845
Other	516	251
Total deferred tax liabilities	2,659	3,096
Deferred tax assets:
Net operating loss carryforwards	30,953	21,406
Amortization	97	208
Credit carryforwards	15,654	12,706
Accrued liabilities & other	365	318
Total deferred tax assets	47,069	34,638
Subtotal	44,410	31,542
Valuation allowance	(44,410)	(31,542)
Net deferred taxes	$—	$—

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”), reducing the U.S. corporate income tax rate to 21% effective January 1, 2018. The Company reflected the income tax effects of the Tax Act as of December 31, 2017 and had no significant adjustments to provisional amounts as of December 31, 2018.

Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” which allows companies to record provisional amounts related to the effects of the Tax Act to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate during a measurement period not to extend beyond one year from the enactment date.  As of December 31, 2019 and 2018, we have completed our accounting and measurement analyses related to the income tax effects of the Tax Act, and no significant adjustments to the provisional amounts were recorded during the year ended December 31, 2019 and 2018.

The Company reclassified certain foreign refundable tax credits generated by both its Danish and Australian subsidiaries of approximately $1.5 million from “Income tax benefit” to “Other income, net” on the Consolidated Statements of Operation and Comprehensive Loss for the year ended December 31, 2018 and believes the adjustment is not material to the current or prior annual or interim periods.

As of December 31, 2019 and 2018, the Company had foreign net operating loss (“NOL”) carryforwards of approximately $40.3 million and $23.1 million, respectively, which have an indefinite carryforward period. During the fourth quarter of 2018, the Company corrected its accounting to include deferred tax liabilities related to indefinite lived in-process research and development assets as a source of income in determining the realizability of net operating losses with an indefinite carryforward period. The Company recorded a tax benefit of $2.5 million in the fourth quarter of 2018 related to the reduction of the valuation allowance on deferred tax assets related to net operating losses with an indefinite carryforward period of which $1.8 million related to annual periods prior to 2018. The Company believes the adjustment is not material to the current or prior annual or interim periods. As of December 31, 2019 and 2018, the Company had NOL’s for federal income tax purposes of approximately $103.8 million and $77.7 million, respectively. As of December 31, 2019 and 2018, the Company also had available research and orphan drug tax credit carryforwards for federal income tax purposes of approximately $15.3 million and $12.5 million, respectively. If not utilized, these carryforwards expire at various dates beginning in 2028. As of December 31, 2019 and 2018, the Company had state research and development tax credit carryforwards of approximately $0.4 million and $0.3 million, respectively, which will begin to expire in 2034 if not utilized.

Utilization of the NOL and tax credit carryforwards may be subject to an annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as well as similar state provisions. Ownership changes may limit the amount of NOL carryforwards and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders in the stock of a corporation by more than 50 percentage points in the aggregate over a three-year period. The Company has not performed a study to determine whether any ownership change has occurred since the Company’s formation through December 31, 2019. However, the Company believes that it has experienced at least two ownership changes in the past and that it may experience additional ownership changes as a result of subsequent shifts in its stock ownership. Should there be an ownership change that has occurred or will occur, the Company’s ability to utilize existing carryforwards could be substantially restricted and may result in the expiration of such carryforwards prior to utilization.

The Company applies the accounting guidance in ASC 740 “Income Taxes” related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits. During the years ended December 31, 2019 and 2018, the Company had no interest and penalties related to income taxes.

The Company files income tax returns in the U.S. federal, state, and foreign jurisdictions. As of December 31, 2019, the statute of limitations for assessment by the Internal Revenue Service (“IRS”) is open for the 2016 and subsequent tax years, although carryforward attributes that were generated for tax years prior to then may still be adjusted upon examination by the IRSs if they either have been, or will be, used in a future period. The 2015 and subsequent tax years remain open and subject to examination by the state taxing authorities. The 2017 and subsequent tax years remain open and subject to examination by the foreign taxing authorities. There are currently no federal, state, or foreign income tax audits in progress.

16. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed similarly to basic net loss per share except the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net loss per share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive.

As of December 31, 2019 and 2018 potentially dilutive securities include:

	Year ended December 31,
	2019	2018
Awards under equity incentive plan	4,541,432	3,077,264
Nonvested restricted shares and restricted stock units	315,625	156,250
Warrants to purchase common stock	33,131,798	901,502
Total	37,988,855	4,135,016

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the years ended December 31, 2019 and 2018 (in thousands, except share and per share amounts):

	Year ended December 31,
	2019	2018
Net loss	$(78,173)	$(61,516)
Net loss attributable to common stockholders	$(78,173)	$(61,516)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	$(78,173)	$(61,516)
Weighted-average common shares outstanding, basic and diluted	40,027,758	33,300,704
Basic and diluted EPS	$(1.95)	$(1.85)

17. Quarterly Financial Data (Unaudited)

The following table summarizes unaudited quarterly financial data for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$—	$—	$—	$—
Operating loss	$(12,920)	$(22,154)	$(12,442)	$(31,509)
Net loss	$(12,112)	$(21,939)	$(12,403)	$(31,719)
Basic and diluted net loss per share	$(0.34)	$(0.57)	$(0.30)	$(0.72)

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$—	$—	$—	$—
Operating loss	$(32,107)	$(11,906)	$(12,784)	$(13,248)
Net loss	$(26,849)	$(11,593)	$(12,560)	$(10,514)
Basic and diluted net loss per share*	$(0.86)	$(0.37)	$(0.36)	$(0.29)

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

18. Subsequent Events

Debt Facility

On January 31, 2020, the Company executed a third amendment (the “Third Amendment”) to the loan and security agreement dated April 28, 2017, as amended October 31, 2017 and December 4, 2018 with Silicon Valley Bank (the “Loan Agreement”), which provides for a $25 million term loan facility. The Third Amendment extends the interest-only period of the loan repayment through June 30, 2022, with payments thereafter in equal monthly installments of principal plus interest over 18 months. However, if by March 31, 2021, the Company does not have an ongoing Phase 3 or Phase 4 clinical trial evaluating its Molgradex product for the treatment of autoimmune pulmonary alveolar proteinosis in which the first patient has been dosed, the interest-only period will end and principal plus interest will be due in equal monthly installments over 24 months beginning on April 1, 2021.

Following the effective date of the Third Amendment, the Company was required to pay a portion of the end of period charge equal to $0.5 million under the Loan Agreement to Silicon Valley Bank. The loans bear interest at the greater of (i) the prime rate reported in The Wall Street Journal, plus a spread of 3.0% or (ii) 7.75%.  The Loan Agreement, as amended by the Third Amendment (the “Amended Loan Agreement”) will also require a prepayment fee (2.0% of funded amounts in months 13-24, and 1.0% thereafter), and an end of term charge equal to 6.0% of the amount of principal borrowed.

In addition to customary affirmative and negative covenants, the Amended Loan Agreement contains an affirmative covenant requiring Savara to deliver evidence by June 30, 2021, of the receipt of gross cash proceeds of at least $25.0 million from the exercise of currently outstanding warrants or the issuance of other equity securities.

In connection with the execution of the Third Amendment, the Company entered into amendments to each of the outstanding warrants previously issued to Silicon Valley Bank and its affiliate, totaling 77,792 shares, to amend the exercise price to be $2.87 per share. That amendment results in a decrease in the fair value of these warrants, determined in accordance with the Black-Scholes-Merton option pricing model, of $0.1 million, which will be accounted for as debt issuance costs and will be accreted as contra-interest expense using the effective interest method through the scheduled maturity date.

The Company has analyzed the Third Loan Amendment and concluded that the debt restructuring results in modification accounting under ASC 470 “Simplifying the Classification of Debt in a Classified Balance Sheet (Current versus Noncurrent).”

CFF Award and Partial Termination Letter Agreement

Effective February 6, 2020, the CFF and Savara entered into a termination agreement under which the Amended CFF Award was terminated immediately (“Termination Agreement). Under the terms of the Termination Agreement, the Award Amendment is to be disregarded, and the $5.0 million award is no longer available to the Company.

However, Savara shall retain the $1.7 million award previously received from the CFF under the CFF Award related to the development of the Company’s AeroVanc product and certain key provisions of the CFF Award shall survive pursuant to the Termination Agreement, including Savara’s obligation to make royalty payments to the CFF upon the achievement of certain milestones (see Note 11).

License Agreement

On February 21, 2020, the Company received notification from the Licensee of its intent to terminate the License Agreement (see Note 14). Therefore, the License Agreement will be terminated as of August 21, 2020.