Form 10-Q
period 2020-03-31
Savara Inc
filed 2020-05-07
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, the registrant had 52,187,063 shares of common stock, $0.001 par value per share, outstanding.

i

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$34,515	$49,804
Short-term investments	70,472	71,957
Prepaid expenses and other current assets	2,458	2,306
Total current assets	107,445	124,067
Property and equipment, net	294	352
In-process R&D	10,930	11,111
Other non-current assets	1,306	673
Total assets	$119,975	$136,203
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,227	$3,409
Accrued expenses and other current liabilities	6,502	5,471
Debt facility	—	2,000
Total current liabilities	7,729	10,880
Long-term liabilities:
Debt facility	24,731	23,112
Other long-term liabilities	199	513
Total liabilities	32,659	34,505
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 50,844,504 and 50,790,441 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	52	52
Additional paid-in capital	310,705	309,555
Accumulated other comprehensive loss	(128)	(17)
Accumulated deficit	(223,313)	(207,892)
Total stockholders’ equity	87,316	101,698
Total liabilities and stockholders’ equity	$119,975	$136,203

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$13,200	$10,019
General and administrative	2,982	2,763
Depreciation and amortization	58	138
Total operating expenses	16,240	12,920
Loss from operations	(16,240)	(12,920)
Other income, net:
Interest expense, net	(160)	(20)
Foreign currency exchange gain (loss)	156	(59)
Tax credit income	821	964
Change in fair value of financial instruments	2	(77)
Total other income	819	808
Loss before income taxes	(15,421)	(12,112)
Income tax benefit	—	—
Net loss	$(15,421)	$(12,112)
Net loss per share:
Basic and diluted	$(0.27)	$(0.34)
Weighted average common shares outstanding:
Basic and diluted	57,364,265	36,016,406
Other comprehensive loss:
Loss on foreign currency translation	(128)	(225)
Unrealized gain on short-term investments	17	26
Total comprehensive loss	$(15,532)	$(12,311)

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended March 31, 2020 and 2019

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total
Balance on December 31, 2018	35,146,096	$36	$237,702	$(129,719)	$200	$108,219
Issuance of common stock upon at the market offerings, net	647,426	—	4,890	—	—	4,890
Issuance of common stock for settlement of RSUs	13,125	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23,593	—	6	—	—	6
Stock-based compensation	—	—	1,000	—	—	1,000
Foreign exchange translation adjustment	—	—	—	—	(225)	(225)
Unrealized gain on short-term investments	—	—	—	—	26	26
Net loss incurred	—	—	—	(12,112)	—	(12,112)
Balance on March 31, 2019	35,830,240	$36	$243,598	$(141,831)	$1	$101,804

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total
Balance on December 31, 2019	50,790,441	$52	$309,555	$(207,892)	$(17)	$101,698
Issuance of common stock for settlement of RSUs	12,750	—	—	—	—	—
Issuance of common stock upon exercise of stock options	41,313	—	48	—	—	48
Closing costs for previous issuance of securities in private placement	—	—	(120)	—	—	(120)
Incremental cost due to modification of detachable warrants previously issued with debt instrument	—	—	28	—	—	28
Stock-based compensation	—	—	1,194		—	1,194
Foreign exchange translation adjustment	—	—	—	—	(128)	(128)
Unrealized gain on short-term investments	—	—	—	—	17	17
Net loss incurred	—	—	—	(15,421)	—	(15,421)
Balance on March 31, 2020	50,844,504	$52	$310,705	$(223,313)	$(128)	$87,316

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,421)	$(12,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization including right-of-use assets	242	307
Acquired in-process research and development (Note 7)	5,367	—
Changes in fair value of financial instruments	(2)	77
Change in fair value of contingent consideration	—	133
Noncash interest (income) expense	133	(4)
Foreign currency (gain) loss	(156)	59
Amortization of debt issuance costs	134	147
Accretion on discount to short-term investments	(69)	(342)
Stock-based compensation	1,194	1,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(195)	69
Non-current assets	(821)	(953)
Accounts payable and accrued expenses and other current liabilities	(3,180)	953
Long-term liabilities	(305)	(193)
Net cash used in operating activities	$(13,079)	$(10,859)
Cash flows from investing activities:
Purchase of property and equipment	(4)	(96)
Purchase in-process research and development (Note 7)	(3,247)	—
Purchase of available-for-sale securities, net	(35,614)	(46,035)
Maturities of available-for-sale securities	31,300	42,800
Sale of available-for-sale securities, net	5,780	10,651
Net cash (used in) provided by investing activities	$(1,785)	$7,320
Cash flows from financing activities:
Issuance of common stock upon at the market offerings, net	$—	$4,890
Repayment of debt facility	(514)	—
Proceeds from exercise of stock options	48	6
Net cash (used in) provided by financing activities	$(466)	$4,896
Effect of exchange rate changes on cash and cash equivalents	41	13
Increase (decrease) in cash and cash equivalents	$(15,289)	$1,370
Cash and cash equivalents beginning of period	49,804	24,301
Cash and cash equivalents end of period	$34,515	$25,671

Non-cash transactions
Acquisition of in-process research and development (Note 7)	$(2,120)	$—

Supplemental disclosure of cash flow information:
Cash paid for interest and end of period charge due upon debt facility amendment	$990	$528

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is an orphan lung disease company with a pipeline that comprises three investigational compounds, all of which use an inhaled delivery route. The Company’s lead program, Molgradex, is an inhaled granulocyte-macrophage colony-stimulating factor (“GM-CSF”) in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”) and in Phase 2a development for nontuberculous mycobacterial (“NTM”) lung infection in both non-cystic fibrosis (“CF”) and CF-affected individuals. Apulmiq is an inhaled liposomal ciprofloxacin in Phase 3 development for non-CF bronchiectasis (“NCFB”). AeroVanc is an inhaled vancomycin in Phase 3 development for persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in people living with CF. The Company and its wholly owned subsidiaries operate in one segment with its principal offices in Austin, Texas, USA.

Since inception, Savara has devoted substantially all of its efforts and resources to identifying and developing its product candidates, recruiting personnel, and raising capital. Savara has incurred operating losses and negative cash flow from operations and has no product revenue from inception to date. The Company has not yet commenced commercial operations.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019. Certain prior period amounts have been reclassified for consistency with current period presentation.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2020, and its results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for interim periods shown in this report are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The December 31, 2019 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019.

2. Summary of Significant Accounting Policies

Liquidity

As of March 31, 2020, the Company had an accumulated deficit of approximately $223.3 million. The Company also had negative cash flow from operations of approximately $13.1 million during the three months ended March 31, 2020. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Accordingly, the Company will need additional capital to further fund the development of, and seek regulatory approvals for, its product candidates and begin to commercialize any approved products.

Currently, the Company is primarily focused on the development of respiratory drugs and believes such activities will result in the Company’s continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of the Company’s product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of the Company’s product candidates, if approved, fail to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company is also continuously and critically reviewing our liquidity and anticipated capital requirements in light of the uncertainty resulting from the COVID-19 global pandemic. The Company intends to cover its future operating expenses through cash and cash equivalents on hand and through a combination of equity offerings, debt financings, government or other third-party funding, and other collaborations and strategic alliances with partner companies. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

While the Company had cash and cash equivalents of $34.5 million and short-term investments of $70.5 million as of March 31, 2020, the Company intends to continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings, and strategic alliances with partner companies. However, if such financings are not available timely and at adequate levels, the Company will need to reevaluate its operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management’s estimates include those related to the accrual of research and development and general and administrative costs, certain financial instruments recorded at fair value, contingent consideration, stock-based compensation, and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Accordingly, actual results could be materially different from those estimates.

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

License and Collaboration Agreements

The Company enters into license and collaboration agreements with third parties whereby the Company purchases the rights to develop, market, sell and/or distribute the underlying pharmaceutical products or drug candidates. Pursuant to these agreements, the Company is generally required to make up-front payments, milestone payments contingent upon the achievement of certain pre-determined criteria, royalty payments based on specified sales levels of the underlying products and/or certain other payments. Up-front payments are either expensed immediately as research and development or capitalized. The determination to capitalize amounts related to licenses is based on management’s judgments with respect to stage of development, the nature of the rights acquired, alternative future uses, developmental and regulatory issues and challenges, the net realizable value of such amounts based on projected sales of the underlying products, the commercial status of the underlying products, and/or various other competitive factors. Milestone payments made prior to regulatory approval are generally expensed as incurred and milestone payments made subsequent to regulatory approval are generally capitalized as an intangible asset. Royalty payments are expensed as incurred. Other payments made pursuant to license and collaboration agreements, which are generally related to research and development activities, are expensed as incurred.

Goodwill, Acquired In-Process Research and Development, and Deferred Tax Liability

Although the Company does not have any goodwill as of March 31, 2020, it has adopted the following accounting policy. Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill is not amortized but assessed for impairment on an annual basis or more frequently if impairment indicators exist. Current guidance issued by the FASB, as previously adopted by the Company, provides an impairment model whereby the Company has the option to implement a one-step method for determining impairment of goodwill, simplifying the subsequent measurement of goodwill by eliminating Step 2 (quantitative calculation of measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill) from the goodwill impairment test. Under the amendments in this guidance, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

Acquired in-process research and development (“IPR&D”) is considered an indefinite-lived intangible asset and is assessed for impairment annually or more frequently if impairment indicators exist. For instance, based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be materially negative impacts to the assumptions made with respect to our IPR&D assets that could result in an impairment of such assets. For the three months ended March 31, 2020, the impact of COVID-19 did not trigger any impairment indicators.

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

The Company performs its annual goodwill impairment test and IPR&D impairment test, as described above, as of June 30th and September 30th, respectively, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. For the three months ended March 31, 2020, the Company experienced a decrease of approximately $0.2 million in the carrying value of IPR&D, which was due to foreign currency translation.

Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of March 31, 2020. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. As of March 31, 2020, credits totaling $1.6 million had been generated but not yet received. Of this total Danish tax credit, $0.8 million is related to research and development activities incurred during the year ended December 31, 2019 and is recorded in “Prepaid expenses and other current assets” and expected to be received in the fourth quarter of 2020. The remaining portion of the Danish tax credit of $0.8 million, which was generated during the three months ended March 31, 2020, is recorded in “Other non-current assets” and is expected to be received in the fourth quarter of 2021.

The Company also recognized tax credit income for the three months ended March 31, 2020 as provided by the Australian Taxation Office for qualified research and development expenditures incurred through our subsidiary, Savara Australia Pty. Limited. Under Australian tax law, Australia remits a research and development tax credit equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. As of March 31, 2020, credits totaling $0.5 million had been generated but not yet received. Of this total Australian tax credit, $0.4 million is related to research and development activities incurred during the year ended December 31, 2019 and is recorded in “Prepaid expenses and other current assets” and expected to be received during the year ending December 31, 2020. The remaining portion of the Australian tax credit of $0.1 million, which was generated during the three months ended March 31, 2020, is recorded in “Other non-current assets” and is expected to be received during the year ended December 31, 2021.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) as codified in Accounting Standards Codification (“ASC”) 842 (“ASC 842”). ASU 2016-02, ASC 842, and additional issued guidance are intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months. This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 for public business entities. The Company adopted ASU 2016-02 as of January 1, 2019 using the effective date transition method of implementation offered under ASU 2018-11, “Leases (Topic 842) – Targeted Improvements” issued in July 2018 (“ASU 2018-11”), under which entities may change their date of initial application of ASU 2016-02 to the beginning of the period of adoption, or January 1, 2019, in the case of Savara. Accordingly, the Company is required to apply the prior lease guidance pursuant to ASC Topic 840 in the comparative periods, provide the disclosures required by ASC Topic 840 for all periods that continue to be presented in accordance with ASC Topic 840, recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019, if any, and provide certain disclosures under ASC 842 (see Note 11). The Company has also elected the package of practical expedients, applied by class of underlying asset, permitted in ASU 2018-11. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842, and (c) whether the unamortized initial direct costs before transition adjustments (as of the period of adoption) would have met the definition of initial direct costs in ASC 842 at lease commencement, and the Company did not separate lease and non-lease components.

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

Financial instruments carried at fair value include cash and cash equivalents, short-term investments, and foreign exchange derivatives not designated as hedging instruments.

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

Milestone Revenue

The Company is subject to a license agreement related to its Molgradex product candidate, which includes certain milestone payments to be remunerated by the licensee to Savara. In exchange, the Company granted the licensee an exclusive right to import, market, sell, distribute and promote Molgradex in Japan for the treatment of aPAP. Pursuant to the license agreement, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is satisfied. The Company identifies the performance obligations included within the license agreement and evaluates which performance obligations are distinct.

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

In October 2018, the Company achieved a milestone payment pursuant to this license agreement resulting in the receipt of $0.3 million from the licensee. As of March 31, 2020, the Company has determined that it has not met all of the performance obligations under this license agreement and, accordingly, has recorded the milestone payment as deferred revenue in “Accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheet until such time the performance obligations are met. On February 21, 2020, the Company received notification from the licensee of its intent to terminate this license agreement. Accordingly, this license agreement shall terminate on August 21, 2020 upon which the Company shall recognize revenue related to this $0.3 million milestone payment.

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

Manufacturing, Development, and Other Commitments and Contingencies

The Company is subject to various royalties and manufacturing and development payments related to its product candidates, Molgradex and Apulmiq. Under a manufacture and supply agreement with the active pharmaceutical ingredients (“API”) manufacturer for Molgradex, Savara must make certain payments to the API manufacturer upon achievement of the milestones outlined in the table set forth below. Additionally, upon first receipt of marketing approval by Savara from a regulatory authority in a country for a product containing the API for therapeutic use in humans and ending the earlier of (i) ten (10) years thereafter or (ii) the date a biosimilar of such product is first sold in such country, Savara shall pay the API manufacturer a royalty equal to low-single digits of the net sales in that country.

Under a license and collaboration agreement for the rights to develop and commercialize Apulmiq, the Company is subject to certain contingent development payments and contingent sales payments due to the licensor upon the achievement of certain milestones up to amounts as set forth in the following table (see Note 7). The Company will also owe the licensor low double-digit tiered royalties based on annual global net sales of licensed products (on a product-by-product basis), which are subject to reduction if another inhaled ciprofloxacin product is introduced into the market.

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

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the manufacturer of the nebulizer used to administer Molgradex. The change in the amount of the milestone payments from December 31, 2019 to March 31, 2020 was related to changes in foreign currency exchange rates and the accrual of a milestone equal to approximately $0.2 million due to the completion of our Phase 2a study of the use of Molgradex for the treatment of NTM in patients not affected by CF. Furthermore, milestone payments totaling 4.3 million euros relate to types of nebulizer delivery systems that are not currently being utilized in any of the studies in our development pipeline. In addition to these milestones, the Company will owe a royalty to the manufacturer of the nebulizer based on net sales. The royalty rate ranges from three-and one-half percent (3.5%) to five percent (5%) depending on the device technology used by the Company to administer the product.

Manufacturing, Development, and Other Contingent Milestone Payments (in thousands):

March 31, 2020
Molgradex API manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of Molgradex	$2,300
Molgradex nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer Molgradex	7,331
Medical education and research foundation (Molgradex):
First commercial sale in the U.S. of Molgradex in treatment of NTM	500
Apulmiq Licensor:
Achievement of various development activities and regulatory approval of Apulmiq for the treatment of NCFB	50,000
Achievement of various sales activities of Apulmiq for treatment of NCFB	100,000
Total manufacturing and other commitments	$160,131

The milestone commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of March 31, 2020.

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

Recent Accounting Pronouncements

In February 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update 2016-02, Leases (Topic 842) (SEC Update).” The company has reviewed ASU 2020-02 and concluded that it does not have a material impact on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments,” which addressed various issues including the following: (i) clarification that all entities are required to provide the (“ASU 2020-03”) fair value option disclosures in paragraphs 825-10-50-24 through 50-32 of the FASB’s ASC, (ii) clarification that the contractual term of a net investment in a lease determined in accordance with ASC 842, “Leases,” should be the contractual term used to measure expected credit losses under ASC 326, “Financial Instruments – Credit Losses,” and (iii) amendment of ASC 860-20, “Transfers and Servicing – Sales of Financial Assets,” clarifying that when an entity regains control of financial assets sold, an allowance for credit losses should be recorded in accordance with ASC 326. The Company has reviewed ASU 2020-3 and concluded that it does not have a material impact on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)” which provides optional guidance for a limited period of time to ease the potential burden in accounting for the effects of the transition away from LIBOR and other reference rates.” The company has reviewed ASU 2020-04 and concluded that it has no impact on our condensed consolidated financial statements.

3. Prepaid expenses and other current assets

Prepaid expenses consisted of (in thousands):

	March 31, 2020	December 31, 2019
R&D tax credit receivable	$1,233	$1,253
Prepaid contracted research and development costs	422	184
VAT receivable	356	364
Prepaid insurance	86	247
Foreign currency exchange derivative	—	7
Deposits and other	361	251
Total prepaid expenses and other current assets	$2,458	$2,306

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	March 31, 2020	December 31, 2019
Accrued contracted research and development costs	$2,100	$2,018
Accrued general and administrative costs	820	1,710
Accrued closing costs for previous issuance of securities in private placement	120	—
Accrued compensation	705	1,303
Foreign currency exchange derivative	88	—
Deferred revenue	238	—
Common stock due for in-licensing of development and commercialization rights	2,120	—
Lease liability	311	440
Total accrued expenses and other current liabilities	$6,502	$5,471

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$15,624	$121	$—	$15,745
Asset backed securities	3,027	—	—	3,027
Corporate securities	25,395	6	(62)	25,339
Commercial paper	26,361	—	—	26,361
Total short-term investments	$70,407	$127	$(62)	$70,472

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$15,629	$11	$(2)	$15,638
Asset backed securities	8,789	10	—	8,799
Corporate securities	30,556	30	(1)	30,585
Commercial paper	16,935	—	—	16,935
Total short-term investments	$71,909	$51	$(3)	$71,957

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

There were no significant realized gains or losses related to investments for the three months ended March 31, 2020 and March 31, 2019.

6. Debt Facility

On April 28, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank, as amended on October 31, 2017 and December 4, 2018 (the “Loan Agreement”). The Company executed a third amendment (the “Third Amendment”) to the Loan Agreement on January 31, 2020, which provides for a $25 million term debt facility. The Third Amendment extends the interest-only period of the loan repayment through June 30, 2022, with payments thereafter in equal monthly installments of principal plus interest over 18 months. However, if by March 31, 2021, the Company does not have an ongoing Phase 3 or Phase 4 clinical trial evaluating its Molgradex product for the treatment of aPAP in which the first patient has been dosed, the interest-only period will end and principal plus interest will be due in equal monthly installments over 24 months beginning on April 1, 2021.

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

Silicon Valley Bank has been granted a perfected first priority lien in all of our assets with a negative pledge on our intellectual property. The Amended Loan Agreement contains customary affirmative and negative covenants, including among others, covenants limiting our ability and our subsidiaries’ ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates, in each case subject to certain exceptions. In addition, the Amended Loan Agreement contains an affirmative covenant requiring Savara to deliver evidence by June 30, 2021, of the receipt of gross cash proceeds of at least $25 million from the exercise of currently outstanding warrants or the issuance of other equity securities.

Pursuant to the execution and funding of the Loan Agreement and subsequent amendments, the Company issued Silicon Valley Bank and its affiliate warrants to purchase (i) 24,725 shares of the Company’s common stock at an exercise price of $9.10 per share, with a ten-year life, expiring April 28, 2027 (“April 2017 Warrants”); (ii) 41,736 shares of the Company’s common stock at an exercise price of $5.39 per share with a ten-year life, expiring June 15, 2027 (“June 2017 Warrants”); and (iii) 11,332 shares of the Company’s common stock at an exercise price of $8.824 per share, with a ten-year life, expiring December 4, 2028 (“December 2018 Warrants”). The warrants were valued using the Black-Scholes-Merton option pricing model at the respective issue date, and the collective fair value of the warrants has been recorded as a debt discount which is being amortized through interest expense using the effective interest method through the scheduled maturity date.

In connection with the execution of the Third Amendment, the Company entered into amendments to each of the outstanding warrants previously issued to Silicon Valley Bank and its affiliate, totaling 77,793 shares, to amend the exercise price to be $2.87 per share. That amendment results in a minimal incremental increase to the fair value of these warrants, determined in accordance with the Black-Scholes-Merton option pricing model and ASC 718-20-55, which has been recognized as interest expense.

The Company paid minimal legal costs directly attributable to the original issuance of the debt instrument underlying the Loan Agreement and subsequent amendments. Such charges were accounted for as debt issuance costs and are being amortized to interest expense using the effective interest method through the scheduled maturity date.

The Company has analyzed the Third Loan Amendment and concluded that the debt restructuring results in modification accounting under ASC 470 “Simplifying the Classification of Debt in a Classified Balance Sheet (Current versus Noncurrent).”

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value, which approximates the fair value (in thousands):

	As of March 31, 2020
	Short-term	Long-term
Principal payments to lender and end of term charge	$—	$25,064
Debt Issuance costs		$(189)
Debt discount related to warrants	—	(144)
Carrying Value	$—	$24,731

The carrying value of the debt facility approximates fair value.

7. Apulmiq License Agreement

On January 7, 2020, the Company entered into a license and collaboration agreement with Grifols, S.A., a company organized under the laws of Spain (“Grifols”), which was subsequently amended on February 18, 2020 and March 31, 2020 (the “License”). On March 31, 2020, the final condition precedent to the effectiveness of the License was satisfied, and the License became effective.

The License provides Savara with an exclusive, worldwide, royalty-bearing license, with rights to sublicense, patent rights owned or controlled by Grifols (the “Grifols Patents”) and know-how owned or controlled by Grifols to make, have made, use, develop, import and export, supply, offer for sale, and sell or otherwise commercialize pharmaceutical preparations containing ciprofloxacin in a liposomal formulation and/or ciprofloxacin that is not encapsulated in liposomes (each such pharmaceutical preparation a “Licensed Product”) for all uses.

Under the License, the Company has sole responsibility for the activities and costs related to the development of (1) a Licensed Product for the treatment of either NCFB or pulmonary infections associated with NCFB (the “Initial Indication”) and (2) any Licensed Product for another indication, of which none are currently approved, (an “Additional Indication”), including the conduct of a confirmatory Phase 3 clinical trial in the Initial Indication. The Company is responsible for all regulatory and commercialization activities and the associated costs for each Licensed Product and is obligated to use Diligent Efforts (as defined in the License) to obtain regulatory approval in the U.S. and E.U. of a Licensed Product in the Initial Indication and any Additional Indications.

The Company agreed to pay Grifols (i) an upfront cash payment of approximately $3.3 million and (ii) an upfront payment of one million shares of the Company’s common stock valued at approximately $2.1 million on the date of issuance (the “Consideration Shares”) upon effectiveness of the License, (collectively the “Upfront Payments”). The Company also agreed to pay Grifols (i) certain developmental milestone payments totaling up to $50 million for the development of the Licensed Products for the treatment of NCFB upon approval of a Licensed Product for commercial sale by the FDA and EMA and (ii) certain sales milestone payments totaling up to $100 million upon the first achievement of annual global net sales of (a) $100 million, (b) $300 million, and (c) $500 million (collectively, the “Contingent Consideration”). Additionally, the Company agreed to pay Grifols low double-digit tiered royalties based on annual global net sales of all Licensed Products, which are subject to reduction if another inhaled ciprofloxacin product is introduced into the market. The Company is obligated to make such royalty payments on a country-by-country and Licensed Product-by-Licensed Product basis until the later of (i) ten (10) years after the first commercial sale of a Licensed Product in a country, (ii) expiration of the last Grifols Patent covering that Licensed Product in that country, or (iii) the date a generic inhaled liposomal ciprofloxacin is introduced in that country (the “Royalty Term”). At the end of the Royalty Term, the Company will have a fully paid-up license for the applicable Licensed Product.

The Company has accounted for the License as an asset acquisition in accordance with ASU 2017-01 “Business Combinations (Topic 805) - Clarifying the Definition of a Business” and ASC 805 “Business Combinations.” Since the Licensed Product has not yet achieved regulatory approval and there is deemed to be no alternative future use, the Company has recorded research and development expense of approximately $5.4 million for the Upfront Payments.

The Company has determined that the Contingent Consideration is currently neither probable nor can the amount be reasonably estimated, and therefore, no related liability has been recorded as of March 31, 2020.

The term of the License continues until the Royalty Term expires in all countries for all Licensed Products. Grifols may terminate the License immediately if (i) the Company or one of its affiliates files a challenge to a Grifols Patent or (ii) the Company fails to develop Licensed Products or execute its Development Plan (as defined in the License) by failing to allocate material funds, full-time equivalents and resources for twelve (12) consecutive months (net of any delay due to force majeure). Either party can terminate for the other party’s material breach following a cure period or upon certain insolvency events. The License also contains customary representations, warranties, mutual indemnities, limitations of liability, and confidentiality provisions.

The Company also incurred approximately $0.5 million in legal fees in conjunction with the License of which $0.3 million and $0.2 million were incurred and expensed in the year ended December 31, 2019 and during the three months ended March 31, 2020, respectively.

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

The fair value of these instruments as of March 31, 2020 and December 31, 2019 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2020
Cash equivalents:
U.S. Treasury money market funds	$30,268	$—	$—
Short-term investments:
U.S. government securities	$15,745	$—	$—
Asset backed securities	—	3,027	—
Corporate securities	—	25,339	—
Commercial paper	—	26,361	—
Other liabilities:
Foreign exchange derivatives not designated as hedging instruments	$—	$88	$—

As of December 31, 2019
Cash equivalents:
U.S. Treasury money market funds	$13,530	$—	$—
Repurchase agreements	—	6,000	—
Short-term investments:
U.S. government securities	$15,638	$—	$—
Asset backed securities	—	8,799	—
Corporate securities	—	30,585	—
Commercial paper	—	16,935	—
Other assets:
Foreign exchange derivatives not designated as hedging instruments	$—	$7	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands) for the year ended December 31, 2019 as there were no Level 3 financial instruments for the three months ended March 31, 2020:

Contingent Consideration
Balance at December 31, 2018	$12,214
Change in fair value	219
Settlement of contingent liability	(12,433)
Balance at December 31, 2019	$—

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the three months ended March 31, 2020 and year ended December 31, 2019.

9. Derivative Financial Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company seeks to limit these risks by following risk management policies and procedures, including the use of derivatives. The Company’s derivative contracts, which are not designated as hedging instruments, principally address short-term foreign currency exchange. The estimated fair value of the derivative contracts was based upon the relative exchange rate as of the balance sheet date. Accordingly, any gains or losses resulting from variances between this exchange rate and the exchange rate at the contract inception date were recognized in “Other income, net” in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2020, there was an asset of approximately $6 million consisting of unsettled forward exchange contracts to purchase foreign currency and a corresponding liability of approximately $6 million consisting of forward exchange contract obligations, resulting in a net derivative financial instrument of approximatley $0.1 million, recorded at their estimated fair value in “Accrued expenses and other current liabilities.”

10. Shareholders’ Equity

Common Stock Sales Agreement

On April 28, 2017, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, which was amended by Amendment No. 1 to the Common Stock Sales Agreement (the “Amendment”) on June 29, 2018 (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $60 million, in addition to the $2.3 million in shares sold prior to the Amendment. The Amendment was effective on July 13, 2018, the date the Company’s shelf registration agreement on Form S-3, as filed with the Securities and Exchange Commission on June 29, 2018, was declared effective (“New Registration Statement”) by the Securities and Exchange Commission. The Shares will be offered and sold pursuant to the New Registration Statement. Subject to the terms and conditions of the Sales Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the three months ended March 31, 2020, the Company did not sell any shares of common stock under the Sales Agreement.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 201 million shares of common and preferred stock, consisting of 200 million shares of common stock with $0.001 par value and one million shares of preferred stock with $0.001 par value. The following is a summary of the Company’s common stock at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Common stock authorized	200,000,000	200,000,000
Common stock outstanding	50,844,504	50,790,441

The Company’s shares of common stock reserved for issuance as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Warrants acquired in merger	403,927	403,927
Warrants converted in connection with merger	72,869	72,869
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
Milestone Warrants	32,577,209	32,577,209
Stock options outstanding	4,473,477	4,541,432
Issued and nonvested RSUs	302,875	315,625
Total shares reserved	44,463,687	44,544,392

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of March 31, 2020:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
403,927	$29.40	February 2021
72,869	$8.98	June 2021
775,000	$0.01	October 2024
24,725	$2.87	April 2027
41,736	$2.87	June 2027
11,332	$2.87	December 2028
5,780,537	$0.001	None
32,577,209	$1.48	December 2021 or 30 days after clinical milestone
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

We lease office space in Copenhagen, Denmark under a lease with an effective date of November 1, 2018 and that expires on September 30, 2022. The lease in Copenhagen can be terminated by the lessee and lessor no earlier than March 31, 2022 for vacating the premises by September 30, 2022 and contains an option to extend the lease term to remain in force until it is terminated in writing by either the lessee or lessor with a six month notice period from the first day of the month following September 30, 2022. For the quarter ended March 31, 2020, it is not reasonably certain the Company will exercise the extension options inherent in the lease. Our annual rent is approximately $0.1 million, paid over monthly installments, subject to annual increases equal to the Danish consumer price index, or approximately 2% annually.

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2020 (in thousands):

Year ending December 31,
2020	276
2021	183
2022	67
Total future minimum lease payments	$526
Less imputed interest	(23)
Total	$503

For the three months ended March 31, 2020
Lease cost:
Operating lease cost	$385
Sublease income	(136)
Total lease cost	$249
Other information:
Operating cash flows from operating leases	$200
Weighted-average remaining lease term (in months) - operating leases	18.9
Weighted-average discount rate - operating leases	8.5%

As of March 31, 2020, the carrying value of the right-of-use assets for the operating leases was $0.5 million, which is reflected in “Other non-current assets,” and the carrying value of the lease liabilities for operating leases was $0.5 million, of which $0.3 million related to the current portion of the lease liabilities is recorded in “Accrued expenses and other current liabilities,” and $0.2 million related to the non-current portion of the lease liabilities is recorded in “Other long-term liabilities.”

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

A. Equity Incentive Plans

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

2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), the amendment and restatement of which was approved by stockholders in June 2018. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units, performance units, shares and other stock-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of March 31, 2020, the number of shares of our common stock available for grant under the 2015 Plan was 298,853 shares.

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

C. Stock-Based Award Activity

The following table provides a summary of stock-based awards for the 2008 Plan and 2015 Plan for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Stock Options	RSUs	Total	Stock Options	RSUs	Total
Outstanding as of December 31	4,541,432	315,625	4,857,057	3,077,264	156,250	3,233,514
Granted	12,000	—	12,000	90,000	—	90,000
Exercised	(41,313)	(12,750)	(54,063)	(23,593)	(13,125)	(36,718)
Forfeited	(38,642)	—	(38,642)	(9,844)	—	(9,844)
Outstanding as of March 31	4,473,477	302,875	4,776,352	3,133,827	143,125	3,276,952

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Research and development	$593	$452
General and administrative	601	548
Total stock-based compensation	$1,194	$1,000

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31, 2020	March 31, 2019
Awards under equity incentive plan	4,473,477	3,133,827
Nonvested restricted shares and restricted stock units	302,875	143,125
Warrants to purchase common stock	33,131,798	901,502
Total	37,908,150	4,178,454

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share amounts):

	Three Months Ended
	March 31, 2020	March 31, 2019
Net loss	$(15,421)	$(12,112)
Net loss attributable to common stockholders	(15,421)	(12,112)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(15,421)	(12,112)
Weighted average common shares outstanding, basic and diluted	57,364,265	36,016,406
Basic and diluted EPS	$(0.27)	$(0.34)

The weighted average common shares outstanding, basic and diluted, for the three months ended March 31, 2020, includes one million shares due under the License (see Note 7), which were not issued to licensor until after March 31, 2020, and pre-funded warrants outstanding during the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions, and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, natural disasters and pandemics (such as the scope, scale and duration of the impact of the novel coronavirus, COVID-19), and those discussed in the section entitled “Risk Factors” in this Quarterly Report on pages 31 through 54.

Overview

We are an orphan lung disease company with a pipeline that comprises three investigational compounds, all of which use an inhaled delivery route. Our lead program, Molgradex, is an inhaled granulocyte-macrophage colony-stimulating factor (“GM-CSF”) in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”) and in Phase 2a development for nontuberculous mycobacterial (“NTM”) lung infection in both non-cystic fibrosis (“CF”) and CF-affected individuals. Apulmiq is an inhaled liposomal ciprofloxacin in Phase 3 development for non-CF bronchiectasis (“NCFB”). AeroVanc is an inhaled vancomycin in Phase 3 development for persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in people living with CF. Our strategy involves expanding our pipeline of potentially best-in-class products through indication expansion, strategic development partnerships and product acquisitions, with the goal of becoming a leading company in our field. Our management team has significant experience in orphan drug development and pulmonary medicine, in identifying unmet needs, developing and acquiring new product candidates, and effectively advancing them to approvals and commercialization.

Together with our wholly-owned subsidiaries, including Aravas Inc., Savara ApS, Drugrecure A/S, and Savara Australia Pty. Limited, we operate in one segment with our principal offices in Austin, Texas, USA. Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date as we have not yet commenced commercial operations. From our inception to March 31, 2020, we have raised net cash proceeds of approximately $264 million from public offerings of common stock, private placements of convertible preferred stock and common stock, and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $15.4 million for the three months ended March 31, 2020 and $78.2 million for the year ended December 31, 2019. As of March 31, 2020, we had an accumulated deficit of $223.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of March 31, 2020, we had cash and cash equivalents of $34.5 million and short-term investments of $70.5 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund our planned operations into 2022, we may need to continue to raise substantial additional capital to support operations, activities, and studies including an additional Phase 3 for Molgradex in aPAP and a Phase 3 for Apulmiq in NCFB. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Recent Events

COVID-19

The new coronavirus, COVID-19, global pandemic may pose significant risks to our business. It is too early to quantify the impact this situation will have on our financial performance for the remainder of our fiscal year ended December 31, 2020 or beyond, but the public health actions being undertaken to reduce spread of the virus are and may continue to create significant disruptions to our operations. Accordingly, management, on an on-going basis, is evaluating our liquidity position, communicating with and monitoring the actions of our service providers, manufacturers, and suppliers and reviewing our near-term financial performance as we manage Savara through the uncertainty related to COVID-19.

As of the date of this report:

•	Our personnel have restrictions on traveling, both in the interests of their health as well as federal, state, local, and international travel restrictions;
•	Due to government guidance, social restrictions, and out of abundance of caution for our employees’ health, a significant number of our office-based employees are working remotely;
•	Our third-party service providers, manufacturers, and suppliers are experiencing similar restrictions which could negatively impact our supply-chain and progress of our development pipeline; and
•	Government restrictions enacted as a result of COVID-19 and related safety concerns could delay recruitment of our current and future clinical studies.

We are adhering to government restrictions and operating out of an abundance of caution for the safety of our personnel and patients, including social distancing protocols and enabling remote working for our personnel. We are closely monitoring our liquidity and capital resources through the disruption caused by the COVID-19 pandemic including the operating performance of our business with focus on our operating expenses, loss per share, and cash flow from operations. The COVID-19 pandemic remains extremely fluid and we are continuing to re-assess the effect on our operations, making necessary operational and strategic decisions where possible, to mitigate the negative impact of the virus on our operations, by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.

Apulmiq License Agreement

Effective March 31, 2020, we obtained an exclusive, worldwide, royalty-bearing license (the “License”), with rights to sublicense, certain patent rights and know-how owned or controlled by Grifols, S.A. (“Grifols”) to make, have made, use, develop, import and export, supply, offer for sale, and sell or otherwise commercialize pharmaceutical preparations containing ciprofloxacin in a liposomal formulation and/or ciprofloxacin that is not encapsulated in liposomes (each such pharmaceutical preparation a “Licensed Product”) for all uses. Under the License, we have sole responsibility for the activities and costs related to the development of (1) a Licensed Product for the treatment of either NCFB or pulmonary infections associated with NCFB (the “Initial Indication”) and (2) any Licensed Product for another indication (each, an “Additional Indication”), including the conduct of a Phase 3 clinical trial in the Initial Indication. We are responsible for all regulatory and commercialization activities and the associated costs for each Licensed Product and are obligated to use Diligent Efforts (as defined in the License) to obtain regulatory approval in the U.S. and E.U. of a Licensed Product in the Initial Indication and any Additional Indications. In exchange for such License we agreed to pay Grifols (1) an upfront cash payment of approximately $3,2 million, (2) an upfront payment of one million shares of our common stock, (3) developmental milestone payments upon (i) approval of a Licensed Product for commercial sale by the U.S. Food and Drug Administration (“FDA”) and (ii) approval of a Licensed Product for commercial sale by the European Medicines Agency, (4) sales milestone payments upon the first achievement of annual global net sales in excess of certain thresholds, and (5) certain royalties based on annual global net sales of all Licensed Products.

Debt Facility Amendment

On January 31, 2020, we executed a third amendment (the “Third Amendment”) to the loan and security agreement dated April 28, 2017, as amended October 31, 2017 and December 4, 2018 with Silicon Valley Bank (the “Loan Agreement”), which provides for a $25 million term loan facility. The Third Amendment extends the interest-only period of the loan repayment through June 30, 2022, with payments thereafter in equal monthly installments of principal plus interest over 18 months. However, if by March 31, 2021, we do not have an ongoing Phase 3 or Phase 4 clinical trial evaluating our Molgradex product for the treatment of aPAP in which the first patient has been dosed, the interest-only period will end and principal plus interest will be due in equal monthly installments over 24 months beginning on April 1, 2021.

Following the effective date of the Third Amendment, we were required to pay a portion of the end of period charge equal to $0.5 million under the Loan Agreement to Silicon Valley Bank. The loans bear interest at the greater of (i) the prime rate reported in The Wall Street Journal, plus a spread of 3.0% or (ii) 7.75%. The Loan Agreement, as amended by the Third Amendment (the “Amended Loan Agreement”) will also require a prepayment fee (2.0% of funded amounts in months 13-24, and 1.0% thereafter), and an end of term charge equal to 6.0% of the amount of principal borrowed.

In addition to customary affirmative and negative covenants, the Amended Loan Agreement contains an affirmative covenant requiring us to deliver evidence by June 30, 2021, of the receipt of gross cash proceeds of at least $25 million from the exercise of currently outstanding warrants or the issuance of other equity securities.

Income Taxes and the CARES Act

In response to the COVID-19 pandemic, many governments are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The CARES Act, which was enacted on March 27, 2020 in the U.S., includes many measures to assist companies, including temporary changes to income and non-income-based tax laws. Some of the key tax-related provisions of the bill include:

•

Eliminating the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss (“NOL”) carryforwards to offset taxable income in 2018, 2019 or 2020. The 80% limitation is reinstated for tax years after 2020;

•	Allowing NOLs originating in 2018, 2019 or 2020 to be carried back five years;
•	Increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020;
•

Allowing taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cut and Jobs Act in 2017; and

•	Allowing companies to deduct more of their cash charitable contributions paid during calendar year 2020 by increasing the taxable income limitation from 10% to 25%.

In addition to the income tax provisions noted above, the CARES Act provides non-income tax provisions, such as allowing payments of the employer share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020 to be paid over the following two years. Other provisions will allow eligible employers subject to closure due to the COVID-19 pandemic to receive a 50% credit on qualified wages against their employment taxes each quarter with any excess credits eligible for refunds.

Although we are assessing the provisions of the CARES Act, we do not believe the measures mentioned above materially impact us or are relevant to our tax reporting. However, we are carefully assessing these and other provisions of the CARES Act and any potential additional federal stimulus packages with regards to their impact on our tax reporting as well as any provisions which may benefit us.

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

The largest component of our operating expenses has historically been our investment in research and development activities. The following table shows our research and development expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Product candidates:
AeroVanc	$2,844	$3,304
Molgradex	4,989	6,685
Apulmiq	5,367	—
Other	—	30
Total research and development expenses	$13,200	$10,019

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

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, benefits, and related costs for personnel in executive, finance and accounting, legal and investor relations, and professional and consulting fees for accounting, legal, investor relations, business development, commercial strategy and research, human resources, and information technology services. Other general and administrative expenses include facility lease and insurance costs.

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

Goodwill and Acquired IPR&D

Although the Company does not have any goodwill as of March 31, 2020, it has adopted the following accounting policy. In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other,” our goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired. For instance, based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be materially negative impacts to the assumptions made with respect to our IPR&D assets that could result in an impairment of such assets.

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

With respect to the impairment testing of acquired IPR&D, ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” and ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” provide us a two-step impairment process with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more-likely-than not (that is, a likelihood of more than 50%) that our acquired IPR&D is impaired. If we choose to first assess qualitative factors and we determine that it is more-likely-than not acquired IPR&D is not impaired, we are not required to take further action to test for impairment.

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

We estimate the grant-date fair value of a stock option award using the Black-Scholes-Merton option pricing model (“Black-Scholes model”). In determining the grant-date fair value of a stock option award under the Black-Scholes model, we must make a number of assumptions, including the term of the award, the volatility of the price of our common stock over the term of the award, and the risk-free interest rate. Changes in these or other assumptions could have a material impact on the compensation expense we recognize.

Revenue

We record revenue based on a five-step model in accordance with ASC 606, “Revenue from Contracts with Customers.” To date, we have not generated any product revenue from our product candidates.

Milestone Revenue

With respect to the license agreement related to our Molgradex product (see Note 2 of the condensed financial statements in this report), which includes certain milestone payments to be remunerated to us by the licensee, we identify the performance obligations, determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when (or as) the performance obligation is satisfied. We identify the performance obligations included within the license agreement and evaluate which performance obligations are distinct.

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

Results of Operations — Comparison of Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,		Dollar
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$13,200	$10,019	$3,181
General and administrative	2,982	2,763	219
Depreciation	58	138	(80)
Total operating expenses	16,240	12,920	3,320
Loss from operations	(16,240)	(12,920)	(3,320)
Other income (loss), net	819	808	11
Net loss before income taxes	(15,421)	(12,112)	(3,309)
Income tax benefit	—	—	—
Net loss	$(15,421)	$(12,112)	$(3,309)

Research and Development

Research and development expenses increased by $3.2 million, or 31.7%, to $13.2 million for the three months ended March 31, 2020 from $10.0 million for the three months ended March 31, 2019. The increase was primarily due to approximately $5.4 million equal to the aggregate of the fair value of Savara common stock to be issued and cash remunerated to the licensor under the License for the development and commercialization rights to Apulmiq, which was recorded as research and development expense. The upfront license payment expenses were offset by decreased development costs associated with the development of Molgradex and AeroVanc in the amount of $1.7 million and $0.5 million, respectively.

General and Administrative

General and administrative expenses increased by $0.2 million, or 7.9%, to $3.0 million for the three months ended March 31, 2020 from $2.8 million for the three months ended March 31, 2019. The increase was primarily due to increased noncash stock-based compensation charges, personnel costs, and corporate insurance costs for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2020, we had $34.5 million in cash and cash equivalents, $70.5 million in short-term investments and an accumulated deficit of $223.3 million. We entered into a loan and security agreement with Silicon Valley Bank during the year ended December 31, 2017, which was amended a third time in January 2020, under which we have drawn a total of $25 million. We continue to sell our common stock through “at the market offerings” under the Sales Agreement and have raised net proceeds of $31.9 million under the Sales Agreement since April 2017. Since June 2017, we have completed three public offerings with combined net proceeds, after deducting the underwriting discounts and commissions and offering expenses, of approximately $135.4 million.

On December 24, 2019, we completed a private placement in a public entity for net proceeds of $25.1 million and issued accompanying warrants, which have a two year expiry date, to purchase additional shares of our common stock which may result in approximately $48.2 million in additional proceeds to us before customary closing fees.

We have used and intend to use the net proceeds from these offerings for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for our product candidates, the initiation of pre-commercialization activities, and general and administrative expenses. We are also continuously and critically reviewing our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 global pandemic.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(13,079)	$(10,859)
Cash (used in) provided by investing activities	(1,785)	7,320
Cash (used in) provided by financing activities	(466)	4,896
Effect of exchange rate changes	41	13
Net increase (decrease) in cash	$(15,289)	$1,370

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2020 was $13.1 million, consisting of a net loss of $15.4 million, which was partially offset by approximately $1.4 million of noncash charges, comprised of depreciation and amortization including right-of-use assets, fair value changes, accretion on discount to short-term investments, amortization of debt issuance costs, and stock-based compensation, and $5.4 million of charges related to the upfront payment of the License, of which $2.1 million was noncash. The cash used in operating activities was further increased by a positive change in assets and liabilities of $4.5 million.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2020 was primarily the result of a $3.2 million upfront cash payment for the License as offset by proceeds from the net sales and maturities of short-term investments in excess of cash used for purchases of short-term investments in the amount of $1.5 million.

Cash flows from financing activities

Cash used in financing activities for the three months ended March 31, 2020 was primarily related to the payment of a portion of the end of period charge equal to $0.5 million under the Loan Agreement to Silicon Valley Bank following the Third Amendment.

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

As of March 31, 2020, we had cash, cash equivalents, and short-term investments of approximately $105 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through the issuance of additional equity securities and potentially through borrowings, grants, and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

Other than the developmental milestone payments, sales milestone payments, and royalties under the License with Grifols for rights to develop and commercialize Apulmiq, effective March 31, 2020, there were no material changes outside of the ordinary course of business in our contractual obligations during the three months ended March 31, 2020 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Other Commitments” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020.

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

We also have interest rate exposure as a result of our loan and security agreement with Silicon Valley Bank. As of March 31, 2020, the outstanding gross principal amount of the secured term loan was $25 million. The loan agreement bears interest at the greater of (i) prime rate reported in The Wall Street Journal, plus a spread of 3.0% or (ii) 7.75%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on March 31, 2020 were to have occurred, this change would not have had a material effect on our interest expense obligations with respect to outstanding borrowed amounts.

We have ongoing operations in Denmark and pay those vendors in local currency (Danish Krone) or Euros. We seek to limit the impact of foreign currency fluctuations through the use of derivative instruments, short-term foreign currency forward exchange contracts not designated as hedging instruments. We also have ongoing operations in Australia as a result of the expansion of Molgradex for the treatment of NTM lung infection and pay our respective vendors in Australian Dollars. We did not recognize any significant exchange rate losses during the three months ended March 31, 2020 and 2019. A 10% change in the Krone-to-dollar, Euro-to-dollar, Australian dollar-to-dollar, or Krone-to-Australian dollar exchange rate on March 31, 2020 would not have had a material effect on our results of operations or financial condition.

Although we do not believe that we are currently exposed to material changes in our cash, cash equivalents, and short-term investment securities, interest rates of our loan and security agreement with Silicon Valley Bank, or foreign currency exchange rates, we are cautiously and actively monitoring the effects of the COVID-19 pandemic on these instruments.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2020 these disclosure controls and procedures were effective at the reasonable assurance level.

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

For the three months ended March 31, 2020, we incurred a net loss of $15.4 million, and net cash used in operating activities was $13.1 million. At March 31, 2020, our cash, cash equivalents and short-term investment securities were approximately $105 million, and working capital was approximately $100 million. At March 31, 2020, we had an accumulated deficit of $223.3 million. We expect to continue to incur substantial operating losses for the next several years as we seek to advance our product candidates through clinical development, global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve. We are also continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic.

We will require additional financing to obtain regulatory approval for Molgradex, Apulmiq, and AeroVanc, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development efforts or other operations.

Since our Aravas subsidiary was formed in 2007, most of our resources have been dedicated to the development and acquisition of our product candidates, Molgradex, Apulmiq, and AeroVanc.  Under our current operating plan, we believe that our existing capital resources will be sufficient to fund our planned operations into 2022. However, we may raise additional capital, including through our “at the market offering” program to fund new studies, including an additional Phase 3 for Molgradex in aPAP and a Phase 3 for Apulmiq, programs, or acquisitions, or to address changes in our existing development programs. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

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

•	the costs involved in evaluating competing technologies and market developments or the loss in sales in case of such competition;
•	the costs involved in establishing, enforcing, or defending patent claims and other proprietary rights; and
•	negative impacts from the scope and spread of COVID-19.

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

For example, our recent acquisition of the rights to develop Apulmiq will require us to increase our workforce to manage the required development activities. If we are required to raise additional capital in the future, it may not be available on favorable financing terms within the time required, or at all. If additional capital is not available on favorable terms when needed, we will be required to raise capital on adverse terms or significantly reduce operating expenses through the restructuring of our operations or deferral of strategic business initiatives. If we raise additional capital through a public offering of securities or equity, a substantial number of additional shares may be issued, which may negatively affect our stock price and these additional shares will dilute the ownership interest of our current investors.

Our loan agreement contains covenants which may adversely impact our business; the failure to comply with such covenants could cause our outstanding debt to become immediately payable or accelerate principal payments.

On April 28, 2017, we entered into a Loan and Security Agreement, as subsequently amended on October 31, 2017, December 4, 2018, and January 31, 2020 between us and Aravas, as co-borrowers, and Silicon Valley Bank (the “Amended Loan Agreement”). The Amended Loan Agreement includes a number of restrictive covenants, including restrictions on incurring additional debt, making investments, granting liens, disposing of assets, paying dividends, and redeeming or repurchasing capital stock, subject to certain exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisitions or engage in other transactions. In addition, the Amended Loan Agreement includes covenants requiring, among other things, that we provide financial statements, comply with all laws, pay all taxes, maintain insurance, and satisfy an equity-based milestone. If we are not able to comply with these covenants, the outstanding loans under the Amended Loan Agreement could become immediately due and payable and would have a material adverse effect on our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline. Additionally, if by March 31, 2021, we do not have an ongoing Phase 3 or Phase 4 clinical trial evaluating its Molgradex product for the treatment of aPAP in which the first patient has been dosed, the interest-only period will end and principal plus interest will be due in equal monthly installments over 24 months beginning on April 1, 2021.

We have significant IPR&D and future impairment of IPR&D may have a significant adverse impact on our future financial condition and results of operations. Our goodwill was fully impaired during the year ended December 31, 2019.

As of March 31, 2020, we had IPR&D of approximately $10.9 million. These intangible assets have been previously impaired and remain subject to additional impairment analyses whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill, if any, and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to our condensed consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations. We will continue to evaluate our intangible assets for potential impairment in accordance with our accounting policies.

Events giving rise to impairment are difficult to predict and are an inherent risk in the pharmaceutical industry. Some of the potential risks that could result in impairment of our goodwill and IPR&D include negative clinical study results, adverse regulatory developments, delay or failure to obtain regulatory approval, additional development costs, changes in the manner of our use or development of our product candidates, competition, earlier than expected loss of exclusivity, pricing pressures, higher operating costs, changes in tax laws, prices that third parties are willing to pay for our IPR&D or similar assets in an arm’s-length transaction being less than the carrying value of our IPR&D, and other market and economic environment changes or trends, such as the ultimate scope and scale of the COVID-19 global pandemic. Events or changes in circumstances may lead to significant impairment charges on our IPR&D in the future, which could materially adversely affect our financial condition and results of operations.

Risks Related to Our Business Strategy and Operations

We are substantially dependent upon the clinical, regulatory, and commercial success of our product candidates, Molgradex, Apulmiq, and AeroVanc. Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate to the satisfaction of regulatory authorities the safety and efficacy of our product candidates.

The success of our business is dependent on our ability to advance the clinical development of Molgradex for the treatment of patients with aPAP, treatment of patients with NTM lung infection in both non-CF and CF-affected individuals, Apulmiq for the treatment of NCFB, and AeroVanc for the treatment of MRSA infection in the lungs of CF patients.

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

On March 12, 2020, we announced top line microbiology results from our Phase 2a, exploratory, open-label, non-controlled clinical study evaluating Molgradex for the treatment of NTM lung infection in patients not affected by CF, designated as OPTIMA.

Due to the COVID-19 pandemic, and out of an abundance of caution for people living with CF and clinical study staff, we announced the termination of enrollment in our Phase 3 study of AeroVanc to treat persistent MRSA lung infection in individuals living with CF, designated as AVAIL, and the termination of enrollment in our Phase 2a study of the use of Molgradex for the treatment of NTM in patients living with CF, designated as ENCORE, on March 30, 2020. With patient safety at the forefront of the decision, and in accordance with guidelines established by the FDA, efforts will be made to allow enrolled patients to continue with study treatments and site visit protocols, where possible. Top line results from the AVAIL study are expected in early 2021.

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

The COVID-19 global pandemic has required us to adapt our operations, such as enabling employees to work remotely, which may affect their employment satisfaction or productivity.

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

We outsource the manufacture of our product candidates and do not plan to establish our own manufacturing facilities. To manufacture our product candidates, we have made numerous custom modifications at contract manufacturing organizations (“CMOs”), making us highly dependent on these CMOs. For clinical and commercial supplies, if approved, we have supply agreements with third party CMOs for drug substance, finished drug product, drug delivery devices and other necessary components of our product candidates. While we have secured long-term commercial supply agreements with many of the third party CMOs, we would need to negotiate agreements for commercial supply with several important CMOs, and we may not be able to reach agreement on acceptable terms. In addition, we rely on these third parties to conduct or assist us in key manufacturing development activities, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials, and conducting stability testing, among other things. If these third parties are unable to perform their tasks successfully in a timely manner, whether for technical, financial, or other reasons, we may be unable to secure clinical trial material, or commercial supply material if approved, which likely would delay the initiation, conduct, or completion of our clinical studies or prevent us from having enough commercial supply material for sale, which would have a material and adverse effect on our business. For example, the impacts of the current COVID-19 global pandemic are rapidly evolving. The extent to which the pandemic impacts our ability to procure sufficient supplies for the development and commercialization of our products and product candidates will depend on the severity and duration of the spread of COVID-19, and the actions undertaken to contain the pandemic or treat its effects.

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

Any new manufacturer or supplier of finished drug product or its component materials, including drug substance and delivery devices, would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing of such product or ingredients required by us. The FDA or foreign regulatory agency may require us to conduct additional clinical studies, collect stability data, and provide additional information concerning any new supplier, or change in a validated manufacturing process, including scaling-up production, before we could distribute products from that manufacturer or supplier or revised process. For example, if we were to engage a third party other than our current CMOs to supply the drug substance or drug product for future clinical trials or commercial sale, the FDA or regulatory authorities outside of the U.S. may require us to conduct additional clinical and nonclinical studies to ensure comparability of the drug substance or drug product manufactured by our current CMOs to that manufactured by the new supplier. Changing of suppliers or equipment is particularly challenging for companies like us, with inhalation products, because any change could alter the performance of the drug product.

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

The CROs that we engage to execute our clinical studies play a significant role in the conduct of the studies, including the collection and analysis of study data, and we likely will depend on CROs and clinical investigators to conduct future clinical studies and to assist in analyzing data from completed studies and developing regulatory strategies for our product candidates. Individuals working at the CROs with which we contract, as well as investigators at the sites at which our studies are conducted, are not our employees, and we have limited control over the amount or timing of resources that they devote to their programs. In addition, our CROs may be affected by business or workforce interruptions for many reasons, including as a result of an outbreak of COVID-19 or another infectious disease, over which they and we have limited control. If our CROs, study investigators, and/or third-party sponsors fail to devote sufficient time and resources to studies of our product candidates, if we and/or our CROs do not comply with all GLP and GCP regulatory and contractual requirements, or if their performance is substandard, we may delay commencement and/or completion of these studies, submission of applications for regulatory approval, regulatory approval, and commercialization of our product candidates. Failure of CROs to meet their obligations to us could adversely affect development of our product candidates.

In addition, CROs we engage may have relationships with other commercial entities, some of which may compete with us. Through intentional or unintentional means, our competitors may benefit from lessons learned on our projects that could ultimately harm our competitive position. Moreover, if a CRO fails to properly, or at all, perform our activities during a clinical study, we may not be able to enter into arrangements with alternative CROs on acceptable terms or in a timely manner, or at all. Switching CROs may increase costs and divert management time and attention. In addition, there likely would be a transition period before a new CRO commences work. These challenges could result in delays in the commencement or completion of our clinical studies, which could materially impact our ability to meet our desired and/or announced development timelines and have a material adverse impact on our business and financial condition. Additionally, the COVID-19 global pandemic may pose significant risks to our development and commercialization of our product candidates as our third-party service providers, manufacturers, and suppliers are experiencing restrictions and challenges which could negatively impact our supply-chain and progress of our development pipeline.

We currently have limited marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our products, if approved, or generate product revenue.

To commercialize our products, if approved, in the U.S. and other jurisdictions we seek to enter, we must build our marketing, sales, managerial, and other non-technical capabilities, or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our products receive regulatory approval, we expect to market such products in the U.S. through a focused, specialized sales force, which will be costly and time consuming. Institutionally, we have no prior experience in the marketing and sale of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Outside of the U.S., we may consider collaboration arrangements. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our products in certain markets. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of our products. If we are not successful in commercializing our products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we would incur significant additional losses.

To establish a sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth.

As of May 7, 2020, we had 42 full-time employees, including 30 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance, and other resources to manage our operations and clinical trials, continue our development activities, and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers, and other organizations.

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

We have set goals for accomplishing certain objectives material to the successful development of our product candidates. The actual timing of these events may vary due to many factors, including delays or failures in our nonclinical testing, clinical studies, and manufacturing and regulatory activities and the uncertainties inherent in the regulatory approval process. From time to time we create estimates for the completion of enrollment of or announcement of data from clinical studies of our product candidates. However, predicting the rate of enrollment or the time from completion of enrollment to announcement of data for any clinical study requires us to make significant assumptions that may prove to be incorrect. As an example, due to the COVID-19 pandemic, we have stopped enrollment in our AVAIL and ENCORE studies. Our estimated enrollment rates and the actual rates may differ materially, and the time required to complete enrollment of any clinical study may be considerably longer than we estimate. Such delays may adversely affect our financial condition and results of operations.

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

If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business, or if we or our vendors fail to comply with applicable data privacy laws, including the GDPR or the CCPA, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted.

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

Our operations might be interrupted and financial results could be adversely impacted by the occurrence of a natural disaster, war, system malfunction, terrorism, telecommunication and electrical failures or other catastrophic event, or public health crises, such as the 2019 COVID-19 pandemic.

Our corporate headquarters is located in a single commercial facility in Austin, Texas, USA. We maintain a second office in a single commercial facility in Denmark where many of our product development staff are located. Important documents and records, including copies of our regulatory documents and other records for our product candidates, are located both at a secure offsite document storage facility as well at our own facilities and we depend on our facilities for the continued operation of our business. Natural disasters and other catastrophic events, such as wildfires and other fires, earthquakes and extended power interruptions, terrorist attacks, public health crises, or severe weather conditions could significantly disrupt our operations and result in additional, unplanned expense. As a small company with limited resources, we are currently preparing or implementing a formal business continuity or disaster recovery plan and any natural disaster or catastrophic event could disrupt our business operations and result in setbacks to our development programs. Even though we believe we carry commercially reasonable insurance, we might suffer losses that are not covered by or exceed the coverage available under these insurance policies.

During the first quarter of 2020, COVID-19 was declared a pandemic by the WHO, resulting in significant disruptions to U.S. and international manufacturing and supply chain as well as travel restrictions in the U.S., Denmark, and many other countries. While the extent of the impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a negative impact on our business, financial condition and operating results. As a result of the COVID-19 pandemic, there could be delays in the manufacturing supply chain for our product candidates, including delays in procurement of materials for certain of our clinical studies due to the outbreak, delays in clinical trials or recruitment, or in a more severe scenario, our business, financial condition and operating results could be more severely affected. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to our business of the COVID-19 pandemic is difficult to predict.

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

Molgradex, Apulmiq, and AeroVanc have received Orphan Drug Designation by the FDA and Molgradex has also received Orphan Drug Designation in Europe. While orphan designation provides certain benefits, there are also associated risks.

Molgradex has received Orphan Drug Designation in the U.S. by the FDA and in Europe by the EMA for the treatment of aPAP, Apulmiq has been granted Orphan Drug Designation in the U.S. by the FDA for the treatment of lung infection in NCFB patients, and AeroVanc has been granted Orphan Drug Designation in the U.S. by the FDA for the treatment of MRSA lung infection in patients with CF. Orphan Drug Designation will not shorten the regulatory review or reduce the clinical data requirements needed to obtain approval. If approval is received to market Molgradex, Apulmiq, or AeroVanc for the respective indications, the FDA will not approve a similar product, with the same active ingredient, to Molgradex, Apulmiq, or AeroVanc for seven years and the EMA will not approve a similar product to Molgradex for ten years, unless we are unable to produce enough supply to meet demand in the marketplace or another similar product, with the same active ingredient, is deemed clinically superior. Similar product candidates, with the same active ingredient and route of delivery, may be granted Orphan Drug Designation during the development of the respective products, but the Orphan Drug exclusivity is granted only to the first of such products approved, which means there is risk that a competitor product candidate may receive approval and Orphan Drug exclusivity before us, thus preventing us from marketing one or more of our product candidates until the exclusivity of the competing product expires. Also, the Orphan Drug status will not prevent a competitor with a different active ingredient from competing with our product candidates. If we are prevented from marketing one or more product candidates due to a competitor’s Orphan Drug exclusivity, this would have a material adverse effect on our business.

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

Patient enrollment, a critical component to successful completion of a clinical study, is affected by many factors, including the size and nature of the study population, the proximity of patients to clinical sites, the eligibility criteria for the study, the design of the clinical study, ongoing studies competing for the same patient population and clinicians and patients’ perceptions as to the potential advantages of the drug being studied in relation to available alternatives, including therapies being investigated by other companies which may be viewed as more beneficial or important to study, fear of being randomized to the placebo arm, and changes in standard of care. Challenges to complete enrollment can be exacerbated in orphan indications, like those being pursued by us, with a limited number of qualifying patients and the lack of clinical sites with the necessary expertise and experience to conduct our studies. Further, completion of a clinical study and/or its results may be adversely affected by failure to retain patients who enroll in a study but withdraw due to adverse side effects, perceived lack of efficacy, belief that they are on placebo, improvement in condition before treatment has been completed, for personal reasons, without reason, or by patients who fail to return for or complete post-treatment follow-up. On March 30, 2020, due to the COVID-19 pandemic, and out of an abundance of caution for people living with CF and clinical study staff, we announced the close-out of enrollment in our Phase 3 AVAIL and Phase 2a ENCORE studies. With patient safety at the forefront of the decision, and in accordance with guidelines established by the FDA, efforts will be made to allow enrolled patients to continue with study treatments and site visit protocols, where possible. However, the COVID-19 pandemic may cause further delays in our clinical trials and have a negative impact on our business, financial condition and operating results.

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

Pharmaceutical products generally are subject to rigorous nonclinical testing and clinical studies and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or materially influence the manufacturing, safety, labeling, storage, record keeping, and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations is time-consuming and requires the expenditure of substantial resources. Molgradex is currently in Phase 3 clinical testing. The clinical study topline results were released by us on June 12, 2019 and did not meet all of the statistical goals and protocol end points. On October 1, 2019, we received a written response from the FDA in connection with a Type C meeting regarding the Molgradex development program for aPAP and results from the IMPALA Phase 3 study in which the FDA indicated that the data provided in the briefing package for the Type C meeting did not provide sufficient evidence of efficacy and safety for the treatment of aPAP.

On December 23, 2019, the FDA provided communication to us regarding the granting of Breakthrough Therapy designation, a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on clinically significant endpoint(s), for Molgradex for the treatment of aPAP. As such, we are working with the FDA and EMA to determine the scope and design of an additional Phase 3 study for the Molgradex development program for the treatment of aPAP. The scope, powering, cost, and timing of the additional study is not currently definitive, but the additional Phase 3 study will require us to expend substantial additional resources, significantly extend the timeline for clinical development prior to market approval, and may result in failure to complete the clinical development or gain regulatory approval of Molgradex for the treatment of aPAP.

We are currently planning a new Phase 3 clinical study of Apulmiq in NCFB patients. Apulmiq’s original developer, Aradigm, submitted an NDA for Apulmiq to the FDA in July 2017, based on the results from their ORBIT4 study, and supportive evidence from their ORBIT2 and ORBIT3 studies. In January 2018, Aradigm received a complete response letter (“CRL”) from the FDA regarding the NDA for Apulmiq, which stated that the FDA determined it cannot approve the NDA as submitted, and provided recommendations needed for resubmission. The areas of concern included clinical data, human factors validation study and product quality. Most importantly, the recommendations in the CRL included an additional Phase 3 clinical study that demonstrates a significant treatment effect on clinically meaningful endpoints. The CRL also included a request to conduct another human factors study to demonstrate that the product packaging and instructions for use are effective, and the CRL requested, among other things, additional product quality information with respect to microbiology and a new in vitro drug release method development report. We now plan to engage in discussions with the FDA to discuss the topics covered in the CRL, with a focus on the design and endpoints of another Phase 3 clinical study that would support a resubmission of the NDA for Apulmiq. While we believe we have a reasonable plan for a new Phase 3 study, we cannot provide assurance that we will be able to reach agreement with the FDA on a feasible study design. For example, the FDA may require us to use endpoints that necessitate the study to be excessively large, or to apply a treatment duration that would be excessively long, both of which may make a new study unfeasible. In the case that we are successful in reaching agreement with the FDA on the study design, we cannot provide assurance that we will be able to conduct such study with positive results, and to be able to resubmit the NDA. Even if we resubmit the NDA, we may not be successful in obtaining FDA approval of Apulmiq. For example, the FDA could require us to complete further clinical, or other studies, which could further delay or preclude any approval of the NDA and require us to obtain significant additional funding.

We have commenced the Phase 3 trial of AeroVanc, the success of which will be needed for FDA approval to market AeroVanc in the U.S. to treat persistent MRSA lung infection in individuals living with CF. However, due to the COVID-19 pandemic, and out of an abundance of caution for people living with CF and clinical study staff, we announced the termination of enrollment in our Phase 3 AVAIL study on March 30, 2020. With patient safety at the forefront of the decision, and in accordance with guidelines established by the FDA, efforts will be made to allow enrolled patients to continue with study treatments and site visit protocols, where possible. While significant communication with the FDA on the Phase 3 study design has occurred, even if the Phase 3 clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results as robust and convincing. Additionally, they may require additional clinical studies and/or other costly studies, which could require us to expend substantial additional resources and could significantly extend the timeline for clinical development prior to market approval. Additionally, we are conducting a two-year nonclinical carcinogenicity study on the AeroVanc powder, required by the FDA. The results of this study will not be known until a short time prior to potential submission of an NDA or BLA for AeroVanc. If the carcinogenicity study cannot be completed for technical or other reasons, or provides results that the FDA determines to be concerning, this may cause a delay or failure in obtaining approval for AeroVanc.

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug, including Molgradex, Apulmiq, and AeroVanc. Regardless of any guidance the FDA or foreign regulatory agencies may provide a drug’s sponsor during its development, the FDA or foreign regulatory agencies retain complete discretion in deciding whether to accept an NDA or BLA or the equivalent foreign regulatory approval submission for filing or, if accepted, whether to approve an NDA or BLA. There are many components to an NDA or BLA or marketing authorization application submission in addition to clinical study data. For example, the FDA or foreign regulatory agencies will review the sponsor’s internal systems and processes, as well as those of its CROs, CMOs, and other vendors, related to development of its product candidates, including those pertaining to its clinical studies and manufacturing processes. Before accepting an NDA or BLA for review or before approving the NDA or BLA, the FDA or foreign regulatory agencies may request that we provide additional information that may require significant resources and time to generate and there is no guarantee that our product candidates will be approved for any indication for which we may apply. The FDA or foreign regulatory agencies may choose not to approve an NDA or BLA for a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development its product candidates. Even if one or more Phase 3 clinical studies are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA or foreign regulatory agencies may not consider efficacy and safety data from the submitted studies adequate scientific support for a conclusion of effectiveness and/or safety and may require one or more additional Phase 3 or other studies prior to granting marketing approval. If this were to occur, the overall development cost for the product candidate would be substantially greater and competitors may bring products to market before us, which could impair our ability to generate revenues from the product candidates, or even seek approval, if blocked by a competitor’s Orphan Drug exclusivity, which would have a material adverse effect on our business, financial condition, and results of operations.

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. For example, U.S. federal government shut-downs or budget sequestrations, such as ones that occurred during January 2018 and December 2018 through January 2019, may result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Further, regulatory oversight and actions may be disrupted or delayed in regions particularly impacted by COVID-19 if regulators and industry professionals are expending significant and unexpected resources addressing the outbreak.

Even if the FDA or foreign regulatory agencies grant approvals for our product candidates, the conditions or scope of the approval(s) may limit successful commercialization of the product candidates and impair our ability to generate substantial sales revenue. For example, the FDA may approve label claims for AeroVanc with age restrictions and/or treatment duration limitations, Molgradex with restrictions for use only by patients unresponsive to the current standard of care, or Apulmiq with restrictions for use only by NCFB patients colonized by specific bacteria or having had a specified number of recent exacerbations. They may limit the label of Molgradex, Alpumiq, or AeroVanc to a subset of patients based on a review of which patient groups had the greatest efficacious response in clinical studies. Such label restriction may be undesirable and may limit successful commercialization. The FDA or foreign regulatory agencies may also only grant marketing approval contingent on the performance of costly post-approval nonclinical or clinical studies, or subject to warnings or contraindications that limit commercialization. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMP, GCP, international conference on harmonization regulations, and GLP, which are regulations and guidelines that are enforced by the FDA or foreign regulatory agencies for all clinical development and for any clinical studies that we conduct post-approval. The FDA or foreign regulatory agencies may decide to withdraw approval, add warnings, or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution of our products. These actions could result from, among other things, safety concerns, including unexpected side effects or drug interaction problems, or concerns over misuse of a product. If any of these actions were to occur following approval, we may have to discontinue commercialization of the product, limit our sales and marketing efforts, implement risk minimization procedures, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

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

We have exclusive development and commercialization rights to Alpumiq under a development and commercialization license agreement of which related patents are owned by licensor. For example, Apulmiq is the subject of patents and patent applications focused on formulations of ciprofloxacin for inhalation. We also believe Apulmiq is protected by its difficult to manufacture liposomal formulation that relies on substantial know-how and trade secrets and that is also protected by our exclusive agreement with Apulmiq’s contract manufacturer. In the U.S, Apulmiq has been granted orphan drug designation for the management of bronchiectasis and has also been designated a Orphan Drug and Qualified Infectious Disease Product (“QIDP”) for treatment of NCFB patients with chronic lung infections with Pseudomonas aeruginosa; as such, Apulmiq may be protected by 12 years of regulatory exclusivity in the U.S. However, we may not be able to receive such designations or protections in other regions.

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

Patent applications in the U.S. are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months. As a result, we cannot be certain that the inventors listed in any patent or patent application owned by us were the first to conceive of the inventions covered by such patents and patent applications (for U.S. patent applications filed before March 15, 2013), or that such inventors were the first to file patent applications for such inventions outside the U.S. and, after March 15, 2013, in the U.S. In addition, changes in or different interpretations of patent laws in the U.S. and foreign countries may affect our patent rights and limit the number of patents we can obtain, which could permit others to use our discoveries or to develop and commercialize our technology and products without any compensation to us.

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

We also intend to rely on regulatory exclusivity for protection of our product candidates, if approved for commercial sale. Implementation and enforcement of regulatory exclusivity, which may consist of regulatory data protection and market protection, varies widely from country to country. Failure to qualify for regulatory exclusivity, or failure to obtain or maintain the extent or duration of such protections that we expect for our product candidates, if approved, could affect our decision on whether to market the products in a particular country or countries or could otherwise have an adverse impact on our revenue or results of operations. For Molgradex, which is administered via nebulization, we may rely on regulatory exclusivity for the combination of Molgradex and its delivery system. However, there is no assurance that our Molgradex product and its delivery system, if approved, will benefit from this type of market protection. Additionally, while regulatory exclusivity (given Apulmiq’s Orphan Drug and QIDP designations) may be a key component of Apulmiq’s protection in the U.S., there are no assurances that Apulmiq, if approved, will benefit from this type of market protection in the U.S., and additionally, no similar designations have been received in other regions.

We may rely on trademarks, trade names, and brand names to distinguish our products, if approved for commercial sale, from the products of our competitors. We intend to seek approval for new names for Molgradex, Alpumiq, and AeroVanc that meet the FDA’s and foreign regulatory requirements. However, our trademark applications may not be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks, in which case we may expend substantial resources to defend our proposed or approved trademarks and may enter into agreements with third parties that may limit our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote significant resources to advertising and marketing these new brands. For example, we filed a trademark for the name “Savara” and were challenged. We decided to terminate the application, but we may revisit such filings at a future date. Further, our competitors may infringe our trademarks or we may not have adequate resources to enforce our trademarks.

Our success depends on our ability to prevent competitors from duplicating or developing and commercializing equivalent versions of our product candidates, but patent protection may be difficult to obtain and any issued claims may be limited.

We have pending patent applications and issued patents in the U.S. and other countries covering the formulation of AeroVanc. However, these patents may not provide us with significant competitive advantages, because the validity or enforceability of the patents may be challenged and, if instituted, one or more of the challenges may be successful. Patents may be challenged in the U.S. under post-grant review proceedings, inter partes re-examination, ex parte re-examination, or challenges in district court. Patents issued in foreign jurisdictions may be subjected to comparable proceedings lodged in various foreign patent offices, or courts. These proceedings could result in either loss of the patent or loss or reduction in the scope of one or more of the claims of the patent. Even if a patent issues and is held valid and enforceable, competitors may be able to design around our patents, such as by using pre-existing or newly developed technology, in which case competitors may not infringe our issued claims and may be able to market and sell products that compete directly with us before and after our patents expire. We have exclusive development and commercialization rights to Alpumiq under a development and commercialization license agreement of which related patents are owned by licensor but may still be contested.

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

While Apulmiq has been granted orphan drug designation as well as designated a QIDP in the U.S., Apulmiq has not received such designations elsewhere and we may not be able to receive such designations due to region-specific patient population sizes or other factors. As such, patent protection, manufaccturing trade secrets, know-how and our exclusive contract manufacturer relationship may be especially important for protecting Apulmiq outside the U.S. We may not be able to obtain or protect such patents, and other liposomal product manufacturers may develop their own processes for manufacturing liposomal ciprofloxacin for products that could compete with Apulmiq.

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

Furthermore, the issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in and outside of the U.S. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to use our patents to stop others from using or commercializing similar or identical products or technology, or limit the duration of the patent protection of our technology and drugs. Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours once QIDP exclusivities have expired. See the section entitled “Risks Related to Our Industry” for further description of Orphan Drug and QIDP exclusivities.

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

Specifically, we use a liposomal formulation of ciprofloxacin in our Apulmiq product. A third party has been granted patent rights covering various liposomal formulations of inhaled antibiotics, including formulations containing ciprofloxacin. Whereas we do not believe these patent rights constitute a material obstacle for the commercialization of Apulmiq, there is a possibility that the third party may claim we are infringing their patent rights with our formulation. If that were to occur, we may need to enter into a license agreement with that party, and it may take us a long time to reach such agreement, or we may not succeed in reaching such agreement.

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

Molgradex, Apulmiq, and AeroVanc have received Orphan Drug Designation from the FDA and Molgradex has received Orphan Drug Designation from the EMA. Orphan Drug Designation will provide market exclusivity in the U.S. for seven years and ten years in Europe, but only if (i) Molgradex, Apulmiq, and AeroVanc receive market approval before a competitor using the same active compound for the same indication, (ii) we are able to produce sufficient supply to meet demand in the marketplace, and (iii) another product with the same active ingredient is not deemed clinically superior. AeroVanc and Apulmiq have also received QIDP status extending market exclusivity by an additional five years in addition to any other exclusivity obtained in the U.S.

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

The market price of our common stock has experienced substantial declines since we announced the top-line results of our IMPALA Phase 3 study of Molgradex for aPAP on June 12, 2019, and our stock price has been and is expected to continue to be subject to significant volatility and fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	impact of the COVID-19 pandemic on the global economy, financial markets, and liquidity and availability of capital;
•	failed or inconclusive data results from our clinical studies;
•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure to meet or exceed any financial and development projections that we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;

•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our business and stock;
•	failure to obtain sufficient capital to fund our business objectives;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;
•	adverse publicity relating to the CF, aPAP, NTCB, or NTM markets generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with our products;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

As a public company, will continue to incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We will also continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the U.S. Securities and Exchange Commission (“SEC”) and Nasdaq. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence in us and cause our business or stock price to suffer.

In March 2020, the SEC amended the definitions of accelerated filer and large accelerated filer to exclude smaller reporting companies that have not yet begun to generate significant revenue. Accordingly, we will be changing our status from a smaller reporting company, accelerated filer, to a smaller reporting company, non-accelerated filer, effective for our December 31, 2020 annual report. We are currently assessing the impact of these changes to our compliance with Sarbanes-Oxley 404(b).

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

None that have not been previously disclosed.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number	Description

10.1+	License and Collaboration Agreement between Savara Inc. and Grifols, S.A, dated January 7, 2020, as amended by Amendment No. 1, dated February 18, 2020, and Amendment No. 2, dated March 31, 2020.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates that portions of this exhibit have been omitted due to confidentiality.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 7, 2020	By:	/s/ David Lowrance
Dave Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 7, 2020	By:	/s/Robert Neville
Robert Neville
Chief Executive Officer (Principal Executive Officer)