Form 10-Q
period 2020-06-30
Savara Inc
filed 2020-08-06
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, the registrant had 54,128,525 shares of common stock, $0.001 par value per share, outstanding.

i

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$47,117	$49,804
Short-term investments	52,492	71,957
Prepaid expenses and other current assets	2,953	2,306
Total current assets	102,562	124,067
Property and equipment, net	250	352
In-process R&D	11,161	11,111
Other non-current assets	1,173	673
Total assets	$115,146	$136,203
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,006	$3,409
Accrued expenses and other current liabilities	4,447	5,471
Debt facility	—	2,000
Total current liabilities	6,453	10,880
Long-term liabilities:
Debt facility	24,856	23,112
Other long-term liabilities	39	513
Total liabilities	31,348	34,505
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 52,823,312 and 50,790,441 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	54	52
Additional paid-in capital	316,327	309,555
Accumulated other comprehensive income (loss)	119	(17)
Accumulated deficit	(232,702)	(207,892)
Total stockholders’ equity	83,798	101,698
Total liabilities and stockholders’ equity	$115,146	$136,203

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$6,079	$10,464	$19,279	$20,483
General and administrative	3,117	4,211	6,099	6,974
Impairment of goodwill	—	7,420	—	7,420
Depreciation and amortization	68	59	126	197
Total operating expenses	9,264	22,154	25,504	35,074
Loss from operations	(9,264)	(22,154)	(25,504)	(35,074)
Other income (loss), net:
Interest income (expense), net	(332)	31	(493)	11
Foreign currency exchange gain	50	110	206	51
Tax credit income	103	115	924	1,079
Change in fair value of financial instruments	54	(41)	56	(118)
Total other income (loss)	(125)	215	693	1,023
Loss before income taxes	(9,389)	(21,939)	(24,811)	(34,051)
Income tax benefit	—	—	—	—
Net loss	$(9,389)	$(21,939)	$(24,811)	$(34,051)
Net loss per share:
Basic and diluted	$(0.16)	$(0.57)	$(0.43)	$(0.91)
Weighted average common shares outstanding:
Basic and diluted	58,858,216	38,440,647	58,111,225	37,235,209
Other comprehensive income (loss):
Gain (loss) on foreign currency translation	162	91	34	(134)
Unrealized gain on short-term investments	85	120	102	146
Total comprehensive loss	$(9,142)	$(21,728)	$(24,675)	$(34,039)

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended June 30, 2020 and 2019

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance on December 31, 2019	50,790,441	$52	$309,555	$(207,892)	$(17)	$101,698
Issuance of common stock for settlement of RSUs	12,750	—	—	—	—	—
Issuance of common stock upon exercise of stock options	41,313	—	48	—	—	48
Closing costs for previous issuance of securities in private placement	—	—	(120)	—	—	(120)
Incremental cost due to modification of detachable warrants previously issued with debt instrument	—	—	28	—	—	28
Stock-based compensation	—	—	1,194		—	1,194
Foreign exchange translation adjustment	—	—	—	—	(128)	(128)
Unrealized gain on short-term investments	—	—	—	—	17	17
Net loss incurred	—	—	—	(15,421)	—	(15,421)
Balance on March 31, 2020	50,844,504	$52	$310,705	$(223,313)	$(128)	$87,316
Issuance of common stock for licensing of assets	1,000,000	1	2,119	—	—	2,120
Issuance of common stock upon at the market offerings, net	942,825	1	2,289	—	—	2,290
Issuance of common stock for settlement of RSUs	12,750	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23,233	—	39	—	—	39
Stock-based compensation	—	—	1,175	—	—	1,175
Foreign exchange translation adjustment	—	—	—	—	162	162
Unrealized gain on short-term investments	—	—	—	—	85	85
Net loss incurred	—	—	—	(9,389)	—	(9,389)
Balance on June 30, 2020	52,823,312	$54	$316,327	$(232,702)	$119	$83,798

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended June 30, 2020 and 2019

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total
Balance on December 31, 2018	35,146,096	$36	$237,702	$(129,719)	$200	$108,219
Issuance of common stock upon at the market offerings, net	647,426	—	4,890	—	—	4,890
Issuance of common stock for settlement of RSUs	13,125	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23,593	—	6	—	—	6
Stock-based compensation	—	—	1,000	—	—	1,000
Foreign exchange translation adjustment	—	—	—	—	(225)	(225)
Unrealized gain on short-term investments	—	—	—	—	26	26
Net loss incurred	—	—	—	(12,112)	—	(12,112)
Balance on March 31, 2019	35,830,240	$36	$243,598	$(141,831)	$1	$101,804
Issuance of common stock upon at the market offerings, net	1,870,500	2	19,035	—	—	19,037
Issuance of common stock upon settlement of contingent liability	1,105,216	1	12,477	—	—	12,478
Issuance of common stock for settlement of RSUs	13,125	—	—	—	—	—
Issuance of common stock upon cashless exercise of warrants	11,119	—	—	—	—	—
Issuance of common stock upon exercise of stock options	73,630	1	60	—	—	61
Stock-based compensation	—	—	1,147	—	—	1,147
Foreign exchange translation adjustment	—	—	—	—	91	91
Unrealized gain on short-term investments	—	—	—	—	120	120
Net loss incurred	—	—	—	(21,939)	—	(21,939)
Balance on June 30, 2019	38,903,830	$40	$276,317	$(163,770)	$212	$112,799

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(24,811)	$(34,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization including right-of-use assets	455	539
Impairment of goodwill	—	7,420
Acquired in-process research and development (Note 7)	5,367	—
Changes in fair value of financial instruments	(56)	118
Change in fair value of contingent consideration	—	264
Noncash interest (income) expense	143	(69)
Foreign currency loss	(206)	(51)
Amortization of debt issuance costs	259	292
Accretion on discount to short-term investments	(113)	(688)
Stock-based compensation	2,369	2,147
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(583)	115
Non-current assets	(812)	(838)
Accounts payable and accrued expenses and other current liabilities	(2,376)	1,141
Long-term liabilities	(467)	(103)
Net cash used in operating activities	$(20,831)	$(23,764)
Cash flows from investing activities:
Purchase of property and equipment	(24)	(132)
Purchase in-process research and development (Note 7)	(3,247)	—
Purchase of available-for-sale securities, net	(35,614)	(92,198)
Maturities of available-for-sale securities	46,400	70,600
Sale of available-for-sale securities, net	8,780	14,129
Net cash (used in) provided by investing activities	$16,295	$(7,601)
Cash flows from financing activities:
Issuance of common stock upon at the market offerings, net	$2,290	$23,927
Repayment of debt facility	(514)	—
Capital lease obligation principal payments	—	(42)
Proceeds from exercise of stock options	86	67
Net cash provided by financing activities	$1,862	$23,952
Effect of exchange rate changes on cash and cash equivalents	(13)	(58)
Decrease in cash and cash equivalents	$(2,687)	$(7,471)
Cash and cash equivalents beginning of period	49,804	24,301
Cash and cash equivalents end of period	$47,117	$16,830

Non-cash transactions
Acquisition of in-process research and development (Note 7)	$(2,120)	$—
Settlement of contingent consideration	—	12,478

Supplemental disclosure of cash flow information:
Cash paid for interest including end of period charge due upon debt facility amendment	$1,485	$1,058

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2020, and its results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The results of operations for interim periods shown in this report are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The December 31, 2019 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019.

2. Summary of Significant Accounting Policies

Liquidity

As of June 30, 2020, the Company had an accumulated deficit of approximately $232.7 million. The Company also had negative cash flow from operations of approximately $20.8 million during the six months ended June 30, 2020. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Accordingly, the Company will need additional capital to further fund the development of, and seek regulatory approvals for, its product candidates and begin to commercialize any approved products.

Currently, the Company is primarily focused on the development of respiratory drugs and believes such activities will result in the Company’s continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of the Company’s product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of the Company’s product candidates, if approved, fail to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company is also continuously and critically reviewing its liquidity and anticipated capital requirements in light of the uncertainty resulting from the COVID-19 global pandemic. The Company intends to cover its future operating expenses through cash and cash equivalents on hand and through a combination of equity offerings, debt financings, government or other third-party funding, and other collaborations and strategic alliances with partner companies. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

While the Company had cash and cash equivalents of $47.1 million and short-term investments of $52.5 million as of June 30, 2020, the Company intends to continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings, and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company will need to reevaluate its operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accrued Research and Development Costs

The Company records the costs associated with research, nonclinical studies, clinical trials, and manufacturing development as incurred. These costs are a significant component of the Company’s research and development expenses, with a substantial portion of the Company’s on-going research and development activities conducted by third party service providers, including contract research and manufacturing organizations.

The Company accrues for expenses resulting from obligations under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers for which payment flows do not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be amortized or expensed as the contracted services are performed. As actual costs become known, the Company adjusts its prepaids and accruals. Inputs, such as the services performed, the number of patients enrolled, or the study duration, may vary from the Company’s estimates, resulting in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. To date, the Company has not experienced any material deviations between accrued and actual research and development expenses.

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

License and Collaboration Agreements

The Company has entered into a license and collaboration agreement and may continue to enter into license and collaboration agreements with third parties whereby the Company purchases the rights to develop, market, sell and/or distribute the underlying pharmaceutical products or drug candidates. Pursuant to these agreements, the Company is generally required to make up-front payments, milestone payments contingent upon the achievement of certain pre-determined criteria, royalty payments based on specified sales levels of the underlying products and/or certain other payments. Up-front payments are either expensed immediately as research and development or capitalized. The determination to capitalize amounts related to licenses is based on management’s judgments with respect to stage of development, the nature of the rights acquired, alternative future uses, developmental and regulatory issues and challenges, the net realizable value of such amounts based on projected sales of the underlying products, the commercial status of the underlying products, and/or various other competitive factors. Milestone payments made prior to regulatory approval are generally expensed as incurred and milestone payments made subsequent to regulatory approval are generally capitalized as an intangible asset. Royalty payments are expensed as incurred. Other payments made pursuant to license and collaboration agreements, which are generally related to research and development activities, are expensed as incurred.

Goodwill, Acquired In-Process Research and Development, and Deferred Tax Liability

Although the Company does not have any goodwill as of June 30, 2020, it has adopted the following accounting policy. Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill is not amortized but assessed for impairment on an annual basis or more frequently if impairment indicators exist. Current guidance issued by the FASB, as previously adopted by the Company, provides an impairment model whereby the Company has the option to implement a one-step method for determining impairment of goodwill, simplifying the subsequent measurement of goodwill by eliminating Step 2 (quantitative calculation of measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill) from the goodwill impairment test. Under the amendments in this guidance, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

Acquired in-process research and development (“IPR&D”) is considered an indefinite-lived intangible asset and is assessed for impairment annually or more frequently if impairment indicators exist. For instance, based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be materially negative impacts to the assumptions made with respect to our IPR&D assets that could result in an impairment of such assets. For the six months ended June 30, 2020, the impact of COVID-19 did not trigger any impairment indicators.

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

The Company performs its annual goodwill impairment test and IPR&D impairment test, as described above, as of June 30th and September 30th, respectively, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. For the six months ended June 30, 2020, the Company experienced an increase of approximately $0.1 million in the carrying value of IPR&D, which was due to foreign currency translation.

Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of June 30, 2020. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. As of June 30, 2020, credits totaling $1.6 million had been generated but not yet received. Of this total Danish tax credit, $0.8 million is related to research and development activities incurred during the year ended December 31, 2019 and is recorded in “Prepaid expenses and other current assets” and expected to be received in the second half of 2020. The remaining portion of the Danish tax credit of $0.8 million, which was generated during the six months ended June 30, 2020, is recorded in “Other non-current assets” and is expected to be received in the fourth quarter of 2021.

The Company also recognized tax credit income for the six months ended June 30, 2020 as provided by the Australian Taxation Office for qualified research and development expenditures incurred through our subsidiary, Savara Australia Pty. Limited. Under Australian tax law, Australia remits a research and development tax credit equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. As of June 30, 2020, credits totaling $0.5 million had been generated but not yet received. Of this total Australian tax credit, $0.4 million is related to research and development activities incurred during the year ended December 31, 2019 and is recorded in “Prepaid expenses and other current assets” and expected to be received during the year ending December 31, 2020. The remaining portion of the Australian tax credit of $0.1 million, which was generated during the six months ended June 30, 2020, is recorded in “Other non-current assets” and is expected to be received during the year ended December 31, 2021.

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

In October 2018, the Company achieved a milestone payment pursuant to this license agreement resulting in the receipt of $0.2 million from the licensee. As of June 30, 2020, the Company has determined that it has not met all of the performance obligations under this license agreement and, accordingly, has recorded the milestone payment as deferred revenue in “Accrued expenses and other current liabilities” in the Company’s condensed consolidated balance sheet until such time the performance obligations are met. On February 21, 2020, the Company received notification from the licensee of its intent to terminate this license agreement. Accordingly, this license agreement shall terminate on August 21, 2020, upon which the Company shall recognize revenue related to this $0.2 million milestone payment.

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

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the manufacturer of the nebulizer used to administer Molgradex. The change in the amount of the milestone payments from December 31, 2019 to June 30, 2020 was related to changes in foreign currency exchange rates and the accrual of a milestone equal to approximately $0.2 million due to the completion of our Phase 2a study of the use of Molgradex for the treatment of NTM in patients not affected by CF. Furthermore, milestone payments totaling 4.3 million euros reflected in the following table relate to types of nebulizer delivery systems that are not currently being utilized in any of the studies in our development pipeline. In addition to these milestones, the Company will owe a royalty to the manufacturer of the nebulizer based on net sales. The royalty rate ranges from three-and one-half percent (3.5%) to five percent (5%) depending on the device technology used by the Company to administer the product.

Manufacturing, Development, and Other Contingent Milestone Payments (in thousands):

June 30, 2020
Molgradex API manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of Molgradex	$2,300
Molgradex nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer Molgradex	7,474
Medical education and research foundation (Molgradex):
First commercial sale in the U.S. of Molgradex in treatment of NTM	500
Apulmiq Licensor:
Achievement of various development activities and regulatory approval of Apulmiq for the treatment of NCFB	50,000
Achievement of various sales activities of Apulmiq for treatment of NCFB	100,000
Total manufacturing and other commitments	$160,274

The milestone commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of June 30, 2020.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)” which provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued, such as, London Interbank Offered Rate (LIBOR). The Company has reviewed ASU 2020-04 and concluded that it is not applicable to our condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of (in thousands):

	June 30, 2020	December 31, 2019
R&D tax credit receivable	$1,373	$1,253
Prepaid contracted research and development costs	471	184
VAT receivable	373	364
Prepaid insurance	530	247
Foreign currency exchange derivative	17	7
Deposits and other	189	251
Total prepaid expenses and other current assets	$2,953	$2,306

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	June 30, 2020	December 31, 2019
Accrued contracted research and development costs	$1,576	$2,018
Accrued general and administrative costs	529	1,710
Accrued compensation	1,780	1,303
Deferred revenue	243	—
Lease liability	319	440
Total accrued expenses and other current liabilities	$4,447	$5,471

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$12,079	$58	$—	$12,137
Corporate securities	22,103	93	—	22,196
Commercial paper	18,159	—	—	18,159
Total short-term investments	$52,341	$151	$—	$52,492

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$15,629	$11	$(2)	$15,638
Asset backed securities	8,789	10	—	8,799
Corporate securities	30,556	30	(1)	30,585
Commercial paper	16,935	—	—	16,935
Total short-term investments	$71,909	$51	$(3)	$71,957

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

There were no significant realized gains or losses related to investments for the six months ended June 30, 2020 and June 30, 2019.

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

Following the effective date of the Third Amendment, the Company was required to pay a portion of the end of period charge equal to $0.5 million under the Loan Agreement to Silicon Valley Bank. The loan bears interest at the greater of (i) the prime rate reported in The Wall Street Journal, plus a spread of 3.0% or (ii) 7.75%. The Loan Agreement, as amended by the Third Amendment (the “Amended Loan Agreement”), will also require a prepayment fee (2.0% of funded amounts in months 13-24, and 1.0% thereafter), and an end of term charge equal to 6.0% of the amount of principal borrowed.

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

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value, which approximates the fair value (in thousands):

	As of June 30, 2020
	Short-term	Long-term
Principal payments to lender and end of term charge	$—	$25,162
Debt issuance costs	—	(173)
Debt discount related to warrants	—	(133)
Carrying Value	$—	$24,856

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

Under the License, the Company has sole responsibility for the activities and costs related to the development of (1) a Licensed Product for the treatment of either NCFB or pulmonary infections associated with NCFB (the “Initial Indication”) and (2) any Licensed Product for another indication, of which none are currently approved (an “Additional Indication”), including the conduct of a confirmatory Phase 3 clinical trial in the Initial Indication. The Company is responsible for all regulatory and commercialization activities and the associated costs for each Licensed Product and is obligated to use Diligent Efforts (as defined in the License) to obtain regulatory approval in the U.S. and E.U. of a Licensed Product in the Initial Indication and any Additional Indications.

The Company agreed to pay Grifols (i) an upfront cash payment of approximately $3.3 million and (ii) an upfront payment of one million shares of the Company’s common stock valued at approximately $2.1 million on the date of issuance upon effectiveness of the License, (collectively the “Upfront Payments”). The Company also agreed to pay Grifols (i) certain developmental milestone payments totaling up to $50 million for the development of the Licensed Products for the treatment of NCFB upon approval of a Licensed Product for commercial sale by the FDA and EMA and (ii) certain sales milestone payments totaling up to $100 million upon the first achievement of annual global net sales of (a) $100 million, (b) $300 million, and (c) $500 million (collectively, the “Contingent Consideration”). Additionally, the Company agreed to pay Grifols low double-digit tiered royalties based on annual global net sales of all Licensed Products, which are subject to reduction if another inhaled ciprofloxacin product is introduced into the market. The Company is obligated to make such royalty payments on a country-by-country and Licensed Product-by-Licensed Product basis until the later of (i) ten (10) years after the first commercial sale of a Licensed Product in a country, (ii) expiration of the last Grifols Patent covering that Licensed Product in that country, or (iii) the date a generic inhaled liposomal ciprofloxacin is introduced in that country (the “Royalty Term”). At the end of the Royalty Term, the Company will have a fully paid-up license for the applicable Licensed Product.

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

The Company has determined that the Contingent Consideration is currently neither probable nor can the amount be reasonably estimated, and therefore, no related liability has been recorded as of June 30, 2020.

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

The Company also incurred approximately $0.5 million in legal fees in conjunction with the License of which $0.3 million and $0.2 million were incurred and expensed in the year ended December 31, 2019 and during the six months ended June 30, 2020, respectively.

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

The fair value of these instruments as of June 30, 2020 and December 31, 2019 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2020
Cash equivalents:
U.S. Treasury money market funds	$44,103	$—	$—
Short-term investments:
U.S. government securities	$12,137	$—	$—
Corporate securities	—	22,196	—
Commercial paper	—	18,159	—
Other assets:
Foreign exchange derivatives not designated as hedging instruments	$—	$17	$—

As of December 31, 2019
Cash equivalents:
U.S. Treasury money market funds	$13,530	$—	$—
Repurchase agreements	—	6,000	—
Short-term investments:
U.S. government securities	$15,638	$—	$—
Asset backed securities	—	8,799	—
Corporate securities	—	30,585	—
Commercial paper	—	16,935	—
Other assets:
Foreign exchange derivatives not designated as hedging instruments	$—	$7	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands) for the year ended December 31, 2019 as there were no Level 3 financial instruments for the six months ended June 30, 2020:

Contingent Consideration
Balance at December 31, 2018	$12,214
Change in fair value	219
Settlement of contingent liability	(12,433)
Balance at December 31, 2019	$—

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the six months ended June 30, 2020 and year ended December 31, 2019.

9. Derivative Financial Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company seeks to limit these risks by following risk management policies and procedures, including the use of derivatives. The Company’s derivative contracts, which are not designated as hedging instruments, principally address short-term foreign currency exchange. The estimated fair value of the derivative contracts was based upon the relative exchange rate as of the balance sheet date. Accordingly, any gains or losses resulting from variances between this exchange rate and the exchange rate at the contract inception date were recognized in “Other income (loss), net” in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2020, there was an asset of approximately $3 million consisting of unsettled forward exchange contracts to purchase foreign currency and a corresponding liability of approximately $3 million consisting of forward exchange contract obligations, resulting in a minimal net derivative financial instrument, recorded at their estimated fair value in “Prepaid expenses and other current assets.”

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

During the six months ended June 30, 2020, the Company sold 942,825 shares of common stock under the Sales Agreement, for net proceeds of approximately $2.3 million.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 201 million shares of common and preferred stock, consisting of 200 million shares of common stock with $0.001 par value and one million shares of preferred stock with $0.001 par value. The following is a summary of the Company’s common stock at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Common stock authorized	200,000,000	200,000,000
Common stock outstanding	52,823,312	50,790,441

The Company’s shares of common stock reserved for issuance as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Warrants acquired in merger	403,927	403,927
Warrants converted in connection with merger	72,869	72,869
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
Milestone Warrants	32,577,209	32,577,209
Stock options outstanding	4,403,792	4,541,432
Issued and nonvested RSUs	290,125	315,625
Total shares reserved	44,381,252	44,544,392

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of June 30, 2020:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
403,927	$29.40	February 2021
72,869	$8.98	June 2021
775,000	$0.01	October 2024
24,725	$2.87	April 2027
41,736	$2.87	June 2027
11,332	$2.87	December 2028
5,780,537	$0.001	None
32,577,209	$1.48	Earlier of December 2021 or 30 days after clinical milestone
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

We lease office space in Copenhagen, Denmark under a lease with an effective date of November 1, 2018 and that expires on September 30, 2022. The lease in Copenhagen can be terminated by the lessee and lessor no earlier than March 31, 2022 for vacating the premises by September 30, 2022 and contains an option to extend the lease term to remain in force until it is terminated in writing by either the lessee or lessor with a six month notice period from the first day of the month following September 30, 2022. For the quarter ended June 30, 2020, it is not reasonably certain the Company will exercise the extension options inherent in the lease. Our annual rent is approximately $0.1 million, paid over monthly installments, subject to annual increases equal to the Danish consumer price index, or approximately 2% annually.

On March 23, 2017, we sublet office space located in San Diego, California with rentable office space of approximately 13,707 square feet, which previously served as a predecessor’s corporate headquarters, to a third party as the Company no longer had an ongoing need for this facility. The term of the sub-sublease commenced on July 1, 2017 and expired on May 31, 2020, coterminous with a sublease agreement dated June 19, 2014 with the sublessor.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2020 (in thousands):

Year ending December 31,
2020	123
2021	182
2022	67
Total future minimum lease payments	$372
Less imputed interest	(15)
Total	$357

	For the three months ended June 30, 2020	For the six months ended June 30, 2020
Lease cost:
Operating lease cost	$299	$684
Sublease income	(90)	(226)
Total lease cost	$209	$458
Other information:
Operating cash flows from operating leases	$200	$354
Weighted-average remaining lease term (in months) - operating leases	20.2	20.2
Weighted-average discount rate - operating leases	8.5%	8.5%

As of June 30, 2020, the carrying value of the right-of-use assets for the operating leases was $0.5 million, which is reflected in “Other non-current assets,” and the carrying value of the lease liabilities for operating leases was $0.4 million, of which $0.3 million related to the current portion of the lease liabilities is recorded in “Accrued expenses and other current liabilities,” and $0.1 million related to the non-current portion of the lease liabilities is recorded in “Other long-term liabilities.”

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

2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), as amended and restated with approval by our stockholders in June 2018 and May 2020. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units, performance units, shares and other stock-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of June 30, 2020, the number of shares of our common stock available for grant under the 2015 Plan was 3,842,008 shares.

B. Stock Option and Restricted Stock Units

The Company values stock options using the Black-Scholes-Merton option pricing model, which requires the input of subjective assumptions, including the risk-free interest rate, expected life, expected stock price volatility, and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of the Company’s employee stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. The Company uses the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the stock options. The Company assumes no dividend yield because dividends are not expected to be paid in the future, consistent with the Company’s history of not paying dividends. The valuation of stock options is also impacted by the valuation of common stock. Stock option awards generally have ten-year contractual terms and vest over four years for issuances to employees based on continuous service; however, the 2015 Plan allows for other vesting periods.

C. Stock-Based Award Activity

The following table provides a summary of stock-based awards activity under the 2008 Plan and 2015 Plan for the six months ended June 30, 2020 and 2019:

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Stock Options	RSUs	Total	Stock Options	RSUs	Total
Outstanding as of December 31	4,541,432	315,625	4,857,057	3,077,264	156,250	3,233,514
Granted	32,000	—	32,000	339,125	—	339,125
Exercised	(64,546)	(25,500)	(90,046)	(97,223)	(26,250)	(123,473)
Forfeited	(105,094)	—	(105,094)	(23,500)	—	(23,500)
Outstanding as of June 30	4,403,792	290,125	4,693,917	3,295,666	130,000	3,425,666

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Research and development	$358	$545	$951	$996
General and administrative	817	602	1,418	1,151
Total stock-based compensation	$1,175	$1,147	$2,369	$2,147

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Six Months Ended
	June 30, 2020	June 30, 2019
Awards under equity incentive plan	4,403,792	3,295,666
Nonvested restricted shares and restricted stock units	290,125	130,000
Warrants to purchase common stock	33,131,798	869,035
Total	37,825,715	4,294,701

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three and six months ended June 30, 2020 and 2019 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss	$(9,389)	$(21,939)	$(24,811)	$(34,051)
Net loss attributable to common stockholders	(9,389)	(21,939)	(24,811)	(34,051)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(9,389)	(21,939)	(24,811)	(34,051)
Weighted average common shares outstanding, basic and diluted	58,858,216	38,440,647	58,111,225	37,235,209
Basic and diluted EPS	$(0.16)	$(0.57)	$(0.43)	$(0.91)

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

Together with our wholly-owned subsidiaries, including Aravas Inc., Savara ApS, Drugrecure A/S, and Savara Australia Pty. Limited, we operate in one segment with our principal offices in Austin, Texas, USA. Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date as we have not yet commenced commercial operations. From our inception to June 30, 2020, we have raised net cash proceeds of approximately $266.3 million from public offerings of common stock, private placements of convertible preferred stock and common stock, and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $24.8 million for the six months ended June 30, 2020 and $78.2 million for the year ended December 31, 2019. As of June 30, 2020, we had an accumulated deficit of $232.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2020, we had cash and cash equivalents of $47.1 million and short-term investments of $52.5 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise substantial additional capital to support operations, activities, and studies including an additional Phase 3 study for Apulmiq in NCFB. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Recent Events

COVID-19

The coronavirus, COVID-19, global pandemic may pose significant risks to our business. It is too early to quantify the impact this situation will have on our financial performance for the remainder of our fiscal year ended December 31, 2020 or beyond, but the public health actions being undertaken to reduce spread of the virus are and may continue to create challenges and disruptions to our operations. Accordingly, we are adhering to government restrictions and operating out of an abundance of caution for the safety of our personnel and patients, including social distancing protocols and enabling remote working for our personnel. Additionally, management, on an on-going basis, is evaluating our liquidity position, communicating with and monitoring the actions of our service providers, manufacturers, and suppliers and reviewing our near-term financial performance as we manage Savara through the uncertainty related to COVID-19.

As of the date of this report:

•	Our personnel have restrictions on traveling, both in the interests of their health as well as federal, state, local, and international travel restrictions;
•	Due to government guidance, social restrictions, and out of abundance of caution for our employees’ health, a significant number of our office-based employees are working remotely;
•	Our third-party service providers, manufacturers, and suppliers are experiencing similar restrictions which could negatively impact our supply chain and progress of our development pipeline; and
•	Government restrictions enacted as a result of COVID-19 and related safety concerns have and could delay recruitment of our clinical studies.

The COVID-19 pandemic remains extremely fluid and we are continuing to re-assess the effect on our operations, making necessary operational and strategic decisions where possible, in an attempt to mitigate the negative impact of the virus on our operations, by monitoring the spread of COVID-19 and the actions implemented to combat the virus in various regions throughout the world.

Apulmiq License Agreement

Effective March 31, 2020, we obtained an exclusive, worldwide, royalty-bearing license (the “License”), with rights to sublicense, certain patent rights and know-how owned or controlled by Grifols, S.A. (“Grifols”) to make, have made, use, develop, import and export, supply, offer for sale, and sell or otherwise commercialize pharmaceutical preparations containing ciprofloxacin in a liposomal formulation and/or ciprofloxacin that is not encapsulated in liposomes (each such pharmaceutical preparation a “Licensed Product”) for all uses. Under the License, we have sole responsibility for the activities and costs related to the development of (1) a Licensed Product for the treatment of either NCFB or pulmonary infections associated with NCFB (the “Initial Indication”) and (2) any Licensed Product for another indication (each, an “Additional Indication”), including the conduct of a Phase 3 clinical trial in the Initial Indication. We are responsible for all regulatory and commercialization activities and the associated costs for each Licensed Product and are obligated to use Diligent Efforts (as defined in the License) to obtain regulatory approval in the U.S. and E.U. of a Licensed Product in the Initial Indication and any Additional Indications. In exchange for such License, we agreed to pay Grifols (1) an upfront cash payment of approximately $3.2 million, (2) an upfront payment of one million shares of our common stock, (3) developmental milestone payments upon (i) approval of a Licensed Product for commercial sale by the U.S. Food and Drug Administration (“FDA”) and (ii) approval of a Licensed Product for commercial sale by the European Medicines Agency, (4) sales milestone payments upon the first achievement of annual global net sales in excess of certain thresholds, and (5) certain royalties based on annual global net sales of all Licensed Products.

Income Taxes and the CARES Act

In response to the COVID-19 pandemic, many governments are taking measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The CARES Act, which was enacted on March 27, 2020 in the U.S., includes many measures to assist companies, including temporary changes to income and non-income-based tax laws. Some of the key tax-related provisions of the bill include:

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

The largest component of our operating expenses has historically been our investment in research and development activities. The following table shows our research and development expenses for the three months ended June 30, 2020 and 2019 and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Product candidates:
AeroVanc	$2,554	$5,349	$5,398	$8,653
Molgradex	3,514	5,115	$8,503	11,800
Apulmiq	11	—	$5,378	—
Other	—	—	—	30
Total research and development expenses	$6,079	$10,464	$19,279	$20,483

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

Goodwill and Acquired IPR&D

Although we did not have any goodwill as of June 30, 2020, we adopted the following accounting policy. In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other,” our goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired. For instance, based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be materially negative impacts to the assumptions made with respect to our IPR&D assets that could result in an impairment of such assets.

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

If we perform a quantitative assessment of acquired IPR&D, we compare its carrying value to its estimated fair value to determine whether an impairment exists. In previous years, due to a lack of Level 1 or Level 2 inputs, the Multi-Period Excess Earnings Method (“MPEEM”), which is a form of the income approach, was used to estimate the fair value of acquired IPR&D when performing a quantitative assessment. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. We evaluate potential impairment of our acquired IPR&D annually on September 30, utilizing a qualitative approach and determining if it was more-likely-than not that the fair value was impaired. We evaluate potential impairment of our acquired goodwill, if any, annually on June 30, performing the quantitative analysis based upon market capitalization. While we continue to evaluate opportunities to monetize our acquired assets, we can provide no assurances that we will be able to do so. However, we believe that our approach is a more appropriate method for assessing fair value in the context of our current business.

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

Stock-based Compensation Expenses

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

Results of Operations — Comparison of Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Dollar
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$6,079	$10,464	$(4,385)
General and administrative	3,117	4,211	(1,094)
Impairment of acquired IPR&D	—	—	—
Impairment of goodwill	—	7,420	(7,420)
Depreciation	68	59	9
Total operating expenses	9,264	22,154	(12,890)
Loss from operations	(9,264)	(22,154)	12,890
Other income (loss), net	(125)	215	(340)
Net loss	$(9,389)	$(21,939)	$12,550

Research and Development

Research and development expenses decreased by $4.4 million, or 41.9%, to $6.1 million for the three months ended June 30, 2020 from $10.5 million for the three months ended June 30, 2019. The decrease was primarily related to approximately $2.8 million in decreased study costs due to the cessation of enrollment, transition of our focus to processing the last patient out and database management and lock, and a reduction in CMC and clinical operations activities in our AeroVanc Phase 3 trial as well as approximately $1.6 million in decreased development costs associated with Molgradex for the treatment of aPAP as our IMPALA Phase 3 study activities have concluded and we are preparing for an additional Molgradex Phase 3 study.

General and Administrative

General and administrative expenses decreased by $1.1 million, or 26.0%, to $3.1 million for the three months ended June 30, 2020 from $4.2 million for the three months ended June 30, 2019. The decrease was primarily due to reduced commercial activities for the three months ended June 30, 2020.

Impairment of Goodwill

During the quarter ended June 30, 2019, we recognized a $7.4 million impairment charge to the carrying value of our goodwill following the results of our IMPALA Phase 3 study of Molgradex for the treatment of aPAP.

Results of Operations — Comparison of Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,		Dollar
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$19,279	$20,483	$(1,204)
General and administrative	6,099	6,974	(875)
Impairment of goodwill	—	7,420	(7,420)
Depreciation	126	197	(71)
Total operating expenses	25,504	35,074	(9,570)
Loss from operations	(25,504)	(35,074)	9,570
Other income	$693	$1,023	$(330)
Net loss	$(24,811)	$(34,051)	$9,240

Research and Development

Research and development expenses decreased by $1.2 million, or 5.9%, to $19.3 million for the six months ended June 30, 2020 from $20.5 million for the six months ended June 30, 2019. The decrease was primarily related to approximately $3.2 million in decreased study costs due to the cessation of enrollment, transition of our focus to processing the last patient out and database management and lock, and a reduction in CMC and clinical operations activities in our AeroVanc Phase 3 trial as well as approximately $3.3 million in decreased development costs associated with Molgradex for the treatment of aPAP as our IMPALA phase 3 study activities have concluded and we are preparing for an additional Molgradex Phase 3 study. This cumulative decrease in development costs of $6.5 million was partially offset by approximately $5.4 million in costs incurred to acquire rights to Apulmiq, which was recognized as research and development expense during the first quarter of 2020.

General and Administrative

General and administrative expenses decreased by approximately $0.9 million, or 12.5%, to $6.1 million for the six months ended June 30, 2020 from $7.0 million for the six months ended June 30, 2019. The decrease was primarily due to reduced commercial activities for the six months ended June 30, 2020.

Impairment of Goodwill

During the six months ended June 30, 2019, we recognized a $7.4 million impairment charge to the carrying value of our goodwill following the results of our IMPALA Phase 3 study of Molgradex for the treatment of aPAP.

Liquidity and Capital Resources

As of June 30, 2020, we had $47.1 million in cash and cash equivalents, $52.5 million in short-term investments and an accumulated deficit of $232.7 million. We entered into a loan and security agreement with Silicon Valley Bank during the year ended December 31, 2017, which was amended a third time in January 2020, under which we have drawn a total of $25 million. We continue to sell our common stock through “at the market offerings” under the Sales Agreement and have raised net proceeds of $34.2 million under the Sales Agreement since April 2017, the date of our reverse merger resulting in our public company listing. Since our reverse merger, we have completed three public offerings with combined net proceeds, after deducting the underwriting discounts and commissions and offering expenses, of approximately $135.4 million.

On December 24, 2019, we completed a private placement of our common stock for net proceeds of $25.2 million and issued accompanying warrants, which have a two year expiry date, to purchase additional shares of our common stock which may result in approximately $45.7 million in additional net proceeds to us before customary closing fees.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(20,831)	$(23,764)
Cash (used in) provided by investing activities	16,295	(7,601)
Cash provided by financing activities	1,862	23,952
Effect of exchange rate changes	(13)	(58)
Net decrease in cash	$(2,687)	$(7,471)

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2020 was $20.8 million, consisting of a net loss of $24.8 million, which was partially offset by approximately $2.9 million of noncash charges, comprised of depreciation and amortization including right-of-use assets, fair value changes, accretion on discount to short-term investments, amortization of debt issuance costs, and stock-based compensation, and $5.4 million of charges related to the upfront payment of the License, of which $2.1 million was noncash. The cash used in operating activities was further increased by a change in assets and liabilities of approximately $4.2 million.

Cash flows from investing activities

Cash provided by investing activities for the six months ended June 30, 2020 was primarily the result of proceeds from the net sales and maturities of short-term investments in excess of cash used for purchases of short-term investments in the amount of approximately $19.5 million as offset by the $3.2 million upfront cash payment for the License.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2020 was primarily related to $2.3 million in net proceeds from sales of our common stock through “at the market offerings” under the Sales Agreement as offset by the payment of a portion of the end of period charge equal to $0.5 million following the amendment of our loan agreement with Silicon Valley Bank in January 2020.

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

As of June 30, 2020, we had cash, cash equivalents, and short-term investments of approximately $99.6 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

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

Contractual Obligations

Other than the developmental milestone payments, sales milestone payments, and royalties under the License with Grifols for rights to develop and commercialize Apulmiq, effective March 31, 2020, as well as the third amendment to our loan agreement with SVB executed on January 31, 2020, there were no material changes outside of the ordinary course of business in our contractual obligations during the six months ended June 30, 2020 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Other Commitments” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020.

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

We also have interest rate exposure as a result of our loan and security agreement with Silicon Valley Bank. As of June 30, 2020, the outstanding gross principal amount of the secured term loan was $25 million. The loan agreement bears interest at the greater of (i) prime rate reported in The Wall Street Journal, plus a spread of 3.0% or (ii) 7.75%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on June 30, 2020 were to have occurred, this change would not have had a material effect on our interest expense obligations with respect to outstanding borrowed amounts.

We have ongoing operations in Denmark and pay those vendors in local currency (Danish krone) or euros. We seek to limit the impact of foreign currency fluctuations through the use of derivative instruments, and short-term foreign currency forward exchange contracts not designated as hedging instruments. We also have ongoing operations in Australia as a result of the expansion of Molgradex for the treatment of NTM lung infection and pay our respective vendors in Australian dollars. We did not recognize any significant exchange rate losses during the six months ended June 30, 2020 and 2019. A 10% change in the krone-to-U.S. dollar, euro-to-U.S. dollar, Australian dollar-to-U.S. dollar, or krone-to-Australian dollar exchange rate on June 30, 2020 would not have had a material effect on our results of operations or financial condition.

Although we do not believe that we are currently exposed to material changes in the risks related to our cash, cash equivalents, and short-term investment securities, interest rates of our loan and security agreement with Silicon Valley Bank, or foreign currency exchange rates, we are cautiously and actively monitoring the effects of the COVID-19 pandemic on these instruments.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2020 these disclosure controls and procedures were effective at the reasonable assurance level.

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

In March 2020, the SEC amended the definitions of accelerated filer and large accelerated filer to exclude smaller reporting companies that have not yet begun to generate significant revenue. Accordingly, we will be changing our status from a smaller reporting company, accelerated filer, to a smaller reporting company, non-accelerated filer, effective for our December 31, 2020 annual report. In accordance with the SEC amendments, we no longer require an integrated independent audit of our internal controls under Sarbanes-Oxley 404(b) but will remain subject to Sarbanes-Oxley 404(a) and (c).

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

For the six months ended June 30, 2020, we incurred a net loss of $24.8 million, and net cash used in operating activities was $20.8 million. At June 30, 2020, our cash, cash equivalents and short-term investment securities were approximately $99.6 million, and working capital was approximately $96 million. At June 30, 2020, we had an accumulated deficit of $232.7 million. We expect to continue to incur substantial operating losses for the next several years as we seek to advance our product candidates through clinical development, global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve. We are also continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic.

We will require additional financing to obtain regulatory approval for Molgradex, Apulmiq, and AeroVanc, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development efforts or other operations.

Since our Aravas subsidiary was formed in 2007, most of our resources have been dedicated to the development and acquisition of our product candidates, Molgradex, Apulmiq, and AeroVanc. Our priority remains the continued development of Molgradex for the treatment of aPAP and preparation for an additional Phase 3 study. Under our current operating plan, we believe that our existing capital resources will be sufficient to fund many of our planned activities. However, we may raise additional capital, including through our “at the market offering” program to fund new studies, including a Phase 3 study for Apulmiq in NCFB, new programs, acquisitions, or to address changes in our existing development programs. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidates and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

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

As of June 30, 2020, we had IPR&D of approximately $11.2 million. These intangible assets have been previously impaired and remain subject to additional impairment analyses whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill, if any, and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to our condensed consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations. We will continue to evaluate our intangible assets for potential impairment in accordance with our accounting policies.

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

The success of our business is dependent on our ability to advance the clinical development of Molgradex for the treatment of patients with aPAP and treatment of patients with NTM lung infection in both non-CF and CF-affected individuals, Apulmiq for the treatment of NCFB, and AeroVanc for the treatment of MRSA infection in the lungs of CF patients.

The topline results of the Molgradex Phase 3 clinical study for the treatment of aPAP, designated as IMPALA, were announced on June 12, 2019. The study did not meet its primary endpoint of change in alveolar-arterial oxygen gradient (“A-aDO2”) compared to placebo. The continuous treatment arm (Molgradex 300 µg administered once daily continuously over 24 weeks) did show a 12.1 mmHG improvement which is similar to what has been observed in previously published studies, but a larger-than-expected placebo effect was also seen (8.8 mmHg improvement). However, results from IMPALA did show statistically significant improvement in two secondary endpoints: the St. George’s Respiratory Questionnaire (“SGRQ”) and diffusing capacity of the lungs for carbon monoxide (“DLCO”). Two other secondary endpoints were numerically in favor of the continuous dosing arm of Molgradex but were not statistically significant (six-minute walk distance and time to whole lung lavage), while adverse event frequencies were similar between the treatment arms and placebo.

On October 1, 2019, we received a written response from the FDA in connection with a Type C meeting regarding the Molgradex development program for aPAP and results from the IMPALA study in which the FDA indicated that the data provided in the briefing package for the Type C meeting did not provide sufficient evidence of efficacy and safety.

On December 23, 2019, the FDA granted us Breakthrough Therapy designation for Molgradex for the treatment of aPAP, a process designed to expedite the development and review of drugs that are intended to treat a serious condition and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). During the first half of 2020, we have worked with the FDA and EMA regarding the protocol and design of an additional Phase 3 study of Molgradex for the treatment of aPAP, or the IMPALA 2 study. The IMPALA 2 study sample size will be 160 patients with an expected start date in the first quarter of 2021. IMPALA 2 will be a 48-week, double-blind, placebo-controlled study, with efficacy endpoints assessed at week 24 for the primary analyses. However, the placebo-controlled period will be 48 weeks to better support the durability of treatment effect, as well as long-term safety of the drug, which is intended to be administered chronically. At the end of the placebo-controlled period, both the placebo and non-placebo treatment arms will rollover into a 48-week open-label follow-on period in which all patients will receive Molgradex 300 micrograms administered once-daily and provide useful information on the long-term safety of the drug. The primary endpoint of the IMPALA-2 study will be the lung function test of DLCO. Three secondary endpoints designed to measure direct patient benefit will be evaluated which include the SGRQ Total Score, SGRQ Activity Component score, and exercise capacity using a treadmill test.

On March 12, 2020, we announced top line microbiology results from our Phase 2a, exploratory, open-label, non-controlled clinical study evaluating Molgradex for the treatment of NTM lung infection in patients not affected by CF, designated as OPTIMA. Any further activity or development on the OPTIMA program remains dependent upon the results of our ENCORE study.

Due to the COVID-19 pandemic, and out of an abundance of caution for people living with CF and clinical study staff, on March 30, 2020 we announced the termination of enrollment in our Phase 3 study of AeroVanc to treat persistent MRSA lung infection in individuals living with CF, designated as AVAIL, and the termination of enrollment in our Phase 2a study of the use of Molgradex for the treatment of NTM in patients living with CF, designated as ENCORE. With patient safety at the forefront of the decision and in accordance with guidelines established by the FDA, efforts will be made to allow enrolled patients to continue with study treatments and site visit protocols, where possible. Top line results from the AVAIL study are expected in early 2021.

Clinical testing is expensive, can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process as demonstrated by our IMPALA study results in June 2019. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

The COVID-19 global pandemic has required us to adapt our operations, such as enabling employees to work remotely, which may adversely affect their employment satisfaction or productivity.

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

All manufacturers of our clinical trial material and, if approved, commercial product, including drug substance manufacturers, must comply with current Good Manufacturing Practices “(cGMP”) requirements enforced by the FDA through its facilities inspection program and applicable requirements of foreign regulatory authorities. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our clinical trial material may be unable to comply with these cGMP requirements and with other FDA, state, and foreign regulatory requirements. While we and our representatives generally monitor and audit our manufacturers’ systems, we do not have full control over their ongoing compliance with these regulations. Although the responsibility to maintain cGMP compliance is shared between us and the third-party manufacturer, we bear ultimate responsibility for our supply chain and compliance with regulatory standards. Failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay or failure to obtain product approval, product seizure or recall, or withdrawal of product approval.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling-up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, and shortages of qualified personnel. Some of our product candidates have not been manufactured at the scale we believe will be necessary to maximize their commercial value and, accordingly, we may encounter difficulties in attempting to scale-up production and may not succeed in that effort on a timely basis or at all. In addition, the FDA or other regulatory authorities may impose additional requirements as we scale up initial production capabilities, which may delay our scale-up activities and/or add expense.

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

As of August 6, 2020, we had 46 full-time employees, including 33 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance, and other resources to manage our operations and clinical trials, continue our development activities, and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers, and other organizations.

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

Even if we complete a clinical study with successful results, we may not achieve our projected development goals in the time frames we initially anticipate or announce. If a development plan for a product candidate becomes more extensive and costly than anticipated, we may determine that the associated time and cost are not financially justifiable and, as a result, may discontinue development in a particular indication or of the product candidate as a whole. In addition, even if a study did complete with successful results, changes may occur in regulatory requirements or policy during the period of product development and/or regulatory review of an NDA or BLA that relate to the data required to be included in NDAs or BLAs, which may require additional studies that may be costly and time consuming. Any of these actions may be viewed negatively, which could adversely impact our financial condition.

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

A number of state, national, and foreign laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. Due to our Danish subsidiary, Savara ApS, our clinical trial activities, and operations in Europe, we are subject to data protection laws in the EU, including the General Data Protection Regulation (“GDPR”). The GDPR, which became effective on May 25, 2018, has caused the EU requirements for the protection of personal data to become more stringent and increased the penalties for noncompliance. Penalties can consist of fines up to 20 million euros or 4% of global annual revenues, whichever is higher. As a result, we have been required to implement additional mechanisms to ensure compliance with the new EU data protection rules, which may cause us to incur additional costs. Similarly, in June 2018, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020. The CCPA, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights to opt-out of certain sales of personal information. The CCPA creates a private right of action for statutory damages for certain breaches of information. The California Attorney General has proposed regulations under the CCPA which are effective as of July 1, 2020. Aspects of the CCPA and its interpretation and enforcement remain unclear at this time. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA. We may be required to implement additional mechanisms to comply with the CCPA or such other state laws, which may be difficult to implement and may require us to incur additional costs. If we or our vendors fail to comply with applicable data privacy laws, including the GDPR, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted.

Our operations might be interrupted and financial results could be adversely impacted by the occurrence of a natural disaster, war, system malfunction, terrorism, telecommunication and electrical failures or other catastrophic event, or public health crises, such as the 2020 COVID-19 pandemic.

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

During the first quarter of 2020, COVID-19 was declared a pandemic by the WHO, resulting in significant disruptions to U.S. and international manufacturing and supply chains or operations as well as travel restrictions in the U.S., Denmark, and many other countries. While the continued impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a negative impact on our business, financial condition, and operating results. As a result of the COVID-19 pandemic, there could be delays in the manufacturing supply chain for our product candidates, including delays in procurement of materials for certain of our clinical studies due to the outbreak, delays in clinical trials or recruitment, or in a more severe scenario, our business, financial condition, and operating results could be more severely affected. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to our business of the COVID-19 pandemic is difficult to predict.

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

On December 23, 2019, the FDA provided communication to us regarding the granting of Breakthrough Therapy designation, a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on clinically significant endpoint(s), for Molgradex for the treatment of aPAP. As such, we have worked with the FDA and EMA and determined the scope and design of an additional Phase 3 study for the Molgradex development program for the treatment of aPAP, the IMPALA 2 study. The scope, powering, cost, and timing of IMPALA 2, expected to commence in the first quarter of 2021, will require us to expend substantial additional resources, significantly extend the timeline for clinical development prior to market approval, and may result in failure to complete the clinical development or gain regulatory approval of Molgradex for the treatment of aPAP.

We are currently planning a new Phase 3 clinical study of Apulmiq in NCFB patients. Apulmiq’s original developer, Aradigm Corporation, submitted an NDA for Apulmiq to the FDA in July 2017, based on the results from their ORBIT4 study, and supportive evidence from their ORBIT2 and ORBIT3 studies. In January 2018, Aradigm received a complete response letter (“CRL”) from the FDA regarding the NDA for Apulmiq, which stated that the FDA determined it cannot approve the NDA as submitted, and provided recommendations needed for resubmission. The areas of concern included clinical data, human factors validation study and product quality. Most importantly, the recommendations in the CRL included an additional Phase 3 clinical study that demonstrates a significant treatment effect on clinically meaningful endpoints. The CRL also included a request to conduct another human factors study to demonstrate that the product packaging and instructions for use are effective, and the CRL requested, among other things, additional product quality information with respect to microbiology and a new in vitro drug release method development report. We now plan to engage in discussions with the FDA to discuss the topics covered in the CRL, with a focus on the design and endpoints of another Phase 3 clinical study that would support a resubmission of the NDA for Apulmiq. While we believe we have a reasonable plan for a new Phase 3 study, we cannot provide assurance that we will be able to reach agreement with the FDA on a feasible study design. For example, the FDA may require us to use endpoints that necessitate the study to be excessively large, or to apply a treatment duration that would be excessively long, both of which may make a new study unfeasible. In the case that we are successful in reaching agreement with the FDA on the study design, we cannot provide assurance that we will be able to conduct such study with positive results, and to be able to resubmit the NDA. Even if we resubmit the NDA, we may not be successful in obtaining FDA approval of Apulmiq. For example, the FDA could require us to complete further clinical, or other studies, which could further delay or preclude any approval of the NDA and require us to obtain significant additional funding.

Our Phase 3 trial of AeroVanc is ongoing, the success of which will be needed for FDA approval to market AeroVanc in the U.S. to treat persistent MRSA lung infection in individuals living with CF. However, due to the COVID-19 pandemic, and out of an abundance of caution for people living with CF and clinical study staff, we announced the termination of enrollment in our Phase 3 AVAIL study on March 30, 2020. With patient safety at the forefront of the decision, and in accordance with guidelines established by the FDA, we are making efforts to allow enrolled patients to continue with study treatments and site visit protocols, where possible. While significant communication with the FDA on the Phase 3 study design has occurred, even if the Phase 3 clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results as robust and convincing. Additionally, they may require additional clinical studies and/or other costly studies, which could require us to expend substantial additional resources and could significantly extend the timeline for clinical development prior to market approval. Additionally, we are conducting a two-year nonclinical carcinogenicity study on the AeroVanc powder, required by the FDA. The results of this study will not be known until a short time prior to potential submission of an NDA or BLA for AeroVanc. If the carcinogenicity study cannot be completed for technical or other reasons, or provides results that the FDA determines to be concerning, this may cause a delay or failure in obtaining approval for AeroVanc.

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

Even if the FDA or foreign regulatory agencies grant approvals for our product candidates, the conditions or scope of the approval(s) may limit successful commercialization of the product candidates and impair our ability to generate substantial sales revenue. For example, Molgradex with restrictions for use only by patients unresponsive to the current standard of care, Apulmiq with restrictions for use only by NCFB patients colonized by specific bacteria or having had a specified number of recent exacerbations, or the FDA may approve label claims for AeroVanc with age restrictions and/or treatment duration limitations. They may limit the label of Molgradex, Apulmiq, or AeroVanc to a subset of patients based on a review of which patient groups had the greatest efficacious response in clinical studies. Such label restriction may be undesirable and may limit successful commercialization. The FDA or foreign regulatory agencies may also only grant marketing approval contingent on the performance of costly post-approval nonclinical or clinical studies, or subject to warnings or contraindications that limit commercialization. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMP, GCP, international conference on harmonization regulations, and GLP, which are regulations and guidelines that are enforced by the FDA or foreign regulatory agencies for all clinical development and for any clinical studies that we conduct post-approval. The FDA or foreign regulatory agencies may decide to withdraw approval, add warnings, or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution of our products. These actions could result from, among other things, safety concerns, including unexpected side effects or drug interaction problems, or concerns over misuse of a product. If any of these actions were to occur following approval, we may have to discontinue commercialization of the product, limit our sales and marketing efforts, implement risk minimization procedures, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

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

AeroVanc has received a U.S. Patent Notice of Allowance for its formulation in the U.S., AeroVanc’s primary market. AeroVanc has either been issued patents or is prosecuting patent applications in numerous countries outside the U.S. AeroVanc has also been designated an Orphan Drug and a Qualified Infectious Disease Product (“QIDP”). We have no patent protection for Molgradex for the treatment of aPAP, and primarily rely on the Orphan Drug exclusivity as our primary barrier to competition. Molgradex for the treatment of NTM has issued patents ex-U.S. (under prosecution in the U.S.) with an additional international patent application pending. Both Molgradex and AeroVanc utilize proprietary delivery devices with exclusive supply agreements. Molgradex receives additional protection via a proprietary cell bank used in the production of the drug substance.

We have exclusive development and commercialization rights to Apulmiq under a development and commercialization license agreement of which related patents are owned by licensor. For example, Apulmiq is the subject of patents and patent applications focused on formulations of ciprofloxacin for inhalation. We also believe Apulmiq is protected by its difficult to manufacture liposomal formulation that relies on substantial know-how and trade secrets and that is also protected by our exclusive agreement with Apulmiq’s contract manufacturer. In the U.S, Apulmiq has been granted orphan drug designation for the management of bronchiectasis and has also been designated an Orphan Drug and a QIDP for treatment of NCFB patients with chronic lung infections with Pseudomonas aeruginosa; as such, Apulmiq may be protected by 12 years of regulatory exclusivity in the U.S. However, we may not be able to receive such designations or protections in other regions.

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

We also intend to rely on regulatory exclusivity for protection of our product candidates, if approved for commercial sale. Implementation and enforcement of regulatory exclusivity, which may consist of regulatory data protection and market protection, varies widely from country to country. Failure to qualify for regulatory exclusivity, or failure to obtain or maintain the extent or duration of such protections that we expect for our product candidates, if approved, could affect our decision on whether to market the products in a particular country or countries or could otherwise have an adverse impact on our revenue or results of operations. For Molgradex, which is administered via nebulization, we may rely on regulatory exclusivity for the combination of Molgradex and its delivery system. However, there is no assurance that our Molgradex product and its delivery system, if approved, will benefit from this type of market protection. Additionally, while regulatory exclusivity (given Apulmiq’s Orphan Drug and QIDP designation) may be a key component of Apulmiq’s protection in the U.S., there are no assurances that Apulmiq, if approved, will benefit from this type of market protection in the U.S., and additionally, no similar designations have been received in other regions.

We may rely on trademarks, trade names, and brand names to distinguish our products, if approved for commercial sale, from the products of our competitors. We intend to seek approval for new names for Molgradex, Apulmiq, and AeroVanc that meet the FDA’s and foreign regulatory requirements. However, our trademark applications may not be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks, in which case we may expend substantial resources to defend our proposed or approved trademarks and may enter into agreements with third parties that may limit our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote significant resources to advertising and marketing these new brands. For example, we filed a trademark for the name “Savara” and were challenged. We decided to terminate the application, but we may revisit such filings at a future date. Further, our competitors may infringe our trademarks or we may not have adequate resources to enforce our trademarks.

Our success depends on our ability to prevent competitors from duplicating or developing and commercializing equivalent versions of our product candidates, but patent protection may be difficult to obtain and any issued claims may be limited.

We have pending patent applications and issued patents in the U.S. and other countries covering the formulation of AeroVanc. However, these patents may not provide us with significant competitive advantages, because the validity or enforceability of the patents may be challenged and, if instituted, one or more of the challenges may be successful. Patents may be challenged in the U.S. under post-grant review proceedings, inter partes re-examination, ex parte re-examination, or challenges in district court. Patents issued in foreign jurisdictions may be subjected to comparable proceedings lodged in various foreign patent offices, or courts. These proceedings could result in either loss of the patent or loss or reduction in the scope of one or more of the claims of the patent. Even if a patent issues and is held valid and enforceable, competitors may be able to design around our patents, such as by using pre-existing or newly developed technology, in which case competitors may not infringe our issued claims and may be able to market and sell products that compete directly with us before and after our patents expire. We have exclusive development and commercialization rights to Apulmiq under a development and commercialization license agreement of which related patents are owned by licensor but may still be contested.

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

While Apulmiq has been granted orphan drug designation as well as designated a QIDP in the U.S., Apulmiq has not received such designations elsewhere and we may not be able to receive such designations due to region-specific patient population sizes or other factors. As such, patent protection, manufacturing trade secrets, know-how and our exclusive contract manufacturer relationship may be especially important for protecting Apulmiq outside the U.S. We may not be able to obtain or protect such patents, and other liposomal product manufacturers may develop their own processes for manufacturing liposomal ciprofloxacin for products that could compete with Apulmiq.

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

The industries in which we operate (biopharmaceutical, specialty pharmaceutical, biotechnology, and pharmaceutical) are highly competitive and subject to rapid and significant change. Developments by others may render potential application of any of our product candidates in a particular indication obsolete or noncompetitive, even prior to completion of its development and approval for that indication. For example, the CTFR modulator Trikafta recently became available and has been described as a potential “transformative medication” in cystic fibrosis. It is unknown how the availability of Trikafta will impact the role of an inhaled antibiotic like AeroVanc in the cystic fibrosis treatment paradigm. If successfully developed and approved, we expect our product candidates will face competition. We may not be able to compete successfully against organizations with competitive products, particularly large pharmaceutical companies. Many of our potential competitors have significantly greater financial, technical, and human resources than us, and may be better equipped to develop, manufacture, market, and distribute products. Many of these companies operate large, well-funded research, development, and commercialization programs, have extensive experience in nonclinical and clinical studies, obtaining FDA and other regulatory approvals and manufacturing and marketing products, and have multiple products that have been approved or are in late-stage development. These advantages may enable them to receive approval from the FDA or any foreign regulatory agency before us and prevent us from competing due to their orphan drug protections. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, heightened awareness on the part of academic institutions, government agencies, and other public and private research organizations of the potential commercial value of their inventions have led them to actively seek to commercialize the technologies they develop, which increases competition for investment in our programs. Competitive products may be more effective, easier to dose, or more effectively marketed and sold than ours, which would have a material adverse effect on our ability to generate revenue.

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

Our ability to successfully commercialize our products will depend on the extent to which governmental authorities, private health insurers, and other organizations establish what we believe are appropriate coverage and reimbursement for our products. The containment of healthcare costs has become a priority of federal and state governments worldwide and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs, and President Trump has stated that reducing drug pricing is a priority for his administration and unveiled four executive orders on July 24, 2020 aimed at bringing down pharmaceutical prices. We expect that federal, state, and local governments in the U.S., as well as in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidates or what actions federal, state, or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue, attain profitability, or commercialize our product candidates, especially in light of our plans to price our product candidates at a high level.

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

The market price of our common stock has experienced substantial declines since we announced the top-line results of our IMPALA Phase 3 study of Molgradex for aPAP on June 12, 2019, and our stock price has been and is expected to continue to be subject to significant volatility and fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	impact of the COVID-19 pandemic on the global economy, financial markets, and liquidity and availability of capital;
•	failed or inconclusive data results from our clinical studies;
•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure to meet or exceed any financial and development projections that we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;

•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our business and stock;
•	failure to obtain sufficient capital to fund our business objectives;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;
•	adverse publicity relating to the CF, aPAP, NCFB, or NTM markets generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with our products;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

In March 2020, the SEC amended the definitions of accelerated filer and large accelerated filer to exclude smaller reporting companies that have not yet begun to generate significant revenue. Accordingly, we will be changing our status from a smaller reporting company, accelerated filer, to a smaller reporting company, non-accelerated filer, effective for our December 31, 2020 annual report. In accordance with the SEC amendments, we no longer require an integrated independent audit of our internal controls under Sarbanes-Oxley 404(b) but will continue to comply with Sarbanes-Oxley 404(a) and (c).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number	Description

10.1	Savara Inc. Amended and Restated 2015 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 1, 2020.)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 6, 2020	By:	/s/ David Lowrance
Dave Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 6, 2020	By:	/s/Robert Neville
Robert Neville
Chief Executive Officer (Principal Executive Officer)