Form 10-Q
period 2020-09-30
Savara Inc
filed 2020-11-05
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, the registrant had 54,141,275 shares of common stock, $0.001 par value per share, outstanding.

i

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$35,219	$49,804
Short-term investments	59,116	71,957
Prepaid expenses and other current assets	1,993	2,306
Total current assets	96,328	124,067
Property and equipment, net	211	352
In-process R&D	11,641	11,111
Other non-current assets	1,162	673
Total assets	$109,342	$136,203
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,745	$3,409
Accrued expenses and other current liabilities	5,892	5,471
Debt facility	—	2,000
Total current liabilities	7,637	10,880
Long-term liabilities:
Debt facility	24,978	23,112
Other long-term liabilities	101	513
Total liabilities	32,716	34,505
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 54,139,150 and 50,790,441 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	55	52
Additional paid-in capital	320,084	309,555
Accumulated other comprehensive income (loss)	252	(17)
Accumulated deficit	(243,765)	(207,892)
Total stockholders’ equity	76,626	101,698
Total liabilities and stockholders’ equity	$109,342	$136,203

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Milestone revenue	$256	$—	$256	$—
Operating expenses:
Research and development	5,603	$9,575	$24,881	$30,058
General and administrative	5,375	2,811	11,474	9,785
Impairment of goodwill	—	—	—	7,420
Depreciation and amortization	63	56	189	253
Total operating expenses	11,041	12,442	36,544	47,516
Loss from operations	(10,785)	(12,442)	(36,288)	(47,516)
Other income (expense), net:
Interest income (expense), net	(459)	5	(952)	16
Foreign currency exchange gain	148	116	354	167
Tax credit income (expense)	(27)	54	896	1,133
Change in fair value of financial instruments	60	(136)	116	(254)
Total other income (expense)	(278)	39	414	1,062
Net loss	$(11,063)	$(12,403)	$(35,874)	$(46,454)
Net loss per share:
Basic and diluted	$(0.18)	$(0.30)	$(0.61)	$(1.20)
Weighted average common shares outstanding:
Basic and diluted	60,288,993	41,727,259	58,842,436	38,749,002
Other comprehensive loss:
Gain (loss) on foreign currency translation	289	(436)	323	(570)
Unrealized gain (loss) on short-term investments	(156)	(12)	(53)	134
Total comprehensive loss	$(10,930)	$(12,851)	$(35,604)	$(46,890)

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended September 30, 2020 and 2019

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance on December 31, 2019	50,790,441	$52	$309,555	$(207,892)	$(17)	$101,698
Issuance of common stock for settlement of RSUs	12,750	—	—	—	—	—
Issuance of common stock upon exercise of stock options	41,313	—	48	—	—	48
Closing costs for previous issuance of securities in private placement	—	—	(120)	—	—	(120)
Incremental cost due to modification of detachable warrants previously issued with debt instrument	—	—	28	—	—	28
Stock-based compensation	—	—	1,194		—	1,194
Foreign exchange translation adjustment	—	—	—	—	(128)	(128)
Unrealized gain on short-term investments	—	—	—	—	17	17
Net loss incurred	—	—	—	(15,421)	—	(15,421)
Balance on March 31, 2020	50,844,504	$52	$310,705	$(223,313)	$(128)	$87,316
Issuance of common stock for licensing of assets	1,000,000	1	2,119	—	—	2,120
Issuance of common stock upon at the market offerings, net	942,825	1	2,289	—	—	2,290
Issuance of common stock for settlement of RSUs	12,750	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23,233	—	39	—	—	39
Stock-based compensation	—	—	1,175	—	—	1,175
Foreign exchange translation adjustment	—	—	—	—	162	162
Unrealized gain on short-term investments	—	—	—	—	85	85
Net loss incurred	—	—	—	(9,389)	—	(9,389)
Balance on June 30, 2020	52,823,312	$54	$316,327	$(232,702)	$119	$83,798
Issuance of common stock upon exercise of Milestone Warrants, net	1,303,088	1	1,826	—	—	1,827
Issuance of common stock for settlement of RSUs	12,750	—	—	—	—	—
Stock-based compensation	—	—	1,931	—	—	1,931
Foreign exchange translation adjustment	—	—	—	—	289	289
Unrealized gain on short-term investments	—	—	—	—	(156)	(156)
Net loss incurred	—	—	—	(11,063)	—	(11,063)
Balance on September 30, 2020	54,139,150	$55	$320,084	$(243,765)	$252	$76,626

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended September 30, 2020 and 2019

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance on December 31, 2018	35,146,096	$36	$237,702	$(129,719)	$200	$108,219
Issuance of common stock upon at the market offerings, net	647,426	—	4,890	—	—	4,890
Issuance of common stock for settlement of RSUs	13,125	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23,593	—	6	—	—	6
Stock-based compensation	—	—	1,000	—	—	1,000
Foreign exchange translation adjustment	—	—	—	—	(225)	(225)
Unrealized gain on short-term investments	—	—	—	—	26	26
Net loss incurred	—	—	—	(12,112)	—	(12,112)
Balance on March 31, 2019	35,830,240	$36	$243,598	$(141,831)	$1	$101,804
Issuance of common stock upon at the market offerings, net	1,870,500	2	19,035	—	—	19,037
Issuance of common stock upon settlement of contingent liability	1,105,216	1	12,477	—	—	12,478
Issuance of common stock for settlement of RSUs	13,125	—	—	—	—	—
Issuance of common stock upon cashless exercise of warrants	11,119	—	—	—	—	—
Issuance of common stock upon exercise of stock options	73,630	1	60	—	—	61
Stock-based compensation	—	—	1,147	—	—	1,147
Foreign exchange translation adjustment	—	—	—	—	91	91
Unrealized gain on short-term investments	—	—	—	—	120	120
Net loss incurred	—	—	—	(21,939)	—	(21,939)
Balance on June 30, 2019	38,903,830	$40	$276,317	$(163,770)	$212	$112,799
Issuance of common stock upon at the market offerings, net	2,251,800	2	5,662	—	—	5,664
Issuance of common stock for settlement of RSUs	13,125	—	—	—	—	—
Issuance of common stock upon exercise of stock options	39,506	—	45	—	—	45
Stock-based compensation	—	—	1,146	—	—	1,146
Foreign exchange translation adjustment	—	—	—	—	(436)	(436)
Unrealized loss on short-term investments	—	—	—	—	(12)	(12)
Net loss incurred	—	—	—	(12,403)	—	(12,403)
Balance on September 30, 2019	41,208,261	$42	$283,170	$(176,173)	$(236)	$106,803

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(35,874)	$(46,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	253
Amortization of right-of-use assets	385	519
Impairment of goodwill	—	7,420
Acquired in-process research and development (Note 7)	5,367	—
Changes in fair value of financial instruments	(116)	254
Change in fair value of contingent consideration	—	264
Noncash interest expense	243	42
Foreign currency gain	(354)	(167)
Amortization of debt issuance costs	381	432
Accretion on discount to short-term investments	(90)	(1,004)
Stock-based compensation	4,300	3,292
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	489	394
Non-current assets	(835)	(672)
Accounts payable and accrued expenses and other current liabilities	(1,210)	429
Long-term liabilities	(411)	(179)
Net cash used in operating activities	$(27,536)	$(35,177)
Cash flows from investing activities:
Purchase of property and equipment	(42)	(138)
Purchase in-process research and development (Note 7)	(3,247)	—
Purchase of available-for-sale securities, net	(70,157)	(104,204)
Maturities of available-for-sale securities	74,100	89,200
Sale of available-for-sale securities, net	8,780	14,131
Net cash provided by (used in) investing activities	$9,434	$(1,011)
Cash flows from financing activities:
Issuance of common stock upon at the market offerings, net	$2,290	$29,591
Repayment of debt facility	(514)	—
Capital lease obligation principal payments	—	(42)
Proceeds from exercise of stock options	86	111
Issuance of common stock upon exercise of warrants, net	1,827	—
Net cash provided by financing activities	$3,689	$29,660
Effect of exchange rate changes on cash and cash equivalents	(172)	12
Decrease in cash and cash equivalents	$(14,585)	$(6,516)
Cash and cash equivalents beginning of period	49,804	24,301
Cash and cash equivalents end of period	$35,219	$17,785

Non-cash transactions
Acquisition of in-process research and development (Note 7)	$(2,120)	$—
Settlement of contingent consideration	—	12,478

Supplemental disclosure of cash flow information:
Cash paid for interest including end of period charge due upon debt facility amendment	$1,980	$1,596

The accompanying notes are an integral part of these financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is an orphan lung disease company with a pipeline comprised of three investigational compounds, all of which use an inhaled delivery route. The Company’s lead program, Molgradex, is an inhaled granulocyte-macrophage colony-stimulating factor (“GM-CSF”) in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). AeroVanc (vancomycin hydrochloride inhalation powder) is in Phase 3 development for persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in people living with cystic fibrosis (“CF”). Apulmiq is a Phase 3-ready inhaled ciprofloxacin for non-CF bronchiectasis (“NCFB”). The Company and its wholly-owned subsidiaries operate in one segment with its principal offices in Austin, Texas, USA.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this document are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2020, its results of operations for the three and nine months ended September 30, 2020 and 2019, and its cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for interim periods shown in this report are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The December 31, 2019 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019.

2. Summary of Significant Accounting Policies

Liquidity

As of September 30, 2020, the Company had an accumulated deficit of approximately $243.8 million. The Company also had negative cash flow from operations of approximately $27.5 million during the nine months ended September 30, 2020. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Accordingly, the Company will need additional capital to further fund the development of, and seek regulatory approvals for, its product candidates and begin to commercialize any approved products.

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

While the Company had cash and cash equivalents of $35.2 million and short-term investments of $59.1 million as of September 30, 2020, the Company intends to continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings, and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company will need to reevaluate its operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill, Acquired In-Process Research and Development, and Deferred Tax Liability

Although the Company does not have any goodwill as of September 30, 2020, it has adopted the following accounting policy. Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill is not amortized but assessed for impairment on an annual basis or more frequently if impairment indicators exist. Current guidance issued by the FASB, as previously adopted by the Company, provides an impairment model whereby the Company has the option to implement a one-step method for determining impairment of goodwill, simplifying the subsequent measurement of goodwill by eliminating Step 2 (quantitative calculation of measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill) from the goodwill impairment test. Under the amendments in this guidance, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

Acquired in-process research and development (“IPR&D”) is considered an indefinite-lived intangible asset and is assessed for impairment annually or more frequently if impairment indicators exist. For instance, based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be materially negative impacts to the assumptions made with respect to our IPR&D assets that could result in an impairment of such assets. For the nine months ended September 30, 2020, the impact of COVID-19 did not trigger any impairment indicators.

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

The Company performs its annual goodwill impairment test and IPR&D impairment test, as described above, as of June 30th and September 30th, respectively, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. For the nine months ended September 30, 2020, the Company experienced an increase of approximately $0.5 million in the carrying value of IPR&D, which was due to foreign currency translation.

Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of September 30, 2020. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2019, the Company generated a Danish tax credit of $0.8 million which was received in the third quarter of 2020. During the nine months ended September 30, 2020, the Company generated a Danish tax credit of $0.9 million which is recorded in “Other non-current assets” and is expected to be received in the fourth quarter of 2021.

The Company also recorded an Australian tax credit as provided by the Australian Taxation Office for qualified research and development expenditures incurred through our subsidiary, Savara Australia Pty. Limited. Under Australian tax law, Australia remits a research and development tax credit equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2019, the Company generated an Australian tax credit of $0.4 million which was received during the third quarter of 2020. During the nine months ended September 30, 2020, the Company generated an Australian tax credit of $0.1 million which is recorded in “Prepaid expenses and other current assets” and is expected to be received during the year ended December 31, 2021.

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

Milestone Revenue

The Company entered into a license agreement related to its Molgradex product candidate, which includes certain milestone payments to be remunerated by the licensee to Savara. In exchange, the Company granted the licensee an exclusive right to import, market, sell, distribute and promote Molgradex in Japan for the treatment of aPAP. Pursuant to the license agreement, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) the performance obligation is satisfied. The Company identifies the performance obligations included within the license agreement and evaluates which performance obligations are distinct.

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

In October 2018, the Company achieved a milestone payment pursuant to this license agreement resulting in the receipt of $0.2 million from the licensee which was recorded as deferred revenue in “Accrued expenses and other current liabilities” in the Company’s condensed consolidated balance. On February 21, 2020, the Company received notification from the licensee of its intent to terminate this license agreement. Accordingly, this license agreement terminated on August 21, 2020, upon which the Company recognized revenue related to this $0.3 million milestone payment, increased from $0.2 million due to changes in foreign currency exchange rates, as the Company has determined that all of the performance obligations under this license agreement have been met.

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

Stock-Based Compensation

The Company recognizes the cost of stock-based awards granted to employees based on the estimated grant-date fair value of the awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The Company recognizes the compensation costs for awards that vest over several years on a straight-line basis over the vesting period (see Note 12). Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. In addition, the Company accounts for any modifications to stock-based awards in accordance with ASC Topic 718, “Compensation – Stock Compensation.”

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

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the manufacturer of the nebulizer used to administer Molgradex. The change in the amount of the milestone payments from December 31, 2019 to September 30, 2020 was related to changes in foreign currency exchange rate, the accrual of a milestone equal to approximately $0.2 million due to the completion of our Phase 2a study of the use of Molgradex for the treatment of nontuberculous mycobacterial (“NTM”) in patients not affected by CF, and the elimination of approximately $1.8 million in milestone payments related to the treatment of NTM as the Company is not planning to conduct further development activities related to Molgradex in NTM and instead focus its development efforts of Molgradex on its lead indication, aPAP. In addition, milestone payments totaling $5.0 million reflected in the following table relate to types of nebulizer delivery systems that are not currently being utilized in any of the studies in our development pipeline. In addition to these milestones, the Company will owe a royalty to the manufacturer of the nebulizer based on net sales. The royalty rate ranges from three-and one-half percent (3.5%) to five percent (5%) depending on the device technology used by the Company to administer the product.

Manufacturing, Development, and Other Contingent Milestone Payments (in thousands):

September 30, 2020
Molgradex API manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of Molgradex	$2,300
Molgradex nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer Molgradex	5,931
Apulmiq Licensor:
Achievement of various development activities and regulatory approval of Apulmiq for the treatment of NCFB	50,000
Achievement of various sales activities of Apulmiq for treatment of NCFB	100,000
Total manufacturing and other commitments	$158,231

The milestone commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of September 30, 2020.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements issued by the FASB, the AICPA, or the SEC that are believed by management to have a material effect, if any, on our condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of (in thousands):

	September 30, 2020	December 31, 2019
R&D tax credit receivable	$131	$1,253
Prepaid contracted research and development costs	636	184
VAT receivable	396	364
Prepaid insurance	475	247
Foreign currency exchange derivative	60	7
Deposits and other	295	251
Total prepaid expenses and other current assets	$1,993	$2,306

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	September 30, 2020	December 31, 2019
Accrued contracted research and development costs	$2,111	$2,018
Accrued general and administrative costs	711	1,710
Accrued compensation	2,858	1,303
Lease liability	212	440
Total accrued expenses and other current liabilities	$5,892	$5,471

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$7,566	$15	$—	$7,581
Asset backed securities	2,578	—	—	2,578
Corporate securities	21,968	40	(1)	22,007
Commercial paper	26,950	—	—	26,950
Total short-term investments	$59,062	$55	$(1)	$59,116

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$15,629	$11	$(2)	$15,638
Asset backed securities	8,789	10	—	8,799
Corporate securities	30,556	30	(1)	30,585
Commercial paper	16,935	—	—	16,935
Total short-term investments	$71,909	$51	$(3)	$71,957

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

There were no significant realized gains or losses related to investments for the nine months ended September 30, 2020 and September 30, 2019.

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

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value, which approximates the fair value (in thousands):

	As of September 30, 2020
	Short-term	Long-term
Principal payments to lender and end of term charge	$—	$25,262
Debt issuance costs	—	(161)
Debt discount related to warrants	—	(123)
Carrying Value	$—	$24,978

7. Apulmiq License Agreement

On January 7, 2020, the Company entered into a license and collaboration agreement with Grifols, S.A. (“Grifols”), which was subsequently amended on February 18, 2020 and March 31, 2020 (the “License”) that provides Savara an exclusive, worldwide, royalty-bearing license to develop and sell or otherwise commercialize pharmaceutical preparations containing ciprofloxacin in a liposomal formulation and/or ciprofloxacin (each such pharmaceutical preparation a “Licensed Product”). On March 31, 2020, the final condition precedent to the effectiveness of the License was satisfied, and the License became effective.

Under the License, the Company has sole responsibility for the activities and costs related to the development of (1) a Licensed Product for the treatment of either NCFB or pulmonary infections associated with NCFB and (2) any Licensed Product for another indication, of which none are currently approved. The Company is responsible for all regulatory and commercialization activities and the associated costs for each Licensed Product.

The Company agreed to pay Grifols (i) an upfront cash payment of approximately $3.3 million and (ii) an upfront payment of one million shares of the Company’s common stock valued at approximately $2.1 million on the date of issuance upon effectiveness of the License (collectively the “Upfront Payments”). The Company also agreed to pay Grifols (i) certain developmental milestone payments totaling up to $50 million for the development of the Licensed Products for the treatment of NCFB upon regulatory approval for commercial sale and (ii) certain sales milestone payments totaling up to $100 million upon the first achievement of annual global net sales of (a) $100 million, (b) $300 million, and (c) $500 million (collectively, the “Contingent Consideration”). Additionally, the Company agreed to pay Grifols low double-digit tiered royalties based on annual global net sales of all Licensed Products.

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

The Company has determined that the Contingent Consideration is currently neither probable nor can the amount be reasonably estimated, and therefore, no related liability has been recorded as of September 30, 2020.

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

The fair value of these instruments as of September 30, 2020 and December 31, 2019 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2020
Cash equivalents:
U.S. Treasury money market funds	$34,346	$—	$—
Corporate securities*	—	(2,812)	—
Short-term investments:
U.S. government securities	$7,581	$—	$—
Asset backed securities		$2,578
Corporate securities	—	22,007	—
Commercial paper	—	26,950	—
Other assets:
Foreign exchange derivatives not designated as hedging instruments	$—	$60	$—

As of December 31, 2019
Cash equivalents:
U.S. Treasury money market funds	$13,530	$—	$—
Repurchase agreements	—	6,000	—
Short-term investments:
U.S. government securities	$15,638	$—	$—
Asset backed securities	—	8,799	—
Corporate securities	—	30,585	—
Commercial paper	—	16,935	—
Other assets:
Foreign exchange derivatives not designated as hedging instruments	$—	$7	$—

* Trade pending as of September 30, 2020 and subsequently settled.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands) for the year ended December 31, 2019 as there were no Level 3 financial instruments for the nine months ended September 30, 2020:

Contingent Consideration
Balance at December 31, 2018	$12,214
Change in fair value	219
Settlement of contingent liability	(12,433)
Balance at December 31, 2019	$—

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the nine months ended September 30, 2020 and year ended December 31, 2019.

9. Derivative Financial Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company seeks to limit these risks by following risk management policies and procedures, including the use of derivatives. The Company’s derivative contracts, which are not designated as hedging instruments, principally address short-term foreign currency exchange. The estimated fair value of the derivative contracts was based upon the relative exchange rate as of the balance sheet date. Accordingly, any gains or losses resulting from variances between this exchange rate and the exchange rate at the contract inception date were recognized in “Other income (loss), net” in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2020, there was an asset of approximately $3.2 million consisting of unsettled forward exchange contracts to purchase foreign currency and a corresponding liability of approximately $3.1 million consisting of forward exchange contract obligations, resulting in a minimal net derivative financial instrument, recorded at their estimated fair value in “Prepaid expenses and other current assets.”

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

During the nine months ended September 30, 2020, the Company sold 942,825 shares of common stock under the Sales Agreement, for net proceeds of approximately $2.3 million.

Stock Option Modification

Effective September 11, 2020, the Company’s Chief Executive Officer (“CEO”) who also served as Chairman of the Board of Directors (“Chairman”) as well as the Chief Business Officer (together the “Former Executives”) resigned, and Matthew Pauls was appointed as the Company’s Interim Chief Executive Officer (“Interim CEO”) and Chairman.  As part of the termination of employment of the Former Executives, certain supplementary modifications to the Former Executives’ vested and nonvested stock option awards including additional acceleration of nonvested shares, voluntary forfeiture of certain stock option awards, and the extension of the post-termination exercise period of certain stock option awards. During the three months ended September 30, 2020, the Company recorded a one-time, noncash incremental compensation expense net of the required reversal of previously recognized compensation attributed to nonvested shares in the amount of $0.8 million which is included in “General and administrative expenses” related to these stock option award modifications. The Company accounted for the resulting net incremental stock option award modification compensation under ASC Topic 718, Compensation – “Stock Compensation.”

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 201 million shares of common and preferred stock, consisting of 200 million shares of common stock with $0.001 par value and one million shares of preferred stock with $0.001 par value. The following is a summary of the Company’s common stock at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Common stock authorized	200,000,000	200,000,000
Common stock outstanding	54,139,150	50,790,441

The Company’s shares of common stock reserved for issuance as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Warrants acquired in merger	403,927	403,927
Warrants converted in connection with merger	72,869	72,869
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
Milestone Warrants	31,274,121	32,577,209
Stock options outstanding	4,688,659	4,541,432
Issued and nonvested RSUs	504,647	315,625
Total shares reserved	43,577,553	44,544,392

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of September 30, 2020:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
403,927	$29.40	February 2021
72,869	$8.98	June 2021
775,000	$0.01	October 2024
24,725	$2.87	April 2027
41,736	$2.87	June 2027
11,332	$2.87	December 2028
5,780,537	$0.001	None
31,274,121	$1.48	Earlier of December 2021 or 30 days after clinical milestone
38,384,247

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

We lease office space in Copenhagen, Denmark under a lease with an effective date of November 1, 2018 and that expires on September 30, 2022. The lease in Copenhagen can be terminated by the lessee and lessor no earlier than March 31, 2022 for vacating the premises by September 30, 2022 and contains an option to extend the lease term to remain in force until it is terminated in writing by either the lessee or lessor with a six month notice period from the first day of the month following September 30, 2022. For the quarter ended September 30, 2020, it is not reasonably certain the Company will exercise the extension options inherent in the lease. Our annual rent is approximately $0.1 million, paid over monthly installments, subject to annual increases equal to the Danish consumer price index, or approximately 2% annually.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2020 (in thousands):

Year ending December 31,
2020	62
2021	182
2022	67
Total future minimum lease payments	$311
Less imputed interest	(8)
Total	$303

	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
Lease cost:
Operating lease cost	$115	$799
Sublease income	—	(226)
Total lease cost	$115	$573
Other information:
Operating cash flows from operating leases	$61	$414
Weighted-average remaining lease term (in months) - operating leases	17.7	17.7
Weighted-average discount rate - operating leases	8.5%	8.5%

As of September 30, 2020, the carrying value of the right-of-use assets for the operating leases was $0.3 million, which is reflected in “Other non-current assets,” and the carrying value of the lease liabilities for operating leases was $0.3 million, of which $0.2 million related to the current portion of the lease liabilities is recorded in “Accrued expenses and other current liabilities,” and $0.1 million related to the non-current portion of the lease liabilities is recorded in “Other long-term liabilities.”

Risk Management

The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to certain risks associated with operating the Company’s business to an acceptable level.

Employment Agreements

In connection with the appointment of a new Chairman and Interim CEO by the Company’s Board of Directors on September 11, 2020, the parties executed an employment agreement under which the Interim CEO is entitled to payments and benefits upon certain events. Upon termination without cause or the interim CEO’s resignation for good reason and not as a result of death or disability prior to the appointment of a permanent chief executive officer (“Permanent CEO”), the Interim CEO is entitled to receive continued monthly payment of base salary through December 31, 2021 or any extension period if applicable, a pro-rated portion of the unpaid target bonus, reimbursement for continued coverage under medical benefit plans for twelve months or until the Interim CEO is covered under a separate plan from another employer, and the immediate and full vesting of the Interim CEO’s outstanding nonvested Company equity awards. Upon a termination other than for cause or resignation for good reason within three months following a change in control, the Interim CEO is entitled to receive a payment of an amount equal to eighteen months of base salary, one-hundred percent of the unpaid target bonus, and a pro-rated portion of any unpaid bonus earned during the relevant performance period, a payment equal to the amount required to continue coverage under medical benefit plans for twelve months, and the immediate and full vesting of the Interim CEO’s outstanding nonvested Company equity awards. Upon termination following the hiring of a Permanent CEO, the Interim CEO is entitled to receive the lesser of (i) three months base salary or (ii) remaining base salary through December 31, 2021 or any extension period if applicable, a pro-rated portion of the unpaid target bonus, reimbursement for continued coverage under medical benefit plans for twelve months or until Interim CEO is covered under a separate plan from another employer, and the immediate and full vesting of the Interim CEO’s outstanding nonvested RSU’s, and the Interim CEO shall return to the Company’s Board of Directors as a non-executive chairman.

The Company’s Chief Financial Officer (“CFO”) is entitled to payments and benefits if the CFO is terminated without cause or resigns for good reason. Upon termination without cause, and not as a result of death or disability or resignation for good reason, the CFO is entitled to receive a payment of base salary for twelve months and a pro-rated portion of the unpaid bonus, and the CFO will be entitled to reimbursement for continued coverage under medical benefit plans for twelve months or until CFO is covered under a separate plan from another employer. Upon a termination other than for cause or resignation for good reason within twelve months following a change in control, the CFO is entitled to receive a payment of base salary for eighteen months and one-hundred percent of the unpaid bonus and the CFO will be entitled to a payment equal to the amount required to continued coverage under medical benefit plans for twelve months and will also be entitled to full acceleration of CFO’s outstanding nonvested options at the time of such termination.

The Company’s Chief Medical Officer (“CMO”) is entitled to payments and benefits if the CMO is terminated without cause. Upon termination by the Company for any reason, including a change in control, without cause, the CMO is entitled to receive a payment of base salary for twelve months and a pro-rated portion of the unpaid bonus that the Company, in its sole discretion, has determined that the CMO has earned as of the last day of employment based on the CMO’s achievement of goals established by the Interim CEO, reimbursement of any outstanding and reasonable business related expenses, and a one-time payment equal to the cost of three months of health, vision, and dental benefits under state continuation coverage. Additionally, if termination occurs related to a change in control, the CMO’s nonvested equity awards will be treated in accordance with the Company’s 2015 Omnibus Incentive Plan, as amended, and inducement awards, as applicable.

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

2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), as amended and restated with approval by our stockholders in June 2018 and May 2020. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units, performance units, shares and other stock-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of September 30, 2020, the number of shares of our common stock available for grant under the 2015 Plan was 3,252,597 shares.

Inducement Awards

The Company has granted equity awards under inducement grants filed in accordance with Nasdaq Listing Rule 5635(c)(4) exclusively to the Company’s CMO as an inducement for the CMO to enter into employment with the Company.

Under both the 2008 Plan and 2015 Plan, stock option and restricted stock unit grants typically vest quarterly over three to four years and expire ten years from the grant date, and restricted stock grants vest on a quarterly basis over four years and expire ten years from the grant date.

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

C. Stock-Based Award Activity

The following table provides a summary of stock-based awards activity under the 2008 Plan and 2015 Plan for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Stock Options	RSUs	Total	Stock Options	RSUs	Total
Outstanding as of December 31	4,541,432	315,625	4,857,057	3,077,264	156,250	3,233,514
Granted	933,639	227,272	1,160,911	347,125	34,000	381,125
Exercised	(64,546)	(38,250)	(102,796)	(136,729)	(39,375)	(176,104)
Forfeited	(721,866)	—	(721,866)	(39,750)	(22,500)	(62,250)
Outstanding as of September 30	4,688,659	504,647	5,193,306	3,247,910	128,375	3,376,285

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Research and development	$350	$570	$1,301	$1,565
General and administrative	1,581	576	2,999	1,727
Total stock-based compensation	$1,931	$1,146	$4,300	$3,292

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

The following weighted-average equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Nine Months Ended
	September 30, 2020	September 30, 2019
Awards under equity incentive plan	4,688,659	3,247,910
Nonvested restricted shares and restricted stock units	504,647	128,375
Warrants to purchase common stock	31,828,710	869,035
Total	37,022,016	4,245,320

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(11,063)	$(12,403)	$(35,874)	$(46,454)
Net loss attributable to common stockholders	(11,063)	(12,403)	(35,874)	(46,454)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(11,063)	(12,403)	(35,874)	(46,454)
Weighted average common shares outstanding, basic and diluted	60,288,993	41,727,259	58,842,436	38,749,002
Basic and diluted EPS	$(0.18)	$(0.30)	$(0.61)	$(1.20)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions, and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, natural disasters and pandemics (such as the scope, scale and duration of the impact of the novel coronavirus, COVID-19), and those discussed in the section entitled “Risk Factors” in this Quarterly Report on pages 33 through 56.

Overview

We are an orphan lung disease company with a pipeline comprised of three investigational compounds, all of which use an inhaled delivery route. Our lead program, Molgradex, is an inhaled granulocyte-macrophage colony-stimulating factor (“GM-CSF”) in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). AeroVanc (vancomycin hydrochloride inhalation powder) is in Phase 3 development for persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in people living with cystic fibrosis (“CF”). Apulmiq is a Phase 3-ready inhaled ciprofloxacin for non-CF bronchiectasis (“NCFB”). Our strategy is to develop our pipeline products with the goal of becoming a leading company in our field. Our management team has significant experience in orphan drug development and pulmonary medicine, in identifying unmet needs, and effectively advancing them to approvals and commercialization.

Together with our wholly-owned subsidiaries, including Aravas Inc., Savara ApS, Drugrecure A/S, and Savara Australia Pty. Limited, we operate in one segment with our principal offices in Austin, Texas, USA. Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date as we have not yet commenced commercial operations. From our inception to September 30, 2020, we have raised net cash proceeds of approximately $268.2 million from public offerings of equity securities, private placements of convertible preferred stock and common stock, and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $35.9 million for the nine months ended September 30, 2020 and $78.2 million for the year ended December 31, 2019. As of September 30, 2020, we had an accumulated deficit of $243.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of September 30, 2020, we had cash and cash equivalents of $35.2 million and short-term investments of $59.1 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise substantial additional capital to support operations, activities, and studies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Recent Events

COVID-19

The coronavirus, COVID-19, global pandemic may pose significant risks to our business. It is too early to quantify the impact this situation will have on our financial performance for the remainder of our fiscal year ended December 31, 2020 or beyond, but the public health actions being undertaken to reduce spread of the virus are and may continue to create challenges and disruptions to our operations. Accordingly, we are adhering to government restrictions and operating out of an abundance of caution for the safety of our personnel and patients, including social distancing protocols and requiring remote working for our personnel. Additionally, management, on an on-going basis, is evaluating our liquidity position, communicating with and monitoring the actions of our service providers, manufacturers, and suppliers and reviewing our near-term financial performance as we manage Savara through the uncertainty related to COVID-19.

As of the date of this report:

•	our personnel have restrictions on traveling, both in the interests of their health as well as federal, state, local, and international travel restrictions;
•	due to government guidance, social restrictions, and out of abundance of caution for our employees’ health, our office-based employees are primarily working remotely;
•	our third-party service providers, manufacturers, and suppliers are experiencing similar restrictions which could negatively impact our supply chain and progress of our development pipeline; and
•	government restrictions enacted as a result of COVID-19 and related safety concerns have and could delay recruitment of our clinical studies.

Additionally, as we commence enrollment of our additional Phase 3 study for the use of Molgradex for the treatment of aPAP, there remains a general uncertainty regarding the impact of COVID-19 on the aPAP patient population and physicians. Patients suffering from aPAP lung disease are prone to underlying lung conditions and are often treated by infectious disease specialists and pulmonologists. These treating physicians are on the front lines in addressing this global pandemic and must now, understandably, focus their attention on COVID-19.

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

On August 8, 2020, President Trump issued a COVID-19 relief executive order (“EO”) intending to help alleviate the hardships experienced by American workers as a result of the pandemic. The EO focuses on four key areas of relief including the deferral of payroll tax obligations for certain workers.

We have assessed the provisions of the CARES Act and EO and do not believe the measures mentioned above materially impact us or are relevant to our tax reporting. However, we are continuing to assess these and other provisions of the CARES Act and EO and any potential additional federal stimulus packages with regards to their impact on our tax reporting as well as any provisions which may benefit us or our employees.

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

The largest component of our operating expenses has historically been our investment in research and development activities. The following table shows our research and development expenses for the three months ended September 30, 2020 and 2019 and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Product candidates:
Molgradex	$3,340	$5,528	$11,843	$17,328
AeroVanc	2,145	4,047	$7,542	12,700
Apulmiq	118	—	$5,496	—
Other	—	—	—	30
Total research and development expenses	$5,603	$9,575	$24,881	$30,058

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

Goodwill and Acquired IPR&D

Although we did not have any goodwill as of September 30, 2020, we adopted the following accounting policy. In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other,” our goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired. For instance, based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be materially negative impacts to the assumptions made with respect to our IPR&D assets that could result in an impairment of such assets.

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

Results of Operations — Comparison of Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Dollar
	2020	2019	Change
	(in thousands)
Milestone revenue	$256	$—	$256
Operating expenses:
Research and development	$5,603	$9,575	$(3,972)
General and administrative	5,375	2,811	2,564
Depreciation	63	56	7
Total operating expenses	11,041	12,442	(1,401)
Loss from operations	(10,785)	(12,442)	1,657
Other income (loss), net	(278)	39	(317)
Net loss	$(11,063)	$(12,403)	$1,340

Milestone Revenue

We recognized $0.3 million in revenue during the quarter ended September 30, 2020 related to the prior achievement and receipt of a milestone payment in October 2018 pursuant to a license agreement. As the license agreement was terminated during the third quarter of 2020, all performance obligations have been satisfied resulting in the recognition of revenue.

Research and Development

Research and development expenses decreased by $4.0 million, or 41.5%, to $5.6 million for the three months ended September 30, 2020 from $9.6 million for the three months ended September 30, 2019. The decrease was primarily related to approximately $2.2 million in decreased development costs associated with Molgradex for the treatment of aPAP as our IMPALA Phase 3 study activities have concluded and we are in preparation of our additional Molgradex Phase 3 study as well as approximately $1.9 million in decreased study costs due to the cessation of enrollment, focus towards database management and lock, and a corresponding winddown in CMC and clinical operations activities in our AeroVanc Phase 3 trial and the cessation of our Encore study.

General and Administrative

General and administrative expenses increased by $2.6 million, or 91.2%, to $5.4 million for the three months ended September 30, 2020 from $2.8 million for the three months ended September 30, 2019. The increase was primarily due to the recognition of a one-time nonrecurring charge in the amount of $0.8 million in noncash stock-based compensation and approximately $1.5 million of paid and accrued severance payments to certain former members of executive management during the three months ended September 30, 2020.

Results of Operations — Comparison of Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Dollar
	2020	2019	Change
	(in thousands)
Milestone revenue	$256	$—	$256
Operating expenses:
Research and development	$24,881	$30,058	$(5,177)
General and administrative	11,474	9,785	1,689
Impairment of goodwill	—	7,420	(7,420)
Depreciation	189	253	(64)
Total operating expenses	36,544	47,516	(10,972)
Loss from operations	(36,288)	(47,516)	11,228
Other income	$414	$1,062	$(648)
Net loss	$(35,874)	$(46,454)	$10,580

Milestone Revenue

We recognized $0.3 million in revenue during the nine months ended September 30, 2020 related to the prior achievement and receipt of a milestone payment in October 2018 pursuant to a license agreement. As the license agreement was terminated during the third quarter of 2020, all performance obligations have been satisfied resulting in the recognition of revenue.

Research and Development

Research and development expenses decreased by $5.2 million, or 17.2%, to $24.9 million for the nine months ended September 30, 2020 from $30.1 million for the nine months ended September 30, 2019. The decrease was primarily related to study approximately $5.4 million in decreased development costs associated with Molgradex for the treatment of aPAP as our IMPALA Phase 3 study activities have concluded and we are in preparation of our additional Molgradex Phase 3 study as well as to approximately $5.2 million in decreased study costs due to the cessation of enrollment, focus towards database management and lock, and a corresponding winddown in CMC and clinical operations activities in our AeroVanc Phase 3 trial and the cessation of our Encore. This cumulative decrease in development costs of approximately $10.6 million was partially offset by approximately $5.5 million in costs incurred to acquire rights to Apulmiq, which was recognized as research and development expense during the first quarter of 2020.

General and Administrative

General and administrative expenses increased by approximately $1.7 million, or 17.3%, to $11.5 million for the nine months ended September 30, 2020 from $9.8 million for the nine months ended September 30, 2019. The increase was primarily due to the recognition of a one-time nonrecurring charge in the amount of $0.8 million in net noncash stock-based compensation and approximately $1.5 million of paid and accrued severance payments to certain former members of executive management as partially offset by a decrease of approximately $0.6 million due to reduced commercial and other activities during the nine months ended September 30, 2020.

Impairment of Goodwill

During the nine months ended September 30, 2019, we recognized a $7.4 million impairment charge to the carrying value of our goodwill following the results of our IMPALA Phase 3 study of Molgradex for the treatment of aPAP.

Liquidity and Capital Resources

As of September 30, 2020, we had $35.2 million in cash and cash equivalents, $59.1 million in short-term investments and an accumulated deficit of $243.8 million. We entered into a Loan and Security Agreement with Silicon Valley Bank during the year ended December 31, 2017, which was amended a third time in January 2020, under which we have drawn a total of $25 million. We continue to sell our common stock through “at the market offerings” under the Sales Agreement and have raised net proceeds of $34.2 million under the Sales Agreement since April 2017, the date of our reverse merger resulting in our public company listing. Since our reverse merger, we have completed three public offerings with combined net proceeds, after deducting the underwriting discounts and commissions and offering expenses, of approximately $135.4 million.

On December 24, 2019, we completed a private placement of our common stock for net proceeds of $25.2 million and issued accompanying warrants, which have a two year expiry date, to purchase additional shares of our common stock which may result in approximately $45.7 million in additional net proceeds to us before customary closing fees of which warrants representing $1.8 million in proceeds have been exercised as of September 30, 2020.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(27,536)	$(35,177)
Cash provided by (used in) investing activities	9,434	(1,011)
Cash provided by financing activities	3,689	29,660
Effect of exchange rate changes	(172)	12
Net decrease in cash	$(14,585)	$(6,516)

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2020 was $27.5 million, consisting of a net loss of $35.9 million, which was partially offset by approximately $4.9 million of noncash charges, comprised of depreciation and amortization including right-of-use assets, fair value changes, accretion on discount to short-term investments, amortization of debt issuance costs, and stock-based compensation, and $5.4 million of charges related to the upfront payment of the License, of which $2.1 million was noncash. The cash used in operating activities was decreased by a change in assets and liabilities of approximately $2.0 million.

Cash flows from investing activities

Cash provided by investing activities for the nine months ended September 30, 2020 was primarily the result of proceeds from the net sales and maturities of short-term investments in excess of cash used for purchases of short-term investments in the amount of approximately $12.7 million as offset by the $3.2 million upfront cash payment for the License.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2020 was primarily related to $2.3 million in net proceeds from sales of our common stock through “at the market offerings” under the Sales Agreement and $1.8 million in net proceeds from the exercise of warrants pursuant to a private placement of our common stock completed on December 24, 2019 as offset by the payment of a portion of the end of period charge equal to $0.5 million following the amendment of our loan agreement with Silicon Valley Bank in January 2020.

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

As of September 30, 2020, we had cash, cash equivalents, and short-term investments of approximately $94.3 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

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

Contractual Obligations

Other than the developmental milestone payments, sales milestone payments, and royalties under the License with Grifols for rights to develop and commercialize Apulmiq, effective March 31, 2020, as well as the third amendment to our loan agreement with SVB executed on January 31, 2020, there were no material changes outside of the ordinary course of business in our contractual obligations during the nine ended September 30, 2020 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Other Commitments” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020.

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

We also have interest rate exposure as a result of our loan and security agreement with Silicon Valley Bank. As of September 30, 2020, the outstanding gross principal amount of the secured term loan was $25 million. The loan agreement bears interest at the greater of (i) prime rate reported in The Wall Street Journal, plus a spread of 3.0% or (ii) 7.75%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on September 30, 2020 were to have occurred, this change would not have had a material effect on our interest expense obligations with respect to outstanding borrowed amounts.

We have ongoing operations in Denmark and pay those vendors in local currency (Danish krone) or euros. We seek to limit the impact of foreign currency fluctuations through the use of derivative instruments, and short-term foreign currency forward exchange contracts not designated as hedging instruments. We also have operations in Australia related to ancillary development activities which are being wound down. We did not recognize any significant exchange rate losses during the nine months ended September 30, 2020 and 2019. A 10% change in the krone-to-U.S. dollar, euro-to-U.S. dollar, Australian dollar-to-U.S. dollar, or krone-to-Australian dollar exchange rate on September 30, 2020 would not have had a material effect on our results of operations or financial condition.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2020 these disclosure controls and procedures were effective at the reasonable assurance level.

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

For the nine months ended September 30, 2020, we incurred a net loss of $35.9 million, and net cash used in operating activities was $27.5 million. At September 30, 2020, our cash, cash equivalents and short-term investment securities were approximately $94.3 million, and working capital was approximately $88.7 million. At September 30, 2020, we had an accumulated deficit of $243.8 million. We expect to continue to incur substantial operating losses for the next several years as we seek to advance our product candidates through clinical development, global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, one of our product candidates is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve. We are also continuously and critically reviewing our liquidity and anticipated capital requirements in light of the significant uncertainty created by the COVID-19 global pandemic.

We will require additional financing to obtain regulatory approval for Molgradex and AeroVanc, as well as Apulmiq, for which we are currently evaluating a path forward, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development efforts or other operations.

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

As of September 30, 2020, we had IPR&D of approximately $11.6 million. These intangible assets have been previously impaired and remain subject to additional impairment analyses whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill, if any, and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to our condensed consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations. We will continue to evaluate our intangible assets for potential impairment in accordance with our accounting policies.

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

Risks Related to Our Business Strategy and Operations

We are substantially dependent upon the clinical, regulatory, and commercial success of our product candidates, Molgradex and AeroVanc, and Apulmiq. Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate to the satisfaction of regulatory authorities the safety and efficacy of our product candidates.

The success of our business is dependent on our ability to advance the clinical development of Molgradex for the treatment of patients with aPAP and AeroVanc for the treatment of MRSA infection in the lungs of CF patients.

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

On December 23, 2019, the FDA granted us Breakthrough Therapy designation for Molgradex for the treatment of aPAP, a process designed to expedite the development and review of drugs that are intended to treat a serious condition and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). During the first half of 2020, we have worked with the FDA and EMA regarding the protocol and design of an additional Phase 3 study of Molgradex for the treatment of aPAP, or the IMPALA 2 study. The IMPALA 2 study sample size will be 160 patients with an expected start date in the first quarter of 2021. IMPALA 2 will be a 48-week, double-blind, placebo-controlled study, with efficacy endpoints assessed at week 24 for the primary analyses. However, the placebo-controlled period will be 48 weeks to better support the durability of treatment effect, as well as long-term safety of the drug, which is intended to be administered chronically. At the end of the placebo-controlled period, both the placebo and non-placebo treatment arms will rollover into a 48-week open-label follow-on period in which all patients will receive Molgradex 300 micrograms administered once-daily and provide useful information on the long-term safety of the drug. The primary endpoint of the IMPALA 2 study will be the lung function test of DLCO. Three secondary endpoints designed to measure direct patient benefit will be evaluated which include the SGRQ Total Score, SGRQ Activity Component score, and exercise capacity using a treadmill test.

Additionally, as we work to initiate the IMPALA 2 study, there remains a general uncertainty regarding the impact of COVID-19 on the aPAP patient population and physicians. Patients suffering from aPAP lung disease are prone to underlying lung conditions and are often treated by infectious disease specialists and pulmonologists. These treating physicians are on the front lines in addressing this global pandemic and must now, understandably, focus their attention on COVID-19.

On March 12, 2020, we announced top line microbiology results from our Phase 2a, exploratory, open-label, non-controlled clinical study evaluating Molgradex for the treatment of nontuberculous mycobacterial (“NTM”) lung infection in patients not affected by CF, designated as OPTIMA.

Due to the COVID-19 pandemic and out of an abundance of caution for people living with CF and clinical study staff, on March 30, 2020 we announced the termination of enrollment in our Phase 3 study of AeroVanc to treat persistent MRSA lung infection in individuals living with CF, designated as AVAIL, and the termination of enrollment in our Phase 2a study of the use of Molgradex for the treatment of NTM in patients living with CF, designated as ENCORE. With patient safety at the forefront of the decision and in accordance with guidelines established by the FDA, efforts have been made to allow enrolled patients to continue with study treatments and site visit protocols, where possible. On September 3, 2020, due to the results of the exploratory ENCORE and OPTIMA studies, we announced that we will continue to focus development efforts of Molgradex on our lead indication, aPAP, and do not plan to conduct further development activities related to Molgradex in NTM. We now expect to disclose top line results from AeroVanc’s Phase 3 AVAIL trial by the end of 2020 and will communicate our next steps with Apulmiq as soon as possible.

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

Given the developmental nature of our product candidates, we are subject to risks associated with initiating, completing, and achieving positive outcomes from our current and future clinical trials, including:

•	slow implementation, enrollment, and completion of the clinical trials;
•	inability to enroll enough patients in the clinical trials;
•	low patient compliance and adherence to dosing and reporting requirements, for example, incomplete reporting of patient reported outcomes in the clinical trials or missed doses;
•	lack of safety and efficacy in the clinical trials;
•	delays in manufacture of supplies for both drug and device components due to delays in formulation, process development, or manufacturing activities;

•	requirements for additional nonclinical or clinical studies based on changes to formulation and/or changes to regulatory requirements;
•	poor quality or missing data from the clinical trials; and
•	requirements for additional clinical studies based on inconclusive or negative clinical results or changes in market, standard of care, and/or regulatory requirements.

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

Replacing key employees may be a difficult, costly, and protracted process, and we may not have other personnel with the capacity to assume all the responsibilities of a key employee upon his/her departure. Transition periods can be difficult to manage and may cause disruption to our business. For example, on September 11, 2020, our Chief Executive Officer (“CEO”) and Chief Business Development Officer resigned and our Board of Directors concurrently appointed an Interim CEO.

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

We outsource the manufacture of our product candidates and do not plan to establish our own manufacturing facilities. To manufacture our product candidates, we have made numerous custom modifications at contract manufacturing organizations (“CMOs”), making us highly dependent on these CMOs. For clinical and commercial supplies, if approved, we have supply agreements with third party CMOs for drug substance, finished drug product, drug delivery devices and other necessary components of our product candidates. While we have secured long-term commercial supply agreements with many of the third party CMOs, we would need to negotiate agreements for commercial supply with several important CMOs, and we may not be able to reach agreement on acceptable terms. In addition, we rely on these third parties to conduct or assist us in key manufacturing development activities, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials, and conducting stability testing, among other things. If these third parties are unable to perform their tasks successfully in a timely manner, whether for technical, financial, or other reasons, we may be unable to secure clinical trial material, or commercial supply material if approved, which likely would delay the initiation, conduct, or completion of our clinical studies or prevent us from having enough commercial supply material for sale, which would have a material and adverse effect on our business. For example, the impacts of the current COVID-19 global pandemic are rapidly evolving. The extent to which the pandemic impacts our ability to procure sufficient supplies for the development and commercialization of our product candidates will depend on the severity and duration of the spread of COVID-19, and the actions undertaken to contain the pandemic or treat its effects.

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

We do not employ personnel or possess the facilities necessary to conduct many of the activities associated with our programs. We engage consultants, advisors, contract research organizations (“CROs”) and others to assist in the design and conduct of nonclinical and clinical studies of our product candidates, with interpretation of the results of those studies and with regulatory activities, and we expect to continue to outsource all or a significant amount of such activities. As a result, many important aspects of our development programs are and will continue to be outside our direct control, and our third-party service providers may not perform their activities as required or expected, including the maintenance of good clinical practice (“GCP”), good laboratories practice (“GLP”), and cGMP compliance, which are ultimately our responsibility to ensure. Further, such third parties may not be as committed to the success of our programs as our own employees and, therefore, may not devote the same time, thoughtfulness, or creativity to completing projects or problem-solving as our own employees would. To the extent we are unable to successfully manage the performance of third-party service providers, our business may be adversely affected.

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

As of November 5, 2020, we had 36 full-time employees, including 25 employees engaged in research and development. As we advance our product candidates through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance, and other resources to manage our operations and clinical trials, continue our development activities, and commercialize our product candidates, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers, and other organizations.

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

We have set goals for accomplishing certain objectives material to the successful development of our product candidates. The actual timing of these events may vary due to many factors, including delays or failures in our nonclinical testing, clinical studies, and manufacturing and regulatory activities and the uncertainties inherent in the regulatory approval process. From time to time, we create estimates for the completion of enrollment of or announcement of data from clinical studies of our product candidates. However, predicting the rate of enrollment or the time from completion of enrollment to announcement of data for any clinical study requires us to make significant assumptions that may prove to be incorrect. As an example, due to the COVID-19 pandemic, we ceased enrollment in our AVAIL and ENCORE studies. Our estimated enrollment rates and the actual rates may differ materially, and the time required to complete enrollment of any clinical study may be considerably longer than we estimate. Such delays may adversely affect our financial condition and results of operations.

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

In response to COVID-19, we have modified our business practices with a majority of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

We have experienced and may continue to experience attempts to breach our security and attempts to introduce malicious software into our IT systems; however, to date and to our knowledge, such attacks have not resulted in any material damage to us.

We are continually working to maintain reliable systems to improve our operations. Our efforts include, but are not limited to, the following: firewalls, antivirus protection, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning, and routine password modifications. Our internal IT systems environment continues to evolve and our business policies and internal security controls may not keep pace as new threats emerge. No assurance can be given that our efforts to continue to enhance our systems will be successful.

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

A number of state, national, and foreign laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. Due to our Danish subsidiary, Savara ApS, our clinical trial activities, and operations in Europe, we are subject to data protection laws in the EU, including the General Data Protection Regulation (“GDPR”). The GDPR, which became effective on May 25, 2018, has caused the EU requirements for the protection of personal data to become more stringent and increased the penalties for noncompliance. Penalties can consist of fines up to €20 million or 4% of global annual revenues, whichever is higher. As a result, we have been required to implement additional mechanisms to ensure compliance with the new EU data protection rules, which may cause us to incur additional costs. Similarly, in June 2018, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020. The CCPA, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights to opt-out of certain sales of personal information. The CCPA creates a private right of action for statutory damages for certain breaches of information. The California Attorney General has proposed regulations under the CCPA which are became effective on July 1, 2020. Aspects of the CCPA and its interpretation and enforcement remain unclear at this time. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA. We may be required to implement additional mechanisms to comply with the CCPA or such other state laws, which may be difficult to implement and may require us to incur additional costs. If we or our vendors fail to comply with applicable data privacy laws, including the GDPR, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted.

Our operations might be interrupted and financial results could be adversely impacted by the occurrence of a natural disaster, war, system malfunction, terrorism, telecommunication and electrical failures or other catastrophic event, or public health crises, such as the 2020 COVID-19 pandemic.

Our corporate headquarters is located in a single commercial facility in Austin, Texas, USA. We maintain a second office in a single commercial facility in Denmark where many of our product development staff are located. Important documents and records, including copies of our regulatory documents and other records for our product candidates, are located both at a secure offsite document storage facility as well as at our own facilities and we depend on our facilities for the continued operation of our business. Natural disasters and other catastrophic events, such as wildfires and other fires, earthquakes and extended power interruptions, terrorist attacks, public health crises, or severe weather conditions could significantly disrupt our operations and result in additional, unplanned expense. As a small company with limited resources, we are currently preparing or implementing a formal business continuity or disaster recovery plan and any natural disaster or catastrophic event could disrupt our business operations and result in setbacks to our development programs. Even though we believe we carry commercially reasonable insurance, we might suffer losses that are not covered by or exceed the coverage available under these insurance policies.

During the first quarter of 2020, COVID-19 was declared a pandemic by the World Health Organization, resulting in significant disruptions to U.S. and international manufacturing and supply chains or operations as well as travel restrictions in the U.S., Denmark, and many other countries. While the continued impact of the current COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a negative impact on our business, financial condition, and operating results. As a result of the COVID-19 pandemic, there could be delays in the manufacturing supply chain for our product candidates, including delays in procurement of materials for certain of our clinical studies due to the outbreak, delays in clinical trials or recruitment, or in a more severe scenario, our business, financial condition, and operating results could be more severely affected. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact to our business of the COVID-19 pandemic is difficult to predict.

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

If we license rights to develop our product candidates to independent third parties or otherwise permit third parties to evaluate our product candidates in clinical studies, such as an investigator-sponsored clinical trial, we may have limited control over those clinical studies. For example, we have agreed to supply Molgradex and placebo for an investigator-sponsored clinical study by the University of Giessen in Germany that will assess the potential efficacy of Molgradex in preventing progression of COVID-19 pneumonia to acute respiratory distress syndrome. Any safety or efficacy concern identified in a third-party sponsored study could adversely affect our or another licensee’s development of our product candidate and prospects for its regulatory approval, even if the data from that study are subject to varying interpretations and analyses. If serious adverse events are observed in such third-party sponsored studies, it could delay or cause the discontinuation of the development of the product candidate and have a material adverse effect on our business.

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

Molgradex, AeroVanc, and Apulmiq have received Orphan Drug Designation by the FDA and Molgradex has also received Orphan Drug Designation in Europe. While orphan designation provides certain benefits, there are also associated risks.

Molgradex has received Orphan Drug Designation in the U.S. by the FDA and in Europe by the EMA for the treatment of aPAP, AeroVanc has been granted Orphan Drug Designation in the U.S. by the FDA for the treatment of MRSA lung infection in patients with CF, and Apulmiq has been granted Orphan Drug Designation in the U.S. by the FDA for the treatment of lung infection in NCFB patients. Orphan Drug Designation will not shorten the regulatory review or reduce the clinical data requirements needed to obtain approval. If approval is received to market Molgradex and AeroVanc, as well as Apulmiq, for which we are currently evaluating a path forward, for the respective indications, the FDA will not approve a similar product, with the same active ingredient, to Molgradex, AeroVanc, or Apulmiq for seven years and the EMA will not approve a similar product to Molgradex for ten years, unless we are unable to produce enough supply to meet demand in the marketplace or another similar product, with the same active ingredient, is deemed clinically superior. Similar product candidates, with the same active ingredient and route of delivery, may be granted Orphan Drug Designation during the development of the respective products, but the Orphan Drug exclusivity is granted only to the first of such products approved, which means there is risk that a competitor product candidate may receive approval and Orphan Drug exclusivity before us, thus preventing us from marketing one or more of our product candidates until the exclusivity of the competing product expires. Also, the Orphan Drug status will not prevent a competitor with a different active ingredient from competing with our product candidates. If we are prevented from marketing one or more product candidates due to a competitor’s Orphan Drug exclusivity, this would have a material adverse effect on our business.

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

•	delays in quality control/quality assurance procedures necessary for study database lock and analysis of unblinded data;
•	delays, inconsistencies, or negative results in statistical analyses of clinical study data; and
•	delays in enrollment and the treatment of patients caused by COVID-19.

Patient enrollment, a critical component to successful completion of a clinical study, is affected by many factors, including the size and nature of the study population, the proximity of patients to clinical sites, the eligibility criteria for the study, the design of the clinical study, ongoing studies competing for the same patient population and clinicians, and patients’ perceptions as to the potential advantages of the drug being studied in relation to available alternatives, including therapies being investigated by other companies which may be viewed as more beneficial or important to study, fear of being randomized to the placebo arm, and changes in standard of care. Challenges to complete enrollment can be exacerbated in orphan indications, like those being pursued by us, with a limited number of qualifying patients and the lack of clinical sites with the necessary expertise and experience to conduct our studies. Further, completion of a clinical study and/or its results may be adversely affected by failure to retain patients who enroll in a study but withdraw due to adverse side effects, perceived lack of efficacy, belief that they are on placebo, improvement in condition before treatment has been completed, for personal reasons, without reason, or by patients who fail to return for or complete post-treatment follow-up.

For example, although we are not aware of any companies developing an inhaled form of GM-CSF for the treatment of aPAP, Leukine® (sargramostim), a yeast-derived recombinant human granulocyte-macrophage colony stimulating factor (rhu-GM-CSF) which is a product of Partner Therapeutics, Inc., is being utilized by some patients, domestically and internationally, for the off-label treatment of aPAP. Additionally, Partner Therapeutics, Inc. is working with the Pharmaceuticals and Medical Devices Agency and the Ministry of Health, Labour, and Welfare in Japan for regulatory approval of Leukine® for the treatment of aPAP. We cannot assess the likelihood of formal regulatory approval of Leukine®, the effectiveness of its off-label administration to patients with aPAP, or the number of aPAP patients using Leukine® for off-label treatment. However, the current off-label administration of Leukine® could adversely affect the enrollment of patients in our IMPALA 2 study.

Additionally, as we work to initiate the IMPALA 2 study, there remains a general uncertainty regarding the impact of COVID-19 on the aPAP patient population and physicians. Patients suffering from aPAP lung disease are prone to underlying lung conditions and are often treated by infectious disease specialists and pulmonologists. These treating physicians are on the front lines in addressing this global pandemic and must now, understandably, focus their attention on COVID-19.

Additionally, on March 30, 2020, due to the COVID-19 pandemic and out of an abundance of caution for people living with CF and clinical study staff, we announced the close-out of enrollment in our Phase 3 AVAIL and Phase 2a ENCORE studies. With patient safety at the forefront of the decision and in accordance with guidelines established by the FDA, efforts have been made to allow enrolled patients to continue with study treatments and site visit protocols, where possible. However, the COVID-19 pandemic may cause further delays in our clinical trials and have a negative impact on our business, financial condition, and operating results.

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

Clinical development of pharmaceutical products for humans is generally very expensive, takes many years to complete, and failures can occur at any stage of clinical testing. We estimate that clinical development of our product candidates will take several additional years to complete; however, because of the variety of factors that can affect the design, timing and outcome of clinical studies, we are unable to estimate the exact funds required to complete research and development, obtain regulatory approval, and commercialize all of our product candidates. We will need significant additional capital to continue to advance our products as per current business plans.

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

Pharmaceutical products generally are subject to rigorous nonclinical testing and clinical studies and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or materially influence the manufacturing, safety, labeling, storage, record keeping, and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations is time-consuming and requires the expenditure of substantial resources. Molgradex is currently in Phase 3 clinical testing. The clinical study topline results from our first Phase 3 study, IMPALA, were released by us on June 12, 2019 and did not meet all of the statistical goals and protocol end points. On October 1, 2019, we received a written response from the FDA in connection with a Type C meeting regarding the Molgradex development program for aPAP and results from the IMPALA Phase 3 study in which the FDA indicated that the data provided in the briefing package for the Type C meeting did not provide sufficient evidence of efficacy and safety for the treatment of aPAP.

On December 23, 2019, the FDA provided communication to us regarding the granting of Breakthrough Therapy designation, a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on clinically significant endpoint(s), for Molgradex for the treatment of aPAP. As such, we have worked with the FDA and EMA and determined the scope and design of an additional Phase 3 study for the Molgradex development program for the treatment of aPAP, the IMPALA 2 study. The scope, powering, cost, and timing of IMPALA 2, expected to commence in the first quarter of 2021, will require us to expend substantial additional resources.

Our Phase 3 trial of AeroVanc is ongoing, the success of which will be needed for FDA approval to market AeroVanc in the U.S. to treat persistent MRSA lung infection in individuals living with CF. However, due to the COVID-19 pandemic and out of an abundance of caution for people living with CF and clinical study staff, we announced the termination of enrollment in our Phase 3 AVAIL study on March 30, 2020. With patient safety at the forefront of the decision and in accordance with guidelines established by the FDA, we are making efforts to allow enrolled patients to continue with study treatments and site visit protocols, where possible. While significant communication with the FDA on the Phase 3 study design has occurred, even if the Phase 3 clinical study meets all of its statistical goals and protocol end points, the FDA may not view the results as robust and convincing. Additionally, they may require additional clinical studies and/or other costly studies, which could require us to expend substantial additional resources and could significantly extend the timeline for clinical development prior to market approval. Additionally, we are conducting a two-year nonclinical carcinogenicity study on the AeroVanc powder, required by the FDA. The results of this study will not be known until a short time prior to potential submission of an NDA or BLA for AeroVanc. If the carcinogenicity study cannot be completed for technical or other reasons, or provides results that the FDA determines to be concerning, this may cause a delay or failure in obtaining approval for AeroVanc.

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug, including Molgradex, AeroVanc, as well as Apulmiq. Regardless of any guidance the FDA or foreign regulatory agencies may provide a drug’s sponsor during its development, the FDA or foreign regulatory agencies retain complete discretion in deciding whether to accept an NDA or BLA, or the equivalent foreign regulatory approval submission for filing or, if accepted, whether to approve an NDA or BLA. There are many components to an NDA or BLA or marketing authorization application submission in addition to clinical study data. For example, the FDA or foreign regulatory agencies will review the sponsor’s internal systems and processes, as well as those of its CROs, CMOs, and other vendors, related to development of its product candidates, including those pertaining to its clinical studies and manufacturing processes. Before accepting an NDA or BLA for review or before approving the NDA or BLA, the FDA or foreign regulatory agencies may request that we provide additional information that may require significant resources and time to generate and there is no guarantee that our product candidates will be approved for any indication for which we may apply. The FDA or foreign regulatory agencies may choose not to approve an NDA or BLA for a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development of its product candidates. Even if one or more Phase 3 clinical studies are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA or foreign regulatory agencies may not consider efficacy and safety data from the submitted studies adequate scientific support for a conclusion of effectiveness and/or safety and may require one or more additional Phase 3 or other studies prior to granting marketing approval. If this were to occur, the overall development cost for the product candidate would be substantially greater and competitors may bring products to market before us, which could impair our ability to generate revenues from the product candidates, or even seek approval, if blocked by a competitor’s Orphan Drug exclusivity, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Even if the FDA or foreign regulatory agencies grant approvals for our product candidates, the conditions or scope of the approval(s) may limit successful commercialization of the product candidates and impair our ability to generate substantial sales revenue. For example, Molgradex could be approved with restrictions for use only by patients unresponsive to the current standard of care or the FDA may approve label claims for AeroVanc with age restrictions and/or treatment duration limitations. They may limit the label of Molgradex or AeroVanc to a subset of patients based on a review of which patient groups had the greatest efficacious response in clinical studies. Such label restriction may be undesirable and may limit successful commercialization. The FDA or foreign regulatory agencies may also only grant marketing approval contingent on the performance of costly post-approval nonclinical or clinical studies, or subject to warnings or contraindications that limit commercialization. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMP, GCP, international conference on harmonization regulations, and GLP, which are regulations and guidelines that are enforced by the FDA or foreign regulatory agencies for all clinical development and for any clinical studies that we conduct post-approval. The FDA or foreign regulatory agencies may decide to withdraw approval, add warnings, or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution of our products. These actions could result from, among other things, safety concerns, including unexpected side effects or drug interaction problems, or concerns over misuse of a product. If any of these actions were to occur following approval, we may have to discontinue commercialization of the product, limit our sales and marketing efforts, implement risk minimization procedures, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

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

AeroVanc has received a U.S. Patent Notice of Allowance for its formulation in the U.S., AeroVanc’s primary market. AeroVanc has either been issued patents or is prosecuting patent applications in numerous countries outside the U.S. AeroVanc has also been designated an Orphan Drug and a Qualified Infectious Disease Product (“QIDP”). We have no patent protection for Molgradex for the treatment of aPAP, and primarily rely on the Orphan Drug exclusivity as our primary barrier to competition. Both Molgradex and AeroVanc utilize proprietary delivery devices with exclusive supply agreements. Molgradex receives additional protection via a proprietary cell bank used in the production of the drug substance. .

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

We also intend to rely on regulatory exclusivity for protection of our product candidates, if approved for commercial sale. Implementation and enforcement of regulatory exclusivity, which may consist of regulatory data protection and market protection, varies widely from country to country. Failure to qualify for regulatory exclusivity, or failure to obtain or maintain the extent or duration of such protections that we expect for our product candidates, if approved, could affect our decision on whether to market the products in a particular country or countries or could otherwise have an adverse impact on our revenue or results of operations. For Molgradex, which is administered via nebulization, we may rely on regulatory exclusivity for the combination of Molgradex and its delivery system. However, there is no assurance that our Molgradex product and its delivery system, if approved, will benefit from this type of market protection. Additionally, while regulatory exclusivity (given Apulmiq’s Orphan Drug and QIDP designation) may be a key component of Apulmiq’s protection in the U.S., there are no assurances that Apulmiq, if further development is pursued and the drug candidate approved, will benefit from this type of market protection in the U.S., and additionally, no similar designations have been received in other regions.

We may rely on trademarks, trade names, and brand names to distinguish our products, if approved for commercial sale, from the products of our competitors. We intend to seek approval for new names for Molgradex, AeroVanc, and Apulmiq that meet the FDA’s and foreign regulatory requirements. However, our trademark applications may not be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks, in which case we may expend substantial resources to defend our proposed or approved trademarks and may enter into agreements with third parties that may limit our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote significant resources to advertising and marketing these new brands. For example, we filed a trademark for the name “Savara” and were challenged. We decided to terminate the application, but we may revisit such filings at a future date. Further, our competitors may infringe our trademarks or we may not have adequate resources to enforce our trademarks.

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

We have filed for patent protection in the U.S. and other countries to cover various methods of therapeutic use of our product candidates, including AeroVanc for the treatment of MRSA infection in the lungs of CF patients.

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

Molgradex and AeroVanc, as well as Apulmiq, of which we are currently evaluating a path forward, have received Orphan Drug Designation from the FDA. Molgradex has also received Orphan Drug Designation from the EMA. Orphan Drug Designation will provide market exclusivity in the U.S. for seven years and ten years in Europe, but only if (i) Molgradex, AeroVanc, and Apulmiq receive market approval before a competitor using the same active compound for the same indication, (ii) we are able to produce sufficient supply to meet demand in the marketplace, and (iii) another product with the same active ingredient is not deemed clinically superior. AeroVanc and Apulmiq have also received QIDP status extending market exclusivity by an additional five years in addition to any other exclusivity obtained in the U.S.

The industries in which we operate (biopharmaceutical, specialty pharmaceutical, biotechnology, and pharmaceutical) are highly competitive and subject to rapid and significant change. Developments by others may render potential application of any of our product candidates in a particular indication obsolete or noncompetitive, even prior to completion of its development and approval for that indication. For example, the CTFR modulator Trikafta®, a product of Vertex Pharmaceuticals Incorporated, recently became available and has been described as a potential “transformative medication” in cystic fibrosis. It is unknown how the availability of Trikafta® will impact the role of an inhaled antibiotic like AeroVanc in the cystic fibrosis treatment paradigm. If successfully developed and approved, we expect our product candidates will face competition. We may not be able to compete successfully against organizations with competitive products, particularly large pharmaceutical companies. Many of our potential competitors have significantly greater financial, technical, and human resources than us, and may be better equipped to develop, manufacture, market, and distribute products. Many of these companies operate large, well-funded research, development, and commercialization programs, have extensive experience in nonclinical and clinical studies, obtaining FDA and other regulatory approvals and manufacturing and marketing products, and have multiple products that have been approved or are in late-stage development. These advantages may enable them to receive approval from the FDA or any foreign regulatory agency before us and prevent us from competing due to their orphan drug protections. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, heightened awareness on the part of academic institutions, government agencies, and other public and private research organizations of the potential commercial value of their inventions have led them to actively seek to commercialize the technologies they develop, which increases competition for investment in our programs. Competitive products may be more effective, easier to dose, or more effectively marketed and sold than ours, which would have a material adverse effect on our ability to generate revenue.

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

Our ability to successfully commercialize our products will depend on the extent to which governmental authorities, private health insurers, and other organizations establish what we believe are appropriate coverage and reimbursement for our products. The containment of healthcare costs has become a priority of federal and state governments worldwide and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs, and President Trump has unveiled four executive orders on July 24, 2020 aimed at bringing down pharmaceutical prices. We expect that federal, state, and local governments in the U.S., as well as in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidates or what actions federal, state, or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue, attain profitability, or commercialize our product candidates, especially in light of our plans to price our product candidates at a high level.

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

The market price of our common stock has experienced substantial declines since we announced the top-line results of our IMPALA Phase 3 study of Molgradex for aPAP on June 12, 2019, and our stock price has been and is expected to continue to be subject to significant volatility and fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	impact of the COVID-19 pandemic on the global economy, financial markets, and liquidity and availability of capital;
•	failed or inconclusive data results from our clinical studies;
•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure to meet or exceed any financial and development projections that we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;

•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our business and stock;
•	failure to obtain sufficient capital to fund our business objectives;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;
•	adverse publicity relating to the CF, aPAP, or NCFB markets generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with or influence the demand for our products;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

As a public company, we will continue to incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We will also continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the U.S. Securities and Exchange Commission (“SEC”) and Nasdaq. These rules and regulations may also make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence in us and cause our business or stock price to suffer.

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

10.1

Executive Employment Agreement, dated September 11, 2020, between Savara Inc. and Matthew Pauls (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2020).

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

Company Name

Date: November 5, 2020	By:	/s/ David Lowrance
Dave Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 5, 2020	By:	/s/ Matthew Pauls
Matthew Pauls
Interim Chief Executive Officer (Principal Executive Officer)