Form 10-Q
period 2021-03-31
Savara Inc
filed 2021-05-13
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, the registrant had 113,643,271 shares of common stock, $0.001 par value per share, outstanding.

i

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$55,982	$22,880
Short-term investments	136,731	59,308
Prepaid expenses and other current assets	2,089	2,933
Total current assets	194,802	85,121
Property and equipment, net	124	156
In-process R&D	11,676	12,218
Other non-current assets	1,028	250
Total assets	$207,630	$97,745
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,723	$2,595
Accrued expenses and other current liabilities	4,484	5,579
Total current liabilities	7,207	8,174
Long-term liabilities:
Debt facility	25,244	25,104
Other long-term liabilities	58	84
Total liabilities	32,509	33,362
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 113,578,654 and 54,152,955 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	114	55
Additional paid-in capital	442,246	320,893
Accumulated other comprehensive income	485	942
Accumulated deficit	(267,724)	(257,507)
Total stockholders’ equity	175,121	64,383
Total liabilities and stockholders’ equity	$207,630	$97,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$7,589	$13,200
General and administrative	2,778	2,982
Depreciation and amortization	47	58
Total operating expenses	10,414	16,240
Loss from operations	(10,414)	(16,240)
Other income, net:
Interest expense, net	(593)	(160)
Foreign currency exchange gain (loss)	(57)	156
Tax credit income	847	821
Change in fair value of financial instruments	—	2
Total other income, net	197	819
Net loss	$(10,217)	$(15,421)
Net loss per share:
Basic and diluted	$(0.13)	$(0.27)
Weighted-average common shares outstanding:
Basic and diluted	76,992,407	57,364,265
Other comprehensive loss:
Loss on foreign currency translation	(431)	(128)
Unrealized gain (loss) on short-term investments	(26)	17
Total comprehensive loss	$(10,674)	$(15,532)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended March 31, 2021 and 2020

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance on December 31, 2020	54,152,955	$55	$320,893	$(257,507)	$942	$64,383
Issuance of common stock and pre-funded warrants in public offering, net of offering costs (1)	57,479,978	57	121,770	—	—	121,827
Repurchase of outstanding pre-funded warrants	—	—	(3,909)	—	—	(3,909)
Net issuance of common stock upon exercise of stock warrants, net	1,737,450	2	2,544	—	—	2,546
Issuance of common stock for settlement of RSUs	5,563	—	—	—	—	—
Issuance of common stock upon exercise of stock options	202,708	—	2	—	—	2
Stock-based compensation	—	—	946	—	—	946
Foreign exchange translation adjustment	—	—	—	—	(431)	(431)
Unrealized loss on short-term investments	—	—	—	—	(26)	(26)
Net loss	—	—	—	(10,217)	—	(10,217)
Balance on March 31, 2021	113,578,654	$114	$442,246	$(267,724)	$485	$175,121

(1)

As discussed in Note 10, “Stockholders’ Equity,” the Company sold (i) an aggregate of 57,479,978 shares of the Company’s common stock, par value $0.001 per share and (ii) pre-funded warrants to purchase an aggregate of 32,175,172 shares of common stock at an exercise price of $0.001 per share.

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance on December 31, 2019	50,790,441	$52	$309,555	$(207,892)	$(17)	$101,698
Issuance of common stock for settlement of RSUs	12,750	—	—	—	—	—
Issuance of common stock upon exercise of stock options	41,313	—	48	—	—	48
Closing costs for previous issuance of securities in private placement	—	—	(120)	—	—	(120)
Incremental cost due to modification of detachable warrants previously issued with debt instrument	—	—	28	—	—	28
Stock-based compensation	—	—	1,194		—	1,194
Foreign exchange translation adjustment	—	—	—	—	(128)	(128)
Unrealized gain on short-term investments	—	—	—	—	17	17
Net loss	—	—	—	(15,421)	—	(15,421)
Balance on March 31, 2020	50,844,504	$52	$310,705	$(223,313)	$(128)	$87,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,217)	$(15,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47	58
Amortization of right-of-use assets	57	184
Acquired in-process research and development (Note 7)	—	5,367
Changes in fair value of financial instruments	—	(2)
Noncash interest expense	—	133
Foreign currency loss (gain)	57	(156)
Amortization of debt issuance costs	140	134
Accretion on discount to short-term investments	161	(69)
Stock-based compensation	946	1,194
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	879	(195)
Non-current assets	(863)	(821)
Accounts payable and accrued expenses and other current liabilities	(781)	(3,180)
Long-term liabilities	(23)	(305)
Net cash used in operating activities	(9,597)	(13,079)
Cash flows from investing activities:
Purchase of property and equipment	—	(4)
Purchase of in-process research and development (Note 7)	—	(3,247)
Purchase of available-for-sale securities, net	(94,319)	(35,614)
Maturities of available-for-sale securities	16,580	31,300
Sale of available-for-sale securities, net	—	5,780
Net cash used in investing activities	(77,739)	(1,785)
Cash flows from financing activities:
Repurchase of outstanding pre-funded warrants	(3,909)	—
Repayment of debt facility	—	(514)
Issuance of common stock and pre-funded warrants in public offering, net of offering costs	121,827	—
Proceeds from exercise of stock options	2	48
Issuance of common stock upon exercise of warrants, net	2,546	—
Net cash provided by (used in) financing activities	120,466	(466)
Effect of exchange rate changes on cash and cash equivalents	(28)	41
Increase (decrease) in cash and cash equivalents	33,102	(15,289)
Cash and cash equivalents beginning of period	22,880	49,804
Cash and cash equivalents end of period	$55,982	$34,515

Non-cash transactions
Common stock issued for acquired in-process research and development (Note 7)	$—	$(2,120)

Supplemental disclosure of cash flow information:
Cash paid for interest, including end of period charge due upon debt facility amendment	$484	$990

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is a clinical stage company focused on rare respiratory diseases. The Company’s lead program, a nebulizer solution (“molgramostim”), is an inhaled granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). Previously, the Company’s pipeline included vancomycin hydrochloride inhalation powder (“vancomycin”) for persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in people living with cystic fibrosis (“CF”) and inhaled liposomal ciprofloxacin (formerly referred to as Apulmiq) for non-CF bronchiectasis. The Company and its wholly-owned subsidiaries operate in one segment with its principal offices in Austin, Texas, USA.

Since inception, Savara has devoted substantially all of its efforts and resources to identifying and developing its product candidates, recruiting personnel, and raising capital. Savara has incurred operating losses and negative cash flow from operations and has no product revenue from inception to date. The Company has not yet commenced commercial operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments that are necessary to fairly present the statements of financial position, operations and cash flows for the periods presented. The results of operations for interim periods shown in this report are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted from these condensed consolidated financial statements, as permitted by SEC rules and regulations. The Company believes the disclosures made in these condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these condensed consolidated financial statements be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements. There have been no changes to our significant accounting policies since the date of those financial statements.

Certain prior period amounts have been reclassified for consistency with current period presentation.

Principles of Consolidation

The interim condensed consolidated financial statements of the Company are stated in U.S. dollars and are prepared under U.S. GAAP. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements of the Company’s wholly-owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated other comprehensive income in the condensed consolidated balance sheet. All intercompany transactions and accounts have been eliminated in consolidation.

Liquidity

As of March 31, 2021, the Company had an accumulated deficit of approximately $267.7 million. The Company used cash in operating activities of approximately $9.6 million during the three months ended March 31, 2021. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

The Company is currently primarily focused on the development of molgramostim and believes such activities will result in the continued incurrence of significant research and development and other expenses related to this program. If the clinical trial for the Company’s product candidate fails or produces unsuccessful results and the product candidate does not gain regulatory approval or, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents on hand, short-term investments and through a combination of equity offerings, debt financings, government or other third-party funding, and other collaborations and strategic alliances with partner companies. The

Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

The Company’s cash and cash equivalents of $56.0 million and short-term investments of $136.7 million as of March 31, 2021 is sufficient to fund the Company’s operations for the twelve months subsequent to the issuance date of these condensed consolidated financial statements. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company will need to reevaluate its long-term operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management’s estimates include those related to the accrual of research and development and general and administrative costs, certain financial instruments recorded at fair value, contingent consideration, stock-based compensation, and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Accordingly, actual results could be materially different from those estimates.

Risks and Uncertainties

The product candidate being developed by the Company requires approval from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s product candidate will receive the necessary approvals. If the Company is denied regulatory approval of its product candidate, or if approval is delayed, it may have a material adverse impact on the Company’s business, results of operations, and its financial position.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and foreign exchange derivatives not designated as hedging instruments. The Company places its cash and cash equivalents with a limited number of high-quality financial institutions and at times may exceed the amount of insurance provided on such deposits.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which aims to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 was effective on January 1, 2021 and did not have a material impact on our condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) which reduces the number of accounting models for convertible debt instruments and convertible preferred stock to simplify the accounting for convertible instruments and reduce the complexity. ASU 2020-06 also made targeted improvements to the disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 was early adopted on January 1, 2021 and did not have a material impact on our condensed consolidated financial statements.

Recently Issued but not yet Adopted Accounting Pronouncements

There are no recent accounting pronouncements issued by the FASB, the AICPA, or the SEC that are believed by management to have a material effect, if any, on the Company’s condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of (in thousands):

	March 31, 2021	December 31, 2020
R&D tax credit receivable	$996	$1,042
Prepaid contracted research and development costs	232	591
VAT receivable	427	653
Prepaid insurance	213	453
Deposits and other	221	194
Total prepaid expenses and other current assets	$2,089	$2,933

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of March 31, 2021. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2020, the Company generated a Danish tax credit of $0.9 million which is included in R&D tax credit receivable in the table above and is expected to be received in the fourth quarter of 2021. During the three months ended March 31, 2021, the Company generated a Danish tax credit of $0.8 million which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2022.

The Company also recorded an Australian tax credit as provided by the Australian Taxation Office for qualified research and development expenditures incurred through our subsidiary, Savara Australia Pty. Limited. Under Australian tax law, Australia remits a research and development tax credit equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2020, the Company generated an Australian tax credit of $0.1 million which is included in R&D tax credit receivable in the table above and is expected to be received during the third quarter of 2021. The tax credit receivable recorded during the three months ended March 31, 2021 was not significant.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	March 31, 2021	December 31, 2020
Accrued contracted research and development costs	$2,400	$2,627
Accrued compensation	1,069	1,920
Accrued general and administrative costs	876	853
Lease liability	139	179
Total accrued expenses and other current liabilities	$4,484	$5,579

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$13,218	$5	$—	$13,223
Asset backed securities	9,633	1	(4)	9,630
Corporate securities	55,976	—	(28)	55,948
Commercial paper	57,930	—	—	57,930
Total short-term investments	$136,757	$6	$(32)	$136,731

As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$13,296	$1	$—	$13,297
Asset backed securities	2,559	—	—	2,559
Corporate securities	19,479	3	(3)	19,479
Commercial paper	23,973	—	—	23,973
Total short-term investments	$59,307	$4	$(3)	$59,308

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of Accumulated other comprehensive income in the condensed consolidated balance sheet. Classification as short-term or long-term is based upon whether the maturity of the debt securities is less than or greater than twelve months.

There were no significant realized gains or losses related to investments for the three months ended March 31, 2021 and 2020.

6. Debt Facility

On April 28, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank, as amended by the First Amendment to the Loan and Security Agreement on October 31, 2017, the Second Amendment to the Loan and Security Agreement on December 4, 2018 and the Third Amendment on January 31, 2020 (the “Loan Agreement”). The Company executed a fourth amendment (the “Fourth Amendment”) to the Loan Agreement on March 30, 2021.

The Fourth Amendment provides that if by June 30, 2021, the Company does not have an ongoing phase 3 clinical trial evaluating its molgramostim product for the treatment of aPAP in which the first patient has been identified and dosed (the “Trial Requirement”), the interest-only period will end and principal plus interest will be due in equal monthly installments over 24 months. The first payment due on July 1, 2021 will include three principal payments. If the Trial Requirement is met, the first payment of principal plus interest will be due on July 1, 2022. Prior to the Fourth Amendment, the interest-only period would end if the Trial Requirement had not been met by March 31, 2021. Additionally, the Fourth Amendment increased the final payment percentage from 6.0% to 6.2%.

Silicon Valley Bank has been granted a perfected first priority lien in all of our assets with a negative pledge on our intellectual property. The Loan Agreement, as amended, contains customary affirmative and negative covenants, including among others, covenants limiting our ability and our subsidiaries’ ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to certain exceptions. Additionally, the Loan Agreement contains an affirmative covenant requiring us to deliver evidence by June 30, 2021 of the receipt of gross cash proceeds of at least $25 million from the exercise of currently outstanding warrants or the issuance of other equity securities, which was satisfied upon completion of the Public Offering, as defined and discussed in Note 10. “Stockholders’ Equity.”

The loan bears interest at the greater of (i) the prime rate reported in The Wall Street Journal, plus a spread of 3.0% or (ii) 7.75%. The Loan Agreement, as amended, will also require a prepayment fee (2.0% of funded amounts in months 13-24, and 1.0% thereafter), and an end of term charge equal to 6.2% of the amount of principal borrowed.

The Company paid minimal legal costs directly attributable to the original issuance of the debt instrument underlying the Loan Agreement and subsequent amendments. Such charges were accounted for as debt issuance costs and are being amortized to interest expense using the effective interest method through the scheduled maturity date.

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,	March 31, 2021	December 31, 2020
2021	$—	$—
2022	8,333	8,333
2023	18,167	18,167
Total future minimum payments	26,500	26,500
Unamortized end of term charge	(1,028)	(1,134)
Debt issuance costs	(129)	(149)
Debt discount related to warrants	(99)	(113)
Total debt	25,244	25,104
Short-term debt	—	—
Long-term debt	$25,244	$25,104

7. License Agreement

Effective March 31, 2020, the Company entered into a license and collaboration agreement (the “License”) that provided Savara an exclusive, worldwide, royalty-bearing license to develop and sell or otherwise commercialize pharmaceutical preparations containing a type of inhaled liposomal ciprofloxacin (“Licensed Product”).

During 2020, the Company paid the licensor (i) an upfront cash payment of approximately $3.3 million and (ii) an upfront payment of one million shares of the Company’s common stock valued at approximately $2.1 million on the date of issuance upon effectiveness of the License (collectively, the “Upfront Payments”). The Company also agreed to pay the licensor (i) certain developmental milestone payments for the development of the Licensed Products upon regulatory approval for commercial sale and (ii) certain sales milestone payments upon the first achievement of defined annual global net sales (collectively, the “Contingent Consideration”).

The Company accounted for the License as an asset acquisition in accordance with ASC 805, Business Combinations. Since the Licensed Product had not yet achieved regulatory approval and there is deemed to be no alternative future use, the Company recognized research and development expense of approximately $5.4 million for the Upfront Payments during the three months ended March 31, 2020.

The Company formally announced the termination of any further development of the Licensed Product and, as such, determined that payment of the Contingent Consideration is not probable, and therefore, no related liability has been recorded.

8. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments annually or whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. These assets and liabilities can include acquired in-process research and development (“IPR&D”) and other long-lived assets that are written down to fair value if they are impaired.

IPR&D is considered an indefinite-lived intangible asset and is assessed for impairment annually, or more frequently if impairment indicators exist. Based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be material negative impacts to the assumptions made with respect to our IPR&D assets that could result in an impairment. For the three months ended March 31, 2021 and 2020, the impact of COVID-19 or other factors did not trigger any impairment indicators.

During the three months ended March 31, 2021 and 2020, the Company experienced a decrease of approximately $0.5 million and $0.2 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

The fair value of these instruments as of March 31, 2021 and December 31, 2020 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2021
Cash equivalents:
U.S. Treasury money market funds	$73,398	$—	$—	$73,398
Asset backed securities (1)	—	(7,093)	—	(7,093)
Corporate securities (1)	—	(14,189)	—	(14,189)
Short-term investments:
U.S. government securities	13,223	—	—	13,223
Asset backed securities	—	9,630	—	9,630
Corporate securities	—	55,948	—	55,948
Commercial paper	—	57,930	—	57,930

As of December 31, 2020
Cash equivalents:
U.S. Treasury money market funds	$21,872	$—	$—	$21,872
Short-term investments:
U.S. government securities	13,297	—	—	13,297
Asset backed securities	—	2,559	—	2,559
Corporate securities	—	19,479	—	19,479
Commercial paper	—	23,973	—	23,973

(1) Trade pending as of March 31, 2021 which has been subsequently settled.

9. Derivative Financial Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company seeks to limit these risks by following risk management policies and procedures, including the use of derivatives. The Company’s derivative contracts, which are not designated as hedging instruments, principally address short-term foreign currency exchange. The estimated fair value of the derivative contracts was based upon the relative exchange rate as of the balance sheet date. Accordingly, any gains or losses resulting from variances between this exchange rate and the exchange rate at the contract inception date were recognized in Other income, net in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2020, there was an asset of approximately $6 million consisting of unsettled forward exchange contracts to purchase foreign currency and a corresponding liability of approximately $6 million consisting of forward exchange contract obligations, resulting in a $0.1 net derivative financial instrument, recorded at their estimated fair value in Accrued expenses and other current liabilities in the condensed consolidated balance sheet. There were no such derivative contracts as of March 31, 2021.

10. Stockholders’ Equity

Public Offering of Common Stock

On March 15, 2021, the Company sold (i) an aggregate of 57,479,978 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) for $1.45 per share, of which 11,694,150 shares were issued pursuant to the underwriters’ option to purchase additional shares, and (ii) pre-funded warrants to purchase an aggregate of 32,175,172 shares of Common Stock at an exercise price of $0.001 per share (the “Pre-Funded Warrants”) for $1.449 per warrant (collectively, the “Public Offering”).

The Company determined that the securities issued in the Public Offering were free-standing and that the Pre-Funded Warrants did not contain any settlement obligations that would result in liability classification under ASC 480, Distinguishing Liability from Equity and ASC 815-40, Contracts in Entity’s Own Equity. The shares encompassed in the Pre-Funded Warrants were sold at the same price as the underlying common stock, less $0.001 (which represents the exercise price of the warrants).

The Public Offering resulted in net proceeds to the Company of approximately $121.8 million, after deducting underwriting discounts, commissions and offering expenses, as follows (in thousands):

Financial instruments	Proceeds
Common stock	$83,346
Pre-funded warrants	46,622
Total	129,968
Offering expenses	$(8,141)
Net proceeds	$121,827

The Company intends to use the net proceeds from the Public Offering to fund the clinical trial of molgramostim for the treatment of aPAP and other general corporate purposes.

Warrant Repurchase

Immediately prior to the Public Offering, the Company entered into separate, privately-negotiated warrant repurchase agreements with certain holders of its outstanding milestone warrants, each dated as of December 24, 2019. The Company paid $3.9 million ($0.15 per share of Common Stock underlying each milestone warrant) to repurchase milestone warrants with 26,061,769 shares of Common Stock underlying such warrants, and the warrants were terminated. Following the warrant repurchase and exercises during the three months ended March 31, 2021, we have outstanding milestone warrants to purchase an aggregate of 3,474,902 shares of our common stock. The warrant repurchase was accounted for as an equity transaction and resulted in a reduction to Additional paid-in capital in the condensed consolidated statement of stockholders’ equity.

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	March 31, 2021	December 31, 2020
Warrants acquired in April 2017 merger	—	403,927
Warrants converted in connection with April 2017 merger	72,869	72,869
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
Milestone Warrants	3,474,902	31,274,121
2021 Pre-funded Warrants	32,175,172	—
Stock options outstanding	5,338,509	6,240,342
Issued and nonvested RSUs	460,709	509,397
Total shares reserved	48,155,491	45,133,986

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of March 31, 2021:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
72,869	$8.98	June 2021
775,000	$0.01	October 2024
24,725	$2.87	April 2027
41,736	$2.87	June 2027
11,332	$2.87	December 2028
5,780,537	$0.001	None
3,474,902	$1.48	Earlier of December 2021 or 30 days after clinical milestone
32,175,172	$0.001	None
42,356,273

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$(65)	$48	$(17)
Change	1,006	(47)	959
Balance, December 31, 2020	941	1	942
Change	(431)	(26)	(457)
Balance, March 31, 2021	$510	$(25)	$485

11. Commitments

Manufacturing and Other

The Company is subject to various royalties and manufacturing and development payments related to its product candidate, molgramostim.

Under a manufacture and supply agreement with the active pharmaceutical ingredients (“API”) manufacturer for molgramostim, Savara must make certain payments to the API manufacturer upon achievement of the milestones outlined in the table set forth below. Additionally, upon first receipt of marketing approval by Savara from a regulatory authority in a country for a product containing the API for therapeutic use in humans and ending the earlier of (i) ten years thereafter or (ii) the date a biosimilar of such product is first sold in such country, Savara shall pay the API manufacturer a royalty equal to low-single digits of the net sales in that country.

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the manufacturer of the nebulizer used to administer molgramostim. The decrease in the amount of the milestone payments from December 31, 2020 to March 31, 2021 was primarily related to removal of milestones related to a nebulizer system no longer planned to be utilized, slightly offset by an increase in the foreign currency exchange rate. In addition to these milestones, the Company will owe a royalty of three-and one-half percent (3.5%) to the manufacturer of the nebulizer based net sales.

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

March 31, 2021
Molgramostim manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of molgramostim	$2,300
Molgramostim nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer molgramostim	892
Total manufacturing and other commitments	$3,192

The milestone commitments disclosed above reflect the activities that have not been recognized at March 31, 2021 because they are not deemed probable and reasonably estimable.

On December 10, 2020, the Company announced that the Phase 3 trial of vancomycin in people living with cystic fibrosis who have MRSA lung infection did not meet the primary endpoint. On January 7, 2021 the Company issued a termination notice to GlaxoSmithKline Trading Services Limited (“GSK”), who manufactures the drug product from bulk vancomycin powder. On January 26, 2021, the Company and GSK entered a change order for termination costs associated with the closeout and wind down of vancomycin activities. During the three months ended March 31, 2021, the Company paid approximately $0.8 million of research and development expense related to the termination of the manufacturing agreement.

Contract Research

On March 5, 2021, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to our clinical trials. Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA 2 trial. Under that work order, the Company will pay Parexel service fees and pass-through expenses estimated to be approximately $31 million over the course of the IMPALA 2 clinical trial.

Risk Management

The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to certain risks associated with operating the Company’s business to an acceptable level.

12. Stock-Based Compensation

A. Equity Incentive Plans

2008 Stock Option Plan

The Company adopted the Savara Inc. Stock Option Plan (the “2008 Plan”), pursuant to which the Company reserved shares for issuance to employees, directors, and consultants. The 2008 Plan includes (i) the option grant program providing for both incentive and non-qualified stock options, as defined by the Internal Revenue Code, and (ii) the stock issuance program providing for the issuance of awards that are valued based upon common stock, including restricted stock, dividend equivalents, stock appreciation rights, phantom stock, and performance units. The 2008 Plan also allows eligible persons to purchase shares of common stock at an amount determined by the plan administrator. Upon a participant’s termination, the Company retains the right to repurchase nonvested shares issued in conjunction with the stock issuance program at the fair market value per share as of the date of termination.

The Company previously issued incentive and non-qualified options and restricted stock to employees and non-employees under the 2008 Plan. The terms of the stock options, including the exercise price per share and vesting provisions, were determined by the board of directors. Stock options were granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant based upon objective and subjective factors including: third-party valuations, preferred stock transactions with third parties, current operating and financial performance, management estimates and future expectations.

The Company no longer issues stock-based awards under the 2008 Plan.

2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), as amended and restated with approval by our stockholders in June 2018 and May 2020. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units, performance units, shares and other stock-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of March 31, 2021, the number of shares of our common stock available for grant under the 2015 Plan was 2,089,762 shares.

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

Restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant.

C. Stock-Based Award Activity

The following table provides a summary of stock-based awards activity under the 2008 Plan and 2015 Plan for the three months ended March 31, 2021:

	Stock Options	RSUs	Total
Outstanding as of December 31, 2020	6,240,343	509,397	6,749,740
Granted	70,000	—	70,000
Exercised	(522,302)	(5,563)	(527,865)
Forfeited	(449,532)	(43,125)	(492,657)
Outstanding as of March 31, 2021	5,338,509	460,709	5,799,218

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$464	$593
General and administrative	482	601
Total stock-based compensation	$946	$1,194

13. Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common stock and pre-funded warrants outstanding during the period without consideration of common stock equivalents. For periods in which the Company generated a net loss, the Company does not include the potential impact of dilutive securities in diluted net loss per share, as the impact of these items is anti-dilutive.

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2021	2020
Awards under equity incentive plan	5,338,509	4,473,477
Nonvested restricted shares and restricted stock units	460,709	302,875
Warrants to purchase common stock	3,625,564	33,131,798
Total	9,424,782	37,908,150

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net loss	$(10,217)	$(15,421)
Net loss attributable to common stockholders	(10,217)	(15,421)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(10,217)	(15,421)
Weighted average common shares outstanding, basic and diluted	76,992,407	57,364,265
Basic and diluted EPS	$(0.13)	$(0.27)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions, and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, natural disasters and pandemics (such as the scope, scale and duration of the impact of the novel coronavirus, COVID-19), and those discussed in the section entitled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020, all of which are difficult to predict.

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical stage company focused on rare respiratory diseases. Our lead program, molgramostim nebulizer solution (“molgramostim”), is an inhaled granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). Savara, together with its wholly-owned subsidiaries, which includes Aravas Inc., Savara ApS, Drugrecure A/S, and Savara Australia Pty. Limited, operate in one segment with its principal office in Austin, Texas, USA.

Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to March 31, 2021, we have raised net cash proceeds of approximately $392.5 million, primarily from public offerings of our common stock, private placements of convertible preferred stock, and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses for the three months ended March 31, 2021 and 2020 were $10.2 million and $15.4 million, respectively, and for the year ended December 31, 2020 was $49.6 million. As of March 31, 2021, we had an accumulated deficit of $267.7 million. Our operating losses primarily resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We have chosen to operate by outsourcing our manufacturing and most of our clinical operations. We expect to incur significant additional expenses and continue to incur operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our primary product candidate. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to the timing of clinical development programs and efforts to achieve regulatory approval.

As of March 31, 2021, we had cash and cash equivalents of $56.0 million and short-term investments of $136.7 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Recent Events

Parexel Master Service Agreement and Work Order

We entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) on March 5, 2021, pursuant to which Parexel will provide contract research services related to our clinical trials. Contemporaneously with entering the MSA, we executed a work order with Parexel, under which Parexel will provide services related to the IMPALA 2 trial. Under that work order, we will pay Parexel service fees and pass-through expenses estimated to be approximately $31 million over the course of the IMPALA 2 clinical trial.

Public Offering

On March 15, 2021, we completed a public offering of common stock and pre-funded warrants for gross proceeds of approximately $130 million and net proceeds, including underwriting commissions and expenses, of approximately $122 million. We intend to use the proceeds to fund the clinical trial of molgramostim and other general corporate purposes, as discussed in Note 10, “Stockholders’ Equity” in the notes to the condensed consolidated financial statements.

COVID-19

The continuing COVID-19 global pandemic poses significant risks to our business. As we commence enrollment of our Phase 3 trial for the use of molgramostim for the treatment of aPAP, there remains a general uncertainty regarding the impact of COVID-19 on the aPAP patient population and physicians. Patients suffering from aPAP lung disease are prone to underlying lung conditions and are often treated by infectious disease specialists and pulmonologists. These treating physicians are on the front lines in addressing this global pandemic and must now, understandably, focus their attention on COVID-19.

Additionally, we are unable to quantify the impact this situation will have on our future financial performance, but the public health actions being undertaken to reduce the spread of the virus have created, and may continue to create, challenges and disruptions to our operations. Accordingly, we are adhering to government restrictions and operating out of an abundance of caution for the safety of our personnel and patients, including social distancing protocols and providing the ability for remote working for our personnel. Our employees are able to use our facilities at their discretion. For those who do choose to work from the office, all of our facilities have been appropriately evaluated and maintained for social distancing and sanitation. Additionally, management, on an on-going basis, is evaluating our liquidity position, communicating with and monitoring the actions of our service providers, manufacturers, and suppliers and reviewing our near-term financial performance as we manage Savara through the uncertainty related to COVID-19.

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

Income Taxes and the CARES Act

In response to the COVID-19 pandemic, many governments are taking measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 in the United States, includes many measures to assist companies, including temporary changes to income and non-income-based tax laws. Some of the key tax-related provisions of the bill include:

•

eliminating the 80% of taxable income limitations by allowing corporate entities to fully utilize net operating loss (“NOL”) carryforwards to offset taxable income in 2018, 2019, or 2020. The 80% limitation is reinstated for tax years after 2021;

•	allowing NOLs originating in 2018, 2019 or 2020 to be carried back five years;
•	increasing the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2021 and 2020;
•

allowing taxpayers with alternative minimum tax credits to claim a refund in 2021 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cut and Jobs Act in 2017; and

•	allowing companies to deduct more of their cash charitable contributions paid during calendar year 2021 by increasing the taxable income limitation from 10% to 25%.

In addition to the income tax provisions noted above, the CARES Act provides non-income tax provisions, such as allowing payments of the employer’s portion of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020 to be paid over the following two years. Other provisions will allow eligible employers subject to closure due to the COVID-19 pandemic to receive a 50% credit on qualified wages against their employment taxes each quarter with any excess credits eligible for refunds.

The Consolidated Appropriations Act extended and expanded the availability of the CARES Employee Retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 (“ARP”), enacted on March 11, 2021, extended and expanded the availability of the CARES Employee Retention credit through December 31, 2021; however, certain provisions apply only after December 31, 2020.

We have assessed the provisions of the CARES Act and ARP and do not believe the measures mentioned above materially impact us or are relevant to our tax reporting. However, we are continuing to assess these and other provisions of the CARES Act and ARP and any potential additional federal stimulus packages with regards to their impact on our tax reporting as well as any provisions which may benefit us or our employees.

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
•

internal costs that are associated with activities performed by our research and development organization and generally benefit multiple programs. Where appropriate, these costs are allocated by product candidate and consist primarily of:

o	personnel costs, which include salaries, benefits and stock-based compensation expense;
o	facilities and other expenses, which include expenses for maintenance of facilities and depreciation expense; and
o	regulatory expenses and technology license fees related to development activities.

The following table shows our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Product candidates:
Molgramostim	$5,091	$4,989
Vancomycin	2,498	2,844
Other	—	5,367
Total research and development expenses	$7,589	$13,200

We expect research and development expenses will remain significant in the future as we advance our molgramostim product candidate into and through clinical trials and pursue regulatory approvals, which will require a significant increased investment in regulatory support and contract manufacturing activities, including clinical supplies.

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

Critical Accounting Policies and Estimates

There have not been any material changes during the three months ended March 31, 2021 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. Please read “Part II, Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 for further description of our critical accounting policies.

Results of Operations — Comparison of Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Dollar
	2021	2020	Change
	(in thousands)
Research and development	$7,589	$13,200	$(5,611)
General and administrative	2,778	2,982	(204)
Depreciation	47	58	(11)
Total operating expenses	10,414	16,240	(5,826)
Loss from operations	(10,414)	(16,240)	5,826
Other income, net	197	819	(622)
Net loss	$(10,217)	$(15,421)	$5,204

Research and Development

Research and development expenses decreased by $5.6 million, or 42.5%, to $7.6 million for the three months ended March 31, 2021 from $13.2 million for the three months ended March 31, 2020. The decrease is largely attributable to $5.4 million of costs for the acquisition of an inhaled liposomal ciprofloxacin (the “Licensed Product”) in March 2020. There were no costs incurred related to the Licensed Product during the three months ended March 31, 2021.

General and Administrative

General and administrative expenses decreased by approximately $0.2 million, or 6.8%, to $2.8 million for the three months ended March 31, 2021 from $3.0 million for the three months ended March 31, 2020. The decrease was primarily due to a decrease in noncash stock-based compensation and personnel costs for the three months ended March 31, 2021.

Other Income, Net

Other income, net decreased by $0.6 million, or 75.9%, to $0.2 million for the three months ended March 31, 2021 from $0.8 million for the three months ended March 31, 2020. The decrease is primarily related to a decrease in investment income of approximately $0.5 million, which is included in the Interest expense, net line item on the condensed consolidated statement of operations in this Quarterly Report. This decrease is primarily due to moving available-for-sale securities to money market accounts as a result of the market volatility caused by the COVID-19 pandemic, which resulted in decreased investment income due to lower interest rates.

Liquidity and Capital Resources

As of March 31, 2021, we had $56.0 million in cash and cash equivalents, $136.7 million in short-term investments and an accumulated deficit of $267.7 million. We entered into a Loan and Security Agreement with Silicon Valley Bank during the year ended December 31, 2017, which was amended a fourth time in March 2021, under which we have drawn a total of $25 million.

On March 11, 2021, we completed a public issuance of our common stock and pre-funded warrants for gross proceeds of approximately $130 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses, of approximately $121.8 million as discussed in Note 10, “Stockholders’ Equity” in the notes to the condensed consolidated financial statements included in this Quarterly Report. Since 2017, we have completed four public offerings with combined net proceeds, after deducting the underwriting discounts and commissions and offering expenses, of approximately $257.2 million.

We have used and intend to use the net proceeds from these offerings for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for our product candidates and general and administrative expenses. Given the uncertainty created by the COVID-19 global pandemic, we will continue to monitor our liquidity and capital requirements.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(9,597)	$(13,079)
Cash used in investing activities	(77,739)	(1,785)
Cash provided by (used in) financing activities	120,466	(466)
Effect of exchange rate changes	(28)	41
Net change in cash	$33,102	$(15,289)

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2021 was $9.6 million, consisting of a net loss of $10.2 million as well as an $0.8 million decrease in accrued liabilities mostly relating to the wind down or completion of our non-aPAP trials during 2020. This was partially offset by approximately $1.4 million of noncash charges (comprised of depreciation and amortization including right-of-use assets, accretion on discount to short-term investments, amortization of debt issuance costs and stock-based compensation).

The cash used in operating activities decreased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 by approximately $3.5 million. The decrease is primarily due to the strategic decision to discontinue our non-aPAP trials discussed above.

Cash flows from investing activities

Cash used in investing activities of $77.7 million for the three months ended March 31, 2021 was primarily associated with cash used for purchases of short-term investments in excess of proceeds from the net sales and maturities of short-term investments. The increase in cash used for purchases of short-term investments drives the period over period increase.

Cash flows from financing activities

Cash provided by financing activities of $120.5 million for the three months ended March 31, 2021 was primarily related to $121.8 million in net proceeds from the public issuance of common stock and pre-funded warrants and $2.5 million in net proceeds from the exercise of warrants. These increases were offset by the payment of $3.9 million to repurchase outstanding warrants, as discussed in Note 10, “Stockholders’ Equity” in the notes to the condensed consolidated financial statements included in this Quarterly Report.

Future Funding Requirements

We have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize our product candidate. At the same time, we expect our expenses to increase in connection with our ongoing development and manufacturing activities, particularly as we continue the research, development, manufacture, and clinical trials of, and seeking regulatory approval for, our product candidate. In addition, subject to obtaining regulatory approval of our product candidate, we anticipate we may need additional funding in connection with our continuing operations.

As of March 31, 2021, we had cash, cash equivalents, and short-term investments of approximately $192.7 million. Although we have sufficient capital to fund many of our planned activities, including those discussed in Note 11, “Commitments - Manufacturing and Other,” of the condensed consolidated financial statements in this Quarterly Report, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Although we are well capitalized, until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through the issuance of additional equity securities and potentially through borrowings, grants, and strategic alliances with partner companies. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements,” of the condensed consolidated financial statements in this Quarterly Report for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have market risk exposure related to our cash, cash equivalents, and short-term investment securities. Such interest-earning instruments carry a degree of interest rate risk; however, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 1% change in interest rates during any of the periods presented would not have a material impact on our condensed consolidated financial statements. Additionally, our investment securities are fixed income instruments denominated and payable in U.S. dollars and have short-term maturities, typically less than twelve months, and typically carry credit ratings of “A” at a minimum by two of three Nationally Recognized Statistical Rating Organizations, specifically Moody’s, Standard & Poor’s, or Fitch. As such, we do not believe that our cash, cash equivalents and short-term investment securities have significant risk of default or illiquidity.

We also have interest rate exposure related to our long-term debt. The loan agreement bears interest at the greater of (i) prime rate reported in The Wall Street Journal, plus a spread of 3.0% or (ii) 7.75%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on March 31, 2021 were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

We have ongoing operations in Denmark and pay those vendors in local currency (Danish Krone) or Euros. At times, we seek to limit the impact of foreign currency fluctuations through the use of derivative instruments, and short-term foreign currency forward exchange contracts not designated as hedging instruments. We did not recognize any significant exchange rate losses during the three months ended March 31, 2021 and 2020. A 10% change in the Krone-to-dollar or Euro-to-dollar exchange rate on March 31, 2021 would not have had a material effect on our results of operations or financial condition.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the periods presented.

Although we do not believe that we are currently exposed to material changes in the risks related to our cash, cash equivalents, and short-term investment securities, interest rates of our long-term debt, or foreign currency exchange rates, we are cautiously and actively monitoring the effects of the COVID-19 pandemic on these instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2021 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

As a smaller reporting company, we are not required to obtain an audit on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020, and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number	Description

4.1	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2021).
10.1

Executive Employment Agreement, dated March 9, 2021, between Savara Inc. and Badrul Chowdhury (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2021).

10.2	Form of Warrant Repurchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2021).
10.3

Fourth Amendment, dated March 30, 2021, to Loan and Security Agreement, dated April 28, 2017, as amended on October 31, 2017, December 4, 2018 and January 31, 2021, between the Registrant, Aravas Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2021).

10.4*	Master Services Agreement by and between Savara Inc. and Parexel International (IRL) Limited, effective January 6, 2021
10.5*	Work Order under Master Services Agreement by and between Savara Inc. and Parexel International (IRL) Limited, effective January 6, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Confidential portions of this exhibit were redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Savara Inc.

Date: May 13, 2021	By:	/s/ David Lowrance
David Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 13, 2021	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chairman (Principal Executive Officer)