Form 10-Q
period 2021-06-30
Savara Inc
filed 2021-08-12
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-32157

Savara Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1318182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6836 Bee Cave Road, Building III, Suite 201 Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

(512) 614-1848

(Registrant’s telephone number, including area code)

6836 Bee Cave Road, Building III, Suite 200, Austin, TX

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

As of August 12, 2021, the registrant had 113,847,782 shares of common stock, $0.001 par value per share, outstanding.

i

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$40,653	$22,880
Short-term investments	140,018	59,308
Prepaid expenses and other current assets	2,817	2,933
Total current assets	183,488	85,121
Property and equipment, net	102	156
In-process R&D	11,834	12,218
Other non-current assets	1,009	250
Total assets	$196,433	$97,745
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,144	$2,595
Accrued expenses and other current liabilities	3,491	5,579
Total current liabilities	5,635	8,174
Long-term liabilities:
Debt facility	25,381	25,104
Other long-term liabilities	35	84
Total liabilities	31,051	33,362
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 and 200,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 113,847,532 and 54,152,955 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	114	55
Additional paid-in capital	443,341	320,893
Accumulated other comprehensive income	592	942
Accumulated deficit	(278,665)	(257,507)
Total stockholders’ equity	165,382	64,383
Total liabilities and stockholders’ equity	$196,433	$97,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$7,252	$6,079	$14,841	$19,279
General and administrative	3,153	3,117	5,931	6,099
Depreciation and amortization	47	68	94	126
Total operating expenses	10,452	9,264	20,866	25,504
Loss from operations	(10,452)	(9,264)	(20,866)	(25,504)
Other income, net:
Interest expense, net	(558)	(332)	(1,150)	(493)
Foreign currency exchange gain (loss)	43	50	(15)	206
Tax credit income	26	103	873	924
Change in fair value of financial instruments	—	54	—	56
Total other (loss) income, net	(489)	(125)	(292)	693
Net loss	$(10,941)	$(9,389)	$(21,158)	$(24,811)
Net loss per share:
Basic and diluted	$(0.07)	$(0.16)	$(0.18)	$(0.43)
Weighted-average common shares outstanding:
Basic and diluted	152,460,531	58,858,216	114,934,938	58,111,225
Other comprehensive loss:
Gain (loss) on foreign currency translation	83	162	(348)	34
Unrealized gain (loss) on short-term investments	24	85	(2)	102
Total comprehensive loss	$(10,834)	$(9,142)	$(21,508)	$(24,675)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended June 30, 2021 and 2020

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance on December 31, 2020	54,152,955	$55	$320,893	$(257,507)	$942	$64,383
Issuance of common stock and pre-funded warrants in public offering, net of offering costs (1)	57,479,978	57	121,770	—	—	121,827
Repurchase of outstanding pre-funded warrants	—	—	(3,909)	—	—	(3,909)
Net issuance of common stock upon exercise of stock warrants, net	1,737,450	2	2,544	—	—	2,546
Issuance of common stock for settlement of RSUs	5,563	—	—	—	—	—
Issuance of common stock upon exercise of stock options	202,708	—	2	—	—	2
Stock-based compensation	—	—	946	—	—	946
Foreign exchange translation adjustment	—	—	—	—	(431)	(431)
Unrealized loss on short-term investments	—	—	—	—	(26)	(26)
Net loss	—	—	—	(10,217)	—	(10,217)
Balance on March 31, 2021	113,578,654	$114	$442,246	$(267,724)	$485	$175,121
Issuance of common stock and pre-funded warrants in public offering, net of offering costs	—	—	321	—	—	321
Issuance of common stock for settlement of RSUs	203,687	—	—	—	—	—
Issuance of common stock upon exercise of stock options	65,191	—	3	—	—	3
Stock-based compensation	—	—	771	—	—	771
Foreign exchange translation adjustment	—	—	—	—	83	83
Unrealized gain on short-term investments	—	—	—	—	24	24
Net loss	—	—	—	(10,941)	—	(10,941)
Balance on June 30, 2021	113,847,532	$114	$443,341	$(278,665)	$592	$165,382

(1)

As discussed in Note 10. Stockholders’ Equity, the Company sold (i) an aggregate of 57,479,978 shares of the Company’s common stock, par value $0.001 per share and (ii) pre-funded warrants to purchase an aggregate of 32,175,172 shares of common stock at an exercise price of $0.001 per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended June 30, 2021 and 2020

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance on December 31, 2019	50,790,441	$52	$309,555	$(207,892)	$(17)	$101,698
Issuance of common stock for settlement of RSUs	12,750	—	—	—	—	—
Issuance of common stock upon exercise of stock options	41,313	—	48	—	—	48
Closing costs for previous issuance of securities in private placement	—	—	(120)	—	—	(120)
Incremental cost due to modification of detachable warrants previously issued with debt instrument	—	—	28	—	—	28
Stock-based compensation	—	—	1,194		—	1,194
Foreign exchange translation adjustment	—	—	—	—	(128)	(128)
Unrealized gain on short-term investments	—	—	—	—	17	17
Net loss	—	—	—	(15,421)	—	(15,421)
Balance on March 31, 2020	50,844,504	$52	$310,705	$(223,313)	$(128)	$87,316
Issuance of common stock for licensing of assets	1,000,000	1	2,119	—	—	2,120
Issuance of common stock upon at the market offerings, net	942,825	1	2,289	—	—	2,290
Issuance of common stock for settlement of RSUs	12,750	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23,233	—	39	—	—	39
Stock-based compensation	—	—	1,175	—	—	1,175
Foreign exchange translation adjustment	—	—	—	—	162	162
Unrealized gain on short-term investments	—	—	—	—	85	85
Net loss	—	—	—	(9,389)	—	(9,389)
Balance on June 30, 2020	52,823,312	$54	$316,327	$(232,702)	$119	$83,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(21,158)	$(24,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94	126
Amortization of right-of-use assets	116	329
Acquired in-process research and development (Note 7)	—	5,367
Changes in fair value of financial instruments	—	(56)
Noncash interest expense	—	143
Foreign currency loss (gain)	15	(206)
Amortization of debt issuance costs	277	259
Amortization (accretion) on premium or discount to short-term investments	668	(113)
Stock-based compensation	1,717	2,369
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(170)	(583)
Non-current assets	(890)	(812)
Accounts payable and accrued expenses and other current liabilities	(2,413)	(2,376)
Long-term liabilities	(47)	(467)
Net cash used in operating activities	(21,791)	(20,831)
Cash flows from investing activities:
Purchase of property and equipment	(6)	(24)
Purchase of in-process research and development (Note 7)	—	(3,247)
Purchase of available-for-sale securities, net	(114,445)	(35,614)
Maturities of available-for-sale securities	33,280	46,400
Sale of available-for-sale securities, net	—	8,780
Net cash (used in) provided by investing activities	(81,171)	16,295
Cash flows from financing activities:
Repurchase of outstanding pre-funded warrants	(3,909)	—
Repayment of debt facility	—	(514)
Issuance of common stock and pre-funded warrants in public offering, net of offering costs	122,148	—
Issuance of common stock upon at the market offerings, net	—	2,290
Proceeds from exercise of stock options	5	86
Issuance of common stock upon exercise of warrants, net	2,546	—
Net cash provided by financing activities	120,790	1,862
Effect of exchange rate changes on cash and cash equivalents	(55)	(13)
Increase (decrease) in cash and cash equivalents	17,773	(2,687)
Cash and cash equivalents beginning of period	22,880	49,804
Cash and cash equivalents end of period	$40,653	$47,117

Non-cash transactions
Common stock issued for acquired in-process research and development (Note 7)	$—	$(2,120)

Supplemental disclosure of cash flow information:
Cash paid for interest, including end of period charge due upon debt facility amendment	$974	$1,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is a clinical stage company focused on rare respiratory diseases. The Company’s lead program, molgramostim nebulizer solution (“molgramostim”), is an inhaled granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). Previously, the Company’s pipeline included vancomycin hydrochloride inhalation powder (“vancomycin”) for persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in people living with cystic fibrosis (“CF”) and inhaled liposomal ciprofloxacin (formerly referred to as Apulmiq) for non-CF bronchiectasis. The Company and its wholly-owned subsidiaries operate in one segment with its principal offices in Austin, Texas, USA.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted from these condensed consolidated financial statements, as permitted by rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The Company believes the disclosures made in these condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these condensed consolidated financial statements be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements. There have been no changes to our significant accounting policies since the date of those financial statements.

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

Liquidity

As of June 30, 2021, the Company had an accumulated deficit of approximately $278.7 million. The Company used cash in operating activities of approximately $21.8 million during the six months ended June 30, 2021. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

The Company is currently focused on the development of molgramostim and believes such activities will result in the continued incurrence of significant research and development and other expenses related to this program. If the clinical trial for the Company’s product candidate fails or produces unsuccessful results and the product candidate does not gain regulatory approval or, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents on hand, short-term investments and through a combination of equity offerings, debt financings, government or other third-party funding, and other collaborations and strategic alliances with partner companies. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

The Company’s cash and cash equivalents of $40.7 million and short-term investments of $140.0 million as of June 30, 2021 are sufficient to fund the Company’s operations for the twelve months subsequent to the issuance date of these condensed consolidated financial statements. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company will need to reevaluate its long-term operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses consisted of (in thousands):

	June 30, 2021	December 31, 2020
R&D tax credit receivable	$1,009	$1,042
Prepaid contracted research and development costs	792	591
VAT receivable	453	653
Prepaid insurance	375	453
Deposits and other	188	194
Total prepaid expenses and other current assets	$2,817	$2,933

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of June 30, 2021. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2020, the Company generated a Danish tax credit of $0.9 million which is included in R&D tax credit receivable in the table above and is expected to be received in the fourth quarter of 2021. During the six months ended June 30, 2021, the Company generated a Danish tax credit of $0.9 million which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2022.

The Company also recorded an Australian tax credit as provided by the Australian Taxation Office for qualified research and development expenditures incurred through our subsidiary, Savara Australia Pty. Limited. Under Australian tax law, Australia remits a research and development tax credit equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2020, the Company generated an Australian tax credit of $0.1 million which is included in R&D tax credit receivable in the table above and is expected to be received during the third quarter of 2021. The tax credit receivable recorded during the six months ended June 30, 2021 was not significant.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	June 30, 2021	December 31, 2020
Accrued contracted research and development costs	$1,214	$2,627
Accrued compensation	1,528	1,920
Accrued general and administrative costs	647	853
Lease liability	102	179
Total accrued expenses and other current liabilities	$3,491	$5,579

Accrued Contracted Research and Development Costs

As of June 30, 2021, Accrued contracted research and development costs are primarily comprised of costs associated with molgramostim for the treatment of aPAP, including expenses resulting from obligations under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers.

Accrued Compensation

As of June 30, 2021, Accrued compensation includes amounts to be paid to employees for salary, vacation and non-equity performance-based compensation. At the end of any period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$13,151	$3	$—	$13,154
Asset backed securities	14,013	—	(2)	14,011
Corporate securities	53,220	2	(5)	53,217
Commercial paper	59,636	—	—	59,636
Total short-term investments	$140,020	$5	$(7)	$140,018

As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$13,296	$1	$—	$13,297
Asset backed securities	2,559	—	—	2,559
Corporate securities	19,479	3	(3)	19,479
Commercial paper	23,973	—	—	23,973
Total short-term investments	$59,307	$4	$(3)	$59,308

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

There were no significant realized gains or losses related to investments for the six months ended June 30, 2021 and 2020.

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

The Fourth Amendment provided that if by June 30, 2021, the Company did not have an ongoing phase 3 clinical trial evaluating its molgramostim product for the treatment of aPAP in which the first patient has been identified and dosed (the “Trial Requirement”), the interest-only period would end and principal plus interest would be due in equal monthly installments over 24 months. The first payment due on July 1, 2021 would include three principal payments. If the Trial Requirement is met, the first payment of principal plus interest would be due on July 1, 2022. Prior to the Fourth Amendment, the interest-only period would end if the Trial Requirement had not been met by March 31, 2021. Additionally, the Fourth Amendment increased the final payment percentage from 6.0% to 6.2%.

On June 30, 2021, the Company announced the Trial Requirement had been met. As a result, the interest only-period will continue until June 30, 2022.

Silicon Valley Bank has been granted a perfected first priority lien in all of our assets with a negative pledge on our intellectual property. The Loan Agreement, as amended, contains customary affirmative and negative covenants, including among others, covenants limiting our ability and our subsidiaries’ ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to certain exceptions. Additionally, the Loan Agreement, as amended, contains an affirmative covenant requiring us to deliver evidence by June 30, 2021 of the receipt of gross cash proceeds of at least $25 million from the exercise of currently outstanding warrants or the issuance of other equity securities, which was satisfied upon completion of the Public Offering, as defined and discussed in Note 10. Stockholders’ Equity.

The loan bears interest at the greater of (i) the prime rate reported in The Wall Street Journal, plus a spread of 3.0% or (ii) 7.75%. The Loan Agreement, as amended, also requires a prepayment fee (2.0% of funded amounts in months 13-24, and 1.0% thereafter), and an end of term charge equal to 6.2% of the amount of principal borrowed.

The Company paid minimal legal costs directly attributable to the original issuance of the debt instrument underlying the Loan Agreement and subsequent amendments. Such charges were accounted for as debt issuance costs and are being amortized to interest expense using the effective interest method through the scheduled maturity date.

Summary of Carrying Value

The following table summarizes the components of the debt facility carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,	June 30, 2021	December 31, 2020
2021	$—	$—
2022	8,333	8,333
2023	18,167	18,167
Total future minimum payments	26,500	26,500
Unamortized end of term charge	(920)	(1,134)
Debt issuance costs	(113)	(149)
Debt discount related to warrants	(86)	(113)
Total debt	25,381	25,104
Short-term debt	—	—
Long-term debt	$25,381	$25,104

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

The Company accounted for the License as an asset acquisition in accordance with ASC 805, Business Combinations. Since the Licensed Product had not yet achieved regulatory approval and there is deemed to be no alternative future use, the Company recognized research and development expense of approximately $5.4 million for the Upfront Payments during the six months ended June 30, 2020.

During December 2020, the Company discontinued further development of the Licensed Product and, as such, determined that payment of the Contingent Consideration is not probable, and therefore, no related liability has been recorded.

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

IPR&D is considered an indefinite-lived intangible asset and is assessed for impairment annually, or more frequently if impairment indicators exist. Based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be material negative impacts to the assumptions made with respect to our IPR&D assets that could result in an impairment. For the six months ended June 30, 2021 and 2020, the impact of COVID-19 or other factors did not trigger any impairment indicators.

During the six months ended June 30, 2021 and 2020, the Company experienced a decrease of approximately $0.4 million and an increase of $0.1 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

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

The fair value of these instruments as of June 30, 2021 and December 31, 2020 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2021
Cash equivalents:
U.S. Treasury money market funds	$38,706	$—	$—	$38,706
Short-term investments:
U.S. government securities	13,154	—	—	13,154
Asset backed securities	—	14,011	—	14,011
Corporate securities	—	53,217	—	53,217
Commercial paper	—	59,636	—	59,636

As of December 31, 2020
Cash equivalents:
U.S. Treasury money market funds	$21,872	$—	$—	$21,872
Short-term investments:
U.S. government securities	13,297	—	—	13,297
Asset backed securities	—	2,559	—	2,559
Corporate securities	—	19,479	—	19,479
Commercial paper	—	23,973	—	23,973

9. Derivative Financial Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. At times, the Company seeks to limit these risks by following risk management policies and procedures, including the use of derivatives. The Company’s derivative contracts, which are not designated as hedging instruments, principally address short-term foreign currency exchange. The estimated fair value of the derivative contracts was based upon the relative exchange rate as of the balance sheet date. Accordingly, any gains or losses resulting from variances between this exchange rate and the exchange rate at the contract inception date were recognized in Other income, net in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2020, there was an asset of approximately $3 million consisting of unsettled forward exchange contracts to purchase foreign currency and a corresponding liability of approximately $3 million consisting of forward exchange contract obligations, resulting in a minimal net derivative financial instrument, recorded at their estimated fair value in Prepaid expenses and other current assets in the condensed consolidated balance sheet. There were no such derivative contracts as of June 30, 2021.

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

The Public Offering resulted in net proceeds to the Company of approximately $122.1 million, after deducting final underwriting discounts, commissions and offering expenses, as follows (in thousands):

Financial instruments	Proceeds
Common stock	$83,346
Pre-funded warrants	46,622
Total	129,968
Offering expenses	$(7,820)
Net proceeds	$122,148

The Company intends to use the net proceeds from the Public Offering to fund the clinical trial of molgramostim for the treatment of aPAP and other general corporate purposes.

Warrant Repurchase

Immediately prior to the Public Offering, the Company entered into separate, privately-negotiated warrant repurchase agreements with certain holders of its outstanding milestone warrants, each dated as of December 24, 2019. The Company paid $3.9 million ($0.15 per share of Common Stock underlying each milestone warrant) to repurchase milestone warrants with 26,061,769 shares of Common Stock underlying such warrants, and the warrants were terminated. Following the warrant repurchase and exercises during the six months ended June 30, 2021, we have outstanding milestone warrants to purchase an aggregate of 3,474,902 shares of our common stock. The warrant repurchase was accounted for as an equity transaction and resulted in a reduction to Additional paid-in capital in the condensed consolidated statement of stockholders’ equity.

Termination of Common Stock Sales Agreement

On April 28, 2017, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, which was amended by Amendment No. 1 to the Common Stock Sales Agreement on June 29, 2018 (the “Wainwright Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of Savara’s common stock, par value $0.001 per share, having an aggregate offering price of not more than $60 million, in addition to the $2.3 million in shares sold prior to the Amendment.

On July 2, 2021, the Company delivered written notice to Wainwright that it was terminating the Wainwright Sales Agreement effective July 12, 2021.

Common Stock Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore Group L.L.C., (“Evercore”), as sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $60 million.

The Agreement was effective on July 16, 2021, the date the Company’s shelf registration agreement on Form S-3, as filed with the Securities and Exchange Commission on July 6, 2021, was declared effective (“New Registration Statement”) by the Securities and Exchange Commission. The Shares will be offered and sold pursuant to the New Registration Statement. Subject to the terms and conditions of the Sales Agreement, Evercore will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the six months ended June 30, 2021, the Company did not sell any common stock under the Wainwright Sales Agreement. During the six months ended June 30, 2020, the Company sold 942,825 shares of common stock under Wainwright Sales Agreement, for net proceeds of approximately $2.3 million.

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	June 30, 2021	December 31, 2020
Warrants acquired in April 2017 merger	—	403,927
Warrants converted in connection with April 2017 merger	—	72,869
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
Milestone Warrants	3,474,902	31,274,121
2021 Pre-funded Warrants	32,175,172	—
Stock options outstanding	5,125,189	6,240,342
Issued and nonvested RSUs	357,022	509,397
Total shares reserved	47,765,615	45,133,986

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of June 30, 2021:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
October 2024	775,000	$0.01
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	5,780,537	$0.001
Earlier of December 2021 or 30 days after clinical milestone	3,474,902	$1.48
None	32,175,172	$0.001
	42,283,404

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$(65)	$48	$(17)
Change	1,006	(47)	959
Balance, December 31, 2020	941	1	942
Change	(348)	(2)	(350)
Balance, June 30, 2021	$593	$(1)	$592

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

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the manufacturer of the nebulizer used to administer molgramostim. The decrease in the amount of the milestone payments from December 31, 2020 to June 30, 2021 was primarily related to the removal of approximately $5 million of milestones related to a nebulizer system no longer considered for use. In addition to these milestones, the Company will owe a royalty of three-and one-half percent (3.5%) to the manufacturer of the nebulizer based on net sales.

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

June 30, 2021
Molgramostim manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of molgramostim	$2,300
Molgramostim nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer molgramostim	607
Total manufacturing and other commitments	$2,907

The milestone commitments disclosed above reflect the activities that have not been recognized at June 30, 2021 because they are not deemed probable and reasonably estimable.

On December 10, 2020, the Company announced that the Phase 3 trial of vancomycin in people living with cystic fibrosis who have MRSA lung infection did not meet the primary endpoint. On January 7, 2021 the Company issued a termination notice to GlaxoSmithKline Trading Services Limited (“GSK”), which manufactures the drug product from bulk vancomycin powder. On January 26, 2021, the Company and GSK entered a change order for termination costs associated with the closeout and wind down of vancomycin activities. During the six months ended June 30, 2021, the Company paid approximately $0.8 million of research and development expense related to the termination of the manufacturing agreement.

Contract Research

On March 5, 2021, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to our clinical trials. Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA-2 trial. Under that work order and subsequent change orders, the Company will pay Parexel service fees and pass-through expenses estimated to be approximately $31 million over the course of the IMPALA-2 clinical trial.

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

2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), as amended and restated with approval by our stockholders in June 2018 and May 2020. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units, performance units, shares and other stock-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of June 30, 2021, the number of shares of our common stock available for grant under the 2015 Plan was 2,253,456 shares.

Under both the 2008 Plan and 2015 Plan, stock option and restricted stock unit grants typically vest quarterly over four years and expire ten years from the grant date.

2021 Inducement Equity Incentive Plan

The Company adopted the 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) with approval by our board of directors in May 2021. The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of June 30, 2021, the number of shares of our common stock available for grant under the 2021 Plan was 425,000 shares.

Under the Inducement Plan, stock option grants typically vest quarterly over four years and expire ten years from the grant date and restricted stock unit grants typically cliff vest after two years.

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

Restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant.

C. Stock-Based Award Activity

The following table provides a summary of stock-based awards activity under the 2008 Plan and 2015 Plan for the six months ended June 30, 2021:

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Stock Options	RSUs	Total	Stock Options	RSUs	Total
Outstanding as of December 31	6,240,343	509,397	6,749,740	4,541,432	315,625	4,857,057
Granted	245,000	100,000	345,000	32,000	—	32,000
Exercised	(705,908)	(209,250)	(915,158)	(64,546)	(25,500)	(90,046)
Forfeited	(654,246)	(43,125)	(697,371)	(105,094)	—	(105,094)
Outstanding as of June 30	5,125,189	357,022	5,482,211	4,403,792	290,125	4,693,917

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development	$291	$358	$755	$951
General and administrative	480	817	962	1,418
Total stock-based compensation	$771	$1,175	$1,717	$2,369

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Six months ended June 30,
	2021	2020
Awards under equity incentive plan	5,125,189	4,403,792
Nonvested restricted shares and restricted stock units	357,022	290,125
Warrants to purchase common stock	3,552,695	33,131,798
Total	9,034,906	37,825,715

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(10,941)	$(9,389)	$(21,158)	$(24,811)
Net loss attributable to common stockholders	(10,941)	(9,389)	(21,158)	(24,811)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(10,941)	(9,389)	(21,158)	(24,811)
Weighted average common shares outstanding, basic and diluted	152,460,531	58,858,216	114,934,938	58,111,225
Basic and diluted EPS	$(0.07)	$(0.16)	$(0.18)	$(0.43)

14. Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued. The Company determined there were no events, other than as described below, that required disclosure or recognition in these condensed consolidated financial statements.

Corporate Office Lease

The Company is headquartered in Austin, Texas, where it subleased office space pursuant to a sublease that expired at the end of July 2021. On June 3, 2021, the Company entered into a Lease Agreement (the “Lease”) with Overlook at Rob Roy Owner, LLC for a different office suite located in the same building and relocated its headquarters to this location. The lease commencement date is August 1, 2021 and will continue until December 31, 2022. On commencement of the lease, the Company recorded an operating lease liability and corresponding right-of-use asset of approximately $0.1 million.

Termination of Common Stock Sales Agreement

On July 2, 2021, the Company delivered written notice to Wainwright that it was terminating the Wainwright Sales Agreement effective July 12, 2021. Please refer to Note 10. Stockholders’ Equity for additional discussion.

Common Stock Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore, which was effective on July 16, 2021, the date the Company’s New Registration Statement was declared effective. Please refer to Note 10. Stockholders’ Equity for additional discussion.

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

Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to June 30, 2021, we have raised net cash proceeds of approximately $392.9 million, primarily from public offerings of our common stock, private placements of convertible preferred stock, and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses for the three months ended June 30, 2021 and 2020 were $10.9 million and $9.4 million, respectively. Our net losses for the six months ended June 30, 2021 and 2020 were $21.2 million and $24.8 million, respectively, and for the year ended December 31, 2020 was $49.6 million. As of June 30, 2021, we had an accumulated deficit of $278.7 million. Our operating losses primarily resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2021, we had cash and cash equivalents of $40.7 million and short-term investments of $140.0 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

Recent Events

Corporate Office Lease

We are headquartered in Austin, Texas, where we subleased office space pursuant to a sublease that expired at the end of July 2021. On June 3, 2021, we entered into a Lease Agreement (the “Lease”) with Overlook at Rob Roy Owner, LLC for a different office suite located in the same building and relocated our headquarters to this location. The lease commencement date is August 1, 2021 and will continue until December 31, 2022. On commencement of the lease, recorded an operating lease liability and corresponding right-of-use asset of approximately $0.1 million.

First Patient Dosed in Phase 3 aPAP Trial

On June 30, 2021, we announced the first patient was dosed in our IMPALA-2 trial of molgramostim for the treatment of aPAP.

We previously entered into the Loan and Security Agreement dated April 28, 2017 between Savara and our Aravas Inc. subsidiary, as co-borrowers, and Silicon Valley Bank, as lender, as amended by amendments between the parties dated October 31, 2017, December 4, 2018, January 31, 2020, and March 30, 2021 (the “Loan Agreement”). The terms of the Loan Agreement provide that if by June 30, 2021, we have an ongoing phase 3 clinical trial evaluating our molgramostim product for the treatment of aPAP in which the first patient has been dosed (the “Trial Requirement”), the interest only-period under the Loan Agreement will continue until June 30, 2022. The Trial Requirement has been satisfied, and the interest only-period under the Loan Agreement will continue until June 30, 2022.

Termination of Common Stock Sales Agreement

On April 28, 2017, we entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, which was amended by Amendment No. 1 to the Common Stock Sales Agreement on June 29, 2018 (the “Wainwright Sales Agreement”), pursuant to which we may offer and sell, from time to time, through Wainwright, shares of Savara’s common stock, par value $0.001 per share, having an aggregate offering price of not more than $60 million, in addition to the $2.3 million in shares sold prior to the Amendment.

On July 2, 2021, we delivered written notice to Wainwright that we were terminating the Wainwright Sales Agreement effective July 12, 2021.

Common Stock Sales Agreement

On July 6, 2021, we entered into a Common Stock Sales Agreement with Evercore Group L.L.C., (“Evercore”), as sales agent (the “Sales Agreement”), pursuant to which we may offer and sell, from time to time, through Evercore, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $60 million. The Agreement was effective on July 16, 2021, the date our shelf registration agreement on Form S-3, as filed with the Securities and Exchange Commission on July 6, 2021, was declared effective (“New Registration Statement”) by the Securities and Exchange Commission. The Shares will be offered and sold pursuant to the New Registration Statement. Subject to the terms and conditions of the Sales Agreement, Evercore will use commercially reasonable efforts to sell the Shares from time to time, based upon our instructions. We have provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. We have no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

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

Additionally, we are unable to quantify the impact this situation will have on our future financial performance, but the public health actions being undertaken to reduce the spread of the virus have created, and may continue to create, challenges and disruptions to our operations. Accordingly, we are adhering to government restrictions and operating out of an abundance of caution for the safety of our personnel and patients, including social distancing protocols and providing the ability for remote working for our personnel. Our employees are able to use our facilities at their discretion. For those who do choose to work from the office, all of our facilities have been appropriately evaluated and maintained for social distancing and sanitation. Additionally, management provides any flexibility necessary in order for employees to obtain the vaccine.

Management, on an on-going basis, is evaluating our liquidity position, communicating with and monitoring the actions of our service providers, manufacturers, and suppliers and reviewing our near-term financial performance as we manage Savara through the uncertainty related to COVID-19.

As of the date of this report:

•	our personnel have limited their travels, both in the interests of their health as well as federal, state, local, and international travel restrictions;
•	due to government guidance, social restrictions, and out of abundance of caution for our employees’ health, our office-based employees are primarily working remotely;
•	our third-party service providers, manufacturers, and suppliers are experiencing similar restrictions which could negatively impact our supply chain and progress of our development pipeline; and
•	government restrictions enacted as a result of COVID-19 and related safety concerns have and could delay recruitment of our clinical trials.

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

Additionally, the CARES Act provides non-income tax provisions, such as allowing payments of the employer’s portion of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020 to be paid over the following two years. Other provisions will allow eligible employers subject to closure due to the COVID-19 pandemic to receive a 50% credit on qualified wages against their employment taxes each quarter with any excess credits eligible for refunds.

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

Financial Operations Overview

Research and Development Expenses

The largest component of our operating expenses has historically been our investment in research and development activities. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

•	expenses incurred under agreements with contract research organizations (“CROs”), consultants and clinical trial sites that conduct research and development activities on our behalf;
•	laboratory and vendor expenses related to the execution of our clinical trials;
•	contract manufacturing expenses, primarily for the production of clinical supplies; and
•

internal costs that are associated with activities performed by our research and development organization and generally benefit multiple programs. Where appropriate, these costs are allocated by product candidate and consist primarily of:

o	personnel costs, which include salaries, benefits and stock-based compensation expense;
o	facilities and other expenses, which include expenses for maintenance of facilities and depreciation expense; and
o	regulatory expenses and technology license fees related to development activities.

The following table shows our research and development expenses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Product candidates:
Molgramostim	$7,155	$3,514	$12,246	$8,503
Vancomycin	97	2,554	2,595	5,398
Other	—	11	—	5,378
Total research and development expenses	$7,252	$6,079	$14,841	$19,279

We expect research and development expenses will remain significant in the future as we advance our molgramostim product candidate into and through clinical trials and pursue regulatory approvals, which will require a significant increased investment in regulatory support and contract manufacturing activities, including investing in the development of a second source manufacturer and clinical supplies.

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

Critical Accounting Policies and Estimates

There have not been any material changes during the six months ended June 30, 2021 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. Please read “Part II, Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 for further description of our critical accounting policies.

Results of Operations — Comparison of Three Months Ended June 30, 2021 and 2020

	For the Three Months Ended June 30,		Dollar
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$7,252	$6,079	$1,173
General and administrative	3,153	3,117	36
Depreciation	47	68	(21)
Total operating expenses	10,452	9,264	1,188
Loss from operations	(10,452)	(9,264)	(1,188)
Other loss, net	(489)	(125)	(364)
Net loss	$(10,941)	$(9,389)	$(1,552)

Research and Development

Research and development expenses increased by $1.2 million, or 19.3%, to $7.3 million for the three months ended June 30, 2021 from $6.1 million for the three months ended June 30, 2020. The increase is primarily attributable to an approximately $3.6 million increase in costs associated with molgramostim for the treatment of aPAP which is partially offset by a decrease in chemistry, manufacturing and control (CMC) and clinical operations activities associated with the wind down of our vancomycin study.

Other Loss, Net

Other loss, net increased by $0.4 million, or 291.2%, to $0.5 million for the three months ended June  30, 2021 from $0.1 million for the three months ended June 30, 2020. The increase is primarily related to a decrease in investment income of approximately $0.2 million, which is included in the Interest expense, net line item on the condensed consolidated statement of operations in this Quarterly Report. This decrease is primarily due to lower interest rates.

Results of Operations — Comparison of Six Months Ended June 30, 2021 and 2020

	For the six months ended June 30,		Dollar
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$14,841	$19,279	$(4,438)
General and administrative	5,931	6,099	(168)
Depreciation	94	126	(32)
Total operating expenses	20,866	25,504	(4,638)
Loss from operations	(20,866)	(25,504)	4,638
Other (loss) income, net	(292)	693	(985)
Net loss	$(21,158)	$(24,811)	$3,653

Research and Development

Research and development expenses decreased by $4.4 million, or 23.0%, to $14.8 million for the six months ended June 30, 2021 from $19.3 million for the six months ended June 30, 2020. The decrease is largely attributable to $5.4 million of costs for the acquisition of an inhaled liposomal ciprofloxacin product candidate (the “Licensed Product”) in March 2020.

Other (Loss) Income, Net

Other (loss) income, net decreased by $1.0 million, or 142.1%, to a loss of $0.3 million for the six months ended June 30, 2021 from income of $0.7 million for the six months ended June 30, 2020. The decrease is primarily related to a reduction in investment income of approximately $0.7 million, which is included in the Interest expense, net line item on the condensed consolidated statement of operations in this Quarterly Report. This reduction is primarily due to lower interest rates. Additionally, Loss (gain) on foreign currency translation decreased by $0.2 million due to a change in foreign currency exchange rates.

Liquidity and Capital Resources

As of June 30, 2021, we had $40.7 million in cash and cash equivalents, $140.0 million in short-term investments and an accumulated deficit of $278.7 million. We entered into a Loan and Security Agreement with Silicon Valley Bank during the year ended December 31, 2017, which was amended a fourth time in March 2021, under which we have drawn a total of $25 million.

On March 11, 2021, we completed a public issuance of our common stock and pre-funded warrants for gross proceeds of approximately $130 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses, of approximately $122.1 million as discussed in Note 10. Stockholders’ Equity in the notes to the condensed consolidated financial statements included in this Quarterly Report. Since 2017, we have completed four public offerings with combined net proceeds, after deducting the underwriting discounts and commissions and offering expenses, of approximately $257.5 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(21,791)	$(20,831)
Cash (used in) provided by investing activities	(81,171)	16,295
Cash provided by financing activities	120,790	1,862
Effect of exchange rate changes	(55)	(13)
Net change in cash	$17,773	$(2,687)

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2021 was $21.8 million, consisting of a net loss of $21.2 million, a $2.4 million decrease in accrued liabilities mostly relating to the wind down or completion of our non-aPAP trials during 2020 and a $0.8 million increase in Other noncurrent assets due to the Danish tax credit expected to be received in the fourth quarter of 2022. This was partially offset by approximately $2.9 million of noncash charges (comprised of depreciation and amortization including right-of-use assets, accretion on discount to short-term investments, amortization of debt issuance costs and stock-based compensation).

The cash used in operating activities decreased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 by approximately $1.0 million. The decrease is primarily due to the strategic decision to discontinue our non-aPAP trials discussed above.

Cash flows from investing activities

Cash used in investing activities of $81.2 million for the six months ended June 30, 2021 was primarily associated with cash used for purchases of short-term investments in excess of proceeds from the net sales and maturities of short-term investments. The increase in cash used for purchases of short-term investments drives the period over period increase.

Cash flows from financing activities

Cash provided by financing activities of $120.8 million for the six months ended June 30, 2021 was primarily related to $122.1 million in net proceeds from the public issuance of common stock and pre-funded warrants and $2.5 million in net proceeds from the exercise of warrants. This was partially offset by the payment of $3.9 million to repurchase outstanding warrants, as discussed in Note 10. Stockholders’ Equity in the notes to the condensed consolidated financial statements included in this Quarterly Report.

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

As of June 30, 2021, we had cash, cash equivalents, and short-term investments of approximately $180.7 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 11. Commitments - Manufacturing and Other, of the condensed consolidated financial statements in this Quarterly Report, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Although we are well capitalized, until we can generate a sufficient amount of product revenue to finance our cash requirements, we may finance our future cash needs primarily through the issuance of additional equity securities and potentially through borrowings, grants, and strategic alliances with partner companies. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, of the condensed consolidated financial statements in this Quarterly Report for a discussion of recent accounting pronouncements and their effect, if any, on us.

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

We also have interest rate exposure related to our long-term debt. The loan agreement bears interest at the greater of (i) prime rate reported in The Wall Street Journal, plus a spread of 3.0% or (ii) 7.75%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on June 30, 2021 were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

We have ongoing operations in Denmark and pay those vendors in local currency (Danish Krone) or Euros. At times, we seek to limit the impact of foreign currency fluctuations through the use of derivative instruments, and short-term foreign currency forward exchange contracts not designated as hedging instruments. We did not recognize any significant exchange rate losses during the six months ended June 30, 2021 and 2020. A 10% change in the Krone-to-dollar or Euro-to-dollar exchange rate on June 30, 2021 would not have had a material effect on our results of operations or financial condition.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2021 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

As a smaller reporting company, we are not required to obtain an audit on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020, and the risk factors and other cautionary statements contained in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number	Description

10.1

Office Lease, dated June 3, 2021, between the Registrant and Overlook at Rob Roy Owner, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2021.)

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

Savara Inc.

Date: August 12, 2021	By:	/s/ David Lowrance
David Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 12, 2021	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chairman (Principal Executive Officer)