Form 10-Q
period 2021-09-30
Savara Inc
filed 2021-11-12
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the registrant had 113,868,809 shares of common stock, $0.001 par value per share, outstanding.

i

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,699	$22,880
Short-term investments	126,107	59,308
Prepaid expenses and other current assets	3,778	2,933
Total current assets	174,584	85,121
Property and equipment, net	91	156
In-process R&D	11,547	12,218
Other non-current assets	1,052	250
Total assets	$187,274	$97,745
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,279	$2,595
Accrued expenses and other current liabilities	5,215	5,579
Current portion of long-term debt	4,167	—
Total current liabilities	10,661	8,174
Long-term liabilities:
Long-term debt	21,350	25,104
Other long-term liabilities	34	84
Total liabilities	32,045	33,362
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 and 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 113,866,997 and 54,152,955 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	115	55
Additional paid-in capital	444,040	320,893
Accumulated other comprehensive income	285	942
Accumulated deficit	(289,211)	(257,507)
Total stockholders’ equity	155,229	64,383
Total liabilities and stockholders’ equity	$187,274	$97,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Milestone revenue	$—	$256	$—	$256
Operating expenses:
Research and development	6,532	5,603	21,373	24,881
General and administrative	3,400	5,375	9,331	11,474
Depreciation and amortization	40	63	134	189
Total operating expenses	9,972	11,041	30,838	36,544
Loss from operations	(9,972)	(10,785)	(30,838)	(36,288)
Other income, net:
Interest expense, net	(566)	(459)	(1,717)	(952)
Foreign currency exchange (loss) gain	(8)	148	(22)	354
Tax credit (expense) income	—	(27)	873	896
Change in fair value of financial instruments	—	60	—	116
Total other (loss) income, net	(574)	(278)	(866)	414
Net loss	$(10,546)	$(11,063)	$(31,704)	$(35,874)
Net loss per share:
Basic and diluted	$(0.07)	$(0.18)	$(0.25)	$(0.61)
Weighted-average common shares outstanding:
Basic and diluted	152,587,848	60,288,993	127,623,824	58,842,436
Other comprehensive loss:
(Loss) gain on foreign currency translation	(297)	289	(645)	323
Unrealized loss on short-term investments	(10)	(156)	(12)	(53)
Total comprehensive loss	$(10,853)	$(10,930)	$(32,361)	$(35,604)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended September 30, 2021 and 2020

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2020	54,152,955	$55	$320,893	$(257,507)	$942	$64,383
Issuance of common stock and pre- funded warrants in public offering, net of offering costs (1)	57,479,978	57	121,770	—	—	121,827
Repurchase of outstanding pre-funded warrants	—	—	(3,909)	—	—	(3,909)
Net issuance of common stock upon exercise of stock warrants, net	1,737,450	2	2,544	—	—	2,546
Issuance of common stock for settlement of RSUs	5,563	—	—	—	—	—
Issuance of common stock upon exercise of stock options	202,708	—	2	—	—	2
Stock-based compensation	—	—	946	—	—	946
Foreign exchange translation adjustment	—	—	—	—	(431)	(431)
Unrealized loss on short-term investments	—	—	—	—	(26)	(26)
Net loss	—	—	—	(10,217)	—	(10,217)
Balance on March 31, 2021	113,578,654	$114	$442,246	$(267,724)	$485	$175,121
Issuance of common stock and pre- funded warrants in public offering, net of offering costs	—	—	321	—	—	321
Issuance of common stock for settlement of RSUs	203,687	—	—	—	—	—
Issuance of common stock upon exercise of stock options	65,191	—	3	—	—	3
Stock-based compensation	—	—	771	—	—	771
Foreign exchange translation adjustment	—	—	—	—	83	83
Unrealized gain on short-term investments	—	—	—	—	24	24
Net loss	—	—	—	(10,941)	—	(10,941)
Balance on June 30, 2021	113,847,532	$114	$443,341	$(278,665)	$592	$165,382
Issuance of common stock for settlement of RSUs	3,688	—	—	—	—	—
Issuance of common stock upon exercise of stock options	15,777	1	9	—	—	10
Stock-based compensation	—	—	690	—	—	690
Foreign exchange translation adjustment	—	—	—	—	(297)	(297)
Unrealized loss on short-term investments	—	—	—	—	(10)	(10)
Net loss	—	—	—	(10,546)	—	(10,546)
Balance on September 30, 2021	113,866,997	$115	$444,040	$(289,211)	$285	$155,229

(1)
As discussed in Note 10. Stockholders’ Equity, the Company sold (i) an aggregate of 57,479,978 shares of the Company’s common stock, par value $0.001 per share and (ii) pre-funded warrants to purchase an aggregate of 32,175,172 shares of the Company's common stock at an exercise price, equal to the par value, of $0.001 per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended September 30, 2021 and 2020

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2019	50,790,441	$52	$309,555	$(207,892)	$(17)	$101,698
Issuance of common stock for settlement of RSUs	12,750	—	—	—	—	—
Issuance of common stock upon exercise of stock options	41,313	—	48	—	—	48
Closing costs for previous issuance of securities in private placement	—	—	(120)	—	—	(120)
Incremental cost due to modification of detachable warrants previously issued with debt instrument	—	—	28	—	—	28
Stock-based compensation	—	—	1,194		—	1,194
Foreign exchange translation adjustment	—	—	—	—	(128)	(128)
Unrealized gain on short-term investments	—	—	—	—	17	17
Net loss	—	—	—	(15,421)	—	(15,421)
Balance on March 31, 2020	50,844,504	$52	$310,705	$(223,313)	$(128)	$87,316
Issuance of common stock for licensing of assets	1,000,000	1	2,119	—	—	2,120
Issuance of common stock upon at the market offerings, net	942,825	1	2,289	—	—	2,290
Issuance of common stock for settlement of RSUs	12,750	—	—	—	—	—
Issuance of common stock upon exercise of stock options	23,233	—	39	—	—	39
Stock-based compensation	—	—	1,175	—	—	1,175
Foreign exchange translation adjustment	—	—	—	—	162	162
Unrealized gain on short-term investments	—	—	—	—	85	85
Net loss	—	—	—	(9,389)	—	(9,389)
Balance on June 30, 2020	52,823,312	$54	$316,327	$(232,702)	$119	$83,798
Issuance of common stock upon exercise of Milestone Warrants, net	1,303,088	1	1,826	—	—	1,827
Issuance of common stock for settlement of RSUs	12,750	—	—	—	—	—
Stock-based compensation	—	—	1,931	—	—	1,931
Foreign exchange translation adjustment	—	—	—	—	289	289
Unrealized loss on short-term investments	—	—	—	—	(156)	(156)
Net loss	—	—	—	(11,063)	—	(11,063)
Balance on September 30, 2020	54,139,150	$55	$320,084	$(243,765)	$252	$76,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(31,704)	$(35,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134	189
Amortization of right-of-use assets	96	385
Acquired in-process research and development (Note 7)	—	5,367
Changes in fair value of financial instruments	—	(116)
Noncash interest expense	—	243
Foreign currency loss (gain)	22	(354)
Amortization of debt issuance costs	413	381
Amortization (accretion) on premium or discount to short-term investments	1,169	(90)
Stock-based compensation	2,407	4,300
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(768)	489
Non-current assets	(884)	(835)
Accounts payable and accrued expenses and other current liabilities	(1,485)	(1,210)
Long-term liabilities	(118)	(411)
Net cash used in operating activities	(30,718)	(27,536)
Cash flows from investing activities:
Purchase of property and equipment	(17)	(42)
Purchase of in-process research and development (Note 7)	—	(3,247)
Purchase of available-for-sale securities, net	(138,541)	(70,157)
Maturities of available-for-sale securities	67,870	74,100
Sale of available-for-sale securities, net	2,500	8,780
Net cash (used in) provided by investing activities	(68,188)	9,434
Cash flows from financing activities:
Repurchase of outstanding pre-funded warrants	(3,909)	—
Repayment of long-term debt	—	(514)
Issuance of common stock and pre-funded warrants in public offering, net of offering costs	122,148	—
Issuance of common stock upon at the market offerings, net	—	2,290
Proceeds from exercise of stock options	15	86
Issuance of common stock upon exercise of warrants, net	2,546	1,827
Net cash provided by financing activities	120,800	3,689
Effect of exchange rate changes on cash and cash equivalents	(75)	(172)
Increase (decrease) in cash and cash equivalents	21,819	(14,585)
Cash and cash equivalents beginning of period	22,880	49,804
Cash and cash equivalents end of period	$44,699	$35,219

Non-cash transactions
Common stock issued for acquired in-process research and development (Note 7)	$—	$(2,120)

Supplemental disclosure of cash flow information:
Cash paid for interest, including end of period charge due upon long-term debt amendment	$1,469	$1,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. The Company’s lead program, molgramostim nebulizer solution (“molgramostim”), is an inhaled granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). Previously, the Company’s pipeline included molgramostim for nontuberculous mycobacterial (NTM) lung infection in both non-cystic fibrosis ("CF") and CF patients, vancomycin hydrochloride inhalation powder (“vancomycin”) for persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in people living with CF and inhaled liposomal ciprofloxacin (formerly referred to as Apulmiq) for non-CF bronchiectasis. The Company and its wholly-owned subsidiaries operate in one segment with its principal offices in Austin, Texas and Langhorne, Pennsylvania.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments that are necessary to fairly present the statements of financial position, operations and cash flows for the periods presented. The results of operations for interim periods shown in this report are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted from these condensed consolidated financial statements, as permitted by rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The Company believes the disclosures made in these condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these condensed consolidated financial statements be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020. The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements. There have been no changes to the Company's significant accounting policies since the date of those financial statements.

Principles of Consolidation

The interim condensed consolidated financial statements of the Company are stated in U.S. dollars and are prepared under U.S. GAAP. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements of the Company’s wholly-owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated other comprehensive income in the condensed consolidated balance sheet. All intercompany transactions and accounts have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2020 has been derived from the Company's audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

Liquidity

As of September 30, 2021, the Company had an accumulated deficit of approximately $289.2 million. The Company used cash in operating activities of approximately $30.7 million during the nine months ended September 30, 2021. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

The Company is currently focused on the development of molgramostim for the treatment of aPAP and believes such activities will result in the continued incurrence of significant research and development and other expenses related to this program. If the clinical trial for the Company’s product candidate fails or produces unsuccessful results and the product candidate does not gain regulatory approval or, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents on hand, short-term investments and through a combination of equity offerings, debt financings, government or other third-party funding, and other collaborations and strategic alliances with partner companies. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

The Company’s cash and cash equivalents of $44.7 million and short-term investments of $126.1 million as of September 30, 2021 are sufficient to fund the Company’s operations for the twelve months subsequent to the issuance date of these condensed consolidated financial statements. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company will need to reevaluate its long-term operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management’s estimates include, but are not limited to, those related to the accrual of research and development expenses and general and administrative costs, certain financial instruments recorded at fair value, contingent consideration, the valuation of stock-based compensation, and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, changes in circumstance and facts, and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Accordingly, actual results could be materially different from those estimates.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision maker is the chief executive officer. We have one operating segment, specialty pharmaceuticals within the respiratory system.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which applies to all entities and aims to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods therein. ASU No. 2019-12 did not have a material impact on the Company's condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) which reduces the number of accounting models for convertible debt instruments and convertible preferred stock to simplify the accounting for convertible instruments and reduce the complexity. ASU 2020-06 also made targeted improvements to the disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 was early adopted on January 1, 2021 and did not have a material impact on the Company's condensed consolidated financial statements.

Recently Issued but not yet Adopted Accounting Pronouncements

There are no recent accounting pronouncements issued by the FASB, the AICPA, or the SEC that are believed by the Company's management to have a material effect, if any, on the Company’s condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid contracted research and development costs	$2,070	$591
R&D tax credit receivable	888	1,042
VAT receivable	319	653
Prepaid insurance	369	453
Deposits and other	132	194
Total prepaid expenses and other current assets	$3,778	$2,933

Prepaid Contracted Research and Development Costs

As of September 30, 2021, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for molgramostim for the treatment of aPAP. This includes prepaid amounts paid under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of September 30, 2021. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2020, the Company generated a Danish tax credit of $0.9 million which is included in R&D tax credit receivable and is expected to be received in the fourth quarter of 2021. During the nine months ended September 30, 2021, the Company generated a Danish tax credit of $0.9 million which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2022.

The Company also recorded an Australian tax credit as provided by the Australian Taxation Office for qualified research and development expenditures incurred through its subsidiary, Savara Australia Pty. Limited. Under Australian tax law, Australia remits a research and development tax credit equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2020, the Company generated an Australian tax credit of $0.1 million which was received during the third quarter of 2021. The tax credit receivable recorded during the nine months ended September 30, 2021 was not significant.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	$2,216	$1,920
Accrued contracted research and development costs	1,902	2,627
Accrued general and administrative costs	931	853
Lease liability	166	179
Total accrued expenses and other current liabilities	$5,215	$5,579

Accrued Contracted Research and Development Costs

As of September 30, 2021, Accrued contracted research and development costs are primarily comprised of costs associated with molgramostim for the treatment of aPAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

Accrued Compensation

As of September 30, 2021, Accrued compensation includes amounts to be paid to employees for salary, vacation and non-equity performance-based compensation. Accrued compensation also includes severance payments to be paid to certain individuals as a result of streamlining some of its operational activities. At the end of any period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$5,071	$—	$—	$5,071
Asset backed securities	11,423	1	(2)	11,422
Corporate securities	47,389	—	(11)	47,378
Commercial paper	62,236	—	—	62,236
Total short-term investments	$126,119	$1	$(13)	$126,107

As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$13,296	$1	$—	$13,297
Asset backed securities	2,559	—	—	2,559
Corporate securities	19,479	3	(3)	19,479
Commercial paper	23,973	—	—	23,973
Total short-term investments	$59,307	$4	$(3)	$59,308

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

There were no significant realized gains or losses related to investments for the three and nine months ended September 30, 2021 and 2020.

6. Long-term Debt

On April 28, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank, as amended by the First Amendment to the Loan and Security Agreement on October 31, 2017, the Second Amendment to the Loan and Security Agreement on December 4, 2018, and the Third Amendment on January 31, 2020 (the “Loan Agreement”), pursuant to which Silicon Valley Bank provided a term loan to us in the principal amount of $25 million. The Company executed a fourth amendment (the “Fourth Amendment”) to the Loan Agreement on March 30, 2021.

The Fourth Amendment provided that if by June 30, 2021, the Company did not yet have an ongoing Phase 3 clinical trial evaluating its molgramostim product for the treatment of aPAP in which the first patient has been identified and dosed (the “Trial Requirement”), the interest-only period under the Loan Agreement would expire and principal plus interest would be due in equal monthly installments over 24 months. The first payment due on July 1, 2021 would include three principal payments. If the Trial Requirement is met, the first payment of principal plus interest would be due on July 1, 2022. Prior to the effective time of the Fourth Amendment, the interest-only period would expire if the Trial Requirement had not been met by March 31, 2021. Additionally, the Fourth Amendment increased the final payment percentage from 6.0% to 6.2%.

On June 30, 2021, the Company announced, in a Current Report on Form 8-K filed with the SEC, that the Trial Requirement had been met. As a result, the interest only-period will continue until June 30, 2022, as set forth in the Fourth Amendment.

Silicon Valley Bank has been granted a perfected first priority lien in all of the Company's assets with a negative pledge on intellectual property. The Loan Agreement, as amended, contains customary affirmative and negative covenants, including among others, covenants limiting the Company's ability and its subsidiaries’ ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to certain exceptions. Additionally, the Loan Agreement, as amended, contains an affirmative covenant requiring us to deliver evidence by June 30, 2021 of the receipt of gross cash proceeds of at least $25 million from the exercise of currently outstanding warrants or the issuance of other equity securities, which was satisfied upon completion of the Public Offering, as defined and discussed in Note 10. Stockholders’ Equity.

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

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,	September 30, 2021	December 31, 2020
2021	$—	$—
2022	8,333	8,333
2023	18,167	18,167
Total future minimum payments	26,500	26,500
Unamortized end of term charge	(808)	(1,134)
Debt issuance costs	(99)	(149)
Debt discount related to warrants	(76)	(113)
Total debt	25,517	25,104
Current portion of long-term debt	(4,167)	—
Long-term debt	$21,350	$25,104

7. License Agreement

Effective March 31, 2020, the Company entered into a license and collaboration agreement (the “License”) that provided Savara an exclusive, worldwide, royalty-bearing license to develop and sell or otherwise commercialize pharmaceutical preparations containing a type of inhaled liposomal ciprofloxacin (“Licensed Product”), as described in more detail in the Current Report on Form 8-K filed with the SEC on April 2, 2020.

During the nine months ended September 30, 2020, the Company paid the licensor (i) an upfront cash payment of approximately $3.3 million and (ii) an upfront payment of one million shares of the Company’s common stock valued at approximately $2.1 million on the date of issuance upon effectiveness of the License, which was immediately recognized as research and development expense since the Licensed Product had not yet achieved regulatory approval and there is deemed to be no alternative future use.

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

IPR&D is considered an indefinite-lived intangible asset and is assessed for impairment annually, or more frequently if impairment indicators exist. In accordance with ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), the Company utilizes a two-step method, which allows the Company to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the IPR&D is more likely than not less than the carrying value, a quantitative impairment test is required. Based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be material negative impacts to the assumptions made with respect to IPR&D assets that could result in an impairment. For the nine months ended September 30, 2021 and 2020, the Company performed an impairment analysis and concluded that the impact of COVID-19 or other factors did not trigger any impairment indicators.

During the nine months ended September 30, 2021 and 2020, the Company experienced a decrease of approximately $0.7 million and an increase of $0.5 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

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

The fair value of these instruments as of September 30, 2021 and December 31, 2020 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2021
Cash equivalents:
U.S. Treasury money market funds	$42,950	$—	$—	$42,950
Short-term investments:
U.S. government securities	5,071	—	—	5,071
Asset backed securities	—	11,422	—	11,422
Corporate securities	—	47,378	—	47,378
Commercial paper	—	62,236	—	62,236

As of December 31, 2020
Cash equivalents:
U.S. Treasury money market funds	$21,872	$—	$—	$21,872
Short-term investments:
U.S. government securities	13,297	—	—	13,297
Asset backed securities	—	2,559	—	2,559
Corporate securities	—	19,479	—	19,479
Commercial paper	—	23,973	—	23,973

9. Derivative Financial Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. At times, the Company seeks to limit these risks by following risk management policies and procedures, including the use of derivatives. The Company’s derivative contracts, which are not designated as hedging instruments, principally address short-term foreign currency exchange. The estimated fair value of the derivative contracts was based upon the relative exchange rate as of the balance sheet date. Accordingly, any gains or losses resulting from variances between this exchange rate and the exchange rate at the contract inception date were recognized in Other income, net in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2020, there was an asset of approximately $3.2 million consisting of unsettled forward exchange contracts to purchase foreign currency and a corresponding liability of approximately $3.1 million consisting of forward exchange contract obligations, resulting in a minimal net derivative financial instrument, recorded at their estimated fair value in Prepaid expenses and other current assets in the condensed consolidated balance sheet. There were no such derivative contracts as of September 30, 2021.

10. Stockholders’ Equity

Public Offering of Common Stock

On March 15, 2021, the Company sold (i) an aggregate of 57,479,978 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) for $1.45 per share, of which 11,694,150 shares were issued pursuant to the underwriters’ option to purchase additional shares, and (ii) pre-funded warrants to purchase an aggregate of 32,175,172 shares of Common Stock at an exercise price of $0.001 per share (the “2021 Pre-Funded Warrants”) for $1.449 per warrant (collectively, the “Public Offering”).

The Company determined that the securities issued in the Public Offering were free-standing and that the 2021 Pre-Funded Warrants did not contain any settlement obligations that would result in liability classification under ASC 480, Distinguishing Liability from Equity and ASC 815-40, Contracts in Entity’s Own Equity. The shares encompassed in the 2021 Pre-Funded Warrants were sold at the same price as the underlying common stock, less $0.001 (which represents the exercise price of the warrants).

The Public Offering resulted in net proceeds to the Company of approximately $122.1 million, after deducting final underwriting discounts, commissions and offering expenses, as follows (in thousands):

Financial instruments	Proceeds
Common stock	$83,346
2021 Pre-funded Warrants	46,622
Total	129,968
Offering expenses	$(7,820)
Net proceeds	$122,148

The Company intends to use the net proceeds from the Public Offering to fund the clinical development of molgramostim for the treatment of aPAP and other general corporate purposes.

Milestone Warrants

Immediately prior to the March 15, 2021 Public Offering, the Company entered into separate, privately-negotiated warrant repurchase agreements with certain holders of its outstanding milestone warrants, each dated as of December 24, 2019. The Company paid $3.9 million ($0.15 per share of Common Stock underlying each milestone warrant) to repurchase milestone warrants with 26,061,769 shares of Common Stock underlying such warrants, and the warrants were terminated. The warrant repurchase was accounted for as an equity transaction and resulted in a reduction to Additional paid-in capital in the condensed consolidated statement of stockholders’ equity.

On August 13, 2021, thirty days following the achievement of a defined clinical milestone, the remaining 3,474,902 milestone warrants expired and therefore such milestone warrants have been terminated and are no longer outstanding or exercisable.

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

On July 2, 2021, the Company delivered written notice to Wainwright that it was terminating the Wainwright Sales Agreement effective July 12, 2021.

Common Stock Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore Group L.L.C., (“Evercore”), as sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $60 million. The Agreement was effective on July 16, 2021 ("New Registration Statement"), the date the Company’s shelf registration agreement on Form S-3, as filed with the SEC on July 6, 2021, was declared effective by the SEC. The Shares will be offered and sold pursuant to the New Registration Statement. Subject to the terms and conditions of the Sales Agreement, Evercore will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the nine months ended September 30, 2021, the Company did not sell any shares common stock under either the Wainwright Sales Agreement or the Evercore Sales Agreement. During the nine months ended September 30, 2020, the Company sold 942,825 shares of common stock under Wainwright Sales Agreement, for net proceeds of approximately $2.3 million.

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	September 30, 2021	December 31, 2020
Warrants acquired in April 2017 merger	—	403,927
Warrants converted in connection with April 2017 merger	—	72,869
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
Milestone Warrants	—	31,274,121
2021 Pre-funded Warrants	32,175,172	—
Stock options outstanding	4,978,725	6,240,342
Issued and nonvested RSUs	528,334	509,397
Total shares reserved	44,315,561	45,133,986

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of September 30, 2021:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
October 2024	775,000	$0.01
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	37,955,709	$0.001
	38,808,502

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$(65)	$48	$(17)
Change	1,006	(47)	959
Balance, December 31, 2020	941	1	942
Change	(645)	(12)	(657)
Balance, September 30, 2021	$296	$(11)	$285

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

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the manufacturer of the nebulizer used to administer molgramostim. The decrease in the amount of the milestone payments from December 31, 2020 to

September 30, 2021 was primarily related to the removal of approximately $5 million of milestones related to a nebulizer system no longer considered for use. In addition to these milestones, the Company will owe a royalty of three-and one-half percent (3.5%) to the manufacturer of the nebulizer based on net sales.

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

September 30, 2021
Molgramostim manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of molgramostim	$2,300
Molgramostim nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer molgramostim	589
Total manufacturing and other commitments	$2,889

The milestone commitments disclosed above reflect the activities that have not been recognized at September 30, 2021 because they are not deemed probable and reasonably estimable.

On December 10, 2020, the Company announced that the Phase 3 trial of vancomycin in people living with cystic fibrosis who have MRSA lung infection did not meet the primary endpoint. On January 7, 2021 the Company issued a termination notice to GlaxoSmithKline Trading Services Limited (“GSK”), which manufactures the drug product from bulk vancomycin powder. On January 26, 2021, the Company and GSK entered a change order for termination costs associated with the closeout and wind down of vancomycin activities. During the nine months ended September 30, 2021, the Company paid approximately $0.8 million of research and development expense related to the termination of the manufacturing agreement.

Contract Research

On March 5, 2021, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA 2 trial. Under that work order and subsequent change orders, the Company will pay Parexel service fees and pass-through expenses estimated to be approximately $32 million over the course of the IMPALA 2 clinical trial.

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

2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), as amended and restated with approval by the Company's stockholders in June 2018 and May 2020. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units, performance units, shares and other stock-based awards. Share-based awards are subject to terms and conditions established by board of directors or the compensation committee of board of directors. As of September 30, 2021, the number of shares of common stock available for grant under the 2015 Plan was 2,472,050 shares.

Under both the 2008 Plan and 2015 Plan, stock option and restricted stock unit grants typically vest quarterly over four years and expire ten years from the grant date.

2021 Inducement Equity Incentive Plan

The Company adopted the 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) with approval by the Company's board of directors in May 2021. The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of September 30, 2021, the number of shares of common stock available for grant under the 2021 Plan was 550,000 shares.

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

The Company values restricted stock units at the closing market price of the Company’s common stock on the date of grant.

Stock Option Modification

Effective September 11, 2020, the Company’s Chief Executive Officer (“CEO”) who also served as Chairman of the Board of Directors (“Chairman”), as well as the Chief Business Officer (together the “Former Executives”) resigned from their positions with the Company. As part of the termination of employment of the Former Executives, certain supplementary modifications to the Former Executives’ vested and non-vested stock option awards including additional acceleration of non-vested shares, voluntary forfeiture of certain stock option awards, and the extension of the post-termination exercise period of certain stock option awards. During the three months ended September 30, 2020, the Company recorded a one-time, noncash incremental compensation expense net of the required reversal of previously recognized compensation attributed to non-vested shares in the amount of $0.8 million related to these stock option award modifications which was included in General and administrative expenses in the condensed consolidated statement of operations. The Company accounted for the resulting net incremental stock option award modification compensation under ASC Topic 718, Compensation – Stock Compensation.

Stock-Based Awards Activity

The following table provides a summary of stock-based awards activity under the 2008 Plan, 2015 Plan and Inducement Plan for the dates indicated below:

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Stock Options	RSUs	Total	Stock Options	RSUs	Total
Outstanding as of December 31	6,240,343	509,397	6,749,740	4,541,432	315,625	4,857,057
Granted	670,000	275,000	945,000	933,639	227,272	1,160,911
Exercised	(887,278)	(212,938)	(1,100,216)	(64,546)	(38,250)	(102,796)
Forfeited	(1,044,340)	(43,125)	(1,087,465)	(721,866)	—	(721,866)
Outstanding as of September 30	4,978,725	528,334	5,507,059	4,688,659	504,647	5,193,306

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development	$175	$350	$930	$1,301
General and administrative	515	1,581	1,477	2,999
Total stock-based compensation	$690	$1,931	$2,407	$4,300

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Nine months ended September 30,
	2021	2020
Awards under equity incentive plan	4,978,725	4,688,659
Nonvested restricted shares and restricted stock units	528,334	504,647
Warrants to purchase common stock	77,793	31,828,710
Total	5,584,852	37,022,016

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(10,546)	$(11,063)	$(31,704)	$(35,874)
Net loss attributable to common stockholders	(10,546)	(11,063)	(31,704)	(35,874)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(10,546)	(11,063)	(31,704)	(35,874)
Weighted average common shares outstanding, basic and diluted	152,587,848	60,288,993	127,623,824	58,842,436
Basic and diluted EPS	$(0.07)	$(0.18)	$(0.25)	$(0.61)

14. Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued. The Company determined there were no events that required disclosure or recognition in these condensed consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions, and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, natural disasters and pandemics (such as the scope, scale and duration of the impact of the COVID-19 pandemic), the ability to project future cash utilization and reserves needed for contingent future liabilities and business operations, the risks associated with the process of conducting clinical trials and developing, obtaining regulatory approval for and commercializing drug candidates that are safe and effective for use as human therapeutics, the timing and ability to raise additional capital as needed to fund continued operations, and those discussed in the section entitled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 12, 2021, all of which are difficult to predict.

Statements made herein are as of the date of the filing of this Quarterly Report with the SEC and should not be relied upon as of any subsequent date. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our lead program, molgramostim nebulizer solution (“molgramostim”), is an inhaled granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). Previously, our pipeline included molgramostim for nontuberculous mycobacterial (NTM) lung infection in both non-cystic fibrosis ("CF") and CF patients, vancomycin hydrochloride inhalation powder (“vancomycin”) for persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in people living with CF and inhaled liposomal ciprofloxacin (formerly referred to as Apulmiq) for non-CF bronchiectasis. Savara, together with its wholly-owned subsidiaries, which includes Aravas Inc., Savara ApS, Drugrecure A/S, and Savara Australia Pty. Limited, operate in one segment with its principal offices in Austin, Texas and Langhorne, Pennsylvania.

Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to September 30, 2021, we have raised net cash proceeds of approximately $392.9 million, primarily from public offerings of our common stock, private placements of convertible preferred stock, and debt financings.

We have never been profitable and have incurred operating losses every year since inception. Our net losses for the three months ended September 30, 2021 and 2020 were $10.5 million and $11.1 million, respectively. Our net losses for the nine months ended September 30, 2021 and 2020 were $31.7 million and $35.9 million, respectively, and the net loss for the year ended December 31, 2020 was $49.6 million. As of September 30, 2021, we had an accumulated deficit of $289.2 million. Our operating losses primarily resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of September 30, 2021, we had cash and cash equivalents of $44.7 million and short-term investments of $126.1 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Recent Events

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

Additionally, we are unable to quantify the impact this situation will have on our future financial performance, but the public health actions being undertaken to reduce the spread of the virus have created, and may continue to create, challenges and disruptions to our operations. Accordingly, we are adhering to government restrictions and operating out of an abundance of caution for the safety of our personnel and patients, including social distancing protocols and providing the ability for remote working for our personnel. All of our facilities have been appropriately evaluated and maintained for social distancing and sanitation. We provide flexibility for employees to obtain the vaccine and have implemented the requirement that all employees who work in the office have received the COVID-19 vaccine.

Management, on an on-going basis, is evaluating our liquidity position, communicating with and monitoring the actions of our service providers, manufacturers, and suppliers and reviewing our near-term financial performance as we manage our business through the uncertainty related to COVID-19.

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

Financial Operations Overview

Research and Development Expenses

The largest component of our operating expenses has historically been our investment in research and development activities. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

•
expenses incurred under agreements with contract research organizations (“CROs”), consultants, and clinical trial sites that conduct research and development activities on our behalf;
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
o
personnel costs, which include salaries, benefits, and stock-based compensation expense;
o
facilities and other expenses, which include expenses for maintenance of facilities and depreciation expense; and
o
regulatory expenses and technology license fees related to development activities.

The following table shows our research and development expenses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Product candidates:
Molgramostim	$6,520	$3,340	$18,767	$11,843
Vancomycin	12	2,145	2,606	7,542
Other	—	118	—	5,496
Total research and development expenses	$6,532	$5,603	$21,373	$24,881

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

Critical Accounting Policies and Estimates

There have not been any material changes during the nine months ended September 30, 2021 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. Please read “Part II, Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 for further description of our critical accounting policies.

Results of Operations — Comparison of Three Months Ended September 30, 2021 and 2020

	For the Three Months Ended September 30,		Dollar
	2021	2020	Change
	(in thousands)
Milestone revenue	$—	$256	$(256)
Operating expenses:
Research and development	$6,532	$5,603	$929
General and administrative	3,400	5,375	(1,975)
Depreciation	40	63	(23)
Total operating expenses	9,972	11,041	(1,069)
Loss from operations	(9,972)	(10,785)	813
Other loss, net	(574)	(278)	(296)
Net loss	$(10,546)	$(11,063)	$517

Milestone Revenue

We recognized $0.3 million in revenue during the three months ended September 30, 2020 related to the prior achievement and receipt of a milestone payment in October 2018 pursuant to a license agreement. The license agreement was terminated during the third quarter of 2020 causing all performance obligations to have been satisfied, which resulted in the recognition of revenue. There was no such revenue recorded during the three months ended September 30, 2021.

Research and Development

Research and development expenses increased by $0.9 million, or 16.6%, to $6.5 million for the three months ended September 30, 2021 from $5.6 million for the three months ended September 30, 2020. The increase is primarily attributable to an approximately $3.2 million increase in costs associated with molgramostim for the treatment of aPAP related to continued screening of patients and progression of the IMPALA 2 trial. This is partially offset by a $2.1 million decrease in chemistry, manufacturing and control ("CMC") and clinical operations activities associated with the wind down of our vancomycin study.

General and Administrative

General and administrative expenses decreased by $2.0 million, or 36.7%, to $3.4 million for the three months ended September 30, 2021 from $5.4 million for the three months ended September 30, 2020. The decrease is primarily due to the recognition of a one-time non-recurring charge of $0.8 million for non-cash stock-based compensation and approximately $1.5 million of paid and accrued severance payments to former members of executive management during the three months ended September 30, 2020.

Other Loss, Net

Other loss, net increased by $0.3 million, or 106.5%, to $0.6 million for the three months ended September 30, 2021 from $0.3 million for the three months ended September 30, 2020. The change is primarily related to a $0.2 million decrease to a loss in Foreign currency exchange (loss) gain. due to a change in foreign currency exchange rates. Additionally, investment income decreased approximately $0.1 million, which is included in the Interest expense, net line item on the condensed consolidated statement of operations in this Quarterly Report. This decrease is primarily due to lower interest rates.

Results of Operations — Comparison of Nine Months Ended September 30, 2021 and 2020

	For the nine months ended September 30,		Dollar
	2021	2020	Change
	(in thousands)
Milestone revenue	$—	$256	$(256)
Operating expenses:
Research and development	$21,373	$24,881	$(3,508)
General and administrative	9,331	11,474	(2,143)
Depreciation	134	189	(55)
Total operating expenses	30,838	36,544	(5,706)
Loss from operations	(30,838)	(36,288)	5,450
Other (loss) income, net	(866)	414	(1,280)
Net loss	$(31,704)	$(35,874)	$4,170

Milestone Revenue

We recognized $0.3 million in revenue during the nine months ended September 30, 2020 related to the prior achievement and receipt of a milestone payment in October 2018 pursuant to a license agreement, as discussed above. There was no such revenue recorded during the nine months ended September 30, 2021.

Research and Development

Research and development expenses decreased by $3.5 million, or 14.1%, to $21.4 million for the nine months ended September 30, 2021 from $24.9 million for the nine months ended September 30, 2020. The decrease is largely attributable to $5.4 million of acquisition costs for the acquisition of an inhaled liposomal ciprofloxacin product candidate (the “Licensed Product”) in March 2020 and a $4.9 million decrease in CMC and clinical operations activities associated with the wind down of our vancomycin study. This is partially offset by a $6.9 million increase in costs associated with molgramostim for the treatment of aPAP associated with continued screening of patients and progression of the IMPALA 2 trial.

General and Administrative

General and administrative expenses decreased by $2.1 million, or 18.7%, to $9.3 million for the nine months ended September 30, 2021 from $11.5 million for the nine months ended September 30, 2020. The decrease is primarily due to the recognition of a one-time non-recurring charge of $0.8 million for non-cash stock-based compensation and approximately $1.5 million of paid and accrued severance payments to former members of executive management during the three months ended September 30, 2020.

Other (Loss) Income, Net

Other (loss) income, net increased by $1.3 million, or 309.2%, to a loss of $0.9 million for the nine months ended September 30, 2021 from income of $0.4 million for the nine months ended September 30, 2020. The change is primarily related to a reduction in investment income of approximately $0.8 million, which is included in the Interest expense, net line item on the condensed consolidated statement of operations in this Quarterly Report. This reduction is primarily due to lower interest rates. Additionally, Foreign currency exchange (loss) gain decreased to a loss by $0.4 million due to a change in foreign currency exchange rates.

Liquidity and Capital Resources

As of September 30, 2021, we had $44.7 million of cash and cash equivalents, $126.1 million in short-term investments and an accumulated deficit of $289.2 million. As discussed in Note 6. Long-term Debt in the notes to the condensed consolidated financial statements included in this Quarterly Report, we entered into a Loan and Security Agreement with Silicon Valley Bank during the year ended December 31, 2017, which was amended a fourth time in March 2021, under which we have drawn a total of $25 million.

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

We have used and intend to use the net proceeds from these offerings for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for our product candidate and general and administrative expenses. Given the uncertainty created by the COVID-19 global pandemic, we will continue to monitor our liquidity and capital requirements.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(30,718)	$(27,536)
Cash (used in) provided by investing activities	(68,188)	9,434
Cash provided by financing activities	120,800	3,689
Effect of exchange rate changes	(75)	(172)
Net change in cash	$21,819	$(14,585)

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2021 was $30.7 million, consisting of a net loss of $31.7 million, a $1.5 million decrease in Accounts payable and Accrued expenses and other current liabilities mostly relating to the wind down or completion of our non-aPAP trials during 2020, a $0.8 million increase in Prepaid and other current assets associated with prepaid research and development costs for our IMPALA 2 trial, and a $0.9 million increase in Other noncurrent assets due to the Danish tax credit expected to be received in the fourth quarter of 2022. This was partially offset by approximately $4.2 million of noncash charges (comprised of depreciation and amortization including right-of-use assets, accretion on discount to short-term investments, amortization of debt issuance costs and stock-based compensation).

Cash flows from investing activities

Cash used in investing activities of $68.2 million for the nine months ended September 30, 2021 was primarily associated with cash used for purchases of short-term investments in excess of proceeds from the net sales and maturities of short-term investments. The increase in cash used for purchases of short-term investments drives the period over period increase.

Cash flows from financing activities

Cash provided by financing activities of $120.8 million for the nine months ended September 30, 2021 was primarily related to $122.1 million in net proceeds from the public issuance of common stock and pre-funded warrants and $2.5 million in net proceeds from the exercise of warrants. This was partially offset by the payment of $3.9 million to repurchase outstanding warrants, as discussed in Note 10. Stockholders’ Equity in the notes to the condensed consolidated financial statements included in this Quarterly Report.

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

As of September 30, 2021, we had cash, cash equivalents, and short-term investments of approximately $170.8 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 11. Commitments - Manufacturing and Other, of the condensed consolidated financial statements in this Quarterly Report, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Although we are well capitalized, until we can generate a sufficient amount of product revenue to finance our cash requirements, we may finance our future cash needs primarily through the issuance of additional equity securities and potentially through borrowings, grants, and strategic alliances with partner companies. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts or grant rights to develop and market product candidate to third parties that we would otherwise prefer to develop and market ourselves.

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

We also have interest rate exposure related to our long-term debt. The loan agreement bears interest at the greater of (i) prime rate reported in The Wall Street Journal, plus a spread of 3.0% or (ii) 7.75%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on September 30, 2021 were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

We have ongoing operations in Denmark and pay those vendors in local currency (Danish Krone) or Euros. At times, we seek to limit the impact of foreign currency fluctuations through the use of derivative instruments, and short-term foreign currency forward exchange contracts not designated as hedging instruments. We did not recognize any significant exchange rate losses during the nine months ended September 30, 2021 and 2020. A 10% change in the Krone-to-dollar or Euro-to-dollar exchange rate on September 30, 2021 would not have had a material effect on our results of operations or financial condition.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2021 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

As a smaller reporting company, we are not required to obtain an audit on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020, and the risk factors and other cautionary statements contained in our other filings with the SEC, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number	Description

3.1

Composite Amended and Restated Certificate of Incorporation, as amended, of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed on July 6, 2021.)

3.2	Composite Amended and Restated Bylaws, as amended, of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2014.)
10.1

Sales Agreement, dated July 6, 2021, between the Registrant and Evercore Group L.L.C. (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-3 filed on July 6, 2021)

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

Savara Inc.

Date: November 12, 2021	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ David Lowrance
David Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)