Form 10-K
period 2021-12-31
Savara Inc
filed 2022-03-30
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2021, (the last business day of the registrant’s most recently completed second fiscal quarter), was $179,511,384.

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2022 was 114,039,860.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 2, 2022, are incorporated by reference into Part III of this Report.

i

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K, particularly in Item 1. Business, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the information incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “continue,” “expect,” “indicate,” “intend,” “may,” “plan,” “predict,” “seek,” “should,” “target,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For example, forward-looking statements include, but are not limited to, statements about:

•
our plans, strategies, and objectives for future operations, including the execution and timing of those plans;
•
our future financial condition or performance, including the accuracy of our estimates regarding expenses, future revenues, capital requirements, and needs for additional funding;
•
the process, prospects, and timing for regulatory approval of our product candidate or any product candidates that we may develop;
•
the timing, progress and results of clinical trials for our product candidate
•
our beliefs regarding the therapeutic benefits and efficacy of our product candidate;
•
our beliefs regarding the treatment of conditions related to the indications targeted by our product candidate;
•
our use of clinical research organizations and other contractors;
•
our ability to successfully commercialize our product candidates and prospects for market success;
•
our product candidate, including our ability to obtain and maintain intellectual property protection, third party payor coverage, and reimbursement;
•
the size and growth of the markets for our product candidate and our ability to serve those markets;
•
our competitive position, and developments and projections relating to both our competitors and our industry;
•
our ability to establish and/or maintain future collaborations or strategic relationships or obtain additional funding;
•
the impact of laws and regulations and/or regulatory developments in the United States and other countries;
•
the performance of our third-party suppliers and manufacturers; and
•
our ability to attract and retain key personnel.

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors that may cause our actual results, performance, or achievements to differ materially from any future results, or performance or achievements expressed or implied in such forward-looking statements associated with an investment in us.

Risks Related to Our Capital Requirements and Financial Condition

•
We have incurred significant losses since inception and expect that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.
•
We may require additional financing to obtain regulatory approval for molgramostim and a failure to obtain this necessary capital could force us to delay, limit, reduce, or terminate our product development efforts or other operations.
•
Our loan agreement contains covenants which may adversely impact our business; the failure to comply with such covenants could cause our outstanding debt to become immediately payable or accelerate principal payments.
•
Any future acquisitions that we make could disrupt our business and harm our financial condition.

•
We have in-process research and development costs (“IPR&D”) and future impairment of IPR&D may have an adverse impact on our future financial condition and results of operations. Our goodwill was fully impaired during the year ended December 31, 2019.

Risks Related to Our Business Strategy and Operations

•
We are substantially dependent upon the clinical, regulatory, and commercial success of our product candidate, molgramostim.
•
If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop and commercialize our product candidate.
•
We do not have, and do not have plans to, establish commercial manufacturing facilities. We completely rely on third parties for the manufacture and supply of our clinical trial drug and delivery device supplies and, if approved, commercial product materials.
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
•
We are substantially dependent upon our primary CRO, Parexel, for conducting our IMPALA-2 clinical trial.
•
Our employees, independent contractors and consultants, principal investigators, CROs, CMOs, other vendors, and any future commercial partners may engage in misconduct or other improper activities.
•
Our operations might be interrupted and financial results could be adversely impacted by the occurrence of a natural disaster, acts of war or terrorism, system malfunction, telecommunication and electrical failures or other catastrophic event, or public health crises, such as a pandemic (e.g. COVID-19).
•
We currently have limited marketing capabilities and no sales organization.
•
To establish a sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth.

Risks Related to Information Technology and Data Privacy

•
Our business and operations would suffer in the event of third-party computer system failures, cyber-attacks on third-party systems, or deficiency in our cyber-security.
•
The Company’s remote working arrangements could significantly increase the Company’s digital and cybersecurity risks.
•
If we or our vendors fail to comply with data protection laws and regulations, we could be subject to government enforcement actions, private litigation, and/or adverse publicity.

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
•
There is significant uncertainty regarding the regulatory approval process for any investigational new drug, substantial further testing and validation of our product candidate and related manufacturing processes may be required.
•
Even if we receive regulatory approval for our product candidate, we may face regulatory difficulties that could materially and adversely affect our business, financial condition, and results of operations.

•
If our product candidate receives regulatory approval but fails to achieve significant market acceptance among the medical community, patients, or third-party payers, the revenue we generate from its sales will be limited and our business may never achieve profitability.
•
Even if we receive regulatory approval to market our product candidate in the U.S., we may never receive approval or commercialize our product outside of the U.S., which would limit our ability to realize our full commercial potential.
•
We must comply with the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.

Risks Related to Our Intellectual Property

•
Our success will depend on obtaining and maintaining effective patent and other intellectual property protection for our product candidate and proprietary technology.
•
Our success depends on our ability to prevent competitors from duplicating or developing and commercializing equivalent versions of our product candidate, but patent protection may be difficult to obtain and any issued claims may be limited.
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
•
We may be unable to use certain of our net operating losses and other tax assets.

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

PART I

Item 1. Business.

Business Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical stage biopharmaceutical company focused on rare respiratory diseases. Our lead program, molgramostim nebulizer solution (“molgramostim,” formerly referred to as Molgradex), is an inhaled biologic, specifically an inhaled granulocyte-macrophage colony-stimulating factor (GM-CSF) in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). Molgramostim is delivered via an investigational eFlow® Nebulizer System (PARI Pharma GmbH). Our management team has significant experience in orphan drug development and pulmonary medicine, identifying unmet needs, and effectively advancing product candidates to approval and commercialization.

Corporate Strategy

Our goal is to become a leader in rare respiratory therapeutics through the development and commercialization of novel, best-in-class medicines that address unmet medical needs in this field. Key elements of our strategy include:

•
Continued advancement of the molgramostim aPAP program and the Phase 3 IMPALA-2 clinical trial. The IMPALA-2 trial design has been endorsed by regulatory authorities in the US (FDA), Europe (EMA), and Japan (PMDA), and regulatory and ethics committees in various countries and sites where the trial is being conducted. The dosing of the first patient was announced on June 30, 2021, and we have continued to activate clinical trial sites and enroll patients in the trial.
•
Ensuring all aspects of our manufacturing are validated and can produce product at commercial scale. As is good practice, we are pursuing the development of a second source manufacturer of molgramostim to ensure drug substance supply and mitigate approvability risk.
•
Outsourcing capital-intensive operations. We will continue to pursue the development and manufacturing of our product candidate by outsourcing most clinical development work and manufacturing operations. We believe our business model enables the effective and capital-efficient development of our pipeline through the use of high-quality specialist vendors and consultants.

Molgramostim – aPAP

Our lead product candidate is an inhaled biologic. Molgramostim is an inhaled formulation of recombinant human GM-CSF and is being developed for the treatment of aPAP. Pulmonary alveolar proteinosis (“PAP”) is a rare lung disease characterized by the accumulation of surfactant in the alveoli (or air sacs) of the lungs. There are different types of PAP, of which aPAP is the most common.

In May 2019, the U.S. Food and Drug Administration (“FDA”) granted Fast Track Designation to molgramostim for the treatment of aPAP. Fast Track Designation facilitates the development and expedites the review of new drugs or biologics intended to treat serious or life-threatening conditions that demonstrate the potential to address unmet medical needs. In December 2019, although the IMPALA data did not meet the regulatory requirement for approval, the FDA granted a Breakthrough Therapy Designation (“BTD”) for molgramostim in aPAP based on data from the 24-week double-blind treatment period from our IMPALA trial. Additionally, molgramostim was granted Orphan Drug Designation for the treatment of aPAP in the U.S. and the European Union (“EU”), which allows for seven and ten years of exclusivity from approval, respectively. Savara has exclusive access to the PARI eFlow® Nebulizer System for this indication along with a proprietary cell bank for molgramostim, a non-glycosylated inhaled form of GM-CSF.

In 2019, we announced that IMPALA, the Phase 3 clinical trial of molgramostim for the treatment of aPAP, did not meet its primary endpoint of alveolar-arterial oxygen gradient, or (A-a)DO2, improvement compared to placebo. The totality of data from the IMPALA trial gives us confidence that molgramostim has the potential to address a significant unmet need in this rare disease. These data include:

•
multiple key secondary and exploratory endpoints that either achieved nominal statistical significance or trended in favor of the active drug arms;
•
results from the open-label period of the trial that demonstrated a sustained treatment effect, or continued improvement, after longer term exposure to molgramostim; additionally, patients who had been on placebo during the double-blind period of the trial and switched to treatment with molgramostim during the open-label period, showed improvements that eventually caught up with those seen in patients who received molgramostim during the double-blind period; and
•
molgramostim being generally well tolerated.

In September 2020, results from the IMPALA trial were published in the New England Journal of Medicine. We consider molgramostim to have a favorable risk-benefit profile and remain confident in the future of the program, including the current Phase 3 IMPALA-2 trial.

As of December 31, 2021, our Phase 3 IMPALA-2 trial, which builds on key learnings from IMPALA trial is underway. During 2021, we activated many clinical trial sites and further, we announced the dosing of our first patient occurred on June 30, 2021. Since that time, we have continued to enroll additional patients.

We also received acceptance from the Pediatric Committee of the European Medicines Agency (“EMA”) for a proposed revised pediatric investigation plan (“PIP”) for molgramostim.

Molgramostim – NTM

Molgramostim was also being investigated in cystic fibrosis (“CF”) and non-CF patients for the treatment of nontuberculous mycobacterial (“NTM”) lung infection, a rare and serious lung disorder. The ENCORE trial stopped enrolling patients in March 2020 due to limitations caused by COVID-19, and the decision to discontinue the trial was announced in September 2020. Based on the results of the exploratory OPTIMA trial, and preliminary data from the exploratory ENCORE trial, we decided to focus molgramostim development efforts on our lead indication, aPAP, and not to conduct further development activities related to molgramostim in NTM.

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

Based on the AVAIL results, we discontinued further development of the vancomycin program in December 2020.

Inhaled liposomal ciprofloxacin

In March 2020, we entered into an exclusive license and collaboration agreement with Grifols, S.A. (“Grifols”) for inhaled liposomal ciprofloxacin (“Apulmiq”). Apulmiq is a late-stage investigational inhaled antibiotic for the treatment of non-cystic fibrosis bronchiectasis (“NCFB”). Under the terms of the agreement, Savara obtained the worldwide rights to develop and commercialize Apulmiq. However, as part of our December 2020 pipeline simplification strategy that focused resources on molgramostim in aPAP and the IMPALA-2 trial, we discontinued the Apulmiq clinical development program.

Detailed Program Description

Molgramostim

Background on aPAP

Autoimmune PAP, known as aPAP, is a specific disease belonging to a family of distinct rare lung diseases collectively referred to as PAP. Autoimmune PAP ("aPAP") represents about 90% of all patients with PAP and the estimated prevalence of PAP is six to seven cases per million people in the U.S., with similar or higher prevalence reported elsewhere in the world. For example, Japan, a country that undertakes a more centralized approach to diagnosing and treating PAP, has seen a consistent increase in patients being diagnosed with the disease. It is now estimated the prevalence in Japan could be four times the original estimate of seven cases per million.

PAP is characterized by the accumulation of surfactant in the alveoli, or air sacs, of the lungs. The surfactant consists of proteins and lipids and is an important physiological substance that lines the inside of the alveoli to prevent the lungs from collapsing. The lungs continuously produce new active surfactant. In a healthy lung, the surfactant is cleared by immune cells called alveolar macrophages. However, in lungs of patients with aPAP, the macrophages fail to clear the surfactant from the alveoli, leading to gradual accumulation of surfactant in the alveoli. The root cause of aPAP is an autoimmune response against GM-CSF, a naturally occurring protein in the body. Pulmonary macrophages need to be stimulated by GM-CSF to function properly, but in aPAP, GM-CSF is neutralized by antibodies against GM-CSF, rendering the macrophages unable to perform their tasks, including the clearance of surfactant from the alveoli.

aPAP most commonly affects men in early middle age, but both sexes and patients of any age can be affected. As a result of the accumulation of surfactant, gas exchange in the lungs is obstructed, and patients start to experience shortness of breath, fatigue, and decreased exercise tolerance. Typically, shortness of breath is first observed upon exertion, but as the disease progresses, shortness of breath can be experienced even when a person is at rest. Patients may experience cough, sputum production, and episodes of fever, especially if secondary lung infection develops. In the long-term, the disease can lead to serious complications, including fibrosis and often leading to the need for lung transplantation.

Current treatment options for aPAP

There is no approved medicine for the treatment of aPAP. The current standard-of-care for aPAP is a non-standardized procedure called Whole Lung Lavage (“WLL”), which entails washing out the lungs with saline, one lung at a time, to physically remove excess surfactant from the lungs. The invasive and inconvenient procedure is performed under general anesthesia and involves:

•
insertion of a double-lumen endobronchial tube for lung separation;

•
repeated filling of the treated lung with up to 15-50 liters of saline;
•
percussion of the lung to emulsify the surfactant sediment; and

•
draining the saline by gravity until the lavage fluid that is removed from the lung becomes clear.

Potential complications from WLL include rib fracture, hypoxia, pneumothorax (collapsed lung), hydrothorax (fluid in pleural cavity), superimposed infection, and Acute Respiratory Distress Syndrome (ARDS).

WLLs are performed by highly experienced physicians at specialist sites and necessitates hospitalization. In many patients, WLL may only provide temporary symptomatic relief. Once the lungs refill with surfactant, the WLL procedure needs to be repeated.

As there are no approved pharmaceutical treatments available for aPAP, there is an unmet need for a convenient and efficacious medicinal treatment. We believe that inhalation of molgramostim activates macrophages in the lung alveoli, thus potentially restoring the surfactant clearing activity of the alveolar macrophages and considerably improving oxygenation and exercise tolerance. Sargramostim, an injectable form of GM-CSF, is approved in the U.S. for intravenous (“IV”) and subcutaneous administration (“SC”) treatment of neutropenia caused by cancer chemotherapy and other related indications. Currently, there are no approved inhalation formulations of GM-CSF. GM-CSF products administered systemically (e.g., by injection), including molgramostim, are unlikely to benefit patients with aPAP because aPAP patients have circulating antibodies against GM-CSF. These antibodies would likely neutralize systemically administered GM-CSF before reaching the alveolar space in the lung.

The potential benefits of inhaled GM-CSF in aPAP, together with the availability of sargramostim for off-label compounding, have prompted independent clinicians and academic researchers in the U.S., Europe, and Japan to study the safety and efficacy of inhaled GM-CSF in aPAP patients. In addition to our Phase 3 IMPALA trial of molgramostim, the largest completed placebo-controlled trial in this patient population (n=138), several investigator-sponsored, open-label clinical trials and case studies of inhaled GM-CSF treatment have been published, with promising results on the efficacy and safety of the treatment. In total, treatment of nearly 150 aPAP patients with inhaled GM-CSF has been reported in open-label trials or retrospective cohorts, as well as several individual case reports. In PAGE, a randomized, double-blind, placebo-controlled, 25-week clinical trial of inhaled sargramostim in 64 patients with mild-to-moderate disease, a significant effect was observed in the primary endpoint, which was change from baseline in (A-a)DO2. Secondary endpoints, including changes from baseline in diffusing capacity for carbon monoxide (“DLCO”), six-minute walk distance (“6MWD”), and aPAP serum biomarkers, showed directional, but in most cases not statistically significant, treatment effects over placebo. Overall, for the first time, the PAGE trial showed in a placebo-controlled setting, proof-of-concept for GM-CSF inhalation therapy in aPAP. Results from these investigator-sponsored clinical trials and case studies indicate that GM-CSF may have a positive impact on oxygenation and clinical symptoms in aPAP patients. For details on the results of the IMPALA trial, please see the Clinical Development of Molgramostim―aPAP: Phase 3 IMPALA Trial section included in this report.

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

Our product is a drug-device combination consisting of molgramostim nebulizer solution (drug component) and a nebulizer (device component). Molgramostim nebulizer solution is vialed as a sterile formulation containing 300 µg of molgramostim in 1.2 mL solution. Molgramostim nebulizer solution is administered once daily by inhalation via a high efficiency nebulizer, the eFlow® Nebulizer System (PARI Pharma GmbH). The eFlow® Nebulizer System is a reusable electronic inhalation system that has been optimized for administration of molgramostim nebulizer solution. The eFlow® consists of a controller unit (AC or battery powered), a nebulizer handset, and a connection cord. The controller unit's lifespan is multiple years and the handset is replaced monthly with a new unit.

Molgramostim was granted Orphan Drug Designation by the FDA in October 2012 and by the EMA in July 2013 for the treatment of aPAP. It was also granted Fast Track Designation and Breakthrough Therapy Designation by the FDA in May 2019 and December 2019, respectively. Since 2014, molgramostim has been available in several European countries for the treatment of aPAP for named patients following unsolicited physician requests.

We anticipate that molgramostim will be used as a long-term treatment in patients with aPAP. Treatment with molgramostim is expected to reduce or eliminate the need for WLL in patients with aPAP. In the IMPALA trial, a reduced number of WLL procedures in the active treatment arms was seen compared to the placebo treatment arm, but the difference was not statistically significant, possibly because of low number of WLL procedures seen in the IMPALA trial.

Molgramostim Key Advantages

Based on data from the completed Phase 3 IMPALA trial and building upon the published investigator-sponsored treatment experience with inhaled GM-CSF, we believe molgramostim has the potential to become the treatment of choice for aPAP. The following characteristics of molgramostim may contribute to the clinical profile of the investigational product candidate, as well as facilitate potential regulatory approval and successful commercialization.

Specifically, molgramostim offers:

•
a strong product foundation that applies both a previously approved active drug substance class and drug delivery technology;
•
GM-CSF delivered directly to the lungs, the primary site of macrophage function deficiency aPAP, which could result in clinical efficacy with limited systemic adverse effects;
•
a high-efficiency nebulizer that provides a fast and convenient method of administration; this is highly desirable for long-term treatment in a chronic disease, such as aPAP;
•
eligibility for strong market protection via orphan drug status, potential eligibility for biologic exclusivity that provides twelve years of total market protection in the U.S., and Fast Track and Breakthrough Therapy Designations;
•
a proprietary cell bank used in the production of the drug substance; and
•
an exclusive agreement for a device that is optimized for administration of molgramostim nebulizer solution.

Clinical Development of Molgramostim ‒ aPAP

Phase 3 IMPALA-2 Trial

IMPALA-2 is a Phase 3, 48-week, randomized, double-blind, placebo-controlled clinical trial designed to compare the efficacy and safety of molgramostim 300 µg administered once daily by inhalation with matching placebo in patients with aPAP. The primary endpoint is the change from baseline in percent predicted DLCO, a gas exchange measure. Three secondary endpoints will evaluate clinical measures of direct patient benefit: St. George’s Respiratory Questionnaire (“SGRQ”) Total Score, SGRQ Activity Component Score, and exercise capacity using a treadmill test. Other efficacy endpoints will include (A-a)DO2 (another gas exchange measure), supplemental oxygen use, WLL frequency, patient and clinician global impression of disease severity and disease change, chest computed tomography (“CT”) scan to assess lung opacity, blood biomarkers. IMPALA-2 is expected to enroll a total of approximately160 patients who will be randomized to receive treatment for 48 weeks in one of two arms: molgramostim 300 µg administered once daily or inhaled placebo administered once daily. The primary time point for efficacy assessment will be at week 24, however, efficacy will be assessed through week 48 to show durability of effect. Safety will be assessed through week 48. Following the 48-week double-blind treatment period, patients will roll over to a 48-week open-label period and will receive molgramostim 300 µg administered once daily.

In January 2021, we engaged Parexel International Limited (“Parexel”), a global contract research organization (“CRO”) to support our IMPALA-2 clinical trial operational activities. The IMPALA-2 trial design has been endorsed by regulatory authorities in the USA (FDA), Europe (EMA), and Japan (PMDA), and also by regulatory bodies and ethics committees in individual countries in North America, Europe, Asia, and Australia where the trial is being conducted. We announced the first patient had been dosed on June 30, 2021, and since then we have continued to activate sites and enroll patients. The trial conduct in on track and is projected to fully enroll in approximately 20 months following initiation. Top line data are anticipated in the second quarter of 2024. While we are working to complete the IMPALA-2 trial as quickly and as safely as possible, the impact of the COVID-19 pandemic and emerging variants, as well as and geopolitical unrest in certain geographies, continues to evolve and may adversely impact trial timelines in the future.

Phase 3 IMPALA Trial

IMPALA was a Phase 3 randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of molgramostim in patients with aPAP. Conducted in 18 countries including the U.S., Japan, and various European countries, it was the largest controlled clinical trial of molgramostim for the treatment of aPAP. Patients were randomized to receive treatment for up to 24 weeks in one of three treatment arms: 1) molgramostim 300 µg administered once daily (“continuous dosing arm”), 2) molgramostim 300 µg and matching placebo administered daily every other week (“intermittent dosing arm”), or 3) inhaled placebo administered once daily. At the end of the 24-week double-blind period, all patients received molgramostim 300 ug administered daily in every other week intermittent cycles in a 24-week open-label follow up period. The primary endpoint of the trial was (A-a)DO2, a measure of oxygenation impairment. In addition, three key secondary endpoints― SGRQ, 6MWD, and time to/requirement for WLL― along with multiple other exploratory endpoints were assessed to determine improvement in the disease pathology, pathophysiology, clinical symptoms, and function.

The pathogenesis of aPAP is well known and GM-CSF’s effect on the disease, as evaluated by (A-a)DO2, dyspnea, 6MWD, pulmonary function tests, CT scores, and biomarkers, is well documented through published clinical trials. While IMPALA did not meet its primary endpoint, when looking at the totality of evidence, we believe that data from the IMPALA trial demonstrate reversal of lung pathology and pathophysiology, improvement in clinical outcomes, and reduction of the need for rescue treatment, with a clear dose-frequency dependency in favor of the continuous dosing arm. Such results are detailed below:

•
Lung Pathology―Reversal of disease pathology and reduction of surfactant accumulation was demonstrated in the Full Analysis Set (“FAS”) population for (A-a)DO2 with improvement in CT scans as measured by Ground Glass Opacity scores. Results from IMPALA also demonstrated positive biomarker data, with improvements seen in most of the key biomarkers known to be associated with the severity of aPAP.

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

Impaired gas transfer and oxygenation are key pathophysiologic features of aPAP and are associated with symptoms of shortness of breath and limitations in exercise capacity. In addition to (A-a)DO2, DLCO was assessed as a secondary endpoint to evaluate the efficacy of molgramostim on gas transfer. Patients in the continuous dosing arm showed a mean improvement of 11.6% predicted in DLCO, whereas the intermittent dosing and placebo arms showed a 7.7% predicted and 3.9% predicted improvement, respectively. The estimated treatment difference of 7.9% predicted (p=0.007) between the continuous dosing arm and placebo was statistically significant, and in keeping with the (A-a)DO2 improvement, and suggests improved gas exchange in the lungs.

•
Clinical Outcomes―An average improvement of 12.3 points in the SGRQ, a patient-reported outcomes/health status measure and a key secondary endpoint, was observed in the continuous dosing arm compared to an average improvement of 4.7 points in the placebo arm. The estimated treatment difference was 7.6 points, which was statistically significant (p < 0.05). The 6MWD, another key secondary endpoint, was numerically in favor of the continuous dosing arm, but the difference to placebo was not statistically significant. Patients in the continuous dosing arm showed a mean improvement of 39.6 meters in the 6MWD, while the intermittent and placebo arms showed improvements of 11.3 meters and 6.0 meters, respectively. The third key secondary endpoint was the requirement for WLL. Four patients in each of the active arms and six patients in the placebo arm underwent at least one WLL procedure during the treatment period. Given that some patients received more than one WLL, the total number of WLLs observed in the continuous dosing arm was nine, with seven observed in the intermittent dosing arm and 17 in the placebo arm.
•
Consistency of Endpoints―A range of primary and secondary endpoints were selected to determine the potential treatment effect of molgramostim on aPAP. Patients in the continuous dosing arm demonstrated consistent improvements across all the key endpoints compared to placebo, with the majority of the measures achieving statistical significance. A dose-frequency dependency was observed, with continuous daily administration of molgramostim generally resulting in higher efficacy than intermittent dosing.
•
Safety and Tolerability―The percentage of patients with adverse events were similar in the treatment arms, except for the percentage of patients with chest pain, which was higher in the continuous dosing arm compared to placebo.

Results from the open-label period of the IMPALA trial, announced in March 2020, demonstrated a sustained treatment effect, or continued improvement, after longer term exposure to molgramostim. A summary of the results is provided below.

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

IMPALA-X Extension Trial

In March 2018, the IMPALA-X clinical trial was initiated. IMPALA-X was an open-label extension trial that allowed patients who completed the IMPALA trial to continue treatment for up to three additional years. In August 2020, we disclosed that we were stopping the IMPALA-X trial in which approximately 60 patients were being treated with molgramostim 300 µg according to the intermittent, every other week dosing regimen. IMPALA-X was stopped early because the intermittent dosing schedule used in IMPALA-X trial is not being pursued any further. Some patients from IMPALA-X may be eligible to enroll in the Phase 3 IMPALA-2 trial.

Manufacturing and Supply

We do not own or operate manufacturing facilities to produce clinical or commercial quantities of our molgramostim product candidate. We have fee-for-service contracts with a drug substance manufacturer and drug product manufacturer that covers all steps of the manufacturing process of molgramostim. We expect to continue with this outsourcing model for the foreseeable future and plan to pursue second source manufacturers to reduce production risks and ensure drug substance supply. All of our manufacturing and supply vendors are certified by National Competent Authorities to operate under Good Manufacturing Practices (“cGMP”), a regulatory standard for the manufacture of pharmaceuticals.

Molgramostim drug substance is currently manufactured by GEMA Biotech S.A. in Buenos Aires, Argentina (“GEMA”). All clinical and nonclinical trials to-date have used material sourced from GEMA and validation activities are ongoing to prepare for commercial manufacturing.

Patheon UK Limited in Ferentino, Italy (“Patheon”), a division of Thermo Fisher Scientific Inc., was selected as the commercial drug product manufacturer. Technology transfer and process validation activities with Patheon UK Limited are complete.

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

Commercialization

Savara owns exclusive rights to molgramostim in the U.S. and all other major markets. We continue to pursue clinical and regulatory approvals for molgramostim in the U.S., EU, and Japan and to independently commercialize molgramostim in the U.S. In doing so, we may engage with strategic partners to collaborate on implementing optimal sales and promotion activities. Our commercialization strategy will target key prescribing physicians and centers, as well as provide patients with support programs to ensure product access. Pending EMA approval, we expect to commercialize molgramostim in the EU and may engage with strategic partners to optimize sales and promotion activities in other EU territories.

Key License and Other Agreements

Parexel

We entered into a Master Services Agreement (“MSA”) with Parexel on March 5, 2021, pursuant to which Parexel will provide contract research services related to our clinical trials. The MSA has an initial term of five years. We may terminate the MSA and/or any work order without cause on 60 days’ prior written notice to Parexel, and either party may terminate the MSA or any work order (i) upon 30 days’ notice in the event of the other party’s uncured breach, or (ii) immediately upon the occurrence of any of the following: (a) continuation of the services would pose an undue risk to the health and/or wellbeing of a study participant, (b) any certificate, authorization, approval or exemption from a regulatory authority required for the conduct of the services is revoked, suspended, or expires without renewal, (c) in the reasonable opinion of such party, the continuation of the services would be in violation of applicable law, or (d) the other party becomes insolvent. Concurrent with entering the MSA, we executed a work order with Parexel, under which Parexel will provide services related to the IMPALA-2 trial. Under that work order, we expect to pay Parexel service fees and pass-through expenses estimated to be approximately $32 million, including change orders, over the course of the IMPALA-2 clinical trial.

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

As part of our December 2020 pipeline optimization strategy that focused our resources on molgramostim in aPAP and the IMPALA-2 trial, we discontinued the Apulmiq clinical development program.

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of drugs, such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidate. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Government Regulation of Drugs

United States

The process required by the FDA before drug product candidates, like ours, may be marketed in the U.S. generally involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”) regulation;
•
submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•
approval by an independent Institutional Review Board (“IRB”) or ethics committee for each clinical site before a clinical trial can begin;

•
performance of adequate and well-controlled human clinical trials to establish the safety, purity, and potency of the proposed product candidate for its intended purpose;
•
preparation of and submission to the FDA of a Biologics License Application (“BLA”), after completion of all required clinical trials;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs and to assure that the facilities, methods, and controls are adequate to preserve the product’s continued safety, purity and potency, and of selected clinical investigational sites to assess compliance with current Good Clinical Practices (“cGCP”); and
•
FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the U.S., which must be updated annually and when significant changes are made.

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our product candidate will be granted on a timely basis, if at all. Prior to beginning the first clinical trial with a product candidate, we must submit an Investigational New Drug Application (“IND”) to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also includes results of animal and in vitro trials assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product candidate; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB, for each site proposing to conduct the clinical trial, must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the trial until completed. Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

Phase 1, Phase 2, and Phase 3 testing may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the drug characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies, and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including trials initiated by investigators. The submission of a BLA requires payment of a substantial user fee to the FDA, and the sponsor of an approved BLA is also subject to annual product and establishment user fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances.

Within 60 days following submission of the application, the FDA reviews a BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been filed, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe and effective for the indication being pursued, and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety and effectiveness. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. If the FDA determines that the application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process requires substantial time, effort, and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or our drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may request additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-marketing trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing trials. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of its products under development.

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

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing trials or completion of ongoing trials after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the U.S. Food and Drug Administration Safety and Innovation Act, which was enacted and signed into law in 2012, established breakthrough therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors may request the FDA to designate a breakthrough therapy at the time of, or any time after, the submission of an IND, but ideally before an end-of-phase 2 meeting with the FDA. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller or more efficient clinical trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough designation also allows the sponsor to file sections of the BLA for review on a rolling basis.

Fast Track Designation, priority review and Breakthrough Therapy Designation do not change the standards for approval but may expedite the development or approval process.

The review and approval process with respect to our drug candidate may also be significantly delayed in the event of government shutdowns, if any.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record keeping, reporting of adverse experiences, periodic reporting, distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may, among other things, halt our clinical trials, require us to recall a product from distribution, or withdraw approval of the BLA.

Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or potentially require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated, or judicial action that could delay or prohibit further marketing.

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

The FDA closely regulates the marketing, labeling, advertising, and promotion of drugs and biologics. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Government Regulation of Combination Products

Our product candidate under development will be regulated as combination products, which means that they are comprised of two or more different components that, if marketed individually, would be subject to different regulatory paths and would require approval of independent marketing applications by the FDA. A combination product, however, is assigned to a center within the FDA that will have primary jurisdiction over its regulation on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. We believe our product candidate include both a drug and medical device component, and will be regulated as a drug, subject to the review of the FDA’s Center for Drug Evaluation and Research which will have primary jurisdiction over premarket development and approval. The FDA’s Center for Devices and Radiological Health will provide support and review of the inhaler component of our product candidate.

European Union

MAA

To obtain approval of a drug under the EU regulatory system, an application for a marketing authorization may be submitted under a centralized, a decentralized or a national procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes or for orphan drugs, provides for the grant of a single marketing authorization that is valid for all EU member states, which grants the same rights and obligations in each member state as a national marketing authorization. As a general rule, only one marketing authorization may be granted for drugs approved through the centralized procedure and the marketing authorization is also relevant for the EEA countries.

Under the centralized procedure, the Committee for Medicinal Products for Human Use (“CHMP”) is required to adopt an opinion on a valid application within 210 days, excluding clock stops when additional information is to be provided by the applicant in response to questions. On day 120 of the procedure, once the CHMP has received the preliminary assessment reports and opinions from the Rapporteur and Co-Rapporteur designated by the CHMP, it adopts a list of questions, which are sent to the applicant together with the CHMP's overall conclusions. Applicants then have three months to respond (plus an additional three-month extension, if requested). The applicant's replies are assessed, and the assessment report is revised as necessary (and may include a prepared list of outstanding issues). By day 180 of the procedures, the revised assessment report and list of outstanding issues are sent to the applicant together with the CHMP's recommendation. Applicants then have one month to respond to the CHMP (and can request a one or two-month extension). The Rapporteur and Co-Rapporteur assess the applicant's replies and then submit them for review to the CHMP and prepare a final assessment report. Following their evaluation, the CHMP gives a favorable or unfavorable opinion as to whether to grant the marketing authorization. After the adoption of the CHMP opinion, a decision must be adopted by the European Commission, after consulting the Standing Committee of the Member States. The European Commission prepares a draft decision and circulates it to the member states; if the draft decision differs from the CHMP opinion, the Commission must provide detailed explanations. The European Commission adopts a decision within 15 days of the end of the consultation procedure.

Conditional marketing authorizations may be granted for products designated as orphan medicinal products if all of the following conditions are met: (1) the risk-benefit balance of the product is positive, (2) the applicant will likely be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs, and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required.

Conditional marketing authorizations are valid for one year, on a renewable basis, until the holder provides a comprehensive data package. Grant of conditional marketing authorization is dependent on the applicant's ability to fulfill the conditions within an agreed upon deadline. Applicants are subject to conditions, including the requirement to complete ongoing studies or to conduct new studies with a view to confirming that the benefit-risk balance is positive or to fulfill specific obligations in relation to pharmacovigilance. Once a comprehensive data package has been supplied, the conditional marketing authorization is replaced by a regular marketing authorization.

Exclusivities

If an approved drug contains a new active substance, it is protected by data exclusivity for eight years from the notification of the Commission decision granting the marketing authorization and then by marketing protection for an additional two or three years. Overall, the drug is protected for ten or eleven years against generic competition, and no additional exclusivity protection is granted for any new development of the active substance it contains.

During the eight-year period of data exclusivity, competitors may not refer to the marketing authorization dossier of the approved drug for regulatory purposes. During the period of marketing protection, competitors may not market their generic drugs. The period of marketing protection is normally two years but may become three years if, during the eight-year data exclusivity period, a new therapeutic indication is approved that is considered as bringing a significant clinical benefit over existing therapies.

Japan

Under the Japanese regulatory system administered by the Ministry of Health, Labor and Welfare (“MHLW”) and the Pharmaceutical and Medical Device Agency (“PMDA”) (which is responsible for product review and evaluations under the supervision of the MHLW), pre-marketing approval and clinical studies are required for all pharmaceutical products. The Law on Securing Quality, Efficacy and Safety of Products Including Pharmaceuticals and Medical Devices (Act No. 145 of 1960) requires a license for marketing authorization when importing to Japan and selling pharmaceutical products manufactured in other countries. It also requires each manufacturing site of a foreign manufacturer to be certified as a manufacturing site of pharmaceutical products to be marketed in Japan.

To receive a license for marketing authorization, the manufacturer or seller must, at the very least, employ certain manufacturing, marketing, quality, and safety personnel. If the quality management methods and post marketing safety management methods applied with respect to the pharmaceutical product fail to conform to the standards stipulated by the MHLWA license, marketing authorization may not be granted. A company must submit an application for approval to the MHLW with results of nonclinical and clinical studies to show the quality, efficacy, and safety of the product candidate to obtain manufacturing/marketing approval for a new product. A data compliance review, on-site inspection for good clinical practice, and audit and detailed data review for compliance with current good manufacturing practices are undertaken by the PMDA. The committees of the Pharmaceutical Affairs and Food Sanitation Council will discuss each application, and based on the results of these reviews, the final decision on approval is made by the MHLW. The approval process timeline significantly varies, but it can take years. Pricing approval for the product is required in order to be applied for redemption of health insurance. Once approved and marketable, the medical products are also subject to regular post-marketing vigilance of safety and quality under the standards of Good Manufacturing Practice. In Japan, the National Health Insurance system maintains a Drug Price List specifying which pharmaceutical products are eligible for reimbursement, and the MHLW sets the prices of the products on this list. Upon marketing approval, the manufacturer or seller begins negotiations regarding the reimbursement price with the MHLW, which is generally determined within 60 to 90 days. The government generally introduces price cut rounds every other year and also mandates price decreases for specific products. New products judged innovative or useful, that are indicated for pediatric use, or that target orphan or small population diseases, however, may be eligible for a pricing premium. The government has also promoted the use of generics, where available.

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

Orphan drug exclusivity could block the approval of our drug candidate for seven years if a competitor obtains approval of the same product as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease.

As in the U.S., designation as an orphan drug for the treatment of a specific indication in the EU must be made before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective, or otherwise clinically superior to the orphan designated product.

The FDA and foreign regulators expect holders of exclusivity for orphan drugs to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the orphan drug.

Breakthrough Designation

In December 2019, the FDA granted the use of molgramostim for the treatment of aPAP program Breakthrough Therapy Designation, which provides a process for expediting the development and review of drug candidates that are intended to treat a serious condition and for which preliminary evidence indicates that the drug candidate may demonstrate substantial improvement over the available therapy.

Other Healthcare Laws and Compliance Requirements

Our sales, promotion, medical education, clinical research, and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the U.S. in addition to the FDA, including potentially the Federal Trade Commission, the Department of Justice, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services and state and local governments. Our promotional and scientific/educational programs and interactions with healthcare professionals must comply with the federal Anti-Kickback Statute, the civil False Claims Act (“FCA”), physician payment transparency laws, privacy laws, security laws, and additional federal and state laws similar to the foregoing.

The federal Anti-Kickback Statute prohibits, among other things, the knowing and willing, direct or indirect offer, receipt, solicitation or payment of remuneration in exchange for or to induce the referral of patients, including the purchase, order or lease of any good, facility, item or service that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced-price items and services. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to increased scrutiny and review if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct illegal per se under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. The government has enforced the federal Anti-Kickback Statute to reach large settlements with healthcare companies based on sham research or consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Many states have similar laws that apply to their state health care programs as well as private payers.

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

On October 24, 2018, former President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”) extends the reporting and transparency requirements under Open Payments to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments made in 2021). Additionally, entities that do not comply with mandatory reporting requirements may be subject to a corporate integrity agreement. Certain states also mandate implementation of commercial compliance programs, impose restrictions on covered manufacturers’ marketing practices and/or require the tracking and reporting of gifts, compensation, and other remuneration to physicians and other healthcare professionals.

We are also subject to data privacy and security regulation by the federal government and the states in which we conduct our business and the EU with the General Data Protection Regulation rules which became effective in May 2018. HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and their respective implementing regulations, imposes specified requirements on certain health care providers, plans and clearinghouses (collectively, “covered entities”) and their “business associates,” relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain states have their own laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other and/or HIPAA in significant ways and may not have the same effect, thus complicating compliance efforts.

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

In addition to the foregoing health care laws, we are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to government officials or private-sector recipients for the purpose of obtaining or retaining business. We have adopted an anti-corruption policy which mandates compliance with the FCPA and similar anti-bribery laws applicable to our business throughout the world. However, we cannot assure that such a policy or procedures implemented to enforce such a policy will protect against intentional, reckless, or negligent acts committed by our employees, distributors, partners, collaborators, or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations, and reputation.

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the extent to which coverage and adequate reimbursement are provided by third-party payers. Third-party payers include state and federal government health care programs, managed care providers, private health insurers and other organizations. Although we currently believe that third-party payers will provide coverage and reimbursement for our product candidate, if approved, we cannot be certain of this. Third-party payers are increasingly challenging the price, examining the cost-effectiveness, and reducing reimbursement for medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The U.S. government, state legislatures, and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results. We may need to conduct expensive clinical trials to demonstrate the comparative cost-effectiveness of our products. The product candidate that we develop may not be considered cost-effective and thus may not be covered or sufficiently reimbursed. It is time consuming and expensive for third-party payers to seek coverage and reimbursement. Thus, one payer’s decision to provide coverage and adequate reimbursement for a product does not assure that another payer will provide coverage or that the reimbursement levels will be adequate. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow third-party payers to sell our products on a competitive and profitable basis.

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

By way of example, in March 2010, the Affordable Care Act was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms. Among the provisions of the Affordable Care Act of importance to our potential drug candidate are:

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include, among others, the Budget Control Act of 2011, which mandates aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013, and due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidate, if approved, and, accordingly, our financial operations.

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect additional challenges and amendments in the future. It is unclear how this such effort to repeal and replace the ACA will impact the healthcare industry or our business operations. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

Other Foreign Regulations

In addition to regulations mentioned above, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to develop or sell any products outside of the U.S. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country.

Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including our product candidate and our processes. We seek patent protection in the U.S. and internationally for our products, their methods of use and processes of manufacture and any other technology to which we have rights, as appropriate, such as device exclusivity. We also rely on trade secrets that may be important to the development of our business.

We own issued patents and additional pending patent applications worldwide for a proprietary formulation of vancomycin. The patents and pending applications are derived from a PCT application (Pub. No. WO2012159103) entitled Dry Powder Vancomycin Compositions and Associated Methods. In February 2017, the United States Patent and Trademark Office issued United States Patent No. 9,572,774 for Dry Powder Vancomycin Compositions and Associated Methods that will expire no earlier than 2032. We also have corresponding patent applications for vancomycin in different stages of prosecution in other key markets throughout the world. However, in connection with our decision to discontinue the development of the vancomycin program, we have chosen to abandon certain vancomycin-related applications.

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

We cannot be sure patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any of our existing patents or any patents we may own or license in the future will be useful in protecting our technology and products. For this and more comprehensive risks related to our intellectual property, please see Risk Factors—Risks Related to Our Intellectual Property.

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

Competition

The pharmaceutical industry is highly competitive and subject to continuous technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We believe that key competitive factors affecting the commercial success of our product candidate will be efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement. Many of our potential competitors, either alone or with their collaboration partners have substantially greater financial, technical, and human resources than us, and significantly greater experience in the discovery and development of product candidate, manufacturing, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be faster and more successful in obtaining FDA approval for therapies and achieving widespread market acceptance. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of very capable competitors. We anticipate facing intense and increasing competition as new drugs enter the market and advanced technologies become available. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses.

We are not aware of any other companies developing an inhaled form of GM-CSF. A glycosylated GM-CSF product, sargramostim (Leukine®), is available on the market in the U.S., intended for IV or SC delivery in patients with neutropenia following cancer chemotherapy. Leukine® has not been approved for the treatment of aPAP or any other acute or chronic lung disease but is sometimes used as a pharmacy-compounded product (injectable product compounded for inhalation delivery). The drug substance in Leukine®, sargramostim, has been used in a nonclinical research project conducted by NIH/TRND in collaboration with the University of Cincinnati College of Medicine on the potential application of inhaled GM-CSF as a treatment for aPAP. No clinical trials have been conducted to date under this collaboration project. We are aware of a multicenter clinical trial of inhaled Leukine®, using a standard commercially available nebulizer, which was conducted by a consortium of independent clinical investigators. It is not known to us if this trial, together with other possibly available related clinical or nonclinical information, may be, or will be, used to support a potential new product approval in Japan. If such a new product would be approved and launched in Japan, we believe it has the potential to present a material competitive threat to the commercial success of molgramostim in Japan. In addition, in November 2018, Partner Therapeutics, Inc., a commercial biotechnology company, was granted Orphan Drug Designation to Leukine® for the treatment of PAP by the FDA.

Employees and Human Capital

We are committed to attracting and retaining the best possible talent. As of March 30, 2022, we had 22 employees as well as several third-party consultants. All employees are located in the U.S. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Attraction, Development and Retention

We believe our future success will depend in large part on our continued ability to attract and retain highly skilled employees. Our compensation program, including salary, bonus, benefits as well as short and long-term incentives, is designed to help us to attract and retain individuals whose skills are important to our current and long-term success. Our total compensation package is generally positioned within the competitive ranges of our peer market, with differences generally based on tenure, skills, and performance needed to attract and retain key talent. We have also implemented a spot bonus program that allows employees to nominate their colleagues for cash awards in recognition of notable achievements.

We believe that continued professional growth and development are essential to helping our team stay on top of current rules, laws, trends, and events which impact their duties. We seek to develop our employee talent within the organization through access to training, continuous learning programs, and other development initiatives. We foster a culture of empowerment, transparency, and respect.

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

Health and Safety

The health and safety of our employees is a top priority, and our goal is to provide a safe and healthy work environment for all personnel. In dealing with the COVID-19 pandemic and emerging variants, we have provided our employees the ability to work virtually in order to best manage business and personal responsibilities and halted non-essential travel. We have enhanced our internal communications with regular “town hall” meetings to ensure connectivity to our workforce. We have set specific guidelines for our employees to follow when they determine they need to use our facilities. These guidelines include, among others, limiting the number of people in our office at one time and social distancing. We will continue to manage this situation with a focus towards the safety of our employees.

Corporate Information

Savara was formed as a corporation in Delaware in 2007. On April 27, 2017, Savara completed reverse merger and became a publicly held company.

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

Trademarks

“Savara Inc.” and the Savara logo are unregistered trademarks of Savara or its subsidiaries in the U.S. and other jurisdictions. Other third-party logos and product/trade names are registered trademarks or trade names of their respective companies. Use or display by us of other parties’ trademarks, service marks, trade names, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark, trade name, trade dress or product owners.

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

We are a clinical development-stage biopharmaceutical company and we have not been profitable since we commenced operations and may not ever achieve profitability. In addition, we have limited history as an organization and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have not obtained any regulatory approvals for a product candidate, commercialized a product candidate, or generated any product revenue. We have devoted significant resources to research and development and other expenses related to our ongoing clinical trials and operations, in addition to acquiring product candidates.

For the year ended December 31, 2021, we incurred a net loss of $43.0 million, and net cash used in operating activities was $40.1 million. At December 31, 2021, our cash, cash equivalents and short-term investment securities were approximately $161.2 million, and working capital was approximately $150.3 million. At December 31, 2021, we had an accumulated deficit of $300.5 million. We expect to continue to incur substantial operating losses for the next several years as we seek to advance our molgramostim product candidate through clinical development (IMPALA-2 trial), global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, our current product candidate, molgramostim, is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve. We are also continuously and critically reviewing our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 global pandemic.

We may require additional financing to obtain regulatory approval for molgramostim and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development efforts or other operations.

Since our Aravas subsidiary was formed in 2007, most of our resources have been dedicated to the development and acquisition of our product candidates, molgramostim, vancomycin hydrochloride inhalation powder (“vancomycin”), and Apulmiq. On December 10, 2020, based upon our analysis of the clinical data from the Phase 3 trial of vancomycin, we concluded and announced that the trial missed its primary endpoint, ceasing further development of vancomycin. Additionally, as part of our December 2020 pipeline simplification strategy, we discontinued the Apulmiq clinical development program. Our priority remains the continued development of molgramostim for the treatment of aPAP and continued progress in our Phase 3 trial. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidate and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

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
•
the costs related to developing, acquiring, and/or contracting for sales, marketing, and distribution capabilities, supply chain management capabilities, and regulatory compliance capabilities, if we obtain regulatory approval for our product candidate and commercialize it without a partner;
•
the costs involved in evaluating competing technologies and market developments or the loss in sales in case of such competition;
•
the costs involved in establishing, enforcing, or defending patent claims and other proprietary rights; and
•
the continuing negative impacts of the COVID-19 pandemic and emerging variants.

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

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidate, technologies, future revenue streams, or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our stockholders will be diluted, and the terms of any new equity securities may have preferential rights over our common stock. In particular, due to the price per share of our common stock, any sale of our equity securities to raise significant capital would result in substantial ownership dilution to our stockholders. If we raise additional capital through debt financing, it may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures, or subject to specified financial ratios, any of which could restrict our ability to develop and commercialize our product candidate or operate as a business.

Our loan agreement contains covenants which may adversely impact our business; the failure to comply with such covenants could cause our outstanding debt to become immediately payable or accelerate principal payments.

We are a party to a Loan and Security Agreement with Silicon Valley Bank (as amended, the “Amended Loan Agreement”), pursuant to which we have pledged substantially all of our assets, other than our intellectual property (which is subject to a negative pledge). The Amended Loan Agreement includes a number of restrictive covenants, including restrictions on incurring additional debt, making investments, granting liens, disposing of assets, paying dividends, and redeeming or repurchasing capital stock, subject to certain exceptions. Collectively, these restrictive covenants could constrain our ability to grow our business through acquisitions or engage in other transactions. In addition, the Amended Loan Agreement includes covenants requiring, among other things, that we provide financial statements, comply with all laws, pay all taxes, and maintain insurance. The Amended Loan Agreement includes customary events of default, such as our failure to pay amounts due, our failure to comply with covenants, or the occurrence of an event that would reasonably be expected to have a material adverse event on our business. Upon the occurrence and during the continuation of an event of default, Silicon Valley Bank could declare all outstanding loans under the Amended Loan Agreement immediately due and payable and exercise remedies against us and the collateral. Such an event would have a material adverse effect on our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

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

We have IPR&D and future impairment of IPR&D may have an adverse impact on our future financial condition and results of operations. Our goodwill was fully impaired during the year ended December 31, 2019.

As of December 31, 2021, we had IPR&D of approximately $11.3 million. Our intangible assets have been previously impaired and remain subject to additional impairment analyses whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill, if any, and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to our consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations. We will continue to evaluate our intangible assets for potential impairment in accordance with our accounting policies.

Events giving rise to impairment are difficult to predict and are an inherent risk in the pharmaceutical industry. Some of the potential risks that could result in impairment of our IPR&D include negative clinical trial results, adverse regulatory developments, delay or failure to obtain regulatory approval, additional development costs, changes in the manner of our use or development of our product candidate, competition, earlier than expected loss of exclusivity, pricing pressures, higher operating costs, changes in tax laws, prices that third parties are willing to pay for our IPR&D or similar assets in an arm’s-length transaction being less than the carrying value of our IPR&D, and other market and economic environment changes or trends, such as the ultimate scope and scale of the COVID-19 global pandemic and the impact of COVID-19 on patient enrollment in our IMPALA-2 trial. Events or changes in circumstances may lead to significant impairment charges on our IPR&D in the future, which could materially adversely affect our financial condition and results of operations.

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

Clinical development is expensive, can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process as demonstrated by the results of our IMPALA trial 2019 and AVAIL trial in 2020. The results of preclinical and early clinical trials of our product candidate may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidate.

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

Many of these clinical, regulatory, and commercial matters are beyond our control and are subject to other risks described elsewhere in this Risk Factors section. Accordingly, we cannot assure that we will be able to advance our product candidate further through final clinical development, or obtain regulatory approval of, commercialize, or generate significant revenue. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

Additionally, as we continue to advance the IMPALA-2 trial, there remains a general uncertainty regarding the impact of COVID-19 and emerging variants on the aPAP patient population and physicians. Patients suffering from aPAP are prone to underlying lung conditions and are often treated by infectious disease specialists and pulmonologists. These treating physicians are on the front lines in addressing this global pandemic and must now, understandably, focus their attention on COVID-19. Further, if an aPAP patient enrolled in the trial were to contract COVID-19, they may need to discontinue their participation.

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

The success of our business will depend on our ability to develop and maintain relationships with respected service providers and industry-leading consultants and advisers. If we cannot develop and maintain such relationships as needed, the rate and success at which we can develop and commercialize our product candidate may be limited. In addition, our outsourcing strategy, which has included engaging consultants that spend considerable time to manage key functional areas, may subject us to scrutiny under labor laws and regulations, which may divert management time and attention and have an adverse effect on our business and financial condition.

The COVID-19 global pandemic has required us to adapt our operations, such as enabling employees to work remotely, which may adversely affect their employment satisfaction or productivity.

We do not have, and do not have plans to, establish commercial manufacturing facilities. We completely rely on third parties for the manufacture and supply of our clinical trial drug and delivery device supplies and, if approved, commercial product materials. The loss of any of these vendors or a vendor’s failure to provide us with an adequate supply of clinical trial or commercial product material in a timely manner and on commercially acceptable terms, or at all, could harm our business.

We outsource the manufacture of our molgramostim product candidate and do not plan to establish our own manufacturing facilities. To manufacture our product candidate, we have made numerous custom modifications at CMOs, making us highly dependent on these CMOs. For clinical and commercial supplies, if approved, we have supply agreements with third party CMOs for drug substance, finished drug product, drug delivery devices and other necessary components of our molgramostim product candidate. While we have secured long-term commercial supply agreements with many of the third party CMOs, we would need to negotiate agreements for commercial supply with several important CMOs, and we may not be able to reach agreement on acceptable terms. In addition, we rely on these third parties to conduct or assist us in key manufacturing development activities, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials, and conducting stability testing, among other things. If these third parties are unable to perform their tasks successfully in a timely manner, whether for technical, financial, or other reasons, we may be unable to secure clinical trial material, or commercial supply material if approved, which likely would delay the initiation, conduct, or completion of our clinical trials or prevent us from having enough commercial supply material for sale, which would have a material and adverse effect on our business. For example, the impacts of the current COVID-19 global pandemic are evolving. There have been and could be additional delays in the manufacturing supply chain for our product candidate, including delays in procurement of materials for certain of our clinical trials due to the outbreak, delays in clinical trials and recruitment. Further, we have experienced an increase in costs associated with the supply chain disruption. The extent to which the pandemic impacts our ability to procure sufficient supplies for the development and commercialization of our product candidate going forward will depend on the severity and duration of the spread of COVID-19 and emerging variants and the actions undertaken to contain the pandemic or treat its effects.

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

If our manufacturers encounter any of the aforementioned difficulties or otherwise fail to comply with their contractual obligations or there are delays entering commercial supply agreements due to capital constraints, we may have insufficient quantities of material to support ongoing and/or planned clinical trials or to meet commercial demand, if approved. In addition, any delay or interruption in the supply of materials necessary or useful to manufacture our product candidate could delay the completion of our clinical trials, increase the costs associated with our development programs, and depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the trials completely. Delays or interruptions in the supply of commercial product could result in increased cost of goods sold and lost sales. We cannot provide assurance that manufacturing or quality control problems will not arise in connection with the manufacture of our clinical trial material or commercial product, if approved, or that third-party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such clinical trial material or commercial product, as applicable. In addition, molgramostim is currently manufactured entirely outside the U.S. and, as a result, we may experience interruptions in supply due to shipping or customs difficulties or regional instability. Furthermore, changes in currency fluctuations, shipping costs, or import tariffs could adversely affect cost of goods sold. Any of the above factors could cause us to delay or suspend anticipated or ongoing trials, regulatory submissions, or commercialization of our product candidate, entail higher costs, or result in being unable to effectively commercialize our product. Our dependence upon third parties for the manufacture of our clinical trial material may adversely affect our future costs and our ability to develop and commercialize our product candidate on a timely and competitive basis.

We rely significantly on third parties to conduct our nonclinical testing and clinical trials and other aspects of our molgramostim development program, and if those third parties do not satisfactorily perform their contractual obligations or meet anticipated deadlines, the development of our molgramostim product candidate could be adversely affected.

We do not employ personnel or possess the facilities necessary to conduct many of the activities associated with our programs. We engage consultants, advisors, CROs, and others to assist in the design and conduct of nonclinical and clinical trials of our product candidate, with interpretation of the results of those trials and with regulatory activities, and we expect to continue to outsource all or a significant amount of such activities. Specifically, in early 2021, we engaged Parexel to support our IMPALA-2 clinical trial development activities. As a result, many important aspects of our development programs are and will continue to be outside our direct control, and our third-party service providers may not perform their activities as required or expected, including the maintenance of good clinical practice (“GCP”), good laboratories practice (“GLP”), and cGMP compliance, which are ultimately our responsibility to ensure. Further, such third parties may not be as committed to the success of our programs as our own employees and, therefore, may not devote the same time, thoughtfulness, or creativity to completing projects or problem-solving as our own employees would. To the extent we are unable to successfully manage the performance of third-party service providers, our business may be adversely affected.

The CROs that we engage to execute our clinical trials play a significant role in the conduct of the trials, including patient enrollment and the collection and analysis of trial data. We likely will depend on CROs and clinical investigators to conduct future clinical trials and to assist in analyzing data from completed trials and developing regulatory strategies for our product candidate. Individuals working at the CROs with which we contract, as well as investigators at the sites at which our trials are conducted, are not our employees, and we have limited control over the amount or timing of resources that they devote to their programs. In addition, our CROs may be affected by business or workforce interruptions for many reasons, including as a result of an outbreak of COVID-19, emerging variants, or another infectious disease, over which they and we have limited control. If our CROs, trial investigators, and/or third-party sponsors fail to devote sufficient time and resources to trials of our product candidate, if we and/or our CROs do not comply with all GLP and GCP regulatory and contractual requirements, or if their performance is substandard, we may delay commencement and/or completion of these trials, submission of applications for regulatory approval, regulatory approval, and commercialization of our product candidate. Failure of CROs to meet their obligations to us could adversely affect development of our product candidate.

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

We are substantially dependent upon our primary CRO, Parexel, for conducting our IMPALA-2 clinical trial.

We do not employ personnel or possess the facilities necessary to conduct many of the activities associated with our IMPALA-2 clinical trial. We have engaged a CRO, Parexel, to assist in the conduct of the trial. As a result, many important aspects of our development programs are, and will, continue to be outside our direct control. Parexel may not perform their activities as required or expected, including the maintenance of GCP and GLP. Further, Parexel may not be as committed to the success of our program as our own employees would. To the extent we are unable to successfully manage the performance of Parexel, our business may be adversely affected.

Our employees, independent contractors and consultants, principal investigators, CROs, CMOs, other vendors, and any future commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk that our employees, independent contractors and consultants, principal investigators, CROs, CMOs, other vendors, and any future commercial partners may engage in fraudulent conduct or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with manufacturing standards required by cGMP or our standards, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, and to report financial information or data accurately or disclose unauthorized activities to them. The misconduct of our employees and other service providers could involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Although we have adopted a code of business conduct and ethics, it is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us or our service providers, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions. For example, if one of our manufacturing partners were placed under a consent decree, we may be hampered in our ability to manufacture clinical or commercial supplies.

Our operations might be interrupted and financial results could be adversely impacted by the occurrence of a natural disaster, acts of war or terrorism, system malfunction, telecommunication and electrical failures or other catastrophic event, or public health crises, such as a pandemic (e.g. COVID-19).

Our corporate headquarters is located in a commercial facility in Austin, Texas, USA. Important documents and records, including copies of our regulatory documents and other records for our product candidate, are located both at a secure offsite document storage facility as well as at our own facilities, and we depend on our facilities for the continued operation of our business. Natural disasters and other catastrophic events, such as wildfires and other fires, earthquakes and extended power interruptions, public health crises, severe weather conditions, or acts of war or terrorism, such as the conflict between Russia and Ukraine, could significantly disrupt our operations and result in additional, unplanned expense. Any natural disaster or catastrophic event could disrupt our business operations and result in setbacks to our development programs. Even though we believe we carry commercially reasonable insurance, we might suffer losses that are not covered by or exceed the coverage available under these insurance policies.

In addition, our operations may be adversely impacted by international conflict. For example, tensions between Ukraine and Russia have escalated in recent months, culminating in Russia’s recent invasion of Ukraine. The political and physical conditions in Ukraine and Russia, as well as in neighboring countries, may disrupt our supply chain and increase our costs, which may adversely affect our ability to conduct ongoing clinical trials and impact patients’ ability to partake in our clinical trials. While we do not believe this conflict will have a material impact on our current operations, given the rapidly evolving situation and the potential to expand beyond Ukraine and Russia, the full impact of the conflict remains uncertain.

During the first quarter of 2020, COVID-19 was declared a pandemic by the World Health Organization, resulting in significant disruptions to U.S. and international manufacturing and supply chains or operations as well as travel restrictions in the U.S. and many other countries. Global supply chain disruptions have resulted in delays and increased costs associated with the goods. While the continued impact of the current COVID-19 pandemic and emerging variants on our business and financial results is uncertain, the COVID-19 pandemic has had a negative impact on our business, financial condition, and operating results. There have been and could be additional delays in the manufacturing supply chain for our product candidate, including delays in procurement of materials for certain of our clinical trials due to the outbreak, delays in clinical trials and recruitment. Further, we have experienced an increase in costs associated with the supply chain disruption. In a more severe scenario, our business, financial condition, and operating results could be more significantly affected. Given the dynamic nature of these circumstances, the impact of potential future disruptions of the manufacturing and supply chain associated with the COVID-19 pandemic and emerging variants is difficult to predict.

We currently have limited marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidate, if approved, or generate product revenue.

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

As of March 30, 2022, we had 22 employees including 14 employees engaged in research and development. As we advance our molgramostim product candidate through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance, and other resources to manage our operations and clinical trials, continue our development activities, and commercialize our product candidate, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers, and other organizations.

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

Risks Related to Information Technology and Data Privacy

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

We have experienced and may continue to experience attempts to breach our security and attempts to introduce malicious software into our IT systems; however, to date and to our knowledge, such attacks have not resulted in any material damage to us. Because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks, and we cannot predict the extent, frequency or impact these attacks may have on us. To the extent our business is interrupted, this impact could result in reputational, competitive, operational, or other business harm as well as financial costs and regulatory action, and the theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position.

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

The Company’s remote working arrangements could significantly increase the Company’s digital and cybersecurity risks.

A majority of our employees work remotely from their homes. With the shift to remote working and the use of virtual board and executive management meetings, cybersecurity risks are exponentially greater. Additionally, the Company’s adoption of remote work arrangements may introduce additional threats to our information technology networks and infrastructure. Technology in employees’ homes may not be as robust and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunication systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations.

If we or our vendors fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity, which could negatively affect our operating results and business.

A number of state, national, and foreign laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. Due to our Danish subsidiary, Savara ApS, our clinical trial activities, and operations in Europe, we are subject to data protection laws in the EU, including the General Data Protection Regulation (“GDPR”). The GDPR, which became effective on May 25, 2018, has caused the EU requirements for the protection of personal data to become more stringent and increased the penalties for non-compliance. Penalties can consist of fines up to €20 million or 4% of global annual revenues, whichever is higher. As a result, we have been required to implement additional mechanisms to ensure compliance with the new EU data protection rules, which may cause us to incur additional costs. Similarly, in June 2018, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020. The CCPA, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights to opt-out of certain sales of personal information. The CCPA creates a private right of action for statutory damages for certain breaches of information and the California Attorney General has proposed regulations under the CCPA which became effective on July 1, 2020. In addition, the California Privacy Rights Act was passed in November 2020 expanding CCPA regulations and will have an impact on our future privacy obligations. Other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA. In Canada, both the federal government and certain provinces have also proposed new legislation imposing significant and unprecedented obligations, fines, and liabilities regarding data handling. We may be required to implement additional mechanisms to comply with the CCPA or such other state laws, or the proposed Canadian legislation, which may be difficult to implement and may require us to incur additional costs. If we or our vendors fail to comply with applicable data privacy laws, including the GDPR, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted. A data security breach or change in applicable privacy or security laws or regulations could require us to devote significant management resources to address the problems created by the breach or such change in laws or regulations, and, further, to expend significant additional resources to upgrade the security measures that we employ to guard against such breaches or comply with such change in laws or regulations, each of which could disrupt our business, operations, and financial condition. Because many of these laws are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement. Consequently, we may incur significant costs related to preventing breaches and ensuring compliance with applicable laws regarding the protection and unauthorized disclosure of personal information. The potential costs of non-compliance with these laws and regulations may include significant penalties.

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

Clinical development typically is expensive, can take many years to complete, and its outcome is inherently uncertain. Clinical trials may not commence on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a variety of reasons, including:

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
•
delays caused by patients dropping out of a clinical trial due to side effects, concurrent disorders, difficulties in adhering to the trial protocol, unknown issues related to different patient profiles than in previous trials, contracting COVID-19 or an emerging variant, or otherwise;
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
•
delays in enrollment and the treatment of patients caused by COVID-19 and emerging variants; and

•
delays due to supply chain disruptions as a result of COVID-19 and emerging variants, international conflict, or other unexpected event.

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

For example, although we are not aware of any companies developing an inhaled form of GM-CSF for the treatment of aPAP, Leukine® (sargramostim), a yeast-derived recombinant human granulocyte-macrophage colony stimulating factor, rhu-GM-CSF, which is a product of Partner Therapeutics, Inc., is being utilized by some patients, domestically and internationally, for the off-label treatment of aPAP. Additionally, Partner Therapeutics, Inc. is working with the Pharmaceuticals and Medical Devices Agency and the Ministry of Health, Labour, and Welfare in Japan for regulatory approval of Leukine® for the treatment of aPAP. We cannot assess the likelihood of formal regulatory approval of Leukine®, the effectiveness of its off-label administration to patients with aPAP, or the number of aPAP patients using Leukine® for off-label treatment. However, the current off-label administration of Leukine® could adversely affect the enrollment of patients in our IMPALA-2 trial.

Additionally, as we continue to advance the IMPALA-2 trial, there remains a general uncertainty regarding the impact of COVID-19 and emerging variants on the aPAP patient population and physicians. Patients suffering from aPAP are prone to underlying lung conditions and are often treated by infectious disease specialists and pulmonologists. These treating physicians are on the front lines in addressing this global pandemic and must now, understandably, focus their attention on COVID-19. Further, if an aPAP patient enrolled in the trial were to contract COVID-19, they may need to discontinue their participation.

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

Clinical development of pharmaceutical products for humans is generally very expensive, takes many years to complete, and failures can occur at any stage of clinical testing. We estimate that clinical development of our product candidate will take several additional years to complete; however, because of the variety of factors that can affect the design, timing, and outcome of clinical trials, we are unable to estimate the exact funds required to complete research and development, obtain regulatory approval, and commercialize our product candidate. We will need significant additional capital to continue to advance our products as per current business plans.

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

Changes in governmental regulations and guidance relating to clinical trials may occur and we may need to amend clinical trial protocols to reflect these changes, or we may amend trial protocols for other reasons. Amendments may require us to resubmit protocols to IRBs for re-examination and approval or renegotiate terms with CROs, clinical trial sites, and investigators, all of which may adversely impact the costs or timing of or our ability to successfully complete a trial.

There is significant uncertainty regarding the regulatory approval process for any investigational new drug, substantial further testing and validation of our product candidate and related manufacturing processes may be required, and regulatory approval may be conditioned, delayed, or denied, any of which could delay or prevent us from successfully marketing our product candidate and substantially harm our business.

Pharmaceutical products generally are subject to rigorous nonclinical testing and clinical trials and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or materially influence the manufacturing, safety, labeling, storage, record keeping, and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations is time-consuming and requires the expenditure of substantial resources. Molgramostim is currently in Phase 3 clinical testing. The top line results from our first Phase 3 clinical trial, IMPALA, were released by us on June 12, 2019 and did not meet all of the statistical goals and protocol end points. On October 1, 2019, we received a written response from the FDA in connection with a Type C meeting regarding the molgramostim development program for aPAP and results from IMPALA in which the FDA indicated that the data provided in the briefing package for the Type C meeting did not provide sufficient evidence of efficacy and safety for the treatment of aPAP.

On December 23, 2019, the FDA provided communication to us regarding the granting of Breakthrough Therapy designation, a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on clinically significant endpoint(s), for molgramostim for the treatment of aPAP. As such, we have worked with the FDA and EMA and determined the scope and design of an additional Phase 3 trial for the molgramostim development program for the treatment of aPAP, the IMPALA-2 trial. The scope, powering, cost, and timing of IMPALA-2 will require us to expend substantial additional resources. Additional clinical trials, and/or other costly trials, could require us to expend substantial additional resources and could significantly extend the timeline for clinical development prior to market approval.

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

Further, development of our product candidate and/or regulatory approval may be delayed for reasons beyond our control. For example, U.S. federal government shut-downs or budget sequestrations, such as ones that occurred during January 2018 and December 2018 through January 2019, may result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidate or obtain regulatory approval for our product candidate. Further, regulatory oversight and actions may be disrupted or delayed in regions particularly impacted by COVID-19 and emerging variants if regulators and industry professionals are expending significant and unexpected resources addressing the outbreak.

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

Even if initial regulatory approval is obtained, as a condition to the initial approval, the FDA or a foreign regulatory agency may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or marketing surveillance programs, any of which would limit the commercial potential of the product. Our molgramostim product candidate also will be subject to ongoing FDA requirements related to the manufacturing processes, labeling, packaging, storage, distribution, advertising, promotion, record-keeping, and submission of safety and other post-market information regarding the product. For instance, the FDA may require changes to approved drug labels, require post-approval clinical studies, and impose distribution and use restrictions on certain drug products. In addition, approved products, manufacturers, and manufacturers’ facilities are subject to continuing regulatory review and periodic inspections. If previously unknown problems with a product are discovered, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, the FDA may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we or a CMO of ours fail to comply with applicable regulatory requirements, a regulatory agency may:

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

If our product candidate receives regulatory approval but fails to achieve significant market acceptance among the medical community, patients, or third-party payers, the revenue we generate from its sales will be limited and our business may never achieve profitability.

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

Even if we receive regulatory approval to market our product candidate in the U.S., we may never receive approval or commercialize our product outside of the U.S., which would limit our ability to realize the full commercial potential of our product candidate.

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

The FCPA, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We face the risk that an employee or agent could be accused of violating one or more of these laws, particularly in geographies where significant overlap exists between local government and healthcare industries. In many countries, hospitals are operated by the government and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. Such an accusation, even if unwarranted, could prove disruptive to our developmental and commercialization efforts. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The SEC may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

Other countries have similar laws with which we must comply. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the E.U. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain E.U. member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual country. These requirements are provided in the national laws, industry codes, or professional codes of conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

Risks Related to Our Intellectual Property

Our success will depend on obtaining and maintaining effective intellectual property protection for our product candidate and proprietary technology.

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

Our success depends on our ability to prevent competitors from duplicating or developing and commercializing equivalent versions of our product candidate, but patent protection may be difficult to obtain and any issued claims may be limited.

If we are issued a patent, it may not provide us with significant competitive advantages because the validity or enforceability of the patents may be challenged and, if instituted, one or more of the challenges may be successful. Patents may be challenged in the U.S. under post-grant review proceedings, inter partes re-examination, ex parte re-examination, or challenges in district court. Patents issued in foreign jurisdictions may be subjected to comparable proceedings lodged in various foreign patent offices, or courts. These proceedings could result in either loss of the patent or loss or reduction in the scope of one or more of the claims of the patent. Even if a patent issues and is held valid and enforceable, competitors may be able to design around our patents, such as by using pre-existing or newly developed technology, in which case competitors may not infringe our issued claims and may be able to market and sell products that compete directly with us before and after our patents expire.

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

Furthermore, the issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and future patents we may own or license may be challenged in the courts or patent offices in and outside of the U.S. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to use our patents to stop others from using or commercializing similar or identical products or technology, or limit the duration of the patent protection of our technology and drugs. Given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

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

Our commercial success depends on our ability and the ability of our CMOs and component suppliers to develop, manufacture, market, and sell our product and product candidate and use our proprietary technology without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are or may be developing products. Because patent applications can take many years to publish and issue, there currently may be pending applications, unknown to us, that may later result in issued patents that our product, product candidate, or technology infringe, or that the process of manufacturing our product or any of our respective component materials, or the component materials themselves, infringe, or that the use of our product, product candidate, or technology infringe.

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

We are subject to uncertainty relating to healthcare reform measures and reimbursement policies that, if not favorable to our product, could hinder or prevent our product’s commercial success, if our product candidate is approved.

The unavailability or inadequacy of third-party payer coverage and reimbursement could negatively affect the market acceptance of our product candidate and the future revenues we may expect to receive from those products. The commercial success of our product candidate, if approved, will depend on the extent to which the costs of such products will be covered by third-party payers, such as government health programs, commercial insurance, and other organizations. Third-party payers are increasingly challenging the prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. These challenges to prices may be problematic to us since our products are targeted for a small number of patients (those suffering from orphan diseases), thus requiring us to charge very high prices in order to recover development costs and achieve a profit on our revenue. If these third-party payers do not consider our products to be cost-effective compared to other therapies, we may not obtain coverage for our products after approval as a benefit under the third-party payers’ plans or, even if we do, the level of coverage or payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Our business (in particular, the use of our product candidate in clinical trials and the sale of any products for which we obtain marketing approval) will expose us to product liability risks. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies, or others selling or involved in the use of our products. If we cannot successfully defend ourselves against any such claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for our products and loss of revenue;
•
impairment of our business reputation;
•
delays in enrolling patients to participate in our clinical trials;
•
withdrawal of clinical trial participants;
•
a “clinical hold,” suspension or termination of a clinical trial or amendments to a trial design;
•
significant costs of related litigation;
•
substantial monetary awards to patients or other claimants; and
•
the inability to commercialize our product candidate.

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

We expect that we will expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidate, but we may be unable to obtain product liability insurance on commercially acceptable terms or may not be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. Large judgments have been awarded in class action lawsuits based on drug products that had unanticipated side effects. A successful product liability claim or series of claims brought against us, if judgments exceed our insurance coverage, could consume a significant portion of our cash and adversely affect our business.

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
•
our ability to obtain regulatory approvals for our product candidate, and delays or failures to obtain such approvals;
•
failure to meet or exceed any financial and development projections that we may provide to the public;

•
failure to meet or exceed the financial and development projections of the investment community;
•
failure of our product candidate, if approved, to achieve commercial success;
•
failure to maintain our existing third-party license and supply agreements;
•
failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•
changes in laws or regulations applicable to our product candidate;
•
any inability to obtain adequate supply of our product candidate or the inability to do so at acceptable prices;
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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. Additionally, financial markets and the global economy may be adversely affected by the current or anticipated impact of the military conflict between Russia and Ukraine or other related geopolitical events. These broad market fluctuations may also adversely affect the trading price of our common stock.

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

Our common stock is currently listed on the Nasdaq Global Select Market, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements, and a $1.00 minimum closing bid price requirement. If our common stock trades at closing bid prices below $1.00 for 30 consecutive business days, or if we are unable to satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have an adverse effect on the market liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, fewer business development opportunities, and adversely affect our ability to obtain financing for the continuation of our operations.

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

In March 2020, the SEC amended the definitions of accelerated filer and large accelerated filer to exclude smaller reporting companies that have not yet begun to generate significant revenue. Accordingly, we changed our status from a smaller reporting company, accelerated filer, to a smaller reporting company, non-accelerated filer, effective for the 2020 annual report on Form 10-K. In accordance with the SEC amendments, we no longer require an integrated independent audit of our internal controls under Sarbanes-Oxley 404(b) but will continue to comply with Sarbanes-Oxley 404(a) and (c).

We do not expect to pay any cash dividends in the foreseeable future.

We expect to retain any future earnings to fund the development and growth of our business and do not expect to pay any cash dividends. As a result, capital appreciation, if any, of our common stock will be stockholders’ sole source of gain, if any, for the foreseeable future.

We may be unable to use certain of our net operating losses and other tax assets.

We have substantial tax loss carry forwards for US federal income tax and state income tax purposes. In general, our net operating losses and tax credits have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. In particular, our ability to fully use certain US tax loss carry forwards and general business tax credit carry forwards generated up to and including December 2019 to offset future income or tax liability is limited under section 382 of the Internal Revenue Code of 1986, as amended. Changes in the ownership of our stock, including those resulting from the issuance of shares of our common stock offerings or upon exercise of outstanding options, may limit or eliminate our ability to use certain net operating losses and tax credit carry forwards in the future.

Item 1B. Unresolved Staff Comments.

We do not have any unresolved comments issued by the SEC staff.

Item 2. Properties.

Our corporate headquarters is located in Austin, Texas, where we lease approximately 2,260 square feet of office space pursuant to a lease that expires in December 2022.

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

As of March 30, 2022, we had approximately 119 record holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Equity Compensation Plan Information

The table below provides information about our common stock that, as of December 31, 2021, may be issued upon the exercise of options and the vesting of RSUs under the following equity compensation plans (which are all our equity compensation plans; provided, however, that new equity awards may only be issued under the 2015 Omnibus Incentive Plan and the 2021 Inducement Plan):

•
2015 Omnibus Incentive Plan (the “2015 Plan”)
•
Savara Inc. Stock Option Plan (the “2008 Plan”)
•
2021 Inducement Equity Incentive Plan (the "2021 Inducement Plan”)
•
Non-statutory Stock Option Agreement (Inducement Award) between Badrul Chowdhury and Savara Inc. dated November 26, 2019

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b) (1)	(c)
Equity compensation plans approved by security holders	6,061,216	(2)	$2.48	202,362
Equity compensation plans not approved by security holders	1,430,000	(3)	$1.25	270,000
Total	7,491,216		$2.25	472,362

(1) The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding

RSUs, which have no exercise price.

(2) Includes 4,864,881 shares issuable upon the exercise of outstanding options granted under the 2015 Plan, 997,375 shares issuable upon the vesting of RSUs granted under the 2015 Plan, and 198,960 shares issuable upon the exercise of outstanding options granted under the 2008 Plan.

(3) Includes 300,000 shares issuable upon the exercise of options granted to Dr. Chowdhury under his inducement award agreement, 855,000 shares issuable upon the exercise of outstanding options granted under the 2021 Inducement

Plan, and 275,000 shares issuable upon the vesting of RSUs granted under the 2021 Inducement Plan.

Unregistered Sales of Equity Securities

None that have not been previously reported.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those identified under Item 1A. “Risk Factors” in this report.

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our lead program, molgramostim nebulizer solution (“molgramostim”), is an inhaled granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). Previously, our pipeline included molgramostim for nontuberculous mycobacterial (NTM) lung infection in both non-cystic fibrosis (“CF”) and CF patients, vancomycin hydrochloride inhalation powder (“vancomycin”) for persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in people living with CF and inhaled liposomal ciprofloxacin (“Apulmiq”) for non-CF bronchiectasis. Savara, together with its wholly-owned subsidiaries, which includes Aravas Inc., Savara ApS, Drugrecure A/S, and Savara Australia Pty. Limited, operate in one segment with its principal office in Austin, Texas.

Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to December 31, 2021, we have raised net cash proceeds of approximately $392.9 million, primarily from public offerings of our common stock, private placements of convertible preferred stock, and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $43.0 million and $49.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $300.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We have chosen to operate by outsourcing our manufacturing and most of our clinical operations. We expect to incur significant additional expenses and continue to incur operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our product candidate. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

As of December 31, 2021, we had cash and cash equivalents of $34.0 million and short-term investments of $127.2 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Recent Events

COVID-19

The continuing COVID-19 global pandemic poses risks to our business. As we commence enrollment of our additional Phase 3 trial for the use of molgramostim for the treatment of aPAP, there remains a general uncertainty regarding the impact of COVID-19 on the aPAP patient population and physicians. Patients suffering from aPAP lung disease are prone to underlying lung conditions and are often treated by infectious disease specialists and pulmonologists. These treating physicians are on the front lines in addressing this global pandemic and must now, understandably, focus their attention on COVID-19. Further, if an aPAP patient enrolled in the study were to contract COVID-19, they may need to discontinue their participation.

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

As of the date of this report:

•
management monitors local conditions and establishes appropriate policies to help ensure the health and safety of our employees;
•
our third-party service providers, manufacturers, and suppliers may experience similar circumstances which could negatively impact our supply chain and progress of our development pipeline; and
•
COVID-19 and related safety concerns have and could delay recruitment of our clinical trials.

The COVID-19 pandemic remains extremely fluid and we are continuing to re-assess the impact on our operations by monitoring the spread of COVID-19, emerging COVID-19 variants, and the actions implemented to combat the virus in various regions throughout the world. Where appropriate, we are making necessary operational and strategic decisions where possible, in an attempt to mitigate the negative impact of the virus on our operations.

Income Taxes

The CARES Act

In response to the COVID-19 pandemic, many governments are taking measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act”), which was enacted on March 27, 2020 in the U.S., includes many measures to assist companies, including temporary changes to income and non-income-based tax laws.

Additionally, the CARES Act provides for non-income tax provisions, such as allowing payments of the employer share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020 to be paid over the following two years. Other provisions will allow eligible employers subject to closure due to the COVID-19 pandemic to receive a 50% credit on qualified wages against their employment taxes each quarter with any excess credits eligible for refunds.

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

We have assessed the provisions of the CARES Act, EO, and ARP and do not believe the measures mentioned above materially impact us or are relevant to our tax reporting. However, we are continuing to assess these and other provisions of the CARES Act and ARP and any potential additional federal stimulus packages with regards to their impact on our tax reporting as well as any provisions which may benefit us or our employees.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Refer to Note 2. Summary of Significant Accounting Policies in the notes to our consolidated financial statements in this Annual Report for additional discussion.

Accrued Research and Development Expenses

We record the costs associated with research, nonclinical and clinical trials, and manufacturing development as incurred. These costs are a significant component of our research and development expenses, with a substantial portion of our on-going research and development activities conducted by third party service providers, including contract research and manufacturing organizations.

We accrue for expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers for which payment flows do not match the periods over which materials or services are provided to us. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. We make significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be amortized or expensed as the contracted services are performed. As actual costs become known, we adjust our prepaids and accruals. Inputs, such as the services performed, the number of patients enrolled, or the trial duration, may vary from our estimates, resulting in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations. To date, we have not experienced any material deviations between accrued and actual research and development expenses.

Business Combinations

We account for business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and as further defined by Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805), which requires the purchase price to be measured at fair value. When the purchase consideration consists entirely of shares of our common stock, we calculate the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition and, if the transaction involves contingent consideration based on achievement of milestones or earn-out events, the probability-weighted fair value, as of the acquisition date, of shares issuable upon the occurrence of future events or conditions pursuant to the terms of the agreement governing the business combination. If the transaction involves such contingent consideration, our calculation of the purchase price involves probability inputs that are highly judgmental due to the inherent unpredictability of drug development, particularly by development-stage companies such as ours. We recognize estimated fair values of the tangible assets and intangible assets acquired, including IPR&D, and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the purchase price of the tangible and intangible assets acquired and liabilities assumed in excess of the fair value.

Goodwill and Acquired In-Process Research and Development

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, our IPR&D and goodwill, when applicable, is determined to have indefinite lives and, therefore, is not amortized. Instead, it is tested for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired. For instance, based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be materially negative impacts to the assumptions made with respect to our IPR&D assets that could result in an impairment of such assets.

With respect to the impairment testing of acquired IPR&D, ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, provide us a two-step impairment process with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more-likely-than not (that is, a likelihood of more than 50%) that our acquired IPR&D is impaired. If we choose to first assess qualitative factors and we determine that it is more-likely-than not acquired IPR&D is not impaired, we are not required to take further action to test for impairment.

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, outlines an impairment model providing us the option to implement a one-step method for determining impairment of goodwill, thereby simplifying the subsequent measurement of goodwill by eliminating Step 2 (quantitative calculation of measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill) from the goodwill impairment test. Under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

When we perform a quantitative assessment of acquired IPR&D, we compare its carrying value to its estimated fair value to determine whether an impairment exists. In previous years, due to a lack of Level 1 or Level 2 inputs, the Multi-Period Excess Earnings Method (“MPEEM”), which is a form of the income approach, was used to estimate the fair value of acquired IPR&D when performing a quantitative assessment. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. We evaluate potential impairment of our acquired IPR&D annually on September 30, utilizing a qualitative approach and determining if it was more-likely-than not that the fair value was impaired. We evaluate potential impairment of our acquired goodwill, if any, annually on June 30, performing the quantitative analysis based upon market capitalization.

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

If the associated research and development effort is abandoned, the related asset will be written-off, and we will record a non-cash impairment loss on our consolidated statements of operations and comprehensive loss. For those products that reach commercialization, the IPR&D asset will be amortized over its estimated useful life.

Product Revenue

We record revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers. To date, we have not generated any product revenue from our product candidates.

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

Share-based Compensation Expenses

We recognize the cost of stock-based awards granted to employees based on the estimated grant-date fair value of the awards. The value of the award is recognized as expense ratably over the requisite service period. We recognize the compensation costs for awards that vest over several years on a straight-line basis over the vesting period. Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. In addition, we account for any modifications to stock-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation.

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

Financial Operations Overview

Research and Development Expenses

We recognize research and development expenses as they are incurred. These expenses consist primarily of the following:

•
expenses incurred under agreements with CROs, consultants, and clinical trial sites that conduct research and development activities on our behalf;
•
laboratory and vendor expenses related to the execution of our clinical trials;
•
contract manufacturing expenses, primarily for the production of clinical supplies; and
•
internal costs that are associated with activities performed by our research and development organization, which primarily consists of:
•
personnel costs, which include salaries, benefits and stock-based compensation expense;
•
facilities and other expenses, which include expenses for maintenance of facilities and depreciation expense; and
•
regulatory expenses and technology license fees related to development activities.

The largest component of our operating expenses has historically been our investment in research and development activities. The following table shows our research and development expenses by product candidate for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
	(in thousands)
Product candidates:
Molgramostim	$26,327	$19,960
Vancomycin	2,664	9,582
Other	—	5,496
Total research and development expenses	$28,991	$35,038

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

General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of salaries, benefits, and related costs for personnel in executive, finance and accounting, legal, and investor relations; as well as professional and consulting fees for accounting, legal, investor relations, business development, human resources, and information technology services. Other G&A expenses include facility lease and insurance costs.

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

Results of Operations — Comparison of Years Ended December 31, 2021 and 2020

	Year ended December 31,		Dollar
	2021	2020	Change
	(in thousands)
Milestone revenue	$—	$257	$(257)
Operating expenses:
Research and development	$28,991	$35,038	$(6,047)
General and administrative	12,350	14,264	(1,914)
Depreciation and amortization	136	255	(119)
Total operating expenses	41,477	49,557	(8,080)
Loss from operations	(41,477)	(49,300)	7,823
Other expense, net	(1,537)	(315)	(1,222)
Net loss	$(43,014)	$(49,615)	$6,601

Milestone Revenue

We recognized $0.3 million in revenue during the year ended December 31, 2020 related to the prior achievement and receipt of a milestone payment in October 2018 pursuant to a license agreement. The license agreement was terminated during the third quarter of 2020 causing all performance obligations to have been satisfied, which resulted in the recognition of revenue. There was no such revenue recorded during the year ended December 31, 2021.

Research and Development

Research and development expenses decreased $6.0 million, or 17.3%, to $29.0 million for the year ended December 31, 2021 from $35.0 million for the year ended December 31, 2020. The decrease is largely attributable to $5.4 million of acquisition costs for the acquisition of an inhaled liposomal ciprofloxacin product candidate (the “Licensed Product”) in March 2020 and a $6.9 million decrease in CMC and clinical operations activities associated with the wind down of our vancomycin study. This is partially offset by a $6.4 million increase in costs associated with molgramostim for the treatment of aPAP related to the startup and progression of the IMPALA-2 trial.

General and Administrative

General and administrative expenses decreased $1.9 million, or 13.4%, to $12.4 million for the year ended December 31, 2021 from $14.3 million for the year ended December 31, 2020. The decrease is primarily due to the recognition of a one-time non-recurring charge of $0.8 million for non-cash stock-based compensation and approximately $1.5 million of paid and accrued severance payments to former members of executive management during the year ended December 31, 2020.

Other Expense, Net

Other expense, net, increased $1.2 million to $1.5 million for the year ended December 31, 2021 from $0.3 million for the year ended December 31, 2020. The change is primarily related to a reduction in investment income of approximately $0.8 million, which is included in the Interest expense, net line item on the consolidated statement of operations in this Annual Report. This reduction is primarily due to lower interest rates. Additionally, Foreign currency exchange (loss) gain decreased to a loss by $0.3 million due to a change in foreign currency exchange rates.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, we had $34.0 million in cash, $127.2 million in short-term investments, and an accumulated deficit of $300.5 million. Since inception through December 31, 2021, our operations have been financed primarily by net cash proceeds of approximately $392.9 million, primarily from public offerings of common stock, private placements, and debt financings.

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

Debt Facility

As discussed in Note 7. Debt Facility in the notes to the consolidated financial statements included in this Annual Report, we entered into a loan and security agreement with Silicon Valley Bank during the year ended December 31, 2017, which was amended a fourth time in March 2021, under which we have drawn a total of $25 million.

Common Stock Sales Agreement

Wainwright Sales Agreement

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

On July 2, 2021, the Company delivered written notice to Wainwright that it was terminating the Wainwright Sales Agreement effective July 12, 2021.

Evercore Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore Group L.L.C., (“Evercore”), as sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $60 million. The Agreement was effective on July 16, 2021 (“New Registration Statement”), the date the Company’s shelf registration agreement on Form S-3, as filed with the SEC on July 6, 2021, was declared effective by the SEC. The Shares will be offered and sold pursuant to the New Registration Statement. Subject to the terms and conditions of the Sales Agreement, Evercore will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the year ended December 31, 2021, we did not sell any shares of common stock under either the Wainwright Sales Agreement or the Evercore Sales Agreement. During the year ended December 31, 2020, we sold 942,825 shares of common stock under the Wainwright Sales Agreement for net proceeds of approximately $2.3 million.

Recent Public Offering

On March 11, 2021, we completed a public issuance of our common stock and pre-funded warrants for gross proceeds of approximately $130 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses, of approximately $122.2 million as discussed in Note 10. Stockholders’ Equity in the notes to the consolidated financial statements included in this Annual Report. Since 2017, we have completed four public offerings with combined net proceeds, after deducting the underwriting discounts and commissions and offering expenses, of approximately $257.6 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(40,081)	$(39,836)
Cash (used in) provided by investing activities	(69,456)	9,053
Cash provided by financing activities	120,806	3,689
Effect of exchange rate changes	(137)	170
Net change in cash	$11,132	$(26,924)

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2021 was $40.1 million, consisting of a net loss of $43.0 million, a $1.8 million decrease in Accounts payable and Accrued expenses and other current liabilities mostly relating to the wind down or completion of our non-aPAP trials during 2020, and a $1.0 million increase in Prepaid and other current assets associated with prepaid research and development costs for our IMPALA-2 trial. This was partially offset by approximately $5.8 million of non-cash charges (comprised primarily of depreciation and amortization including right-of-use assets, amortization on premium to short-term investments, amortization of debt issuance costs and stock-based compensation).

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

Cash flows from investing activities

Cash used in or provided by investing activities for the years ended December 31, 2021 and 2020 was primarily the result of net sale and maturities of short-term investments. In addition, we paid $3.2 million in the first quarter of 2020 related to the acquisition of Apulmiq.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2021 was $120.8 million, which was primarily related to $122.2 million in net proceeds from the public issuance of common stock and pre-funded warrants and $2.5 million in net proceeds from the exercise of warrants. This was partially offset by the payment of $3.9 million to repurchase outstanding warrants, as discussed in Note 10. Stockholders’ Equity in the notes to the consolidated financial statements included in this Annual Report.

Cash provided by financing activities for the year ended December 31, 2020 was $3.7 million, which was primarily related to net proceeds of $2.3 million related to the sales of our common stock through “at the market offerings” under the Sales Agreement and $1.8 million of net proceeds related to the exercise of certain milestone warrants issued in a private placement offering of our common stock in December 2019. These proceeds were partially offset by the payment of $0.5 million related to the end of period charge following the Third Amendment of our debt facility with Silicon Valley Bank in January 2020.

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

As of December 31, 2021, we had cash, cash equivalents, and short-term investments of $161.2 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 11. Commitments - Manufacturing and Other of the consolidated financial statements in this Annual Report, we may need to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

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

For a summary of the contingent milestone payments and commitments, refer to Note 11. Commitments - Manufacturing and Other, of the consolidated financial statements in this Annual Report.

Other Contracts

We enter into contracts in the normal course of business with various third parties for research studies, clinical trials, testing, and other services. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies - Recent Accounting Pronouncements, of the consolidated financial statements in this Annual Report milestone for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have market risk exposure related to our cash, cash equivalents and short-term investment securities. Such interest-earning instruments carry a degree of interest rate risk; however, we have not been exposed to nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our audited consolidated financial statements. Additionally, our investment securities are fixed income instruments denominated and payable in U.S. dollars and have short-term maturities, typically less than twelve months, and typically carry credit ratings of “A” at a minimum by two of three nationally recognized statistical rating organizations, specifically Moody’s, Standard & Poor’s or Fitch. As such, we do not believe that our cash, cash equivalents, and short-term investment securities have significant risk of default or illiquidity.

We have ongoing operations in Denmark and pay those vendors in local currency (Danish Krone) or Euros. We seek to limit the impact of foreign currency fluctuations through the use of derivative instruments, and short-term foreign currency forward exchange contracts not designated as hedging instruments. We did not recognize any significant exchange rate losses during the years ended December 31, 2021 and 2020. A 10% change in the Krone-to-dollar or Euro-to-dollar exchange rate on December 31, 2021 would not have had a material effect on our results of operations or financial condition.

We also have interest rate exposure as a result of our Loan Agreement, as amended, with Silicon Valley Bank. As of December 31, 2021, the outstanding gross principal amount of the secured term loan was $25.0 million. The loan bears interest at the prime rate reported in The Wall Street Journal, plus a spread of 3.00%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on December 31, 2021 were to have occurred, this change would not have had a material effect on the value of our investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief

Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

As a smaller reporting company, we were not required to obtain an audit on the effectiveness of our internal control over financial reporting as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during Savara’s quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Documents Filed. The following documents are filed as part of this report:

(1) Financial Statements. The following report of RSM US LLP and financial statements:

•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets as of December 31, 2021 and 2020
•
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020
•
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020
•
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
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

Item 16. Form 10-K Summary.

Not applicable.

Exhibit Index

Exhibit Number	Description
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

4.19		Description of Registered Securities (Incorporated by reference to Exhibit 4.25 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020.)
4.20		Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2021.)
10.1

Loan and Security Agreement, dated April 28, 2017, among Savara Inc., Aravas Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2017.)

10.2

First Amendment dated October 31, 2017, to Loan and Security Agreement, dated April 28, 2017, among Savara Inc., Aravas Inc. and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.3

Second Amendment, dated December 4, 2018, to Loan and Security Agreement, dated April 28, 2017, as amended on October 31, 2017, among Savara Inc., Aravas Inc. and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2019.)

10.4

Third Amendment, dated January 31, 2020, to Loan and Security Agreement, dated April 28, 2017, as amended on October 31, 2017 and December 4, 2018, among the Registrant, Aravas Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2020.)

10.5

Fourth Amendment, dated March 30, 2021, to Loan and Security Agreement, dated April 28, 2017, as amended on October 31, 2017, December 4, 2018 and January 31, 2021, between the Registrant, Aravas Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2021.)

10.6	#	Savara Inc. Amended and Restated 2015 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 1, 2020.)
10.7	#

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

10.9	#

Form of Incentive Stock Option Grant Agreement – Non-Exempt Employees under the 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 16, 2015.)

10.10	#

Form of Non-Statutory Stock Option Grant Agreement – General under the 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2018.)

10.11	#

Form of Incentive Stock Option Grant Agreement – Exempt Employees, in accordance with Danish employment law, under the 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K filed on March 10, 2021.)

10.12	#	Form of Grant of Restricted Stock Units under the 2015 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2017.)

10.13	#	Aravas Inc. (formerly Savara Inc.) Stock Option Plan (Incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-4 filed on February 10, 2017.)
10.14	#

Aravas Inc. (formerly Savara Inc.) Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.54 to the Registrant’s Registration Statement on Form S-4 filed on February 10, 2017.)

10.15		Savara Inc. 2021 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on July 6, 2021.)
10.16		Form of Non-Statutory Stock Option Agreement – Under the 2021 Inducement Equity Incentive Plan
10.17		Form of Restricted Stock Unit Agreement (Inducement Award) – Under the 2021 Inducement Equity Incentive Plan
10.18	#

Executive Employment Agreement, dated March 9, 2017, between Aravas Inc. (formerly Savara Inc.) and David Lowrance (Incorporated by reference to Exhibit 10.58 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed on March 13, 2017.)

10.19	#	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 23, 2006.)
10.20	+

Commercial Supply Agreement dated April 24, 2015 between PARI Pharma GmbH and Serendex Pharmaceuticals A/S (Incorporated by reference to Exhibit 10.62 to the Registrant’s Registration Statement on Form S-4 filed on February 10, 2017.)

10.21	+

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

10.23	+

Amendment No. 1, effective May 23, 2018, to the Research Collaboration and License Agreement between Savara Inc. (as successor in interest to Serendex Pharmaceuticals A/S) and PARI Pharma GmbH dated November 7, 2014 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.)

10.24	#

Amendment to Executive Employment Agreement, dated as of August 3, 2018, by and among Savara Inc. and Dave Lowrance (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.)

10.25		Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2019.)
10.26		Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2019.)
10.27	+

Manufacture and Supply Agreement, dated as of April 26, 2019, between Savara ApS and GEMABIOTECH SAU (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019.)

10.28	+

Master Manufacturing Services Agreement, dated June 26, 2019, between Savara ApS and Patheon UK Limited. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2019.)

10.29

Non-statutory Stock Option Agreement (Inducement Award) between Badrul Chowdhury and Savara Inc. dated November 26, 2019 (Incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020.)

10.30	+

License and Collaboration Agreement between Savara Inc. and Grifols, S.A, dated January 7, 2020, as amended by Amendment No. 1, dated February 18, 2020, and Amendment No. 2, dated March 31, 2020 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2020.)

10.31

Amended and Restated Executive Employment Agreement, dated December 8, 2020, between Savara Inc. and Matthew Pauls (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2020.)

10.32

Executive Employment Agreement, dated March 9, 2021, between Savara Inc. and Badrul Chowdhury (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2021.)

10.33		Form of Warrant Repurchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2021.)
10.34	+

Master Services Agreement by and between Savara Inc. and Parexel International (IRL) Limited, effective January 6, 2021 (Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2021.)

10.35	+

Work Order under Master Services Agreement by and between Savara Inc. and Parexel International (IRL) Limited, effective January 6, 2021 (Incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2021.)

10.36

Office Lease, dated June 3, 2021, between the Registrant and Overlook at Rob Roy Owner, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2021.)

10.37

Sales Agreement, dated July 6, 2021, between the Registrant and Evercore Group L.L.C. (Incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-3 filed on July 6, 2021.)

21.1		List of Subsidiaries
23.1		Consent of RSM US LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney included on page of this Form 10-K
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	**	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)
	#	Indicates management contract or compensatory plan
	+	Indicates confidential treatment has been granted to certain portions of this exhibit, which portions have been omitted and filed separately with the SEC.
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

Savara Inc.

Date: March 30, 2022	By:	/s/ Matthew Pauls
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

Name	Title	Date

/s/ Matthew Pauls	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	March 29, 2022
Matthew Pauls

/s/ Dave Lowrance	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2022
Dave Lowrance

/s/ David Ramsay	Director	March 29, 2022
David Ramsay

/s/ Joseph McCracken	Director	March 29, 2022
Joseph McCracken

/s/ Nevan Elam	Director	March 29, 2022
Nevan Elam

/s/ Rick Hawkins	Director	March 29, 2022
Rick Hawkins

/s/ An Van Es-Johansson	Director	March 29, 2022
An Van Es-Johansson

/s/ Ricky Sun	Director	March 29, 2022
Ricky Sun

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Savara Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Savara Inc and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assses the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Costs

As described in Note 2 to the consolidated financial statements, the Company records expenses of research and development activities, including nonclinical studies, and third-party contract services for clinical trials and manufacturing development. Clinical trials and contract manufacturing activities performed by third parties are expensed based upon estimates of work completed with respective contract research organizations (“CROs”) or contract manufacturing organizations (“CMOs”) and other third-party vendors. Though expenses are based on signed agreements, the complexity involved in determining expenses arises from agreements containing multiple milestones that require management’s careful analysis with external parties to determine period expenses and potential contractual milestone expenses based on the progress made against benchmarks including but not limited to patients enrolled, services performed and equipment purchased.

During 2021, the Company incurred $29.0 million of research and development expenses. The Company recorded an accrued liability of $1.6 million for expenses incurred, but not yet invoiced, and a prepaid expense of $1.9 million for payments made to vendors in excess of costs incurred.

Given the significant judgments and estimates in accounting for accrued research and development costs, we have determined this area a critical audit matter.

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

Austin, Texas

March 30, 2022

Savara Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$34,012	$22,880
Short-term investments	127,159	59,308
Prepaid expenses and other current assets	3,829	2,933
Total current assets	165,000	85,121
Property and equipment, net	73	156
In-process R&D	11,274	12,218
Other non-current assets	251	250
Total assets	$176,598	$97,745
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,443	$2,595
Accrued expenses and other current liabilities	4,884	5,579
Current portion of long-term debt	8,333	—
Total current liabilities	14,660	8,174
Long-term liabilities:
Long-term debt	17,323	25,104
Other long-term liabilities	117	84
Total liabilities	32,100	33,362
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 and 200,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 114,036,892 and 54,152,955 shares issued and outstanding as of December 31, 2021 and 2020, respectively	116	55
Additional paid-in capital	444,898	320,893
Accumulated other comprehensive income	5	942
Accumulated deficit	(300,521)	(257,507)
Total stockholders’ equity	144,498	64,383
Total liabilities and stockholders' equity	$176,598	$97,745

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share amounts)

	Years ended December 31,
	2021	2020
Milestone revenue	$—	$257
Operating expenses:
Research and development	28,991	35,038
General and administrative	12,350	14,264
Depreciation and amortization	136	255
Total operating expenses	41,477	49,557
Loss from operations	(41,477)	(49,300)
Other expense, net:
Interest expense, net	(2,282)	(1,482)
Foreign currency exchange (loss) gain	(99)	158
Tax credit income	844	893
Change in fair value of financial instruments	—	116
Total other expense, net	(1,537)	(315)
Net loss	$(43,014)	$(49,615)
Net loss per share:
Basic and diluted	$(0.32)	$(0.84)
Weighted-average common shares outstanding:
Basic and diluted	133,919,145	59,309,090
Other comprehensive loss:
(Loss) gain on foreign currency translation	(887)	1,006
Unrealized loss on short-term investments	(50)	(47)
Total comprehensive loss	$(43,951)	$(48,656)

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2021 and 2020

(in thousands, except share amounts)

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance on December 31, 2019	50,790,441	$52	$309,555	$(207,892)	$(17)	$101,698
Issuance of common stock for licensing of assets	1,000,000	1	2,119	—	—	2,120
Issuance of common stock upon at the market offerings, net	942,825	1	2,289	—	—	2,290
Issuance of common stock upon exercise of Milestone Warrants, net	1,303,088	1	1,826	—	—	1,827
Issuance of common stock upon exercise of stock options	67,476	—	88	—	—	88
Issuance of common stock for settlement of RSUs	49,125	—	—	—	—	—
Closing costs for previous issuance of securities in private placement	—	—	(120)	—	—	(120)
Incremental cost due to modification of detachable warrants previously issued with debt instrument	—	—	29	—	—	29
Stock-based compensation	—	—	5,107	—	—	5,107
Foreign exchange translation adjustment	—	—	—	—	1,006	1,006
Unrealized loss on short-term investments	—	—	—	—	(47)	(47)
Net loss	—	—	—	(49,615)	—	(49,615)
Balance on December 31, 2020	54,152,955	$55	$320,893	$(257,507)	$942	$64,383
Issuance of common stock and pre- funded warrants in public offering, net of offering costs (1)	57,479,978	57	122,174	—	—	122,231
Repurchase of outstanding pre-funded warrants	—	—	(3,909)	—	—	(3,909)
Issuance of common stock upon exercise of stock warrants, net	1,737,450	2	2,544	—	—	2,546
Issuance of common stock upon exercise of stock options	285,576	1	15	—	—	16
Issuance of common stock for settlement of RSUs	443,897	1	(1)	—	—	—
Repurchase of shares for minimum tax withholdings	(62,964)	—	(78)			(78)
Stock-based compensation	—	—	3,260	—	—	3,260
Foreign exchange translation adjustment	—	—	—	—	(887)	(887)
Unrealized loss on short-term investments	—	—	—	—	(50)	(50)
Net loss	—	—	—	(43,014)	—	(43,014)
Balance on December 31, 2021	114,036,892	$116	$444,898	$(300,521)	$5	$144,498

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

Savara Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(43,014)	$(49,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136	255
Amortization of right-of-use assets	231	438
Acquired in-process research and development (Note 8)	—	5,367
Change in fair value of financial instruments	—	(116)
Non-cash interest (income) expense	(103)	29
Foreign currency loss (gain)	99	(158)
Amortization of debt issuance costs	552	507
Amortization on premium to short-term investments, net	1,604	55
Stock-based compensation	3,260	5,107
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,039)	(134)
Accounts payable and accrued expenses and other current liabilities	(1,763)	(1,140)
Long-term liabilities	(44)	(431)
Net cash used in operating activities	(40,081)	(39,836)
Cash flows from investing activities:
Purchase of property and equipment	(57)	(47)
Purchase of in-process research and development (Note 8)	—	(3,247)
Purchase of available-for-sale securities, net	(161,069)	(86,083)
Maturity of available-for-sale securities	83,470	89,650
Sale of available-for-sale securities, net	8,200	8,780
Net cash (used in) provided by investing activities	(69,456)	9,053
Cash flows from financing activities:
Repurchase of outstanding pre-funded warrants	(3,909)	—
Repayment of long-term debt	—	(514)
Issuance of common stock and pre-funded warrants in public offering, net of offering costs	122,231	—
Issuance of common stock upon at the market offerings, net	—	2,290
Issuance of common stock upon exercise of warrants, net	2,546	1,827
Proceeds from exercise of stock options	16	86
Repurchase of shares for minimum tax withholdings	(78)	—
Net cash provided by financing activities	120,806	3,689
Effect of exchange rate changes on cash and cash equivalents	(137)	170
Increase (decrease) in cash and cash equivalents	11,132	(26,924)
Cash and cash equivalents beginning of period	22,880	49,804
Cash and cash equivalents end of period	$34,012	$22,880

Non-cash transactions:
Common stock issued for acquired in-process research and development, net	$—	$2,120
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,969	$2,470

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. The Company’s lead program, molgramostim nebulizer solution (“molgramostim”), is an inhaled granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). Previously, the Company’s pipeline included molgramostim for nontuberculous mycobacterial (NTM) lung infection in both non-cystic fibrosis (“CF”) and CF patients, vancomycin hydrochloride inhalation powder (“vancomycin”) for persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in people living with CF and inhaled liposomal ciprofloxacin (“Apulmiq”) for non-CF bronchiectasis. The Company and its wholly-owned subsidiaries operate in one segment with its principal office in Austin, Texas.

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

Liquidity

As of December 31, 2021, the Company had an accumulated deficit of approximately $300.5 million. The Company used cash from operations of approximately $40.1 million for the year ended December 31, 2021. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

The Company is currently focused on the development of molgramostim for the treatment of aPAP and believes such activities will result in the continued incurrence of significant research and development and other expenses related to this program. If the clinical trial for the Company’s product candidate fails or produces unsuccessful results and the product candidate does not gain regulatory approval or, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents on hand, short-term investments, and through a combination of equity offerings, debt financings, government or other third-party funding, and other collaborations and strategic alliances with partner companies. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

The Company had cash and cash equivalents of $34.0 million and short-term investments of $127.2 million as of December 31, 2021, which is sufficient to fund the Company's operations for the twelve months subsequent to the issuance date of its consolidated financial statements for the year ended December 31, 2021. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company may need to reevaluate its long-term operating plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Risks and Uncertainties

The product candidate being developed by the Company require approval from the U.S. Food and Drug Administration (the “FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s product candidate will receive the necessary approvals. If the Company is denied regulatory approval of its product candidate, or if approval is delayed, it will have a material adverse impact on the Company’s business, results of operations, and financial position.

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

Short-term Investments

The Company has classified its investments in debt securities with readily determinable fair value as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of Accumulated other comprehensive income within stockholders’ equity.

The fair value of the investments is based on the specific quoted market price of the securities or comparable securities at the balance sheet dates. Investments in debt securities are considered to be impaired when a decline in fair value is judged to be other than temporary because the Company either intends to sell or it is more-likely-than not that it will have to sell the impaired security before recovery. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. Refer to Note 5. Short-term Investments for additional discussion.

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

The Company accrues for expenses resulting from obligations under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers for which payment flows do not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. The Company makes significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be amortized or expensed as the contracted services are performed. As actual costs become known, the Company adjusts its prepaids and accruals. Inputs, such as the services performed, the number of patients enrolled, or the trial duration, may vary from the Company’s estimates, resulting in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to the Company’s accruals could materially affect the Company’s results of operations. To date, the Company has not experienced any material deviations between accrued and actual research and development expenses. Refer to Note 4. Accrued Expenses and Other Current Liabilities for additional discussion.

Business Combinations

The Company accounts for business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and as further defined by Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805), which requires the purchase price to be measured at fair value. When the purchase consideration consists entirely of shares of our common stock, the Company calculates the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition and, if the transaction involves contingent consideration based on achievement of milestones or earn-out events, the probability-weighted fair value, as of the acquisition date, of shares issuable upon the occurrence of future events or conditions pursuant to the terms of the agreement governing the business combination. If the transaction involves such contingent consideration, our calculation of the purchase price involves probability inputs that are highly judgmental due to the inherent unpredictability of drug development, particularly by development-stage companies. The Company recognizes estimated fair values of the tangible assets and intangible assets acquired, including in process research and development (“IPR&D”), and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the purchase price of the tangible and intangible assets acquired and liabilities assumed in excess of the fair value.

License and Collaboration Agreements

The Company entered into a license and collaboration agreement and may continue to enter into license and collaboration agreements with third parties whereby the Company purchases the rights to develop, market, sell and/or distribute the underlying pharmaceutical products or drug candidates. Pursuant to these agreements, the Company is generally required to make up-front payments, milestone payments contingent upon the achievement of certain pre-determined criteria, royalty payments based on specified sales levels of the underlying products and/or certain other payments. Up-front payments are either expensed immediately as research and development or capitalized. The determination to capitalize amounts related to licenses is based on management’s judgments with respect to stage of development, the nature of the rights acquired, alternative future uses, developmental and regulatory issues and challenges, the net realizable value of such amounts based on projected sales of the underlying products, the commercial status of the underlying products, and/or various other competitive factors. Milestone payments made prior to regulatory approval are generally expensed as incurred and milestone payments made subsequent to regulatory approval are generally capitalized as an intangible asset. Royalty payments are expensed as incurred. Other payments made pursuant to license and collaboration agreements, which are generally related to research and development activities, are expensed as incurred. Refer to Note 8. License Agreement for additional discussion.

Goodwill and Acquired In-Process Research and Development

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company's acquired IPR&D and goodwill, when applicable, is determined to have indefinite lives and, therefore, is not amortized. Instead, it is tested for impairment annually and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. For instance, based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be materially negative impacts to the assumptions made with respect to our IPR&D assets that could result in an impairment of such assets.

With respect to the impairment testing of acquired IPR&D, ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, provides for a two-step impairment process with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more-likely-than not (that is, a likelihood of more than 50%) that acquired IPR&D is impaired. If the Company chooses to first assess qualitative factors and it determines that it is more-likely-than not acquired IPR&D is not impaired, the Company is not required to take further action to test for impairment.

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, outlines an impairment model providing us the option to implement a one-step method for determining impairment of goodwill, thereby simplifying the subsequent measurement of goodwill by eliminating Step 2 (quantitative calculation of measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill) from the goodwill impairment test. Under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

When the Company performs a quantitative assessment of acquired IPR&D, it compares its carrying value to its estimated fair value to determine whether an impairment exists. Due to a lack of Level 1 or Level 2 inputs, the Multi-Period Excess Earnings Method (“MPEEM”), which is a form of the income approach, was used to estimate the fair value of acquired IPR&D when performing a quantitative assessment. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. The Company evaluates potential impairment of its acquired IPR&D annually on September 30, utilizing a qualitative approach and determining if it was more-likely-than not that the fair value was impaired. We evaluate potential impairment of our acquired goodwill, if any, annually on or around June 30, performing the quantitative analysis based upon market capitalization.

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

If the associated research and development effort is abandoned, the related asset will be written-off, and the Company will record a non-cash impairment loss on its consolidated statements of operations and comprehensive loss. For those products that reach commercialization, the IPR&D asset will be amortized over its estimated useful life. Refer to Note 9. Fair Value Measurements—Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis for additional discussion.

Leases

The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset's economic benefits. Lease right-of-use assets and liabilities are initially recorded on the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company's sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required.

In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance, and other expenses, which are generally referred to as non-lease components. The Company has elected to not separate lease and non-lease components. Only the fixed costs for lease components and their associated non-lease components are accounted for as a single lease component and recognized as part of a right-of-use asset and liability. Rent expense is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations and comprehensive loss.

The Company has made an accounting policy election providing that leases with an initial term of 12 months or less are not recorded as a lease right-of-use asset liability; those lease payments are recognized in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. Refer to Note 11. Commitments—Operating Leases for additional discussion.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Repairs and maintenance that do not improve or extend the useful life of the respective asset are charged to expense as incurred. Refer to Note 6. Property and Equipment, net for additional discussion.

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

Financial instruments not carried at fair value include accounts payable and accrued liabilities. The carrying amounts of these financial instruments approximate fair value due to the highly liquid nature of these short-term instruments. Refer to Note 9. Fair Value Measurements for additional discussion.

Revenue Recognition

The Company records revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers. To date, the Company has not generated any product revenue. The Company’s ability to generate product revenues, which the Company does not expect will occur in the next several years, if ever, will depend heavily on the successful development, regulatory approval, and eventual commercialization of the Company’s product candidates.

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

In October 2018, the Company achieved a milestone payment pursuant to this license agreement resulting in the receipt of $0.2 million from the licensee which was recorded as deferred revenue in Accrued expenses and other current liabilities in the Company’s consolidated balance sheet. On February 21, 2020, the Company received notification from the licensee of its intent to terminate this license agreement. Accordingly, this license agreement terminated on August 21, 2020, upon which the Company recognized revenue related to this $0.3 million milestone payment, which increased from $0.2 million due to changes in foreign currency exchange rates, as the Company has determined that all of the performance obligations under this license agreement have been met.

Net Loss per Share

Basic net loss attributable to common stockholders per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period without consideration of common stock equivalents. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods presented as the inclusion of all potential dilutive securities would have been antidilutive. Refer to Note 15. Net Loss per Share for additional discussion.

Stock-Based Compensation

The Company recognizes the cost of stock-based awards granted to employees based on the estimated grant-date fair value of the awards. The value of the portion of the award is recognized as expense ratably over the requisite service period. The Company recognizes the compensation costs for awards that vest over several years on a straight-line basis over the vesting period. Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. In addition, the Company accounts for any modifications to stock-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation. Refer to Note 13. Stock-Based Compensation for additional discussion.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in the period that includes the enactment date. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more-likely-than not to be realized. Refer to Note 14. Income Taxes for additional discussion.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which applies to all entities and aims to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods therein. ASU No. 2019-12 did not have a material impact on the Company's consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) which reduces the number of accounting models for convertible debt instruments and convertible preferred stock to simplify the accounting for convertible instruments and reduce the complexity. ASU 2020-06 also made targeted improvements to the disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 was early adopted on January 1, 2021 and did not have a material impact on the Company's consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses, consisted of (in thousands):

	December 31,
	2021	2020
Prepaid contracted research and development costs	$1,902	$591
R&D tax credit receivable	838	1,042
VAT receivable	306	653
Prepaid insurance	427	453
Deposits and other	356	194
Total prepaid expenses and other current assets	$3,829	$2,933

Prepaid Contracted Research and Development Costs

As of December 31, 2021 Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for molgramostim for the treatment of aPAP. This includes prepaid amounts paid under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of December 31, 2021. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2020, the Company generated a Danish tax credit of $0.9 million which was received in the fourth quarter of 2021. During the year ended December 31, 2021, the Company generated a Danish tax credit of $0.8 million which is expected to be received in the fourth quarter of 2022.

The Company also recorded an Australian tax credit as provided by the Australian Taxation Office for qualified research and development expenditures incurred through our subsidiary, Savara Australia Pty. Limited. Under Australian tax law, Australia remits a research and development tax credit equal to 43.5% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2020, the Company generated an Australian tax credit of $0.1 million which was received during the third quarter of 2021. The tax credit receivable recorded during the year ended December 31, 2021 was not significant.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities, consisted of (in thousands):

	December 31,
	2021	2020
Accrued compensation	$2,526	$1,920
Accrued contracted research and development costs	1,623	2,627
Accrued general and administrative costs	600	853
Lease liability	135	179
Total accrued expenses and other current liabilities	$4,884	$5,579

Accrued Compensation

As of December 31, 2021 Accrued compensation includes amounts to be paid to employees for salary, vacation and non-equity performance-based compensation. At the end of any period, the amount accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

Accrued Contracted Research and Development Costs

As of December 31, 2021 Accrued contracted research and development costs are primarily comprised of costs associated with molgramostim for the treatment of aPAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

5. Short-term Investments

Short-term Investments in Available-for-Sale Securities

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$12,205	$—	$(15)	$12,190
Asset backed securities	11,349	—	(3)	11,346
Corporate securities	49,095	—	(29)	49,066
Commercial paper	54,557	—	—	54,557
Total short-term investments	$127,206	$—	$(47)	$127,159

As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$13,296	$1	$—	$13,297
Asset backed securities	2,559	—	—	2,559
Corporate securities	19,479	3	(3)	19,479
Commercial paper	23,973	—	—	23,973
Total short-term investments	$59,307	$4	$(3)	$59,308

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of Accumulated other comprehensive income in the consolidated balance sheet. Classification as short-term or long-term is based upon whether the maturity of the debt securities is less than or greater than twelve months.

There were no significant realized gains or losses related to investments for the years ended December 31, 2021 and 2020.

6. Property and Equipment, Net

Property and equipment, net consisted of (in thousands):

	December 31,
	2021	2020
Research and development equipment	$1,102	$1,102
Equipment	746	760
Furniture and fixtures	151	122
Leasehold improvements	153	145
Total property and equipment	2,152	2,129
Less accumulated depreciation	(2,079)	(1,973)
Property and equipment, net	$73	$156

Depreciation expense for the years ended December 31, 2021 and 2020 was $0.1 million and $0.3 million, respectively.

7. Debt Facility

On April 28, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank, as amended by the First Amendment to the Loan and Security Agreement on October 31, 2017, the Second Amendment to the Loan and Security Agreement on December 4, 2018, and the Third Amendment on January 31, 2020 (the “Loan Agreement”), pursuant to which Silicon Valley Bank provided a term loan to the Company in the principal amount of $25 million. The Company executed a fourth amendment (the “Fourth Amendment”) to the Loan Agreement on March 30, 2021.

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

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,
2022	8,333
2023	18,167
Total future minimum payments	26,500
Unamortized end of term charge	(694)
Debt issuance costs	(85)
Debt discount related to warrants	(65)
Total debt	25,656
Current portion of long-term debt	(8,333)
Long-term debt	$17,323

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

During the year ended December 31, 2020, the Company paid the licensor (i) an upfront cash payment of approximately $3.3 million and (ii) an upfront payment of one million shares of the Company’s common stock valued at approximately

$2.1 million on the date of issuance upon effectiveness of the License, which was immediately recognized as research and development expense since the Licensed Product had not yet achieved regulatory approval and there is deemed to be no alternative future use.

9. Fair Value Measurements

The Company measures and reports certain financial instruments at fair value on a recurring basis and evaluates its financial instruments subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level in which to classify them in each reporting period.

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

The fair value of these instruments as of December 31, 2021 and 2020 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2021
Cash equivalents:
U.S. Treasury money market funds	$30,853	$—	$—	$30,853
Short-term investments:
U.S. government securities	12,190	—	—	12,190
Asset backed securities	—	11,346	—	11,346
Corporate securities	—	49,066	—	49,066
Commercial paper	—	54,557	—	54,557
As of December 31, 2020
Cash equivalents:
U.S. Treasury money market funds	$21,872	$—	$—	$21,872
Short-term investments:
U.S. government securities	13,297	—	—	13,297
Asset backed securities	—	2,559	—	2,559
Corporate securities	—	19,479	—	19,479
Commercial paper	—	23,973	—	23,973

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the years ended December 31, 2021 and 2020.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments annually or whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. These assets and liabilities can include acquired IPR&D and other long-lived assets that are written down to fair value if they are impaired.

As of December 31, 2021, the Company had IPR&D of approximately $11.3 million. At December 31, 2021, the Company performed an impairment analysis and concluded that the impact of COVID-19 or other factors did not trigger any impairment indicators. As of December 31, 2020, the Company considered whether a triggering event had occurred due to the Company’s market cap being below carrying value. The Company completed a qualitative and quantitative impairment testing of its IPR&D and concluded that there was no impairment.

For the years ended December 31, 2021 and 2020, the Company experienced a decrease of approximately $0.9 million and an increase of approximately $1.1 million, respectively, in the carrying value of IPR&D, which was due to foreign currency translation.

10. Stockholders’ Equity

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

The net proceeds from the Private Placement were allocated among the instruments based upon their relative fair values at December 24, 2019 resulting in carry values of the respective instruments as follows (in thousands):

Financial instruments	Relative Fair Value
Common stock and Pre-Funded PIPE Warrants	$11,713
Milestone Warrants	13,534
Total Net Proceeds from Private Placement	$25,247

Milestone Warrants

Immediately prior to the March 15, 2021 Public Offering, discussed below, the Company entered into separate, privately-negotiated warrant repurchase agreements with certain holders of its outstanding Milestone Warrants. The Company paid $3.9 million ($0.15 per share of Common Stock underlying each milestone warrant) to repurchase milestone warrants with 26,061,769 shares of Common Stock underlying such warrants, and the warrants were terminated. The warrant repurchase was accounted for as an equity transaction and resulted in a reduction to Additional paid-in capital in the consolidated statement of stockholders’ equity.

On August 13, 2021, thirty days following the achievement of a defined clinical milestone, the remaining 3,474,902 milestone warrants expired and therefore such milestone warrants were terminated and no longer outstanding or exercisable.

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

The Company determined that the securities issued in the Public Offering were free-standing and that the 2021 Pre-Funded Warrants did not contain any settlement obligations that would result in liability classification under ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Contracts in Entity’s Own Equity. The shares encompassed in the 2021 Pre-Funded Warrants were sold at the same price as the underlying common stock, less $0.001 (which represents the exercise price of the warrants).

The Public Offering resulted in net proceeds to the Company of approximately $122.2 million, after deducting final underwriting discounts, commissions and offering expenses, as follows (in thousands):

Financial instruments	Proceeds
Common stock	$83,346
2021 Pre-funded Warrants	46,622
Total	129,968
Offering expenses	(7,737)
Net proceeds	$122,231

Wainwright Common Stock Sales Agreement

On April 28, 2017, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, which was amended by Amendment No. 1 to the Common Stock Agreement (the “Amendment”) on June 29, 2018 (the “Wainwright Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $60.0 million, in addition to the $2.3 million in shares sold prior to the Amendment. The Amendment was effective on July 13, 2018, the date the Company’s shelf registration statement on Form S-3, as filed with the Securities and Exchange Commission on June 29, 2018, was declared effective (“2018 Registration Statement”) by the Securities and Exchange Commission. The Shares were offered and sold pursuant to the 2018 Registration Statement. Subject to the terms and conditions of the Wainwright Sales Agreement, Wainwright used its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Wainwright with customary indemnification rights, and Wainwright was entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Wainwright Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Wainwright Sales Agreement or terminate the Wainwright Sales Agreement.

On July 2, 2021, the Company delivered written notice to Wainwright that it was terminating the Wainwright Sales Agreement effective July 12, 2021.

Evercore Common Stock Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore Group L.L.C., (“Evercore”), as sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $60 million. The Agreement was effective on July 16, 2021 (“New Registration Statement”), the date the Company’s shelf registration agreement on Form S-3, as filed with the SEC on July 6, 2021, was declared effective by the SEC. The Shares will be offered and sold pursuant to the New Registration Statement. Subject to the terms and conditions of the Sales Agreement, Evercore will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the year ended December 31, 2021, the Company did not sell any shares of common stock under either the Wainwright Sales Agreement or the Evercore Sales Agreement. During the year ended December 31, 2020, the Company sold 942,825 shares of common stock under the Wainwright Sales Agreement for net proceeds of approximately $2.3 million.

Common Stock

The Company’s amended and restated certificate of incorporation, as amended in June 2021, authorizes the Company to issue 301 million shares of capital stock, consisting of 300 million shares of common stock with $0.001 par value per share and one million shares of preferred stock with $0.001 par value per share.

The following is a summary of the Company’s common stock at December 31, 2021 and 2020:

	December 31
	2021	2020
Common stock authorized	300,000,000	200,000,000
Common stock outstanding	114,036,892	54,152,955

The Company’s shares of common stock reserved for issuance as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Warrants acquired in April 2017 merger	—	403,927
Warrants converted in connection with April 2017 merger	—	72,869
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
Milestone Warrants	—	31,274,121
2021 Pre-funded Warrants	32,175,172	—
Stock options outstanding	6,218,841	6,240,342
Issued and non-vested RSUs	1,272,375	509,397
Total shares reserved	46,299,718	45,133,986

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of December 31, 2021:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
October 2024	775,000	$0.01
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	37,955,709	$0.001
	38,808,502

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$(65)	$48	$(17)
Change	1,006	(47)	959
Balance, December 31, 2020	941	1	942
Change	(887)	(50)	(937)
Balance, December 31, 2021	$54	$(49)	$5

11. Commitments

Operating Leases

The Company has entered into operating leases for real estate in multiple locations. The Company’s leases have lease terms that include options to extend (in some cases, for up to 36 months). The exercise of lease renewal and termination options are at the Company’s sole discretion. For purposes of calculating operating lease liabilities, the Company’s leases are deemed not to include an option to extend the lease term until it is reasonably certain that the Company will exercise that option. The Company has operating lease agreements with lease and non-lease components that are accounted for as a single lease component.

The Company previously subleased office space pursuant to a sublease that expired at the end of July 2021. On June 3, 2021, the Company entered into a lease agreement (the “TX Lease”) with the same landlord for a different office suite located in the same building and relocated its headquarters to this location. The TX Lease commencement date was August 1, 2021 and will continue through December 31, 2022. On commencement of the TX Lease, the Company recorded an operating lease liability and corresponding right-of-use asset of approximately $0.1 million.

On July 7, 2021, the Company entered into a lease agreement (the “PA Lease”) for an office space in Langhorne, Pennsylvania. The PA Lease commencement date was October 1, 2021 and will continue through September 30, 2024. On commencement of the PA Lease, the Company recorded an operating lease liability and corresponding right-of-use asset of approximately $0.2 million.

The Company also terminated a lease agreement during the fourth quarter of 2021. As a result of the termination, the Company paid a fee of approximately $20,000 that would have otherwise been payable as part of the property's annual base rent. This termination resulted in a reduction of right-of-use operating lease assets and operating lease liabilities of approximately $0.1 million.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2021 (in thousands):

Year ending December 31,
2022	135
2023	63
2024	54
Total future minimum lease payments	$252
Less imputed interest	(21)
Total	$231

Operating cash flows from operating leases	$241
Weighted-average remaining lease term (in months) - operating leases	26.5
Weighted-average discount rate - operating leases	8.3%

As of December 31, 2021, the carrying value of the right-of-use assets for the operating leases was $0.3 million, which is reflected in Other non-current assets, and the carrying value of the lease liabilities for operating leases was $0.3 million, of which approximately $0.2 million related to the current portion of the lease liabilities is recorded in Accrued expenses and other current liabilities, and $0.1 million related to the non-current portion of the lease liabilities is recorded in Other long-term liabilities.

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

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the manufacturer of the nebulizer used to administer molgramostim. The change in the amount of the milestone payments from December 31, 2020 to December 31, 2021 was related to the removal of approximately $5.0 million of milestones related to a nebulizer system no longer considered for use. In addition to these milestones, the Company will owe a royalty of three-and one-half percent (3.5%) to the manufacturer of the nebulizer based on net sales.

Manufacturing, Development, and Other Contingent Milestone Payments (in thousands):

December 31, 2021
Molgramostim manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of molgramostim	$2,300
Molgramostim nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer molgramostim	566
Total manufacturing and other commitments	$2,866

The milestone commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of December 31, 2021.

On December 10, 2020, the Company announced that the Phase 3 trial of vancomycin in people living with cystic fibrosis who have MRSA lung infection did not meet the primary endpoint. On January 7, 2021 the Company issued a termination notice to GlaxoSmithKline Trading Services Limited (“GSK”), which manufactures the drug product from bulk vancomycin powder. On January 26, 2021, the Company and GSK entered a change order for termination costs associated with the closeout and wind down of vancomycin activities. During the year ended December 31, 2021, the Company paid approximately $0.8 million of research and development expense related to the termination of the manufacturing agreement.

Contract Research

On March 5, 2021, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA-2 trial. Under that work order and subsequent change orders, the Company will pay Parexel service fees and pass-through expenses estimated to be approximately $32 million over the course of the IMPALA-2 clinical trial.

Risk Management

The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to these risks to an acceptable level.

Employment Agreements

On December 8, 2020, the Company entered into an employment agreement with the CEO whereby the CEO is entitled to payments and benefits upon certain events. Upon termination (i) without cause or as a result of the CEO’s disability, (ii) termination due to the CEO’s death, or (iii) the CEO’s resignation for good reason, the CEO is entitled to receive (i) continued monthly payment of base salary for 12 months from the date of termination, (ii) a lump sum payment equal to 100% of his target bonus, (iii) a pro-rated portion of the unpaid target bonus, (iv) reimbursement for continued coverage under medical benefit plans for 12 months or until covered under a separate plan from another employer, and (v) the immediate and full vesting of outstanding non-vested Company equity awards. Additionally, all of the CEO’s outstanding stock options will be exercisable through the earlier of (x) the 12-month anniversary of the termination date or (y) the original expiration date.

Upon a termination other than for cause, death or disability or resignation for good reason within three months following a change in control, the CEO is entitled to receive (i) a lump sum payment of an amount equal to 24 months of base salary, plus 100% of the unpaid target bonus, plus a pro-rated portion of any unpaid bonus earned during the relevant performance period, (ii) reimbursement for continued coverage under medical benefit plans for 24 months or until covered under a separate plan from another employer, and (iii) the immediate and full vesting of outstanding non-vested Company equity awards. Additionally, all of the CEO’s outstanding stock options will be exercisable through the earlier of (x) the 24-month anniversary of the termination date or (y) the original expiration date.

Each of the Company’s Chief Financial Officer (“CFO”) and Chief Medical Officer (“CMO”) is entitled to payments and benefits if the CFO or CMO, respectively, is terminated without cause or resigns for good reason. Upon termination without cause, and not as a result of death or disability or resignation for good reason, the CFO or CMO is entitled to receive a payment of base salary for 12 months and a pro-rated portion of the unpaid bonus, and is entitled to reimbursement for continued coverage under medical benefit plans for six months or until covered under a separate plan from another employer. Upon a termination other than for cause or resignation for good reason within 12 months following a change in control, the CFO or CMO is entitled to receive a payment of base salary for 18 months and 100% of the unpaid bonus and be entitled to a payment equal to the amount required to continue coverage under medical benefit plans for 12 months and will also be entitled to full acceleration of outstanding non-vested options at the time of such termination.

12. Related Parties

As an investor with the right to designate a member of the Company’s board of directors, Bain has significant influence over the Company and is thereby considered a related party.

Pursuant to the Public Offering on March 15, 2021 (as further discussed in Note 10. Stockholders' Equity), Bain acquired 19,517,241 shares of the Company’s common stock and 17,175,172 2021 Pre-Funded Warrants.

13. Stock-Based Compensation

A. Equity Incentive Plans

2008 Stock Option Plan

The Company adopted the Savara Stock Option Plan (the “2008 Plan”), pursuant to which the Company had reserved shares for issuance to employees, directors, and consultants. The 2008 Plan includes (i) the option grant program providing for both incentive and non-qualified stock options, as defined by the Internal Revenue Code, and (ii) the stock issuance program providing for the issuance of awards that are valued based upon common stock, including restricted stock, dividend equivalents, stock appreciation rights, phantom stock, and performance units. The 2008 Plan also allows eligible persons to purchase shares of common stock at an amount determined by the plan administrator. Upon a participant’s termination, the Company retains the right to repurchase non-vested shares issued in conjunction with the stock issuance program at the fair market value per share as of the date of termination.

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

2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), as amended and restated with approval by our stockholders in June 2018 and May 2020. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units, performance units, shares and other stock-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of December 31, 2021, the number of shares of our common stock available for grant under the 2015 Plan was 202,362 shares.

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

Under the 2008 and 2015 Plan, stock option grants typically vest quarterly over four years and expire ten years from the grant date and restricted stock unit grants typically vest quarterly over four years or cliff vest after two years.

Inducement Plan

The Company has granted equity awards under inducement grants filed in accordance with Nasdaq Listing Rule 5635(c)(4) exclusively to the Company’s CMO as an inducement for the CMO to enter into employment with the Company.

2021 Inducement Equity Incentive Plan

The Company adopted the 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) with approval by the Company's board of directors in May 2021. The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing

Rule 5635(c)(4). As of December 31, 2021, the number of shares of common stock available for grant under the 2021 Plan was 270,000 shares.

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

C. Fair Value Assumptions for 2015 Plan

The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the years ended December 31, 2021 and 2020:

	2021	2020
Risk-free interest rate	0.77% - 1.27%	.36% - .66%
Expected term (years)	6.06 - 6.07	6.08 - 6.24
Expected volatility	79.7% - 91.2%	78.9% - 96.4%
Dividend yield	0%	0%

D. Stock-Based Award Activity

The following tables provide a summary for stock option and RSU activity for the year ended December 31, 2021:

Stock Options:

	Shares Underlying Option Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2020	6,240,343	$2.66	7.52	$190
Granted	2,060,000	1.23	6.06
Exercised	(889,178)	1.38		574
Expired/cancelled/forfeited	(1,192,324)	3.25
Outstanding at December 31, 2021	6,218,841	$2.25	8.59	$354
Options exercisable at December 31, 2021	2,279,007	$3.70	7.48	$69
Vested and expected to vest at December 31, 2021	6,218,841	$2.25	8.59	$354

RSUs:

	Shares Underlying Option Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	509,397	$1.78
Granted	1,250,000	1.19
Vested	(443,897)	1.35
Expired/cancelled/forfeited	(43,125)	6.06
Outstanding at December 31, 2021	1,272,375	$1.20

The weighted-average grant date fair values for the Company’s stock options granted during the years ended December 31, 2021 and 2020 were $0.88 per share and $0.95 per share, respectively. The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2021 was $3.5 million, which will be recognized over a weighted-average period of approximately 2.8 years. Stock options to purchase 285,576 shares and 67,476 shares were exercised during the years ended December 31, 2021 and 2020, respectively.

The total compensation cost related to unvested RSUs not yet recognized as of December 31, 2021 was $1.4 million, which will be recognized over a weighted-average period of 1.9 years.

During the years ended December 31, 2021 and 2020, the Company did not grant any options to purchase shares of common stock to non-employees. The Company recorded a minimal amount of stock-based compensation expense for options issued to non-employees for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, options to purchase 39,376 shares were held by non-employees, of which options to purchase 29,376 shares were vested and outstanding.

E. Stock-Based Compensation and Stock Option Modification

Effective September 11, 2020, the Company’s Chief Executive Officer (“CEO”) who also served as Chairman of the Board of Directors (“Chairman”) as well as the Chief Business Officer (together, the “Former Executives”) resigned, and Matthew Pauls was appointed as the Company’s Interim Chief Executive Officer (“Interim CEO”) and Chairman and subsequently confirmed as CEO. As part of the termination of employment of the Former Executives, certain supplementary modifications to the Former Executives’ vested and non-vested stock option awards including additional acceleration of non-vested shares, voluntary forfeiture of certain stock option awards, and the extension of the post-termination exercise period of certain stock option awards. During the year ended December 31, 2020, the Company recorded a one-time, non-cash incremental compensation expense net of the required reversal of previously recognized compensation attributed to non-vested shares in the amount of $0.8 million which is included in General and administrative expenses related to these stock option award modifications. The Company accounted for the resulting net incremental stock option award modification compensation under ASC Topic 718, Compensation—Stock Compensation.

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Research and development	$1,286	$1,626
General and administrative	1,974	3,481
Total stock-based compensation	$3,260	$5,107

14. Income Taxes

The components of loss before income taxes for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Domestic	$(28,705)	$(30,396)
Foreign	(14,309)	(19,219)
Total	$(43,014)	$(49,615)

The Company did not record a federal tax benefit or expense for the year ended December 31, 2021. The Company recorded no state provision for income taxes for the years ended December 31, 2021 and 2020 due to revenues below the minimum tax threshold. The components of the benefit for income taxes are as follows for the years ended December 31, 2021 and 2020 (in thousands):

December 31,
	2021	2020
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total Current	—	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	—	—
Total income tax expense (benefit)	$—	$—

A reconciliation of the expected income tax results computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Income tax benefit computed at federal statutory tax rate	$(9,033)	$(10,419)
Change in valuation allowance	(12,253)	13,355
Orphan drug & research credits generated	(1,966)	(1,904)
Orphan drug & research credit expense disallowance	—	68
Impact of foreign operations	(177)	(205)
Sec. 382 Limitation	25,249	—
Foreign deferred tax asset - true up	(3,833)	—
Imputed interest	1,253	—
Permanent differences	738	(760)
Other	22	(135)
Total	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based upon the Company’s lack of earnings history. During the years ended December 31, 2021 and 2020, the valuation allowance decreased by $10.9 million and increased by $14.3 million, respectively. During 2021, the valuation allowance decreased by $25.2 million due to Internal Revenue Code of 1986 Section 382 ("Section 382") limited net operating loss ("NOL") and credits being removed from financial statements; this decrease was offset by increases of approximately $13.2 million due to continuing operations and $1.1 million due to foreign translation adjustments, which are recorded in OCI.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax liabilities:
Prepaid assets	$—	$—
Intangible assets	—	—
Other	574	524
Total deferred tax liabilities	574	524
Deferred tax assets:
Net operating loss carryforwards	36,298	38,256
Intangible assets	5,380	230
Amortization	1,212	1,332
Credit carryforwards	4,351	17,620
Accrued liabilities & other	1,107	1,806
Total deferred tax assets	48,348	59,244
Subtotal	47,774	58,720
Valuation allowance	(47,774)	(58,720)
Net deferred taxes	$—	$—

During 2021, the Company completed a Section 382 analysis to determine the amount of losses that are currently available for potential offset against future taxable income. Based on the analysis, it was determined that the utilization of the Company's NOLs and tax credit carryforwards generated in tax periods up to and including December 2019 are substantially limited and may result in the expiration of such carryforwards prior to utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders in the stock of a corporation by more than 50 percentage points in the aggregate over a three-year period. Since the Company's formation, it has raised capital through public or private issuance of common stock on several occasions which have ultimately resulted in multiple changes in ownership, as defined by Section 382. As a result of these ownership changes, $47.4 million of NOLs and $15.3 million of research and orphan drug credits have been fully restricted from use and were removed from the ending deferred tax assets and 2021 carryforwards mentioned above. As of December 31, 2021, the Company still has $50.6 million of federal Section 382 NOLs, which are included in the federal NOL carryforwards below, that are severely limited in future years.

As of December 31, 2021 and 2020, the Company had foreign NOL carryforwards of approximately $71.8 million and $54.8 million, respectively, which have an indefinite carryforward period. After taking the Section 382 limitations discussed into account, as of December 31, 2021 and 2020, the Company had NOLs for federal income tax purposes of approximately $96.0 million and $123.9 million, respectively. The federal NOL carryforwards begin to expire in 2037, with $90.7 million not having an expiration date. As of December 31, 2021 and 2020, the Company had state NOL carryforwards of approximately $3.6 million and $2.9 million, respectively. The state NOL carryforwards begin to expire in 2038.

As of December 31, 2021 and 2020, the Company also had available research and orphan drug tax credit carryforwards for federal income tax purposes of approximately $3.9 million and $17.2 million, respectively. If not utilized, these carryforwards expire at various dates beginning in 2039. As of December 31, 2021 and 2020, the Company had state research and development tax credit carryforwards of approximately $0.6 million and $0.5 million, respectively, which will begin to expire in 2034 if not utilized.

The Company applies the accounting guidance in ASC 740 Income Taxes related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits. During the years ended December 31, 2021 and 2020, the Company had no interest and penalties related to income taxes.

The Company files income tax returns in the U.S. federal, state, and foreign jurisdictions. As of December 31, 2021, the statute of limitations for assessment by the Internal Revenue Service (“IRS”) is open for the 2018 and subsequent tax years, although carryforward attributes that were generated for tax years prior to then may still be adjusted upon examination by the IRS if they either have been, or will be, used in a future period. The 2017 and subsequent tax years remain open and subject to examination by the state taxing authorities. The 2018 and subsequent tax years remain open and subject to examination by the foreign taxing authorities. There are currently no federal, state, or foreign income tax audits in progress.

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

As of December 31, 2021 and 2020, potentially dilutive securities include:

	Year ended December 31,
	2021	2020
Awards under equity incentive plan	6,218,841	6,240,342
Non-vested restricted shares and restricted stock units	1,272,375	509,397
Warrants to purchase common stock	77,793	31,828,710
Total	7,569,009	38,578,449

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the years ended December 31, 2021 and 2020 (in thousands, except share and per share amounts):

	Year ended December 31,
	2021	2020
Net loss	$(43,014)	$(49,615)
Net loss attributable to common stockholders	$(43,014)	$(49,615)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	$(43,014)	$(49,615)
Weighted-average common shares outstanding, basic and diluted	133,919,145	59,309,090
Basic and diluted EPS	$(0.32)	$(0.84)

16. Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued. The Company determined there were no events that required disclosure or recognition in these financial statements.