Form 10-Q
period 2022-03-31
Savara Inc
filed 2022-05-11
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2022, the registrant had 114,041,271 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item I. Financial Information

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,227	$34,012
Short-term investments	72,570	127,159
Prepaid expenses and other current assets	2,740	3,829
Total current assets	154,537	165,000
Property and equipment, net	64	73
In-process R&D	11,060	11,274
Other non-current assets	548	251
Total assets	$166,209	$176,598
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,296	$1,443
Accrued expenses and other current liabilities	2,527	4,884
Current portion of long-term debt	12,500	8,333
Total current liabilities	16,323	14,660
Long-term liabilities:
Long-term debt	13,309	17,323
Other long-term liabilities	102	117
Total liabilities	29,734	32,100
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized as of March 31, 2022 and December 31, 2021; 114,039,860 and 114,036,892 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	116	116
Additional paid-in capital	445,471	444,898
Accumulated other comprehensive (loss) income	(291)	5
Accumulated deficit	(308,821)	(300,521)
Total stockholders’ equity	136,475	144,498
Total liabilities and stockholders’ equity	$166,209	$176,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2022	2021
Operating expenses:
Research and development	$5,684	$7,589
General and administrative	2,354	2,778
Depreciation and amortization	8	47
Total operating expenses	8,046	10,414
Loss from operations	(8,046)	(10,414)
Other (expense) income
Interest expense, net	(570)	(593)
Foreign currency exchange loss	(13)	(57)
Tax credit income	329	847
Total other (expense) income, net	(254)	197
Net loss	$(8,300)	$(10,217)
Net loss per share:
Basic and diluted	$(0.05)	$(0.13)
Weighted-average common shares outstanding:
Basic and diluted	152,769,224	76,992,407
Other comprehensive loss:
Loss on foreign currency translation	(208)	(431)
Unrealized loss on short-term investments	(88)	(26)
Total comprehensive loss	$(8,596)	$(10,674)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended March 31, 2022 and 2021

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2021	114,036,892	$116	$444,898	$(300,521)	$5	$144,498
Issuance of common stock for settlement of RSUs	3,688	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(720)	—	(1)	—	—	(1)
Stock-based compensation	—	—	574	—	—	574
Foreign exchange translation adjustment	—	—	—	—	(208)	(208)
Unrealized loss on short-term investments	—	—	—	—	(88)	(88)
Net loss	—	—	—	(8,300)	—	(8,300)
Balance on March 31, 2022	114,039,860	$116	$445,471	$(308,821)	$(291)	$136,475

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2020	54,152,955	$55	$320,893	$(257,507)	$942	$64,383
Issuance of common stock and pre-funded warrants in public offering, net of offering costs (1)	57,479,978	57	121,770	—	—	121,827
Repurchase of outstanding pre-funded warrants	—	—	(3,909)	—	—	(3,909)
Net issuance of common stock upon exercise of stock warrants, net	1,737,450	2	2,544	—	—	2,546
Issuance of common stock for settlement of RSUs	5,563	—	—	—	—	—
Issuance of common stock upon exercise of stock options	202,708	—	2	—	—	2
Stock-based compensation	—	—	946	—	—	946
Foreign exchange translation adjustment	—	—	—	—	(431)	(431)
Unrealized loss on short-term investments	—	—	—	—	(26)	(26)
Net loss	—	—	—	(10,217)	—	(10,217)
Balance on March 31, 2021	113,578,654	$114	$442,246	$(267,724)	$485	$175,121

(1)
As discussed in Note 8. Stockholders’ Equity, the Company sold (i) an aggregate of 57,479,978 shares of the Company’s common stock, par value $0.001 per share and (ii) pre-funded warrants to purchase an aggregate of 32,175,172 shares of the Company's common stock at an exercise price, equal to the par value, of $0.001 per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,300)	$(10,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	47
Amortization of right-of-use assets	33	57
Foreign currency loss	13	57
Amortization of debt issuance costs	153	140
Amortization on premium to short-term investments	267	161
Stock-based compensation	574	946
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,638	879
Non-current assets	(332)	(863)
Accounts payable and accrued expenses and other current liabilities	(2,479)	(781)
Long-term liabilities	—	(23)
Net cash used in operating activities	(8,425)	(9,597)
Cash flows from investing activities:
Purchase of available-for-sale securities, net	(16,004)	(94,319)
Maturity of available-for-sale securities	58,393	16,580
Sale of available-for-sale securities, net	11,276	—
Net cash provided by (used in) investing activities	53,665	(77,739)
Cash flows from financing activities:
Repurchase of outstanding pre-funded warrants	—	(3,909)
Issuance of common stock and pre-funded warrants in public offering, net of offering costs	—	121,827
Proceeds from exercise of stock options	—	2
Issuance of common stock upon exercise of warrants, net	—	2,546
Repurchase of shares for minimum tax withholdings	(1)	—
Net cash (used in) provided by financing activities	(1)	120,466
Effect of exchange rate changes on cash and cash equivalents	(24)	(28)
Increase in cash and cash equivalents	45,215	33,102
Cash and cash equivalents beginning of period	34,012	22,880
Cash and cash equivalents end of period	$79,227	$55,982

Supplemental disclosure of cash flow information:
Cash paid for interest	$484	$484

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. The Company’s lead program, molgramostim nebulizer solution (“molgramostim”), an inhaled biologic, is a granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). Previously, the Company's pipeline included vancomycin hydrochloride inhalation powder (“vancomycin”) for persistent methicillin-resistant Staphylococcus aureus lung infection in people living with cystic fibrosis (“CF”) and inhaled liposomal ciprofloxacin (formerly referred to as Apulmiq) for non-CF bronchiectasis. The Company and its wholly-owned subsidiaries operate in one segment with its principal office in Austin, Texas.

Since inception, Savara has devoted its efforts and resources to identifying and developing its product candidates, recruiting personnel, and raising capital. Savara has incurred operating losses and negative cash flow from operations and has no product revenue from inception to date. The Company has not yet commenced commercial operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments that are necessary to fairly present the statements of financial position, operations and cash flows for the periods presented. The results of operations for interim periods shown in this report are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted from these condensed consolidated financial statements, as permitted by rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The Company believes the disclosures made in these condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these condensed consolidated financial statements be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements. There have been no changes to the Company's significant accounting policies since the date of those financial statements.

Principles of Consolidation

The interim condensed consolidated financial statements of the Company are stated in U.S. dollars and are prepared under U.S. GAAP. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements of the Company’s wholly-owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated other comprehensive income in the condensed consolidated balance sheet. All intercompany transactions and accounts have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2021 has been derived from the Company's audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

Liquidity

As of March 31, 2022, the Company had an accumulated deficit of approximately $308.8 million. The Company used cash in operating activities of approximately $8.4 million during the three months ended March 31, 2022. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

The Company is currently focused on the development of molgramostim for the treatment of aPAP and believes such activities will result in the continued incurrence of significant research and development and other expenses related to this program. If the clinical trial for the Company’s product candidate fails or produces unsuccessful results and the product candidate does not gain regulatory approval or, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents on hand, short-term investments and, potentially, through a combination of equity offerings, debt financings, government or other third-party funding, and other collaborations and strategic alliances with partner companies. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

The Company’s cash and cash equivalents of $79.2 million and short-term investments of $72.6 million as of March 31, 2022 are sufficient to fund the Company’s operations for the twelve months subsequent to the issuance date of these condensed consolidated financial statements. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company will need to reevaluate its long-term operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management’s estimates include, but are not limited to, those related to the accrual of research and development expenses and general and administrative costs, certain financial instruments recorded at fair value, the valuation of stock-based compensation, and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, changes in circumstance and facts, and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Accordingly, actual results could be materially different from those estimates.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid contracted research and development costs	$1,098	$1,902
R&D tax credit receivable	822	838
VAT receivable	327	306
Prepaid insurance	187	427
Deposits and other	306	356
Total prepaid expenses and other current assets	$2,740	$3,829

Prepaid Contracted Research and Development Costs

As of March 31, 2022, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for molgramostim for the treatment of aPAP. This includes prepaid amounts paid under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of March 31, 2022. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2021, the Company generated a Danish tax credit of $0.8 million which is included in R&D tax credit receivable and is expected to be received in the fourth quarter of 2022. During the three months ended March 31, 2022, the Company generated a Danish tax credit of $0.3 million which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2023.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	March 31, 2022	December 31, 2021
Accrued contracted research and development costs	$1,204	$1,623
Accrued compensation	590	2,526
Accrued general and administrative costs	615	600
Lease liability	118	135
Total accrued expenses and other current liabilities	$2,527	$4,884

Accrued Contracted Research and Development Costs

As of March 31, 2022, Accrued contracted research and development costs are primarily comprised of costs associated with molgramostim for the treatment of aPAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

Accrued Compensation

As of March 31, 2022, Accrued compensation includes amounts to be paid to employees for salary, vacation and non-equity performance-based compensation. At the end of any period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$23,710	$1	$(80)	$23,631
Corporate securities	12,632	—	(58)	12,574
Commercial paper	36,365	—	—	36,365
Total short-term investments	$72,707	$1	$(138)	$72,570

As of December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$12,205	$—	$(15)	$12,190
Asset backed securities	11,349	—	(3)	11,346
Corporate securities	49,095	—	(29)	49,066
Commercial paper	54,557	—	—	54,557
Total short-term investments	$127,206	$—	$(47)	$127,159

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

There were no significant realized gains or losses related to investments for the three and three months ended March 31, 2022 and 2021.

6. Long-term Debt

On April 28, 2017, the Company entered into a loan and security agreement with Silicon Valley Bank, as amended by the First Amendment to the Loan and Security Agreement on October 31, 2017, the Second Amendment to the Loan and Security Agreement on December 4, 2018, the Third Amendment on January 31, 2020, and the Fourth Amendment on March 30, 2021 (the “Loan Agreement”), pursuant to which Silicon Valley Bank provided a term loan to us in the principal amount of $25 million.

The Fourth Amendment provided that the first payment of principal plus interest will be due on July 1, 2022 with equal principal payments over 18 months if the Company met certain requirements by June 30, 2021, which it did meet. If the requirements had not been met, the interest-only period would have expired on June 30, 2021.

Silicon Valley Bank was granted a perfected first priority lien in all of the Company's assets with a negative pledge on intellectual property. The Loan Agreement contained customary affirmative and negative covenants, including among others, covenants that limit the Company's and its subsidiaries’ ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to certain exceptions. Additionally, the Loan Agreement contained an affirmative covenant that required us to deliver evidence by June 30, 2021 of the receipt of gross cash proceeds of at least $25 million from the exercise of currently outstanding warrants or the issuance of other equity securities, which was satisfied upon completion of the Public Offering, as defined and discussed in Note 8. Stockholders’ Equity.

The loan bears interest at the greater of (i) the prime rate reported in The Wall Street Journal, plus a spread of 3.0% or (ii) 7.75%. The Loan Agreement also requires a prepayment fee (2.0% of funded amounts in months 13-24, and 1.0% thereafter), and an end of term charge equal to 6.2% of the amount of principal borrowed.

The Company paid minimal legal costs directly attributable to the original issuance of the debt instrument underlying the Loan Agreement and subsequent amendments. Such charges were accounted for as debt issuance costs and are being amortized to interest expense using the effective interest method through the scheduled maturity date.

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,	March 31, 2022	December 31, 2021
2022	$8,333	$8,333
2023	18,167	18,167
Total future minimum payments	26,500	26,500
Unamortized end of term charge	(576)	(694)
Debt issuance costs	(65)	(85)
Debt discount related to warrants	(50)	(65)
Total debt	25,809	25,656
Current portion of long-term debt	(12,500)	(8,333)
Long-term debt	$13,309	$17,323

7. Fair Value Measurements

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

During the three months ended March 31, 2022 and 2021, the Company experienced a decrease of approximately $0.2 million and an increase of $0.5 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

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

The fair value of these instruments as of March 31, 2022 and December 31, 2021 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2022
Cash equivalents:
U.S. Treasury money market funds	$76,501	$—	$—	$76,501
Short-term investments:
U.S. government securities	23,631	—	—	23,631
Corporate securities	—	12,574	—	12,574
Commercial paper	—	36,365	—	36,365

As of December 31, 2021
Cash equivalents:
U.S. Treasury money market funds	$30,853	$—	$—	$30,853
Short-term investments:
U.S. government securities	12,190	—	—	12,190
Asset backed securities	—	11,346	—	11,346
Corporate securities	—	49,066	—	49,066
Commercial paper	—	54,557	—	54,557

8. Stockholders’ Equity

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

On August 13, 2021, thirty days following the achievement of a defined clinical milestone, the remaining 3,474,902 milestone warrants dated December 24, 2019 expired and therefore such milestone warrants have been terminated and are no longer outstanding or exercisable.

Termination of Wainwright Common Stock Sales Agreement

On April 28, 2017, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, which was amended by Amendment No. 1 to the Common Stock Sales Agreement on June 29, 2018 (the “Wainwright Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of Common Stock having an aggregate offering price of not more than $60 million, in addition to the $2.3 million in shares sold prior to the amendment.

On July 2, 2021, the Company delivered written notice to Wainwright that it was terminating the Wainwright Sales Agreement effective July 12, 2021.

Evercore Common Stock Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore Group L.L.C., (“Evercore”), as sales agent (the “Evercore Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of Common Stock (the “Shares”), having an aggregate offering price of not more than $60 million. The Evercore Sales Agreement was effective on July 16, 2021, the date the Company’s shelf registration agreement on Form S-3, as filed with the SEC on July 6, 2021 ("New Registration Statement"), was declared effective by the SEC. The Shares will be offered and sold pursuant to the New Registration Statement. Subject to the terms and conditions of the Evercore Sales Agreement, Evercore will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Evercore Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Evercore Sales Agreement or terminate the Evercore Sales Agreement.

During the three months ended March 31, 2022 and 2021, the Company did not sell any shares common stock under either the Wainwright Sales Agreement or the Evercore Sales Agreement.

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	March 31, 2022	December 31, 2021
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
2021 Pre-funded Warrants	32,175,172	32,175,172
Stock options outstanding	6,199,059	6,218,841
Issued and nonvested RSUs	1,268,687	1,272,375
Total shares reserved	46,276,248	46,299,718

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of March 31, 2022:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
October 2024	775,000	$0.01
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	37,955,709	$0.001
	38,808,502

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$941	$1	$942
Change	(887)	(50)	(937)
Balance, December 31, 2021	54	$(49)	5
Change	(208)	(88)	(296)
Balance, March 31, 2022	$(154)	$(137)	$(291)

9. Commitments

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

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

March 31, 2022
Molgramostim manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of molgramostim	$2,600
Molgramostim nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer molgramostim	556
Total manufacturing and other commitments	$3,156

The milestone commitments disclosed above reflect the activities that have not been recognized at March 31, 2022 because they are not deemed probable and reasonably estimable.

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

Contract Research

On March 5, 2021, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA-2 trial. Under that work order and subsequent change orders, the Company will pay Parexel service fees and pass-through expenses estimated to be approximately $33 million over the course of the IMPALA-2 clinical trial.

Risk Management

The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to certain risks associated with operating the Company’s business to an acceptable level.

10. Stock-Based Compensation

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

2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), as amended with approval by the Company's stockholders. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units (“RSUs”), performance units, shares and other stock-based awards. Share-based awards are subject to terms and conditions established by board of directors or the compensation committee of board of directors. As of March 31, 2022, the number of shares of common stock available for grant under the 2015 Plan was 262,144 shares.

Under both the 2008 Plan and 2015 Plan, stock options typically vest quarterly over four years and expire ten years from the grant date and RSUs typically vest quarterly over four years or cliff vest after two years.

2021 Inducement Equity Incentive Plan

The Company adopted the 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) in May 2021. The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of March 31, 2022, the number of shares of common stock available for grant under the 2021 Plan was 230,000 shares.

Under the Inducement Plan, stock options typically vest quarterly over four years and expire ten years from the grant date and RSUs typically cliff vest after two years.

Stock-Based Awards Activity

The following table provides a summary of stock-based awards activity for the three months ended March 31, 2022:

Stock Options:

Outstanding at December 31, 2021	6,218,841
Granted	40,000
Exercised	—
Expired/cancelled/forfeited	(59,782)
Outstanding at March 31, 2022	6,199,059

The total compensation cost related to non-vested stock options not yet recognized as of March 31, 2022 was $3.2 million, which will be recognized over a weighted-average period of approximately 2.7 years.

RSUs:

Outstanding at December 31, 2021	1,272,375
Granted	—
Vested	(3,688)
Forfeited	—
Outstanding at March 31, 2022	1,268,687

The total compensation cost related to unvested RSUs not yet recognized as of March 31, 2022 was $1.2 million, which will be recognized over a weighted-average period of approximately 1.6 years.

D. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Research and development	$176	$464
General and administrative	398	482
Total stock-based compensation	$574	$946

11. Net Loss per Share

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three months ended March 31,
	2022	2021
Awards under equity incentive plan	6,199,059	5,338,509
Non-vested restricted shares and restricted stock units	1,268,687	460,709
Warrants to purchase common stock	77,793	3,625,564
Total	7,545,539	9,424,782

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share amounts):

	Three months ended March 31,
	2022	2021
Net loss	$(8,300)	$(10,217)
Net loss attributable to common stockholders	(8,300)	(10,217)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(8,300)	(10,217)
Weighted-average common shares outstanding, basic and diluted	152,769,224	76,992,407
Basic and diluted EPS	$(0.05)	$(0.13)

12. Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued. The Company determined there were no events, other than as described below, that required disclosure or recognition in these condensed consolidated financial statements.

Amended and Restated Loan Agreement

On April 21, 2022, Savara Inc. (the “Company”) and its subsidiary, Aravas Inc. (“Aravas”), entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”), as co-borrowers, and Silicon Valley Bank, as lender (the “Lender”), which amended and restated in its entirety the Loan Agreement. The Amended Loan Agreement provides for a $26.5 million term loan facility, the proceeds of which were used to refinance all outstanding obligations under the Loan Agreement.

Pursuant to the Amended Loan Agreement, the loan has an interest-only monthly payment through April 21, 2026 (the “Interest-Only Period”) and thereafter equal monthly installments of principal plus interest over 12 months until April 21, 2027 (the “Maturity Date”). However, the Company may elect to extend the Interest-Only Period until the Maturity Date if it maintains cash and cash equivalents equal to at least 1.75 times the outstanding principal amount of the loan during the fifth year. If the Interest-Only Period is extended, all principal and unpaid interest is due and payable on the Maturity Date.

The loan bears interest at a floating rate equal to the greater of (i) 3% and (ii) the prime rate reported in The Wall Street Journal, minus a spread of 0.5%. Savara is obligated to pay customary closing fees and a final payment of 2.75% of the principal amount advanced under the facility. The Company may prepay the loan in whole or in part at any time, subject to a prepayment fee of 4.25% if prepaid within the first anniversary of the closing date and 1.0% if prepaid between the first and second anniversaries of the closing date. Following the second anniversary, there is no prepayment fee.

Additionally, the Amended Loan Agreement contains an affirmative covenant providing that if the Company’s balance of cash and cash equivalents falls below $40 million, the Company is required to maintain cash and cash equivalents equal to at least (i) six months of operating expenses and (ii) 1.2 times the outstanding principal amount of the loan (or 1.75 in the final year of the loan if the Interest-Only Period is extended).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions, and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those identified below, the ability to project future cash utilization and reserves needed for contingent future liabilities and business operations, the risks associated with the process of conducting clinical trials and developing, obtaining regulatory approval for and commercializing drug candidates that are safe and effective for use as human therapeutics, the timing and ability to raise additional capital as needed to fund continued operations, natural disasters, pandemics, geopolitical events, and those discussed in the section entitled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission ("SEC") on March 30, 2022, all of which are difficult to predict.

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

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our lead program, molgramostim nebulizer solution (“molgramostim”), an inhaled biologic, is a granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). Previously, our pipeline included vancomycin hydrochloride inhalation powder (“vancomycin”) for persistent methicillin-resistant Staphylococcus aureus lung infection in people living with cystic fibrosis (“CF”) and inhaled liposomal ciprofloxacin (formerly referred to as Apulmiq) for non-CF bronchiectasis. Savara, together with its wholly-owned subsidiaries, operate in one segment with its principal office in Austin, Texas.

Since inception, we have devoted our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to March 31, 2022, we have raised net cash proceeds of approximately $392.9 million, primarily from public offerings of our common stock, private placements of convertible preferred stock, and debt financings.

We have never been profitable and have incurred operating losses every year since inception. Our net losses for the three months ended March 31, 2022 and 2021 were $8.3 million and $10.2 million, respectively, and the net loss for the year ended December 31, 2021 was $43.0 million. As of March 31, 2022, we had an accumulated deficit of $308.8 million. Our operating losses primarily resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of March 31, 2022, we had cash and cash equivalents of $79.2 million and short-term investments of $72.6 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

COVID-19 Update

The continuing COVID-19 global pandemic poses risks to our business. As we continue enrollment of our Phase 3 trial for the use of molgramostim for the treatment of aPAP, there remains a general uncertainty regarding the impact of COVID-19 on the aPAP patient population, health care providers, and clinical trial staff and personnel. Patients suffering from aPAP lung disease are prone to underlying lung conditions and are often treated by infectious disease specialists and pulmonologists. Some aPAP patients may be hesitant to enroll in the study due to the study requiring multiple clinical site visits, which may lead to COVID-19 exposure. Further, if an aPAP patient enrolled in the study contracted COVID-19, they may experience an interruption in treatment or need to discontinue their participation. There could also be delays in treatment associated with quarantine requirements if a staff member at an enrollment site contracts COVID-19 or treating physicians may need to refocus their attention on COVID-19 as new variants emerge.

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
•
our third-party service providers, manufacturers, and suppliers may experience similar circumstances, which could negatively impact our supply chain and progress of our development pipeline; and
•
COVID-19 and related safety concerns have and could delay recruitment of our clinical trials.

The COVID-19 pandemic remains extremely fluid and we are continuing to re-assess the impact on our operations by monitoring the spread of COVID-19, emerging COVID-19 variants, and the actions implemented to combat the virus in various regions throughout the world. Where possible and appropriate, we are making necessary operational and strategic decisions in an attempt to mitigate the negative impact of the virus on our operations.

Recent Events

Amended and Restated Loan Agreement

On April 21, 2022, we entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) between Savara and our subsidiary, Aravas Inc. ("Aravas"), as borrowers, and Silicon Valley Bank, as lender (the “Lender”), which amended and restated in its entirety the Loan and Security Agreement between Savara and Aravas, as borrowers, and the Lender dated April 28, 2017, as subsequently amended on October 31, 2017, December 4, 2018, January 31, 2020, and March 30, 2021 (the “Loan Agreement”). The Amended Loan Agreement provides for a $26.5 million term loan facility, the proceeds of which were used to refinance all outstanding obligations under the Loan Agreement.

Pursuant to the Amended Loan Agreement, the loan has an interest-only monthly payment through April 21, 2026 (the “Interest-Only Period”) and thereafter equal monthly installments of principal plus interest over 12 months until April 21, 2027 (the “Maturity Date”). However, we may elect to extend the Interest-Only Period until the Maturity Date if we maintain cash and cash equivalents equal to at least 1.75 times the outstanding principal amount of the loan during the fifth year. If the Interest-Only Period is extended, all principal and unpaid interest is due and payable on the Maturity Date.

The loan bears interest at a floating rate equal to the greater of (i) 3% and (ii) the prime rate reported in The Wall Street Journal, minus a spread of 0.5%. Savara is obligated to pay customary closing fees and a final payment of 2.75% of the principal amount advanced under the facility. The Company may prepay the loan in whole or in part at any time, subject to a prepayment fee of 4.25% if prepaid within the first anniversary of the closing date and 1.0% if prepaid between the first and second anniversaries of the closing date. Following the second anniversary, there is no prepayment fee.

Additionally, the Amended Loan Agreement contains an affirmative covenant providing that if our balance of cash and cash equivalents falls below $40 million, we are required to maintain cash and cash equivalents equal to at least (i) six months of operating expenses and (ii) 1.2 times the outstanding principal amount of the loan (or 1.75 in the final year of the loan if the Interest-Only Period is extended).

International Conflict

In February 2022, Russia commenced a military invasion of Ukraine. The political and physical conditions in Ukraine and Russia, as well as in neighboring countries, may disrupt our supply chain and increase our costs, which may adversely affect our ability to conduct ongoing clinical trials and impact patients’ ability to partake in our clinical trials. While we do not believe this conflict will have a material impact on our current operations, given the rapidly evolving situation and the potential to expand beyond Ukraine and Russia, the full impact of the conflict remains uncertain.

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
o
facilities and other expenses, which include expenses for maintenance of facilities; and
o
regulatory expenses and technology license fees related to development activities.

The following table shows our research and development expenses for the periods indicated:

	Three months ended March 31,
	2022	2021
	(in thousands)
Product candidates:
Molgramostim	$5,684	$5,091
Vancomycin	—	2,498
Total research and development expenses	$5,684	$7,589

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

Critical Accounting Policies and Estimates

There have not been any material changes during the three months ended March 31, 2022 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Please read Part II, Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021 for further description of our critical accounting policies.

Results of Operations — Comparison of Three Months Ended March 31, 2022 and 2021

	For the Three Months Ended March 31,		Dollar
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$5,684	$7,589	$(1,905)
General and administrative	2,354	2,778	(424)
Depreciation and amortization	8	47	(39)
Total operating expenses	8,046	10,414	(2,368)
Loss from operations	(8,046)	(10,414)	2,368
Other (expense) income, net	(254)	197	(451)
Net loss	$(8,300)	$(10,217)	$1,917

Research and Development

Research and development expenses decreased by $1.9 million, or 25.1%, to $5.7 million for the three months ended March 31, 2022 from $7.6 million for the three months ended March 31, 2021. The decrease is primarily attributable to an approximately $2.5 million decrease in costs associated with the close-out and wind-down of vancomycin activities. This decrease is partially offset by an approximately $0.6 million increase in costs associated with molgramostim for the treatment of aPAP related to continued screening and enrollment of patients and chemistry, manufacturing, and controls (“CMC”) associated with the IMPALA-2 trial.

General and Administrative

General and administrative expenses decreased by $0.4 million, or 15.3%, to $2.4 million for the three months ended March 31, 2022 from $2.8 million for the three months ended March 31, 2021. The decrease is primarily attributable to decreased administrative and compensation costs associated with streamlining certain operational activities, which were initiated during the third quarter of 2021.

Other (Expense) Income, Net

Other (expense) income, net decreased by $0.5 million, or 83.0%, to a loss of $0.3 million for the three months ended March 31, 2022 from income of $0.2 million for the three months ended March 31, 2021. The change is primarily related to a $0.5 million decrease in Tax credit income during the three months ended March 31, 2022, which is a result of decreased spend in our Danish subsidiary during the quarter.

Liquidity and Capital Resources

As of March 31, 2022, we had $79.2 million of cash and cash equivalents, $72.6 million in short-term investments and an accumulated deficit of $308.8 million. As discussed in Note 6. Long-term Debt in the notes to the condensed consolidated financial statements included in this Quarterly Report, we entered into a Loan and Security Agreement with Silicon Valley Bank during the year ended December 31, 2017, which was amended a fourth time in March 2021, under which we have drawn a total of $25 million.

As discussed in Note 12. Subsequent Events in the notes to the consolidated financial statements included in this Quarterly Report, we entered into the Amended Loan Agreement during April 2022 that provided for a $26.5 million term loan facility, the proceeds of which were used to refinance all outstanding obligations under the Loan Agreement.

On March 11, 2021, we completed a public issuance of our common stock and pre-funded warrants for gross proceeds of approximately $130 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses, of approximately $122.2 million as discussed in Note 8. Stockholders’ Equity in the notes to the condensed consolidated financial statements included in this Quarterly Report. Since 2017, we have completed four public offerings with combined net proceeds, after deducting the underwriting discounts and commissions and offering expenses, of approximately $257.6 million.

We have used and intend to use the net proceeds from these offerings for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for our product candidate and general and administrative expenses. As we continue to progress on the IMPALA-2 trial and given the uncertainty created by the COVID-19 global pandemic, we will continue to monitor our liquidity and capital requirements.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(8,425)	$(9,597)
Cash provided by (used in) investing activities	53,665	(77,739)
Cash (used in) provided by financing activities	(1)	120,466
Effect of exchange rate changes	(24)	(28)
Net change in cash	$45,215	$33,102

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2022 was $8.4 million, consisting of a net loss of $8.3 million, a $2.5 million decrease in Accounts payable and Accrued expenses and other current liabilities mostly relating to the wind down or completion of our non-aPAP trials. This was partially offset by a $1.6 million decrease in Prepaid and other current assets associated with a reduction in prepaid research and development costs for our IMPALA-2 trial and approximately $1.0 million of noncash charges (comprised of depreciation and amortization including right-of-use assets, accretion on discount to short-term investments, amortization of debt issuance costs and stock-based compensation).

Cash flows from investing activities

Cash used in investing activities of $53.7 million for the three months ended March 31, 2022 was primarily associated with cash used for purchases of short-term investments in excess of proceeds from the net sales and maturities of short-term investments.

Cash flows from financing activities

Cash provided by financing activities was minimal for the three months ended March 31, 2022. The change from the three months ended March 31, 2021 is primarily related to $121.8 million in net proceeds from the public issuance of common stock and pre-funded warrants and $2.5 million in net proceeds from the exercise of warrants. This was partially offset by the payment of $3.9 million to repurchase outstanding warrants, as discussed in Note 8. Stockholders’ Equity in the notes to the condensed consolidated financial statements included in this Quarterly Report.

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

As of March 31, 2022, we had cash, cash equivalents, and short-term investments of approximately $151.8 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 9. Commitments - Manufacturing and Other, of the condensed consolidated financial statements in this Quarterly Report, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

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

We also have interest rate exposure related to our long-term debt. As of March 31, 2022, the Loan Agreement bore interest at the greater of (i) prime rate reported in The Wall Street Journal, plus a spread of 3.0% or (ii) 7.75%. Changes in the prime rate would have impacted our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on March 31, 2022 were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

We have ongoing operations in Denmark and pay those vendors in local currency (Danish Krone) or Euros. At times, we seek to limit the impact of foreign currency fluctuations through the use of derivative instruments, and short-term foreign currency forward exchange contracts not designated as hedging instruments. We did not recognize any significant exchange rate losses during the three months ended March 31, 2022 and 2021. A 10% change in the Krone-to-dollar or Euro-to-dollar exchange rate on March 31, 2022 would not have had a material effect on our results of operations or financial condition.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the periods presented.

Although we do not believe that we are currently exposed to material changes in the risks related to our cash, cash equivalents, and short-term investment securities, interest rates of our long-term debt, or foreign currency exchange rates, we are cautiously and actively monitoring potential risks associated with these instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2022 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021, and the risk factors and other cautionary statements contained in our other filings with the SEC, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2021 or our other SEC filings.

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

3.2	Composite Amended and Restated Bylaws, as amended, of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 26, 2014.)
10.1	Amended and Restated Loan and Security Agreement, dated April 21, 2022, between the Registrant and its subsidiary, Aravas Inc., as borrowers, and Silicon Valley Bank.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Savara Inc.

Date: May 11, 2022	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ David Lowrance
David Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)