Form 10-Q
period 2022-06-30
Savara Inc
filed 2022-08-11
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 114,042,642 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item I. Financial Information

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,153	$34,012
Short-term investments	47,286	127,159
Prepaid expenses and other current assets	2,946	3,829
Total current assets	145,385	165,000
Property and equipment, net	61	73
In-process R&D	10,379	11,274
Other non-current assets	952	251
Total assets	$156,777	$176,598
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$805	$1,443
Accrued expenses and other current liabilities	2,901	4,884
Current portion of long-term debt	—	8,333
Total current liabilities	3,706	14,660
Long-term liabilities:
Long-term debt	25,942	17,323
Other long-term liabilities	87	117
Total liabilities	29,735	32,100
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized as of June 30, 2022 and December 31, 2021; 114,041,271 and 114,036,892 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	116	116
Additional paid-in capital	445,927	444,898
Accumulated other comprehensive (loss) income	(1,016)	5
Accumulated deficit	(317,985)	(300,521)
Total stockholders’ equity	127,042	144,498
Total liabilities and stockholders’ equity	$156,777	$176,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$6,418	$7,252	12,102	14,841
General and administrative	2,957	3,153	5,311	5,931
Depreciation and amortization	8	47	16	94
Total operating expenses	9,383	10,452	17,429	20,866
Loss from operations	(9,383)	(10,452)	(17,429)	(20,866)
Other income (expense)
Interest expense, net	(284)	(558)	(854)	(1,150)
Foreign currency exchange gain (loss)	42	43	29	(15)
Tax credit income	461	26	790	873
Total other income (expense), net	219	(489)	(35)	(292)
Net loss	$(9,164)	$(10,941)	$(17,464)	$(21,158)
Net loss per share:
Basic and diluted	$(0.06)	$(0.07)	$(0.11)	$(0.18)
Weighted-average common shares outstanding:
Basic and diluted	152,771,103	152,460,531	152,770,434	114,934,938
Other comprehensive loss:
(Loss) gain on foreign currency translation	(745)	83	(953)	(348)
Unrealized gain (loss) on short-term investments	20	24	(68)	(2)
Total comprehensive loss	$(9,889)	$(10,834)	$(18,485)	$(21,508)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended June 30, 2022 and 2021

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2021	114,036,892	$116	$444,898	$(300,521)	$5	$144,498
Issuance of common stock for settlement of RSUs	3,688	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(720)	—	(1)	—	—	(1)
Stock-based compensation	—	—	574	—	—	574
Foreign exchange translation adjustment	—	—	—	—	(208)	(208)
Unrealized loss on short- term investments	—	—	—	—	(88)	(88)
Net loss	—	—	—	(8,300)	—	(8,300)
Balance on March 31, 2022	114,039,860	$116	$445,471	$(308,821)	$(291)	$136,475
Issuance of common stock for settlement of RSUs	1,812	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(401)	—	—	—	—	—
Stock-based compensation	—	—	456	—	—	456
Foreign exchange translation adjustment	—	—	—	—	(745)	(745)
Unrealized gain on short- term investments	—	—	—	—	20	20
Net loss	—	—	—	(9,164)	—	(9,164)
Balance on June 30, 2022	114,041,271	$116	$445,927	$(317,985)	$(1,016)	$127,042

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

Periods Ended June 30, 2022 and 2021

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2020	54,152,955	$55	$320,893	$(257,507)	$942	$64,383
Issuance of common stock and pre-funded warrants in public offering, net of offering costs (1)	57,479,978	57	121,770	—	—	121,827
Repurchase of outstanding pre-funded warrants	—	—	(3,909)	—	—	(3,909)
Net issuance of common stock upon exercise of stock warrants, net	1,737,450	2	2,544	—	—	2,546
Issuance of common stock for settlement of RSUs	5,563	—	—	—	—	—
Issuance of common stock upon exercise of stock options	202,708	—	2	—	—	2
Stock-based compensation	—	—	946	—	—	946
Foreign exchange translation adjustment	—	—	—	—	(431)	(431)
Unrealized loss on short- term investments	—	—	—	—	(26)	(26)
Net loss	—	—	—	(10,217)	—	(10,217)
Balance on March 31, 2021	113,578,654	$114	$442,246	$(267,724)	$485	$175,121
Issuance of common stock and pre-funded warrants in public offering, net of offering costs	—	—	321	—	—	321
Issuance of common stock for settlement of RSUs	203,687	—	—	—	—	—
Issuance of common stock upon exercise of stock options	65,191	—	3	—	—	3
Stock-based compensation	—	—	771	—	—	771
Foreign exchange translation adjustment	—	—	—	—	83	83
Unrealized gain on short- term investments	—	—	—	—	24	24
Net loss	—	—	—	(10,941)	—	(10,941)
Balance on June 30, 2021	113,847,532	$114	$443,341	$(278,665)	$592	$165,382

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

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,464)	$(21,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	94
Amortization of right-of-use assets	66	116
Foreign currency (gain) loss	(29)	15
Amortization of debt issuance costs	198	277
Amortization on premium to short-term investments	371	668
Stock-based compensation	1,030	1,717
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,337	(170)
Non-current assets	(803)	(890)
Accounts payable and accrued expenses and other current liabilities	(2,463)	(2,413)
Long-term liabilities	—	(47)
Net cash used in operating activities	(17,741)	(21,791)
Cash flows from investing activities:
Purchase of property and equipment	(5)	(6)
Purchase of available-for-sale securities, net	(16,004)	(114,445)
Maturity of available-for-sale securities	83,593	33,280
Sale of available-for-sale securities, net	11,276	—
Net cash provided by (used in) investing activities	78,860	(81,171)
Cash flows from financing activities:
Repurchase of outstanding pre-funded warrants	—	(3,909)
Repayment of long-term debt (1)	(26,350)	—
Proceeds from long-term debt, net (1)	26,438
Issuance of common stock and pre-funded warrants in public offering, net of offering costs	—	122,148
Proceeds from exercise of stock options	—	5
Issuance of common stock upon exercise of warrants, net	—	2,546
Repurchase of shares for minimum tax withholdings	(1)	—
Net cash provided by financing activities	87	120,790
Effect of exchange rate changes on cash and cash equivalents	(65)	(55)
Increase in cash and cash equivalents	61,141	17,773
Cash and cash equivalents beginning of period	34,012	22,880
Cash and cash equivalents end of period	$95,153	$40,653

Supplemental disclosure of cash flow information:
Cash paid for interest	$857	$974

(1)
As discussed in Note 6. Long-term Debt, the Amended Loan Agreement (as defined herein) was accounted for as a modification. The Company used the proceeds from the Amended Loan Agreement to repay the outstanding amounts under the Loan Agreement from Silicon Valley Bank.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. The Company’s lead program, molgramostim nebulizer solution (“molgramostim”), a novel inhaled biologic, is a granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). The Company and its wholly-owned subsidiaries operate in one segment with its principal office in Austin, Texas.

Since inception, Savara has devoted its efforts and resources to identifying and developing its product candidates, recruiting personnel, and raising capital. Savara has incurred operating losses and negative cash flow from operations and has no product revenue from inception to date. The Company has not yet commenced commercial operations.

Previously, the Company's pipeline included vancomycin hydrochloride inhalation powder (“vancomycin”) for persistent methicillin-resistant Staphylococcus aureus lung infection in people living with cystic fibrosis (“CF”) and inhaled ciprofloxacin (formerly referred to as Apulmiq) for non-CF bronchiectasis.

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

Principles of Consolidation

The interim condensed consolidated financial statements of the Company are stated in U.S. dollars and are prepared under U.S. GAAP. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements of the Company’s wholly-owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated other comprehensive income in the condensed consolidated balance sheet. All intercompany transactions and accounts have been eliminated in consolidation. The condensed consolidated balance sheet at June 30, 2022 has been derived from the Company's audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

Liquidity

As of June 30, 2022, the Company had an accumulated deficit of approximately $318 million. The Company used cash in operating activities of approximately $17.7 million during the six months ended June 30, 2022. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

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

The Company’s cash and cash equivalents of $95.2 million and short-term investments of $47.3 million as of June 30, 2022 are sufficient to fund the Company’s operations for the twelve months subsequent to the issuance date of these condensed consolidated financial statements. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company will need to reevaluate its long-term operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid contracted research and development costs	$1,578	$1,902
R&D tax credit receivable	771	838
VAT receivable	159	306
Prepaid insurance	260	427
Deposits and other	178	356
Total prepaid expenses and other current assets	$2,946	$3,829

Prepaid Contracted Research and Development Costs

As of June 30, 2022, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for molgramostim for the treatment of aPAP. This includes prepaid amounts paid under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of June 30, 2022. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2021, the Company generated a Danish tax credit of $0.8 million which is included in R&D tax credit receivable and is expected to be received in the fourth quarter of 2022. During the six months ended June 30, 2022, the Company generated a Danish tax credit of $0.8 million which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2023.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	June 30, 2022	December 31, 2021
Accrued contracted research and development costs	$1,145	$1,623
Accrued compensation	1,143	2,526
Accrued general and administrative costs	513	600
Lease liability	100	135
Total accrued expenses and other current liabilities	$2,901	$4,884

Accrued Contracted Research and Development Costs

As of June 30, 2022, Accrued contracted research and development costs are primarily comprised of costs associated with molgramostim for the treatment of aPAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

Accrued Compensation

As of June 30, 2022, Accrued compensation includes amounts to be paid to employees for salary, vacation and non-equity performance-based compensation. At the end of any period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$16,105	$—	$(88)	$16,017
Corporate securities	10,613	—	(29)	10,584
Commercial paper	20,685	—	—	20,685
Total short-term investments	$47,403	$—	$(117)	$47,286

As of December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$12,205	$—	$(15)	$12,190
Asset backed securities	11,349	—	(3)	11,346
Corporate securities	49,095	—	(29)	49,066
Commercial paper	54,557	—	—	54,557
Total short-term investments	$127,206	$—	$(47)	$127,159

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of Accumulated other comprehensive income in the condensed consolidated balance sheet. Classification as short-term or long-term is based upon whether the initial maturity of the debt securities is less than or greater than twelve months.

There were no significant realized gains or losses related to investments for the three and six months ended June 30, 2022 and 2021.

6. Long-term Debt

On April 28, 2017, the Company and its subsidiary, Aravas Inc. (“Aravas”) entered into a loan and security agreement with Silicon Valley Bank, as amended by the First Amendment to the Loan and Security Agreement on October 31, 2017, the Second Amendment to the Loan and Security Agreement on December 4, 2018, the Third Amendment on January 31, 2020, and the Fourth Amendment on March 30, 2021 (the “Loan Agreement”), pursuant to which Silicon Valley Bank provided a term loan to us in the principal amount of $25 million.

On April 21, 2022, the Company and Aravas, entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”), as co-borrowers, and Silicon Valley Bank, as lender (the “Lender”), which amended and restated the Loan Agreement in its entirety. The Amended Loan Agreement provides for a $26.5 million term loan facility. The Company used the proceeds from the Amended Loan Agreement to repay outstanding amounts under the Loan Agreement from Silicon Valley Bank, including principal of $25 million, a prepayment fee of $0.1 million, and an end of term charge of $1.4 million.

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

Silicon Valley Bank was granted a perfected first priority lien in all of the Company's assets with a negative pledge on intellectual property. The Amended Loan Agreement contained customary affirmative and negative covenants, including among others, covenants that limit the Company's and its subsidiaries’ ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to certain exceptions. Additionally, the Amended Loan Agreement contains an affirmative covenant providing that if the Company’s balance of cash and cash equivalents falls below $40 million, the Company is required to maintain cash and cash equivalents equal to at least (i) six months of operating expenses and (ii) 1.2 times the outstanding principal amount of the loan (or 1.75 in the final year of the loan if the Interest-Only Period is extended).

In accordance with FASB ASC Topic 470-50, Debt – Modifications and Extinguishments, the Company evaluated the Amended Loan Agreement to determine whether it should be accounted for as a modification or extinguishment. As a result of this analysis, the Amended Loan Agreement was accounted for as a modification. Accordingly, no gain or loss is recognized. Approximately $0.1 million of fees paid to the lender were capitalized and will be amortized over the term of the Amended Loan Agreement. Expenses paid to third parties associated with the Amended Loan Agreement were immediately expensed and recorded in the Interest expense line item in our condensed consolidated statement of operations.

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,	June 30, 2022	December 31, 2021
2022	$—	$8,333
2023	—	18,167
2024	—	—
2025	—	—
2026	17,667	—
2027	9,562	—
Total future minimum payments	27,229	26,500
Unamortized end of term charge	(704)	(694)
Debt issuance costs	(535)	(85)
Debt discount related to warrants	(48)	(65)
Total debt	25,942	25,656
Current portion of long-term debt	—	(8,333)
Long-term debt	$25,942	$17,323

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

During the six months ended June 30, 2022 and 2021, the Company experienced a decrease of approximately $0.9 million and $0.4 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

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

The fair value of these instruments as of June 30, 2022 and December 31, 2021 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2022
Cash equivalents:
U.S. Treasury money market funds	$94,433	$—	$—	$94,433
Short-term investments:
U.S. government securities	16,017	—	—	16,017
Corporate securities	—	10,584	—	10,584
Commercial paper	—	20,685	—	20,685

As of December 31, 2021
Cash equivalents:
U.S. Treasury money market funds	$30,853	$—	$—	$30,853
Short-term investments:
U.S. government securities	12,190	—	—	12,190
Asset backed securities	—	11,346	—	11,346
Corporate securities	—	49,066	—	49,066
Commercial paper	—	54,557	—	54,557

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

Milestone Warrants

Immediately prior to the Public Offering, the Company entered into separate, privately-negotiated warrant repurchase agreements with certain holders of its outstanding milestone warrants, each dated as of December 24, 2019. On March 15, 2021, the Company paid $3.9 million ($0.15 per share of Common Stock underlying each milestone warrant) to repurchase milestone warrants with 26,061,769 shares of Common Stock underlying such warrants, and the warrants were terminated. The warrant repurchase was accounted for as an equity transaction and resulted in a reduction to Additional paid-in capital in the condensed consolidated statement of stockholders’ equity.

On August 13, 2021, thirty days following the achievement of a defined clinical milestone, the remaining 3,474,902 milestone warrants dated December 24, 2019 expired and therefore such milestone warrants have been terminated and are no longer outstanding or exercisable.

Termination of Wainwright Common Stock Sales Agreement

On April 28, 2017, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, which was subsequently amended on June 29, 2018 (the “Wainwright Sales Agreement”), pursuant to which the Company could offer and sell, from time to time, through Wainwright, shares of Common Stock having an aggregate offering price of not more than $60 million, in addition to the $2.3 million in shares sold prior to the amendment.

The Company terminated the Wainwright Sales Agreement effective July 12, 2021.

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

During the six months ended June 30, 2022 and 2021, the Company did not sell any shares common stock under either the Wainwright Sales Agreement or the Evercore Sales Agreement.

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	June 30, 2022	December 31, 2021
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
2021 Pre-funded Warrants	32,175,172	32,175,172
Stock options outstanding	6,064,278	6,218,841
Issued and nonvested RSUs	1,141,875	1,272,375
Total shares reserved	46,014,655	46,299,718

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of June 30, 2022:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
October 2024	775,000	$0.01
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	37,955,709	$0.001
	38,808,502

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$941	$1	$942
Change	(887)	(50)	(937)
Balance, December 31, 2021	54	$(49)	5
Change	(953)	(68)	(1,021)
Balance, June 30, 2022	$(899)	$(117)	$(1,016)

9. Commitments

Manufacturing and Other

The Company is subject to various royalties and manufacturing and development payments related to its product candidate, molgramostim. Under a manufacture and supply agreement with the active pharmaceutical ingredients (“API”) manufacturer for molgramostim, the Company must make certain payments to the API manufacturer upon achievement of the milestones outlined in the table set forth below. Additionally, upon first receipt of marketing approval by the Company from a regulatory authority in a country for a product containing the API for therapeutic use in humans and ending the earlier of (i) ten years thereafter or (ii) the date a biosimilar of such product is first sold in such country, the Company shall pay the API manufacturer a royalty equal to low-single digits of the net sales in that country.

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the manufacturer of the nebulizer used to administer molgramostim. In addition to these milestones, the Company will owe a royalty of three-and one-half percent (3.5%) to the manufacturer of the nebulizer based on net sales.

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

June 30, 2022
Molgramostim manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of molgramostim	$2,600
Molgramostim nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer molgramostim	521
Total manufacturing and other commitments	$3,121

The milestone commitments disclosed above reflect the activities that have not been recognized at June 30, 2022 because they are not deemed probable and reasonably estimable.

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

Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA-2 trial. Under that work order and subsequent change orders, the Company will pay Parexel service fees, pass-through expenses, and investigator fees estimated to be approximately $33 million over the course of the IMPALA-2 clinical trial.

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

The Company previously issued incentive and non-qualified options and restricted stock to employees and non-employees under the 2008 Plan. The terms of the stock options, including the exercise price per share and vesting provisions, were determined by the board of directors. Stock options were granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant based upon objective and subjective factors including: third-party valuations, preferred stock transactions with third parties, current operating and financial performance, management estimates, and future expectations.

The Company no longer issues stock-based awards under the 2008 Plan.

Amended and Restated 2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), as amended with approval by the Company's stockholders. The Amended and Restated 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units (“RSUs”), performance units, shares, and other stock-based awards. Share-based awards are subject to terms and conditions established by board of directors or the compensation committee of board of directors. As of June 30, 2022, the number of shares of common stock available for grant under the 2015 Plan was 4,354,175 shares.

Under both the 2008 Plan and 2015 Plan, stock options typically vest quarterly over four years and expire ten years from the grant date and RSUs typically vest quarterly over four years or cliff vest after two years.

2021 Inducement Equity Incentive Plan

The Company adopted the 2021 Inducement Equity Incentive Plan in May 2021 and amended it in September 2021 (as amended, the “Inducement Plan”) . The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, or performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of June 30, 2022, the number of shares of common stock available for grant under the Inducement Plan was 406,250 shares.

Under the Inducement Plan, stock options typically vest quarterly over four years and expire ten years from the grant date and RSUs typically cliff vest after two years.

Stock-Based Awards Activity

The following table provides a summary of stock-based awards activity for the six months ended June 30, 2022:

Stock Options:

Outstanding at December 31, 2021	6,218,841
Granted	95,000
Exercised	—
Expired/cancelled/forfeited	(249,563)
Outstanding at June 30, 2022	6,064,278

The total compensation cost related to non-vested stock options not yet recognized as of June 30, 2022 was $2.7 million, which will be recognized over a weighted-average period of approximately 2.5 years.

RSUs:

Outstanding at December 31, 2021	1,272,375
Granted	—
Vested	(5,500)
Forfeited	(125,000)
Outstanding at June 30, 2022	1,141,875

The total compensation cost related to unvested RSUs not yet recognized as of June 30, 2022 was $0.9 million, which will be recognized over a weighted-average period of approximately 1.4 years.

Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development	$71	$291	$247	$755
General and administrative	385	480	783	962
Total stock-based compensation	$456	$771	$1,030	$1,717

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Six months ended June 30,
	2022	2021
Awards under equity incentive plan	6,064,278	5,125,189
Non-vested restricted shares and restricted stock units	1,141,875	357,022
Warrants to purchase common stock	77,793	3,552,695
Total	7,283,946	9,034,906

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(9,164)	$(10,941)	$(17,464)	$(21,158)
Net loss attributable to common stockholders	(9,164)	(10,941)	(17,464)	(21,158)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(9,164)	(10,941)	(17,464)	(21,158)
Weighted-average common shares outstanding, basic and diluted	152,771,103	152,460,531	152,770,434	114,934,938
Basic and diluted EPS	$(0.06)	$(0.07)	$(0.11)	$(0.18)

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

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our lead program, molgramostim nebulizer solution (“molgramostim”), a novel inhaled biologic, is a granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). Savara, together with its wholly-owned subsidiaries, operate in one segment with its principal office in Austin, Texas.

Since inception, we have devoted our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to June 30, 2022, we have raised net cash proceeds of approximately $392.9 million, primarily from public offerings of our common stock, private placements of convertible preferred stock, and debt financings.

Previously, our pipeline included vancomycin hydrochloride inhalation powder (“vancomycin”) for persistent methicillin-resistant Staphylococcus aureus lung infection in people living with cystic fibrosis (“CF”) and inhaled ciprofloxacin (formerly referred to as Apulmiq) for non-CF bronchiectasis.

We have never been profitable and have incurred operating losses every year since inception. Our net losses for the three months ended June 30, 2022 and 2021 were $9.2 million and $10.9 million, respectively. Our net losses for the six months ended June 30, 2022 and 2021 were $17.5 million and $21.2 million, respectively, and the net loss for the year ended December 31, 2021 was $43.0 million. As of June 30, 2022, we had an accumulated deficit of approximately $318 million. Our operating losses primarily resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2022, we had cash and cash equivalents of $95.2 million and short-term investments of $47.3 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

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

We are unable to quantify the impact this situation will have on our future financial performance; the public health actions being undertaken to reduce the spread of the virus have created, and may continue to create, challenges and disruptions to our operations. Management, on an on-going basis, is evaluating our liquidity position, communicating with and monitoring the actions of our service providers, manufacturers, and suppliers and reviewing our near-term financial performance as we manage Savara through the uncertainty related to COVID-19.

As of the date of this report:

•
management monitors local conditions and establishes appropriate policies to help ensure the health and safety of our employees;
•
our third-party service providers, manufacturers, and suppliers may experience similar circumstances, which could negatively impact our supply chain and progress of our development pipeline; and
•
COVID-19 and related safety concerns could delay recruitment of our clinical trial.

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

Innovation Passport in United Kingdom ("UK") for Molgramostim

In June 2022, we announced molgramostim has been awarded an Innovation Passport for the treatment of aPAP by the UK's Medicines and Healthcare Products Regulatory Agency. Innovation Passport is the entry point to the Innovative Licensing and Access Pathway, a novel program aimed at accelerating the time to market and facilitating patient access to medicines in the UK.

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

The following table shows our research and development expenses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Product candidates:
Molgramostim	$6,418	$7,155	$12,102	$12,246
Vancomycin	—	97	—	2,595
Total research and development expenses	$6,418	$7,252	$12,102	$14,841

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

Critical Accounting Policies and Estimates

There have not been any material changes during the six months ended June 30, 2022 to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Please read Part II, Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021 for further description of our critical accounting policies.

Results of Operations — Comparison of Three Months Ended June 30, 2022 and 2021

	For the Three Months Ended June 30,		Dollar
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$6,418	$7,252	$(834)
General and administrative	2,957	3,153	(196)
Depreciation and amortization	8	47	(39)
Total operating expenses	9,383	10,452	(1,069)
Loss from operations	(9,383)	(10,452)	1,069
Other income (expense), net	219	(489)	708
Net loss	$(9,164)	$(10,941)	$1,777

Research and Development

Research and development expenses decreased by $0.8 million, or 11.5%, to $6.4 million for the three months ended June 30, 2022 from $7.3 million for the three months ended June 30, 2021. This decrease is due to an approximately $0.7 million decrease associated with molgramostim, which is primarily due to the timing of certain CRO-related costs. Additionally, there was an approximately $0.1 million decrease associated with the close-out and wind-down of inhaled vancomycin development activities.

General and Administrative

General and administrative expenses decreased by $0.2 million, or 6.2%, to $3.0 million for the three months ended June 30, 2022 from $3.2 million for the three months ended June 30, 2021. The decrease is primarily attributable to decreased administrative and compensation costs associated with streamlining certain operational activities, which was initiated during the third quarter of 2021.

Other Income (Expense), Net

Other income (expense), net increased by $0.7 million to income of $0.2 million for the three months ended June 30, 2022 from an expense of $0.5 million for the three months ended June 30, 2021. The change is primarily related to a $0.4 million increase in Tax credit income during the three months ended June 30, 2022, which is a result of increased spend in our Danish subsidiary during the quarter. During 2021, the maximum tax credit amount was recognized during the first quarter resulting in no such income during the three months ended June 30, 2021. Additionally, Interest expense, net decreased by approximately $0.3 million as a result of the lower interest rate associated with the Amended Loan Agreement.

Results of Operations — Comparison of Six Months Ended June 30, 2022 and 2021

	Six months ended June 30,		Dollar
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$12,102	$14,841	$(2,739)
General and administrative	5,311	5,931	(620)
Depreciation	16	94	(78)
Total operating expenses	17,429	20,866	(3,437)
Loss from operations	(17,429)	(20,866)	3,437
Other expense, net	(35)	(292)	257
Net loss	$(17,464)	$(21,158)	$3,694

Research and Development

Research and development expenses decreased by $2.7 million, or 18.5%, to $12.1 million for the six months ended June 30, 2022 from $14.8 million for the six months ended June 30, 2021. The decrease is primarily attributable to an approximately $2.6 million decrease in costs associated with the close-out and wind-down of vancomycin activities.

General and Administrative

General and administrative expenses decreased by $0.6 million, or 10.5%, to $5.3 million for the six months ended June 30, 2022 from $5.9 million for the six months ended June 30, 2021. The decrease is primarily attributable to decreased administrative and compensation costs associated with streamlining certain operational activities, which was initiated during the third quarter of 2021.

Other Expense, Net

Other expense, net decreased by $0.3 million, or 97%, during the six months ended June 30, 2022 from the six months ended June 30, 2021. The change is primarily related to a $0.3 million decrease in Interest expense, net during the six months ended June 30, 2022, which is a result of the lower interest rate associated with the Amended Loan Agreement.

Liquidity and Capital Resources

As of June 30, 2022, we had $95.2 million of cash and cash equivalents, $47.3 million in short-term investments, and an accumulated deficit of approximately $318 million. As discussed in Note 6. Long-term Debt in the notes to the condensed consolidated financial statements included in this Quarterly Report, we entered into a Loan and Security Agreement with Silicon Valley Bank during the year ended December 31, 2017, which was amended a fourth time in March 2021, under which we have drawn a total of $25 million. During April 2022, we entered into the Amended Loan Agreement that provided for a $26.5 million term loan facility, the proceeds of which were used to refinance all outstanding obligations under the Loan Agreement.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(17,741)	$(21,791)
Cash provided by (used in) investing activities	78,860	(81,171)
Cash provided by financing activities	87	120,790
Effect of exchange rate changes	(65)	(55)
Net change in cash	$61,141	$17,773

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2022 was $17.7 million, consisting of a net loss of $17.5 million, a net $1.9 million decrease in changes in operating assets and liability predominately associated with a decrease in Accounts payable and Accrued expenses and other current liabilities relating to the wind-down or completion of our non-aPAP trials. This was partially offset by approximately $1.7 million of noncash charges (comprised of depreciation and amortization including right-of-use assets, accretion on discount to short-term investments, amortization of debt issuance costs and stock-based compensation).

Cash flows from investing activities

Cash provided by investing activities of $78.9 million for the six months ended June 30, 2022 was primarily associated with cash provided by proceeds from the maturities and net sales of short-term investments partially offset by cash used for purchases of short-term investments.

Cash flows from financing activities

Cash provided by financing activities was minimal for the six months ended June 30, 2022. The change from the six months ended June 30, 2021 is primarily related to $122.1 million in net proceeds from the public issuance of common stock and pre-funded warrants in March 2021 and $2.5 million in net proceeds from the exercise of warrants. This was partially offset by the payment of $3.9 million to repurchase outstanding warrants, as discussed in Note 8. Stockholders’ Equity in the notes to the condensed consolidated financial statements included in this Quarterly Report.

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

As of June 30, 2022, we had cash, cash equivalents, and short-term investments of approximately $142.4 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 9. Commitments - Manufacturing and Other, of the condensed consolidated financial statements in this Quarterly Report, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Although we believe we are well capitalized based on our current operations, until we can generate a sufficient amount of product revenue to finance our cash requirements, we may finance our future cash needs primarily through the issuance of additional equity securities and potentially through borrowings, grants, and strategic alliances with partner companies. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts or grant rights to develop and market product candidate to third parties that we would otherwise prefer to develop and market ourselves.

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

We also have interest rate exposure related to our long-term debt. As of June 30, 2022, the Amended Loan Agreement bore interest equal to the greater of (i) 3% and (ii) the prime rate reported in The Wall Street Journal, minus a spread of 0.5%. Changes in the prime rate would have impacted our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on June 30, 2022 were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

We have ongoing operations in Europe and pay those vendors in local currency, including Euros or Danish Krone. At times, we seek to limit the impact of foreign currency fluctuations through the use of derivative instruments and short-term foreign currency forward exchange contracts not designated as hedging instruments. We did not recognize any significant exchange rate losses during the six months ended June 30, 2022 and 2021. A 10% change in the Euro-to-dollar or Krone-to-dollar exchange rate on June 30, 2022 would not have had a material effect on our results of operations or financial condition.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. While certain costs have increased during 2022, we do not believe that inflation had a material effect on our results of operations during the periods presented.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2022 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Amended and Restated Loan and Security Agreement, dated April 21, 2022, between the Registrant and its subsidiary, Aravas Inc., as borrowers, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 11, 2022.).

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

Savara Inc.

Date: August 11, 2022	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ David Lowrance
David Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)