Form 10-Q
period 2022-09-30
Savara Inc
filed 2022-11-10
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 114,044,001 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item I. Financial Information

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,841	$34,012
Short-term investments	14,236	127,159
Prepaid expenses and other current assets	2,992	3,829
Total current assets	137,069	165,000
Property and equipment, net	59	73
In-process R&D	9,754	11,274
Other non-current assets	876	251
Total assets	$147,758	$176,598
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$893	$1,443
Accrued expenses and other current liabilities	4,270	4,884
Current portion of long-term debt	—	8,333
Total current liabilities	5,163	14,660
Long-term liabilities:
Long-term debt	26,010	17,323
Other long-term liabilities	71	117
Total liabilities	31,244	32,100
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized as of September 30, 2022 and December 31, 2021; 114,042,642 and 114,036,892 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	116	116
Additional paid-in capital	446,376	444,898
Accumulated other comprehensive (loss) income	(1,607)	5
Accumulated deficit	(328,371)	(300,521)
Total stockholders’ equity	116,514	144,498
Total liabilities and stockholders’ equity	$147,758	$176,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$8,151	$6,532	20,253	21,373
General and administrative	2,376	3,400	7,687	9,331
Depreciation and amortization	8	40	24	134
Total operating expenses	10,535	9,972	27,964	30,838
Loss from operations	(10,535)	(9,972)	(27,964)	(30,838)
Other income (expense)
Interest income (expense)	152	(566)	(702)	(1,717)
Foreign currency exchange (loss) gain	(8)	(8)	21	(22)
Tax credit income	5	—	795	873
Total other income (expense), net	149	(574)	114	(866)
Net loss	$(10,386)	$(10,546)	$(27,850)	$(31,704)
Net loss per share:
Basic and diluted	$(0.07)	$(0.07)	$(0.18)	$(0.25)
Weighted-average common shares outstanding:
Basic and diluted	152,773,015	152,587,848	152,771,302	127,623,824
Other comprehensive loss:
Loss on foreign currency translation	(668)	(297)	(1,621)	(645)
Unrealized gain (loss) on short-term investments	77	(10)	9	(12)
Total comprehensive loss	$(10,977)	$(10,853)	$(29,462)	$(32,361)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended September 30, 2022 and 2021

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2021	114,036,892	$116	$444,898	$(300,521)	$5	$144,498
Issuance of common stock for settlement of RSUs	3,688	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(720)	—	(1)	—	—	(1)
Stock-based compensation	—	—	574	—	—	574
Foreign exchange translation adjustment	—	—	—	—	(208)	(208)
Unrealized loss on short-term investments	—	—	—	—	(88)	(88)
Net loss	—	—	—	(8,300)	—	(8,300)
Balance on March 31, 2022	114,039,860	$116	$445,471	$(308,821)	$(291)	$136,475
Issuance of common stock for settlement of RSUs	1,812	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(401)	—	—	—	—	—
Stock-based compensation	—	—	456	—	—	456
Foreign exchange translation adjustment	—	—	—	—	(745)	(745)
Unrealized gain on short-term investments	—	—	—	—	20	20
Net loss	—	—	—	(9,164)	—	(9,164)
Balance on June 30, 2022	114,041,271	$116	$445,927	$(317,985)	$(1,016)	$127,042
Issuance of common stock for settlement of RSUs	1,813	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(442)	—	(1)	—	—	(1)
Stock-based compensation	—	—	450	—	—	450
Foreign exchange translation adjustment	—	—	—	—	(668)	(668)
Unrealized gain on short-term investments	—	—	—	—	77	77
Net loss	—	—	—	(10,386)	—	(10,386)
Balance on September 30, 2022	114,042,642	$116	$446,376	$(328,371)	$(1,607)	$116,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

Periods Ended September 30, 2022 and 2021

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2020	54,152,955	$55	$320,893	$(257,507)	$942	$64,383
Issuance of common stock and pre-funded warrants in public offering, net of offering costs (1)	57,479,978	57	121,770	—	—	121,827
Repurchase of outstanding pre-funded warrants	—	—	(3,909)	—	—	(3,909)
Net issuance of common stock upon exercise of stock warrants	1,737,450	2	2,544	—	—	2,546
Issuance of common stock for settlement of RSUs	5,563	—	—	—	—	—
Issuance of common stock upon exercise of stock options	202,708	—	2	—	—	2
Stock-based compensation	—	—	946	—	—	946
Foreign exchange translation adjustment	—	—	—	—	(431)	(431)
Unrealized loss on short-term investments	—	—	—	—	(26)	(26)
Net loss	—	—	—	(10,217)	—	(10,217)
Balance on March 31, 2021	113,578,654	$114	$442,246	$(267,724)	$485	$175,121
Issuance of common stock and pre-funded warrants in public offering, net of offering costs	—	—	321	—	—	321
Issuance of common stock for settlement of RSUs	203,687	—	—	—	—	—
Issuance of common stock upon exercise of stock options	65,191	—	3	—	—	3
Stock-based compensation	—	—	771	—	—	771
Foreign exchange translation adjustment	—	—	—	—	83	83
Unrealized gain on short-term investments	—	—	—	—	24	24
Net loss	—	—	—	(10,941)	—	(10,941)
Balance on June 30, 2021	113,847,532	$114	$443,341	$(278,665)	$592	$165,382
Issuance of common stock for settlement of RSUs	3,688	—	—	—	—	—
Issuance of common stock upon exercise of stock options	15,777	1	9	—	—	10
Stock-based compensation	—	—	690	—	—	690
Foreign exchange translation adjustment	—	—	—	—	(297)	(297)
Unrealized loss on short-term investments	—	—	—	—	(10)	(10)
Net loss	—	—	—	(10,546)	—	(10,546)
Balance on September 30, 2021	113,866,997	$115	$444,040	$(289,211)	$285	$155,229
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

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(27,850)	$(31,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	134
Amortization of right-of-use assets	101	96
Foreign currency (gain) loss	(21)	22
Amortization of debt issuance costs	266	413
Amortization on premium to short-term investments	432	1,169
Stock-based compensation	1,480	2,407
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,257	(768)
Non-current assets	(828)	(884)
Accounts payable and accrued expenses and other current liabilities	(764)	(1,485)
Long-term liabilities	—	(118)
Net cash used in operating activities	(25,903)	(30,718)
Cash flows from investing activities:
Purchase of property and equipment	(9)	(17)
Purchase of available-for-sale securities, net	(16,004)	(138,541)
Maturity of available-for-sale securities	116,593	67,870
Sale of available-for-sale securities, net	11,276	2,500
Net cash provided by (used in) investing activities	111,856	(68,188)
Cash flows from financing activities:
Repurchase of outstanding pre-funded warrants	—	(3,909)
Repayment of long-term debt (1)	(26,350)	—
Proceeds from long-term debt, net (1)	26,438	—
Issuance of common stock and pre-funded warrants in public offering, net of offering costs	—	122,148
Proceeds from exercise of stock options	—	15
Issuance of common stock upon exercise of warrants, net	—	2,546
Repurchase of shares for minimum tax withholdings	(2)	—
Net cash provided by financing activities	86	120,800
Effect of exchange rate changes on cash and cash equivalents	(210)	(75)
Increase in cash and cash equivalents	85,829	21,819
Cash and cash equivalents beginning of period	34,012	22,880
Cash and cash equivalents end of period	$119,841	$44,699

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,186	$1,469

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

Principles of Consolidation

The interim condensed consolidated financial statements of the Company are stated in U.S. dollars and are prepared under U.S. GAAP. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements of the Company’s wholly-owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated other comprehensive (loss) income in the condensed consolidated balance sheet. All intercompany transactions and accounts have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2021 has been derived from the Company's audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

Liquidity

As of September 30, 2022, the Company had an accumulated deficit of approximately $328.4 million. The Company used cash in operating activities of approximately $25.9 million during the nine months ended September 30, 2022. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

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

The Company’s cash and cash equivalents of $119.8 million and short-term investments of $14.2 million as of September 30, 2022 are sufficient to fund the Company’s operations for the twelve months subsequent to the issuance date of these condensed consolidated financial statements. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company will need to reevaluate its long-term operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid contracted research and development costs	$1,789	$1,902
R&D tax credit receivable	725	838
VAT receivable	136	306
Prepaid insurance	240	427
Deposits and other	102	356
Total prepaid expenses and other current assets	$2,992	$3,829

Prepaid Contracted Research and Development Costs

As of September 30, 2022, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for molgramostim for the treatment of aPAP. This includes prepaid amounts paid under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of September 30, 2022. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2021, the Company generated a Danish tax credit of $0.7 million which is included in Prepaid expenses and other current assets and is expected to be received in the fourth quarter of 2022. During the nine months ended September 30, 2022, the Company generated a Danish tax credit of $0.7 million which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2023.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	September 30, 2022	December 31, 2021
Accrued contracted research and development costs	$2,066	$1,623
Accrued compensation	1,615	2,526
Accrued general and administrative costs	507	600
Lease liability	82	135
Total accrued expenses and other current liabilities	$4,270	$4,884

Accrued Contracted Research and Development Costs

As of September 30, 2022, Accrued contracted research and development costs are primarily comprised of costs associated with molgramostim for the treatment of aPAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

Accrued Compensation

As of September 30, 2022, Accrued compensation includes amounts to be paid to employees for salary, vacation and non-equity performance-based compensation. At the end of any period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$8,078	$—	$(40)	$8,038
Commercial paper	6,198	—	—	6,198
Total short-term investments	$14,276	$—	$(40)	$14,236

As of December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$12,205	$—	$(15)	$12,190
Asset backed securities	11,349	—	(3)	11,346
Corporate securities	49,095	—	(29)	49,066
Commercial paper	54,557	—	—	54,557
Total short-term investments	$127,206	$—	$(47)	$127,159

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of Accumulated other comprehensive (loss) income in the condensed consolidated balance sheet. Classification as short-term or long-term is based upon whether the initial maturity of the debt securities is less than or greater than twelve months.

There were no significant realized gains or losses related to investments for the three and nine months ended September 30, 2022 and 2021.

6. Long-term Debt

On April 28, 2017, the Company and its subsidiary, Aravas Inc. (“Aravas”) entered into a loan and security agreement with Silicon Valley Bank, as amended by the First Amendment to the Loan and Security Agreement on October 31, 2017, the Second Amendment to the Loan and Security Agreement on December 4, 2018, the Third Amendment on January 31, 2020, and the Fourth Amendment on March 30, 2021 (the “Loan Agreement”), pursuant to which Silicon Valley Bank provided a term loan to us in the principal amount of $25.0 million.

On April 21, 2022, the Company and Aravas, entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”), as co-borrowers, and Silicon Valley Bank, as lender (the “Lender”), which amended and restated the Loan Agreement in its entirety. The Amended Loan Agreement provides for a $26.5 million term loan facility. The Company used the proceeds from the Amended Loan Agreement to repay outstanding amounts under the Loan Agreement, including principal of $25.0 million, a prepayment fee of $0.1 million, and an end of term charge of $1.4 million.

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

Silicon Valley Bank was granted a perfected first priority lien in all of the Company's assets with a negative pledge on intellectual property. The Amended Loan Agreement contained customary affirmative and negative covenants, including among others, covenants that limit the Company's and its subsidiaries’ ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to certain exceptions. Additionally, the Amended Loan Agreement contains an affirmative covenant providing that if the Company’s balance of cash and cash equivalents falls below $40.0 million, the Company is required to maintain cash and cash equivalents equal to at least (i)

six months of operating expenses and (ii) 1.2 times the outstanding principal amount of the loan (or 1.75 in the final year of the loan if the Interest-Only Period is extended).

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

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,	September 30, 2022	December 31, 2021
2022	$—	$8,333
2023	—	18,167
2024	—	—
2025	—	—
2026	17,667	—
2027	9,562	—
Total future minimum payments	27,229	26,500
Unamortized end of term charge	(668)	(694)
Debt issuance costs	(506)	(85)
Debt discount related to warrants	(45)	(65)
Total debt	26,010	25,656
Current portion of long-term debt	—	(8,333)
Long-term debt	$26,010	$17,323

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

IPR&D is considered an indefinite-lived intangible asset and is assessed for impairment annually, or more frequently if impairment indicators exist. In accordance with ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), the Company utilizes a two-step method, which allows the Company to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the IPR&D is more likely than not less than the carrying value, a quantitative impairment test is required. For the nine months ended September 30, 2022 and 2021, the Company performed an impairment analysis and concluded that there were no factors that triggered any impairment indicators.

During the nine months ended September 30, 2022 and 2021, the Company experienced a decrease of approximately $1.5 million and $0.7 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

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

The fair value of these instruments as of September 30, 2022 and December 31, 2021 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2022
Cash equivalents:
U.S. Treasury money market funds	$118,705	$—	$—	$118,705
Short-term investments:
U.S. government securities	8,038	—	—	8,038
Commercial paper	—	6,198	—	6,198

As of December 31, 2021
Cash equivalents:
U.S. Treasury money market funds	$30,853	$—	$—	$30,853
Short-term investments:
U.S. government securities	12,190	—	—	12,190
Asset backed securities	—	11,346	—	11,346
Corporate securities	—	49,066	—	49,066
Commercial paper	—	54,557	—	54,557

8. Stockholders’ Equity

Public Offering of Common Stock

On March 15, 2021, the Company sold (i) an aggregate of 57,479,978 shares of the Company’s common stock, par value $0.001 per share for $1.45 per share, of which 11,694,150 shares were issued pursuant to the underwriters’ option to purchase additional shares, and (ii) pre-funded warrants to purchase an aggregate of 32,175,172 shares of common stock at an exercise price of $0.001 per share (the “2021 Pre-Funded Warrants”) for $1.449 per warrant (collectively, the “Public Offering”).

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

The Company has used, and intends to continue to use, the net proceeds from the Public Offering to fund the clinical development of molgramostim for the treatment of aPAP and other general corporate purposes.

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

On August 13, 2021, thirty days following the achievement of a defined clinical milestone, the remaining 3,474,902 milestone warrants dated December 24, 2019, expired and therefore such milestone warrants have been terminated and are no longer outstanding or exercisable.

Termination of Wainwright Common Stock Sales Agreement

On April 28, 2017, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, which was subsequently amended on June 29, 2018 (the “Wainwright Sales Agreement”), pursuant to which the Company could offer and sell, from time to time, through Wainwright, shares of common stock having an aggregate offering price of not more than $60.0 million, in addition to the $2.3 million in shares sold prior to the amendment.

The Company terminated the Wainwright Sales Agreement effective July 12, 2021.

Evercore Common Stock Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore Group L.L.C., (“Evercore”), as sales agent (the “Evercore Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of common stock (the “Shares”), having an aggregate offering price of not more than $60.0 million. The Evercore Sales Agreement was effective on July 16, 2021, the date the Company’s shelf registration agreement on Form S-3, as filed with the SEC on July 6, 2021 (the "New Registration Statement"), was declared effective by the SEC. The Shares will be offered and sold pursuant to the New Registration Statement. Subject to the terms and conditions of the Evercore Sales Agreement, Evercore will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Evercore Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The

Company has no obligation to sell any of the Shares and may at any time suspend sales under the Evercore Sales Agreement or terminate the Evercore Sales Agreement.

During the nine months ended September 30, 2022 and 2021, the Company did not sell any shares of common stock under either the Wainwright Sales Agreement or the Evercore Sales Agreement.

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	September 30, 2022	December 31, 2021
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
2021 Pre-funded Warrants	32,175,172	32,175,172
Stock options outstanding	5,851,153	6,218,841
Issued and nonvested RSUs	1,090,062	1,272,375
Total shares reserved	45,749,717	46,299,718

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of September 30, 2022:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
October 2024	775,000	$0.01
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	37,955,709	$0.001
	38,808,502

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$941	$1	$942
Change	(887)	(50)	(937)
Balance, December 31, 2021	54	$(49)	5
Change	(1,621)	9	(1,612)
Balance, September 30, 2022	$(1,567)	$(40)	$(1,607)

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

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

September 30, 2022
Molgramostim manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of molgramostim	$2,600
Molgramostim nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer molgramostim	490
Total manufacturing and other commitments	$3,090

The milestone commitments disclosed above reflect the activities that have not been recognized at September 30, 2022 because they are not deemed probable and reasonably estimable.

On December 10, 2020, the Company announced that the Phase 3 trial of vancomycin in people living with cystic fibrosis who have MRSA lung infection did not meet the primary endpoint. On January 7, 2021, the Company issued a termination notice to GlaxoSmithKline Trading Services Limited, which manufactures the drug product from bulk vancomycin powder.

Contract Research

On March 5, 2021, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA-2 trial. Under that work order and subsequent change orders, the Company will pay Parexel service fees, pass-through expenses, and investigator fees estimated to be approximately $34.0 million over the course of the IMPALA-2 clinical trial.

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

Amended and Restated 2015 Omnibus Incentive Option Plan

The Company operates the Amended and Restated 2015 Omnibus Incentive Plan, as amended with approval by the Company's stockholders (the “2015 Plan”). The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units (“RSUs”), performance units, shares, and other stock-based awards. Share-based awards are subject to terms and conditions established by the board of directors or the compensation committee of the board of directors. As of September 30, 2022, the number of shares of common stock available for grant under the 2015 Plan was 4,787,300 shares.

Under both the 2008 Plan and 2015 Plan, stock options typically vest quarterly over four years and expire ten years from the grant date and RSUs typically vest quarterly over four years or cliff vest after two years.

2021 Inducement Equity Incentive Plan

The Company adopted the 2021 Inducement Equity Incentive Plan in May 2021 and amended it in September 2021 and September 2022 (as amended, the “Inducement Plan”). The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, or performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of September 30, 2022, the number of shares of common stock available for grant under the Inducement Plan was 935,000 shares.

Under the Inducement Plan, stock options typically vest quarterly over four years and expire ten years from the grant date and RSUs typically cliff vest after two years.

Stock-Based Awards Activity

The following table provides a summary of stock-based awards activity for the nine months ended September 30, 2022:

Stock Options:

Outstanding at December 31, 2021	6,218,841
Granted	285,000
Exercised	—
Expired/cancelled/forfeited	(652,688)
Outstanding at September 30, 2022	5,851,153

The total compensation cost related to non-vested stock options not yet recognized as of September 30, 2022, was $2.3 million, which will be recognized over a weighted-average period of approximately 2.5 years.

RSUs:

Outstanding at December 31, 2021	1,272,375
Granted	75,000
Vested	(7,313)
Forfeited	(250,000)
Outstanding at September 30, 2022	1,090,062

The total compensation cost related to unvested RSUs not yet recognized as of September 30, 2022, was $0.8 million, which will be recognized over a weighted-average period of approximately 1.3 years.

Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development	$62	$175	$309	$930
General and administrative	388	515	1,171	1,477
Total stock-based compensation	$450	$690	$1,480	$2,407

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Nine months ended September 30,
	2022	2021
Awards under equity incentive plan	5,851,153	4,978,725
Non-vested restricted shares and restricted stock units	1,090,062	528,334
Warrants to purchase common stock	77,793	77,793
Total	7,019,008	5,584,852

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(10,386)	$(10,546)	$(27,850)	$(31,704)
Net loss attributable to common stockholders	(10,386)	(10,546)	(27,850)	(31,704)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(10,386)	(10,546)	(27,850)	(31,704)
Weighted-average common shares outstanding, basic and diluted	152,773,015	152,587,848	152,771,302	127,623,824
Basic and diluted EPS	$(0.07)	$(0.07)	$(0.18)	$(0.25)

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

Since inception, we have devoted our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to September 30, 2022, we have raised net cash proceeds of approximately $392.9 million, primarily from public offerings of our common stock, private placements of convertible preferred stock, and debt financings.

Previously, our pipeline included vancomycin hydrochloride inhalation powder (“vancomycin”) for persistent methicillin-resistant Staphylococcus aureus lung infection in people living with cystic fibrosis (“CF”) and inhaled ciprofloxacin (formerly referred to as Apulmiq) for non-CF bronchiectasis.

We have never been profitable and have incurred operating losses every year since inception. Our net losses for the three months ended September 30, 2022 and 2021 were $10.4 million and $10.5 million, respectively. Our net losses for the nine months ended September 30, 2022 and 2021 were $27.8 million and $31.7 million, respectively, and the net loss for the year ended December 31, 2021 was $43.0 million. As of September 30, 2022, we had an accumulated deficit of approximately $328.4 million. Our operating losses primarily resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We have chosen to operate by outsourcing our manufacturing and most of our clinical operations. We expect to incur significant additional expenses and continue to incur operating losses for at least the next several years as we continue the clinical development of, and seek regulatory approval for, our primary product candidate. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to the timing of clinical development programs and efforts to achieve regulatory approval.

As of September 30, 2022, we had cash and cash equivalents of $119.8 million and short-term investments of $14.2 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

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

Recent Events

International Conflict

In February 2022, Russia commenced a military invasion of Ukraine. The political and physical conditions in Ukraine and Russia, as well as in neighboring countries, may disrupt our supply chain and increase our costs, which may adversely affect our ability to conduct our ongoing clinical trial and impact patients’ ability to partake in our clinical trial. While we do not believe this conflict will have a material impact on our current operations, given the rapidly evolving situation and the potential to expand beyond Ukraine and Russia, the full impact of the conflict remains uncertain.

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

The following table shows our research and development expenses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Product candidates:
Molgramostim	$8,151	$6,520	$20,253	$18,767
Vancomycin	—	12	—	2,606
Total research and development expenses	$8,151	$6,532	$20,253	$21,373

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

Critical Accounting Policies and Estimates

There have not been any material changes during the nine months ended September 30, 2022, to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Please read Part II, Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021, for further description of our critical accounting policies.

Results of Operations — Comparison of Three Months Ended September 30, 2022 and 2021

	For the Three Months Ended September 30,		Dollar
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$8,151	$6,532	$1,619
General and administrative	2,376	3,400	(1,024)
Depreciation and amortization	8	40	(32)
Total operating expenses	10,535	9,972	563
Loss from operations	(10,535)	(9,972)	(563)
Other income (expense), net	149	(574)	723
Net loss	$(10,386)	$(10,546)	$160

Research and Development

Research and development expenses increased by $1.6 million, or 24.8%, to $8.2 million for the three months ended September 30, 2022 from $6.5 million for the three months ended September 30, 2021. This increase is primarily due to approximately $0.7 million of costs related to our IMPALA-2 trial, including CRO-related activities, and approximately $0.7 million of costs related to our chemistry, manufacturing, and controls (“CMC”) activities.

General and Administrative

General and administrative expenses decreased by $1.0 million, or 30.1%, to $2.4 million for the three months ended September 30, 2022 from $3.4 million for the three months ended September 30, 2021. The decrease is primarily attributable to a reduction of approximately $0.7 million in consulting activities during the three months ended September 30, 2022.

Other Income (Expense), Net

Other income (expense), net increased by $0.7 million to income of $0.1 million for the three months ended September 30, 2022 from an expense of $0.6 million for the three months ended September 30, 2021. The change is primarily related to a $0.7 million decrease in Interest income (expense) during the three months ended September 30, 2022, as a result of an increase in interest income due to changes in interest rates combined with the lower interest rate associated with the Amended Loan Agreement.

Results of Operations — Comparison of Nine Months Ended September 30, 2022 and 2021

	Nine months ended September 30,		Dollar
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$20,253	$21,373	$(1,120)
General and administrative	7,687	9,331	(1,644)
Depreciation	24	134	(110)
Total operating expenses	27,964	30,838	(2,874)
Loss from operations	(27,964)	(30,838)	2,874
Other income (expense), net	114	(866)	980
Net loss	$(27,850)	$(31,704)	$3,854

Research and Development

Research and development expenses decreased by $1.1 million, or 5.2%, to $20.3 million for the nine months ended September 30, 2022, from $21.4 million for the nine months ended September 30, 2021. The decrease is primarily attributable to an approximately $2.6 million decrease in costs associated with the close-out and wind-down of vancomycin activities. This is offset by an increase associated with our IMPALA-2 trial, which is predominately related to CRO-related activities and CMC activities.

General and Administrative

General and administrative expenses decreased by $1.6 million, or 17.6%, to $7.7 million for the nine months ended September 30, 2022, from $9.3 million for the nine months ended September 30, 2021. The decrease is primarily attributable to decreased administrative and compensation costs associated with streamlining certain operational activities, which was initiated during the third quarter of 2021.

Other Expense, Net

Other income (expense), net increased by $1.0 million, or 97%, during the nine months ended September 30, 2022, from the nine months ended September 30, 2021. The change is primarily related to a $1.0 million decrease in Interest income (expense) during the nine months ended September 30, 2022, which is a result of an increase in interest income due to changes in interest rates combined with the lower interest rate associated with the Amended Loan Agreement.

Liquidity and Capital Resources

As of September 30, 2022, we had $119.8 million of cash and cash equivalents, $14.2 million in short-term investments, and an accumulated deficit of approximately $328.4 million. As discussed in Note 6. Long-term Debt in the notes to the condensed consolidated financial statements included in this Quarterly Report, we entered into a Loan and Security Agreement with Silicon Valley Bank during the year ended December 31, 2017, (the “Loan Agreement”). During April 2022, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Amended Loan Agreement”) that provided for a $26.5 million term loan facility, the proceeds of which were used to refinance all outstanding obligations under the Loan Agreement.

On March 11, 2021, we completed a public issuance of our common stock and pre-funded warrants for gross proceeds of approximately $130.0 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses, of approximately $122.2 million as discussed in Note 8. Stockholders’ Equity in the notes to the condensed consolidated financial statements included in this Quarterly Report. Since 2017, we have completed four public offerings with combined net proceeds, after deducting the underwriting discounts and commissions and offering expenses, of approximately $257.6 million.

We have used and intend to use the net proceeds from these offerings for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for our product candidate and general and administrative expenses. As we continue to progress on the IMPALA-2 trial, we will continue to monitor our liquidity and capital requirements.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(25,903)	$(30,718)
Cash provided by (used in) investing activities	111,856	(68,188)
Cash provided by financing activities	86	120,800
Effect of exchange rate changes	(210)	(75)
Net change in cash	$85,829	$21,819

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2022 was $25.9 million, consisting of a net loss of $27.8 million and a net $0.3 million decrease due to changes in operating assets and liabilities. This was partially offset by approximately $2.3 million of noncash charges (comprised of depreciation and amortization including right-of-use assets, accretion on discount to short-term investments, amortization of debt issuance costs, foreign currency and stock-based compensation).

Cash flows from investing activities

Cash provided by investing activities of $111.9 million for the nine months ended September 30, 2022 was primarily associated with cash provided by proceeds from the maturities and net sales of short-term investments partially offset by cash used for purchases of short-term investments.

Cash flows from financing activities

Cash provided by financing activities was minimal for the nine months ended September 30, 2022. The change from the nine months ended September 30, 2021 is primarily related to $122.1 million in net proceeds from the public issuance of common stock and pre-funded warrants in March 2021 and $2.5 million in net proceeds from the exercise of warrants. This was partially offset by the payment of $3.9 million to repurchase outstanding warrants, as discussed in Note 8. Stockholders’ Equity in the notes to the condensed consolidated financial statements included in this Quarterly Report.

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

As of September 30, 2022, we had cash, cash equivalents, and short-term investments of approximately $134.1 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 9. Commitments - Manufacturing and Other, of the condensed consolidated financial statements in this Quarterly Report, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Although we believe we are well capitalized based on our current operations, until we can generate a sufficient amount of product revenue to finance our cash requirements, we may finance our future cash needs primarily through the issuance of additional equity securities and potentially through borrowings, grants, and strategic alliances with partner companies. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts or grant rights to develop and market out product candidate to third parties that we would otherwise prefer to develop and market ourselves.

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

We also have interest rate exposure related to our long-term debt. As of September 30, 2022, the Amended Loan Agreement bore interest equal to the greater of (i) 3% and (ii) the prime rate reported in The Wall Street Journal, minus a spread of 0.5%. Changes in the prime rate would have impacted our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on September 30, 2022, were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

We have ongoing operations in Europe and pay those vendors in local currency, including Euros or Danish Krone. At times, we seek to limit the impact of foreign currency fluctuations through the use of derivative instruments and short-term foreign currency forward exchange contracts not designated as hedging instruments. We did not recognize any significant exchange rate losses during the nine months ended September 30, 2022 and 2021. A 10% change in the Euro-to-dollar or Krone-to-dollar exchange rate on September 30, 2022, would not have had a material effect on our results of operations or financial condition.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2022 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021, and the risk factors and other cautionary statements contained in our other filings with the SEC, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2021, or our other SEC filings.

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

Savara Inc.

Date: November 10, 2022	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ David Lowrance
David Lowrance
Chief Financial Officer (Principal Financial and Accounting Officer)