Form 10-K
period 2022-12-31
Savara Inc
filed 2023-03-30
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-32157

Savara Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	84-1318182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6836 Bee Cave Road, Building 1, Suite 205 Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 614-1848

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SVRA	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2022, (the last business day of the registrant’s most recently completed second fiscal quarter), was $159,286,465.

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2023 was 114,064,736.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 8, 2023, are incorporated by reference into Part III of this Report.

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
•
the timing, progress and results of clinical trials for our product candidate;
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
•
Adverse developments affecting financial institutions, companies in the financial services industry, or the financial services industry generally, such as actual events or concerns involving liquidity, defaults, or non-performance, could adversely affect our operations and liquidity.

Risks Related to Our Business Strategy and Operations

•
We are substantially dependent upon the clinical, regulatory, and commercial success of our product candidate, molgramostim.
•
If we fail to attract and retain senior management and key scientific personnel and develop and maintain relationships with service providers, consultants and advisers, we may be unable to successfully develop and commercialize our product candidate.
•
We do not have, and do not have plans to, establish commercial manufacturing facilities. We completely rely on third parties for the manufacture and supply of our clinical trial drug and delivery device supplies and, if approved, commercial product materials.
•
The company intends to establish a redundant supply chain with second sources of drug substance and drug product manufacture. If the product manufactured at the second sources of manufacture is not demonstrated to be comparable with materials used in the clinical program, we will not be able to commercialize from these second sources.
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
•
We are substantially dependent upon our primary contract research organization ("CRO"), Parexel, for conducting our IMPALA-2 clinical trial.
•
Our employees, independent contractors and consultants, principal investigators, CROs, contract manufacturing organizations ("CMOs"), other vendors, and any future commercial partners may engage in misconduct or other improper activities.
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
•
Molgramostim has received Orphan Drug Designation by the U.S. Food and Drug Administration ("FDA") and in Europe. While orphan designation provides certain benefits, there are also associated risks.
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
•
Even if we receive regulatory approval to market our product candidate in the United States, we may never receive approval or commercialize our product outside of the United States, which would limit our ability to realize our full commercial potential.
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

PART I

Item 1. Business.

Business Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical stage biopharmaceutical company focused on rare respiratory diseases. Our lead program, molgramostim nebulizer solution (“molgramostim"), is an inhaled biologic, specifically an inhaled granulocyte-macrophage colony-stimulating factor (GM-CSF) in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). Molgramostim is delivered via an investigational eFlow® Nebulizer System (PARI Pharma GmbH). Our management team has significant experience in orphan drug development and pulmonary medicine, identifying unmet needs, and effectively advancing product candidates to approval and commercialization.

Corporate Strategy

Our goal is to become a leader in rare respiratory therapeutics through the development and commercialization of novel, best-in-class medicines that address unmet medical needs in this field. Key elements of our strategy include:

•
Continued advancement of the molgramostim aPAP program and the Phase 3 IMPALA-2 clinical trial. The IMPALA-2 trial design has been endorsed by regulatory authorities in the US (FDA), Europe (EMA), UK (MHRA), and Japan (PMDA), and regulatory and ethics committees in various countries and sites where the trial is being conducted. The dosing of the first patient was initiated on June 30, 2021, and we have continued to activate clinical trial sites and enroll patients in the trial.
•
Ensuring all aspects of our manufacturing are validated and can produce product at commercial scale. In additional to our primary drug substance manufacturer, GEMA Biotech S.A. ("GEMA"), in July 2022, we executed a master services agreement with an additional third-party biomanufacturing company, an integrated contract research and contract development company focused on cell- and gene-based therapies and large molecule biologics that provides a broad array of biologic manufacturing, analytical, and R&D services to pharmaceutical and biotech companies, to serve as a potential second source manufacturer of molgramostim drug substances to attain uninterrupted drug substance supply and mitigate approvability risk.
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

In May 2019, the FDA granted Fast Track Designation to molgramostim for the treatment of aPAP. Fast Track Designation facilitates the development and expedites the review of new drugs or biologics intended to treat serious or life-threatening conditions that demonstrate the potential to address unmet medical needs. In December 2019, although the data from the IMPALA Phase 2/3 study, previously conducted by us and further described herein, did not meet the regulatory requirement for approval, the FDA granted a Breakthrough Therapy Designation (“BTD”) for molgramostim in aPAP based on data from the 24-week double-blind treatment period from our IMPALA trial. Additionally, molgramostim was granted Orphan Drug Designation for the treatment of aPAP in the United States and the European Union (“EU”), which allows for seven and ten years of exclusivity from approval, respectively. Savara has exclusive access to the PARI eFlow® Nebulizer System for this indication along with a proprietary cell bank for molgramostim, a non-glycosylated inhaled form of GM-CSF. Additionally, In the United Kingdom (UK) molgramostim nebulizer solution for the treatment of aPAP was granted Innovation Passport (June 2022) and Promising Innovative Medicine (August 2022) designations by the UK MHRA. These designations provide the opportunity for enhanced dialogue and input from the MHRA and the Health Technology Assessment bodies in England, Scotland, and Wales.

In 2019, we announced that IMPALA, the Phase 2/3 clinical trial of molgramostim for the treatment of aPAP, did not meet its primary endpoint of alveolar-arterial oxygen gradient, or (A-a)DO2, improvement compared to placebo. The totality of data from the IMPALA trial gives us confidence that molgramostim has the potential to address a significant unmet need in this rare disease. These data include:

•
multiple key secondary and exploratory endpoints that either achieved nominal statistical significance or trended in favor of the active drug arms;
•
results from the open-label period of the trial that demonstrated a sustained treatment effect, or continued improvement, after longer term exposure to molgramostim; additionally, patients who had been on placebo during the double-blind period of the trial and switched to treatment with molgramostim during the open-label period, showed improvements that eventually were generally similar to those seen in patients who received molgramostim during the double-blind period; and
•
molgramostim being generally well tolerated.

In October 2020, results from the IMPALA trial were published in the New England Journal of Medicine. We consider molgramostim to have a favorable risk-benefit profile and remain confident in the future of the program, including the current Phase 3 IMPALA-2 trial.

As of December 31, 2022, our Phase 3 IMPALA-2 trial, which builds on key learnings from the IMPALA trial remains on track. During 2021 and 2022, we activated many clinical trial sites and announced the dosing of our first patient occurred on June 30, 2021. Since that time, we have continued to enroll additional patients.

We also received acceptance from the Pediatric Committee of the EMA for a proposed revised pediatric investigation plan (“PIP”) for molgramostim.

Detailed Program Description

Molgramostim

Background on aPAP

Autoimmune PAP, known as aPAP, is a specific disease belonging to a family of distinct rare lung diseases collectively referred to as PAP. aPAP represents about 90% of all patients with PAP and the estimated prevalence of PAP is six to seven cases per million people in the United States, with similar or higher prevalence reported elsewhere in the world. For example, Japan, a country that undertakes a more centralized approach to diagnosing and treating PAP, has seen a consistent increase in patients being diagnosed with the disease. It is now estimated the prevalence in Japan could be three to four times the original estimate of seven cases per million.

aPAP is characterized by the accumulation of surfactant in the alveoli, or air sacs, of the lungs. The surfactant consists of proteins and lipids and is an important physiological substance that lines the inside of the alveoli to prevent the lungs from collapsing. The lungs continuously produce new active surfactant. In a healthy lung, the surfactant is cleared by immune cells called alveolar macrophages. However, in lungs of patients with aPAP, the macrophages fail to clear the surfactant from the alveoli, leading to gradual accumulation of surfactant in the alveoli. The root cause of aPAP is an autoimmune response against GM-CSF, a naturally occurring protein in the body. Pulmonary macrophages need to be stimulated by GM-CSF to function properly, but in aPAP, GM-CSF is neutralized by antibodies against GM-CSF, rendering the macrophages unable to perform their tasks, including the clearance of surfactant from the alveoli.

aPAP most commonly affects men in early middle age, but both sexes and people of any age can be affected. As a result of the accumulation of surfactant, gas exchange in the lungs is obstructed, and patients start to experience shortness of breath, fatigue, and decreased exercise tolerance. Typically, shortness of breath is first observed upon exertion, but as the disease progresses, shortness of breath can be experienced even when a person is at rest. Patients may experience cough, sputum production, and episodes of fever, especially if secondary lung infection develops. In the long-term, the disease can lead to serious complications, including pulmonary fibrosis, and often potentially leading to the need for lung transplantation.

Current treatment options for aPAP

There is no approved medicine for the treatment of aPAP. The current standard-of-care for aPAP is a non-standardized procedure called Whole Lung Lavage (“WLL”), which entails washing out the lungs with saline, most commonly, one lung at a time, to physically remove excess surfactant from the lungs. The invasive and inconvenient procedure is performed under general anesthesia and involves:

•
insertion of a double-lumen endobronchial tube for lung separation;

•
repeated filling of the treated lung with up to 15-50 liters of saline;

•
percussion of the lung to emulsify the surfactant sediment; and

•
draining the saline by gravity until the lavage fluid that is removed from the lung becomes clear.

Potential complications from WLL include rib fracture, hypoxia, pneumothorax (collapsed lung), hydrothorax (fluid in pleural cavity), superimposed infection, and Acute Respiratory Distress Syndrome ("ARDS").

WLLs are performed by highly experienced physicians at specialist sites and necessitate hospitalization. In most patients, WLL may only provide temporary symptomatic relief. Once the lungs refill with surfactant, the WLL procedure needs to be repeated.

As there are no approved pharmaceutical treatments available for aPAP, there is an unmet need for a convenient and efficacious medicinal treatment. We believe that inhalation of molgramostim activates macrophages in the lung alveoli, thus potentially restoring the surfactant-clearing activity of the alveolar macrophages and considerably improving oxygenation and exercise tolerance. Sargramostim (Leukine®), an injectable form of GM-CSF, is approved in the United States for intravenous (“IV”) and subcutaneous administration (“SC”) treatment of neutropenia caused by cancer chemotherapy and other related indications. Currently, there are no approved inhalation formulations of GM-CSF. GM-CSF products administered systemically (e.g., by injection), including molgramostim, are unlikely to benefit patients with aPAP because aPAP patients have circulating antibodies against GM-CSF. These antibodies would likely neutralize systemically administered GM-CSF before reaching the alveolar space in the lung.

The potential benefits of inhaled GM-CSF in aPAP, together with the availability of sargramostim (Leukine®) for off-label compounding, have prompted independent clinicians and academic researchers in the United States, Europe, and Japan to study the safety and efficacy of inhaled GM-CSF in aPAP patients. In addition to our Phase 2/3 IMPALA trial of molgramostim, the largest completed placebo-controlled trial in this patient population (n=138), several investigator-sponsored, open-label clinical trials and case studies of inhaled GM-CSF treatment have been published, with promising results on the efficacy and safety of the treatment. In total, treatment of nearly 150 aPAP patients with inhaled GM-CSF has been reported in open-label trials or retrospective cohorts, as well as several individual case reports. In PAGE, a randomized, double-blind, placebo-controlled, 25-week clinical trial of inhaled sargramostim (Leukine®) in 64 patients with mild-to-moderate disease, a significant effect was observed in the primary endpoint, which was change from baseline in (A-a)DO2. Secondary endpoints, including changes from baseline in diffusing capacity for carbon monoxide (“DLCO”), six-minute walk distance (“6MWD”), and aPAP serum biomarkers, showed directional, but in most cases not statistically significant, treatment effects over placebo. Overall, for the first time, the PAGE trial showed in a placebo-controlled setting, proof-of-concept for GM-CSF inhalation therapy in aPAP. Results from these investigator-sponsored clinical trials and case studies indicate that GM-CSF may have a positive impact on oxygenation and clinical symptoms in aPAP patients. For details on the results of the IMPALA trial, please see the Clinical Development of Molgramostim – aPAP: Phase 2/3 IMPALA Trial section included in this report.

According to our review of published literature, few safety issues related with GM-CSF inhalation in patients with aPAP have been reported. However, there is still limited information available on the long-term safety of inhaled GM-CSF.

Product Description

Molgramostim is a non-glycosylated form of recombinant human GM-CSF that we are developing as an inhaled formulation for the treatment of aPAP. GM-CSF is an endogenous growth factor that stimulates the proliferation and differentiation of hematopoietic cells (blood immune cells), mainly granulocytic and monocytic cells, which defend against bacteria and viruses, and clear cellular debris and waste substances from the body. Molgramostim is produced in a strain of Escherichia coli bearing a genetically engineered plasmid containing a human GM-CSF gene.

Our product is a drug-device combination consisting of molgramostim nebulizer solution (drug component) and a vibrating mesh nebulizer (device component). Molgramostim nebulizer solution is vialed as a sterile formulation containing 300 µg of molgramostim in 1.2 mL solution. Molgramostim nebulizer solution is administered once daily by inhalation via a high efficiency nebulizer, the eFlow® Nebulizer System (PARI Pharma GmbH). The eFlow® Nebulizer System is a reusable electronic inhalation system that has been optimized for administration of molgramostim nebulizer solution. The eFlow® consists of a controller unit (AC or battery powered), a nebulizer handset, and a connection cord. The controller unit's lifespan is multiple years and the handset is replaced monthly with a new unit.

Molgramostim was granted Orphan Drug Designation by the FDA in October 2012 and by the EMA in July 2013 for the treatment of aPAP. It was also granted Fast Track Designation and Breakthrough Therapy Designation by the FDA in May 2019 and December 2019, respectively. Further it was granted Innovation Passport (June 2022) and Promising Innovative

Medicine (August 2022) designations in the UK. Since 2014, molgramostim has been available in several European countries for the treatment of aPAP for named patients following unsolicited physician requests.

We anticipate that molgramostim will be used as a long-term treatment in patients with aPAP. Treatment with molgramostim is expected to reduce or eliminate the need for WLL in patients with aPAP. In the IMPALA trial, a reduced number of WLL procedures in the active treatment arms was seen compared to the placebo treatment arm, but the difference was not statistically significant.

Molgramostim Key Advantages

Based on data from the completed Phase 2/3 IMPALA trial and building upon the published investigator-sponsored treatment experience with inhaled GM-CSF, we believe molgramostim has the potential to become the treatment of choice for aPAP. The following characteristics of molgramostim may contribute to the clinical profile of the investigational product candidate, as well as facilitate potential regulatory approval and successful commercialization.

Specifically, molgramostim offers:

•
a strong product foundation that applies both a previously approved active drug substance class and drug delivery technology;
•
GM-CSF delivered directly to the lungs, the primary site of macrophage function deficiency in aPAP, which could result in clinical efficacy with limited systemic adverse effects;
•
a high-efficiency nebulizer that provides a fast and convenient method of administration; this is highly desirable for long-term treatment in a chronic disease, such as aPAP;
•
A low patient impact therapy that can be carried out in the home in 3 to 5 minutes each day using the portable eFlow nebulizer.
•
eligibility for strong market protection via orphan drug status, potential eligibility for biologic exclusivity that provides twelve years of total market protection in the United States, and Fast Track and Breakthrough Therapy Designations;
•
a proprietary cell bank used in the production of the drug substance; and
•
an exclusive agreement for the specific device that is tailored for administration of molgramostim nebulizer solution.

Clinical Development of Molgramostim – aPAP

Phase 3 IMPALA-2 Trial

IMPALA-2 is a Phase 3, 48-week, randomized, double-blind, placebo-controlled clinical trial designed to compare the efficacy and safety of molgramostim 300 µg administered once daily by inhalation with matching placebo in patients with aPAP. The primary endpoint is the change from baseline in percent predicted DLCO, a gas exchange measure. Three secondary endpoints will evaluate clinical measures of direct patient benefit: St. George’s Respiratory Questionnaire (“SGRQ”) Total Score, SGRQ Activity Component Score, and exercise capacity using a treadmill test. Other efficacy endpoints will include (A-a)DO2 (another gas exchange measure), supplemental oxygen use, WLL frequency, patient and clinician global impression of disease severity and disease change, chest computed tomography (“CT”) scan to assess lung opacity, and blood biomarkers. IMPALA-2 is expected to enroll a total of approximately160 patients who will be randomized to receive treatment for 48 weeks in one of two arms: molgramostim 300 µg administered once daily or inhaled placebo administered once daily. The primary time point for efficacy assessment will be at week 24, however, efficacy will be assessed through week 48 to show durability of effect. Safety will be assessed through week 48. Following the 48-week double-blind treatment period, patients will roll over to a 48-week open-label period and will receive molgramostim 300 µg administered once daily.

In January 2021, we engaged Parexel International Limited (“Parexel”), a global contract research organization (“CRO”) to support our IMPALA-2 clinical trial operational activities. The IMPALA-2 trial design has been endorsed by regulatory authorities in the USA (FDA), Europe (EMA), UK (MHRA), and Japan (PMDA), and also by regulatory bodies and ethics committees in individual countries in North America, Europe, Asia, and Australia where the trial is being conducted. We announced the first patient had been dosed on June 30, 2021, and since then we have continued to activate sites and enroll patients. The trial conduct is on track and projected top line data are expected by end of 2Q 2024. While we are working to complete the IMPALA-2 trial as quickly and as safely as possible, the impact of the COVID-19 pandemic and emerging variants, as well as supply chain issues and geopolitical unrest in certain geographies, continues to evolve and may adversely impact trial timelines in the future.

Phase 2/3 IMPALA Trial

IMPALA was a Phase 2/3 randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of molgramostim in patients with aPAP. Conducted in 18 countries including the United States, Japan, and various European countries, it was the largest controlled clinical trial of molgramostim for the treatment of aPAP. Patients were randomized to receive treatment for up to 24 weeks in one of three treatment arms: 1) molgramostim 300 µg administered once daily (“continuous dosing arm”), 2) molgramostim 300 µg and matching placebo administered daily every other week (“intermittent dosing arm”), or 3) inhaled placebo administered once daily. At the end of the 24-week double-blind period, all patients received molgramostim 300 ug administered daily in every other week intermittent cycles in a 24-week open-label follow up period. The primary endpoint of the trial was (A-a)DO2, gas exchange measure. In addition, three key secondary endpoints – SGRQ, 6MWD, and time to/requirement for WLL – along with multiple other exploratory endpoints were assessed to determine improvement in the disease pathology, pathophysiology, clinical symptoms, and function.

The pathogenesis of aPAP is well known and GM-CSF’s effect on the disease, as evaluated by (A-a)DO2, dyspnea, 6MWD, pulmonary function tests, CT scores, and biomarkers, is well documented through published clinical trials. While IMPALA did not meet its primary endpoint, when looking at the totality of evidence, we believe that data from the IMPALA trial demonstrated reversal of lung pathology and pathophysiology, improvement in clinical outcomes, and reduction of the need for rescue treatment, with a clear dose-frequency dependency in favor of the continuous dosing arm. Such results are detailed below:

•
Lung Pathology – Reversal of disease pathology and reduction of surfactant accumulation was demonstrated in the Full Analysis Set (“FAS”) population for (A-a)DO2 with improvement in CT scans as measured by Ground Glass Opacity scores. Results from IMPALA also demonstrated positive biomarker data, with improvements seen in most of the key biomarkers known to be associated with the severity of aPAP.
•
Lung Pathophysiology – In the FAS population, an average (A-a)DO2 improvement of 12.1 mmHg was observed in the continuous dosing arm, compared to an average (A-a)DO2 improvement of 8.8 mmHg in the placebo arm. With an estimated 4.6 mmHg treatment difference, the trial did not meet its primary endpoint. Notably, one-third of patients in IMPALA were prescribed supplemental oxygen, continuously or as necessary, during the trial. The trial protocol recommended that supplemental oxygen not be used immediately before or during arterial blood sampling to minimize influence on (A-a)DO2 values. The protocol did allow patients to remain on supplemental oxygen during blood sampling if they could not tolerate discontinuation due to the severity of their respiratory condition. This was conditionally allowed only if they received the same oxygen flow rate used at baseline at all subsequent visits (n=4 patients, two in the placebo arm and one in each of the active arms). In these four patients, (A-a)DO2 values distributed quite differently compared to the remaining trial population – ranging from highly negative to highly positive. In a revised analysis that excluded these four patients, a statistically significant average (A-a)DO2 improvement was observed in the continuous dosing arm compared with the placebo arm.

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

•
Clinical Outcomes – An average improvement of 12.3 points in the SGRQ, a patient-reported outcomes/health status measure and a key secondary endpoint, was observed in the continuous dosing arm compared to an average improvement of 4.7 points in the placebo arm. The estimated treatment difference was 7.6 points, which was statistically significant (p < 0.05). The 6MWD, another key secondary endpoint, was numerically in favor of the continuous dosing arm, but the difference to placebo was not statistically significant. Patients in the continuous dosing arm showed a mean improvement of 39.6 meters in the 6MWD, while the intermittent and placebo arms showed improvements of 11.3 meters and 6.0 meters, respectively. The third key secondary endpoint was the requirement for WLL. Four patients in each of the active arms and six patients in the placebo arm underwent at least one WLL procedure during the treatment period. Given that some patients received more than one WLL, the total number of WLLs observed in the continuous dosing arm was nine, with seven observed in the intermittent dosing arm and 17 in the placebo arm.
•
Consistency of Endpoints – A range of primary and secondary endpoints were selected to determine the potential treatment effect of molgramostim on aPAP. Patients in the continuous dosing arm demonstrated consistent improvements across all the key endpoints compared to placebo, with the majority of the measures achieving statistical significance. A dose-frequency dependency was observed, with continuous daily administration of molgramostim generally resulting in higher efficacy than intermittent dosing.
•
Safety and Tolerability – The percentage of patients with adverse events were similar in the treatment arms, except for the percentage of patients with chest pain, which was higher in the continuous dosing arm compared to placebo.

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

During the double-blind period of the trial, 33 WLL procedures were required, with nine in the continuous group compared to 17 in the placebo group and 7 were observed in the intermittent dosing arm. By contrast, during the 48-week open-label period of the trial, during which time all patients received active drug, five WLL procedures were conducted.

Manufacturing and Supply

We do not own or operate manufacturing facilities to produce clinical or commercial quantities of our molgramostim product candidate. We have fee-for-service contracts with a drug substance manufacturer and drug product manufacturer that covers all steps of the manufacturing process of molgramostim. We expect to continue with this outsourcing model for the foreseeable future, and in July 2002, we engaged a second source manufacturer to reduce production risks and ensure drug substance supply. All of our manufacturing and supply vendors are certified by National Competent Authorities to operate under Good Manufacturing Practices (“cGMP”), a regulatory standard for the manufacture of pharmaceuticals; however, such manufacturing and supply vendors have not yet received an FDA inspection.

Molgramostim drug substance is currently manufactured by GEMA. All clinical and nonclinical trials to-date have used material sourced from GEMA and validation activities are ongoing to prepare for commercial manufacturing. Additionally, we have engaged an additional third-party as a second source for the manufacturing of molgramostim.

Patheon UK Limited in Ferentino, Italy (“Patheon”), a division of Thermo Fisher Scientific Inc., was selected as the commercial drug product manufacturer and also produces drug product for clinical supply. Technology transfer and process validation activities with Patheon were completed but will be re-executed in 2023 as Patheon moves the manufacturing of molgramostim drug product to a new filling line in the same facility.

Additionally, on December 21, 2022, we selected and engaged a third-party manufacturing services company as a second source to Patheon for the manufacturer of molgramostim. This third-party will provide a GMP Fill-Finish PPQ Campaign of the molgramostim drug product.

Molgramostim is administered to the lungs using the eFlow® Nebulizer System, manufactured by PARI Pharma GmbH in Stamberg, Germany (“PARI”). The eFlow® Nebulizer System has been Conformité Européenne (“CE”) certified (CE 0123) according to the Medical Devices Directive 93/42/EEC (as amended by Directive 2007/47/EC) as a class IIa device. The device has a 510(k) approval in the United States as a general device. We have an exclusive license and a long-term supply agreement with PARI, as further discussed below, covering the eFlow® Nebulizer System for the administration of recombinant human GM-CSF.

Commercialization

Savara owns exclusive rights to molgramostim in the United States and all other major markets. We continue to pursue clinical and regulatory approvals for molgramostim. In doing so, we may engage with strategic partners to collaborate on implementing optimal sales and promotion activities. Our commercialization strategy will target key prescribing physicians and centers, as well as provide patients with support programs to ensure product access. Pending EMA approval, we expect to commercialize molgramostim in the EU and may engage with strategic partners to optimize sales and promotion activities in other EU territories.

Key License and Other Agreements

Parexel

We entered into an MSA with Parexel on March 5, 2021, pursuant to which Parexel provides contract research services related to our clinical trials. The MSA has an initial term of five years. We may terminate the MSA and/or any work order without cause on 60 days’ prior written notice to Parexel. Either party may terminate the MSA or any work order, and Parexel may suspend the performance of services for a material uncured breach by the other party. In addition, either party may immediately terminate the Agreement and/or any individual work order on prior written notice if (a) continuation of the services would pose an undue risk to the health and/or wellbeing of a study participant, (b) any certificate, authorization, approval or exemption from a regulatory authority required for the conduct of the services is revoked, suspended, or expires without renewal, (c) in the reasonable opinion of such party, the continuation of the services would be in violation of applicable law, or (d) the other party becomes insolvent. Concurrent with entering the MSA, we executed a work order with Parexel, under which Parexel will provide services related to the IMPALA-2 trial. As of December 31, 2022, under that work order, we expect to pay Parexel service fees and pass-through expenses estimated to be approximately between $17 million and $20 million over the remainder of the IMPALA-2 clinical trial assuming no additional change orders or material changes to the MSA and statements of works.

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

In consideration of rights granted by PARI, our predecessor paid a one-time upfront fee and we pay an hourly rate for work performed by PARI. Additionally, we are obligated to make future milestone payments to PARI based upon (i) the successful completion of certain clinical trials, (ii) submissions for regulatory approval in the United States, the EU or Japan, and (iii) the first marketing approval for the product in the United States, EU or Japan. The PARI Amendment expanded the development milestones in the agreement to include any additional pulmonary indications for which we use the device.

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

GEMA Biotech S.A.

In April 2019, we entered into a Manufacture and Supply Agreement with GEMA, which was amended on December 7, 2022 (the “GEMA Agreement”), pursuant to which GEMA will supply the active pharmaceutical ingredient (“API”) for molgramostim exclusively to us for commercial sale and continue to supply the API to us for clinical trials and research and development activities. Additionally, GEMA transferred and assigned to us all rights, titles, and interest in and to the master cell bank and working cell bank necessary to produce the API.

Pursuant to the terms of the GEMA Agreement, GEMA agreed to undertake the actions required to comply with the requirements of the FDA and other similar regulatory authorities and obtain the approvals necessary to manufacture and supply the API to us for commercial sale.

In addition to an agreed upon price of the API, we paid GEMA a milestone payment upon the effective date of the agreement and are required to make milestone payments upon (i) completion of certain developmental activities, (ii) successful completion of an audit by the FDA, and (iii) marketing approval of a product containing the API. If we successfully commercialize a product containing the API in a country, we must pay GEMA a single digit percentage royalty on annual net sales. We are obligated to make such royalty payments until the earlier of (i) 10 years after the first receipt of marketing approval for the product in that country or (ii) the date a biosimilar of such product is first sold in that country.

The term of the GEMA Agreement, continues until the twentieth anniversary of the date of receipt of marketing approval for a product containing the API in any country and may be extended for additional twelve-month terms by the agreement of both parties. We may terminate the GEMA Agreement immediately if (i) products containing the API will not be sold or will be withdrawn from the market, (ii) the FDA or other regulatory authority withdraws marketing approval for or fails to approve products incorporating the API, (iii) three or more batches of API supplied in any six month period fail to conform to specifications, (iv) GEMA receives notice of deficiencies in its manufacturing and fails to adequately respond, or (v) GEMA fails to achieve compliance with the requirements of the FDA and other regulatory authorities necessary to manufacture and supply the API to us for commercial sale.

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

Government Regulation of Drugs

United States

The process required by the FDA before drug product candidates, like ours, may be marketed in the United States generally involves the following:

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

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies, and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including trials initiated by investigators. The submission of a BLA requires payment of a substantial user fee to the FDA, and the sponsor of an approved BLA is also subject to annual product and establishment user fees. These fees are typically increased annually. As noted previously, molgramostim nebulizer solution for the treatment of aPAP has been granted Orphan Drug Designation, and as such is exempt from the payment of User Fees under current legislation.

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

Government Regulation of Combination Products

Our product candidate under development will be regulated as a combination product, which means that it is comprised of two or more different components that, if marketed individually, would be subject to different regulatory paths and would require approval of independent marketing applications by the FDA. A combination product, however, is assigned to a center within the FDA that will have primary jurisdiction over its regulation on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. We believe our product candidate includes both a drug and medical device component, and will be regulated as a drug, subject to the review of the FDA’s Center for Drug Evaluation and Research which will have primary jurisdiction over premarket development and approval. The FDA’s Center for Devices and Radiological Health will provide support and review of the nebulizer component of our product candidate.

European Union

MAA

To obtain approval of a drug under the EU regulatory system, an application for a marketing authorization may be submitted under a centralized, a decentralized, or a national procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes or for orphan drugs, provides for the grant of a single marketing authorization that is valid for all EU member states, which grants the same rights and obligations in each member state as a national marketing authorization. As a general rule, only one marketing authorization may be granted for drugs approved through the centralized procedure and the marketing authorization is also relevant for the EEA countries.

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

Orphan Drug Status

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to drug candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that costs of research and development of the drug for the indication can be recovered by sales of the drug in the United States Orphan Drug Designation must be requested before submitting a BLA. After the FDA grants Orphan Drug Designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Although there may be some increased communication opportunities, Orphan Drug Designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the extent to which coverage and adequate reimbursement are provided by third-party payers. Third-party payers include state and federal government health care programs, managed care providers, private health insurers and other organizations. Although we currently believe that third-party payers will provide coverage and reimbursement for our product candidate, if approved, we cannot be certain of this. Third-party payers are increasingly challenging the price, examining the cost-effectiveness, and reducing reimbursement for medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The United States government, state legislatures, and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results. We may need to conduct expensive clinical trials to demonstrate the comparative cost-effectiveness of our products. The product candidate that we develop may not be considered cost-effective and thus may not be covered or sufficiently reimbursed. It is time consuming and expensive for third-party payers to seek coverage and reimbursement. Thus, one payer’s decision to provide coverage and adequate reimbursement for a product does not assure that another payer will provide coverage or that the reimbursement levels will be adequate. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow third-party payers to sell our products on a competitive and profitable basis.

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

We cannot be sure patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any of our existing patents or any patents we may own or license in the future will be useful in protecting our technology and products. For this and more comprehensive risks related to our intellectual property, please see Risk Factors – Risks Related to Our Intellectual Property.

Trade Secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant aspects of our processes and proprietary technology portfolio are based on unpatented trade secrets and know-how. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. While we have confidence in our key individuals, consultants, partner organizations and systems, agreements or security measures may be breached, and there may not be adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

We are not aware of any other companies developing an inhaled form of GM-CSF. A glycosylated GM-CSF product, sargramostim (Leukine®), is available on the market in the United States, approved for IV or SC delivery in patients with neutropenia following cancer chemotherapy. Leukine® has not been approved for the treatment of aPAP or any other acute or chronic lung disease but is sometimes used as a pharmacy-compounded product (injectable product compounded for inhalation delivery). The drug substance in Leukine®, sargramostim, has been used in a nonclinical research project conducted by NIH/TRND in collaboration with the University of Cincinnati College of Medicine on the potential application of inhaled GM-CSF as a treatment for aPAP. No clinical trials have been conducted to date under this collaboration project. We are aware of a multicenter clinical trial of inhaled Leukine®, using a standard commercially available nebulizer, which was conducted by a consortium of independent clinical investigators from the trial conducted in Japan. It is not known to us if this trial, together with other possibly available related clinical or nonclinical information, may be, or will be, used to support a potential new product approval in Japan. If such a new product would be approved and launched in Japan, we believe it has the potential to present a material competitive threat to the commercial success of molgramostim in Japan. In addition, in November 2018, Partner Therapeutics, Inc., a commercial biotechnology company, was granted Orphan Drug Designation for Leukine® for the treatment of PAP by the FDA.

Employees and Human Capital

We are committed to attracting and retaining the best possible talent. As of March 30, 2023, we had 28 employees as well as several third-party consultants. All employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Health and Safety

The health and safety of our employees is a top priority, and our goal is to provide a safe and healthy work environment for all personnel. In dealing with the COVID-19 pandemic and emerging variants, we have provided our employees the ability to work virtually in order to best manage business and personal responsibilities. We will continue to manage this situation with a focus towards the safety of our employees.

Corporate Information

Our company was incorporated in Delaware in December 1995. On April 27, 2017, we completed a reverse merger and became a publicly held company under the name Savara Inc.

Our website is http://www.savarapharma.com. Information found on our website is not incorporated by reference into this annual report on Form 10-K. We make our filings with the U.S. Securities and Exchange Commission (“SEC”) including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments and exhibits to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), available free of charge on or through our website, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

Trademarks

“Savara Inc.” and the Savara logo are unregistered trademarks of Savara or its subsidiaries in the United States and other jurisdictions. Other third-party logos and product/trade names are registered trademarks or trade names of their respective companies. Use or display by us of other parties’ trademarks, service marks, trade names, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark, trade name, trade dress or product owners.

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

For the year ended December 31, 2022, we incurred a net loss of $38.2 million, and net cash used in operating activities was $34.6 million. At December 31, 2022, our cash, cash equivalents and short-term investment securities were approximately $125.9 million, and working capital was approximately $123.1 million. At December 31, 2022, we had an accumulated deficit of $338.7 million. We expect to continue to incur substantial operating losses for the next several years as we seek to advance our molgramostim product candidate through clinical development (IMPALA-2 trial), global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, our current product candidate, molgramostim, is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve. We are also continuously and critically reviewing our liquidity and anticipated capital requirements in light of the ongoing uncertainty created by the COVID-19 global pandemic.

We may require additional financing to obtain regulatory approval for molgramostim and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development efforts or other operations.

Since our Aravas subsidiary was formed in 2007, most of our resources have been dedicated to the development and acquisition of our product candidates, primarily molgramostim. Our priority remains the continued development of molgramostim for the treatment of aPAP and continued progress in our Phase 3 trial. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidate and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all. If adequate funds are not available to us on a timely basis, we will be required to delay, limit, reduce, or terminate our establishment of sales and marketing, manufacturing or distribution capabilities, development activities, other activities that may be necessary to commercialize our product candidate, or conduct preclinical or clinical trials.

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
•
the costs involved in establishing, enforcing, or defending patent claims and other proprietary rights; and
•
the continuing negative impacts of the ongoing COVID-19 pandemic and emerging variants.

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

We are a party to an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”), pursuant to which we have pledged substantially all of our assets, other than our intellectual property (which is subject to a negative pledge). The Loan Agreement includes a number of restrictive covenants, including restrictions on incurring additional debt, making investments, granting liens, disposing of assets, paying dividends, and redeeming or repurchasing capital stock, subject to certain exceptions. Collectively, these restrictive covenants could constrain our ability to grow our business through acquisitions or engage in other transactions. In addition, the Loan Agreement includes covenants requiring, among other things, that we provide financial statements, comply with all laws, pay all taxes, and maintain insurance. The Loan Agreement includes customary events of default, such as our failure to pay amounts due, our failure to comply with covenants, or the occurrence of an event that would reasonably be expected to have a material adverse event on our business. Upon the occurrence and during the continuation of an event of default, Silicon Valley Bank could declare all outstanding loans under the Loan Agreement immediately due and payable and exercise remedies against us and the collateral. Such an event would have a material adverse effect on our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank, and the Federal Deposit Insurance Corporation ("FDIC") was appointed receiver. The Company is monitoring the impact on its Loan Agreement.

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

If we are required to raise additional capital in the future, it may not be available on favorable financing terms within the time required, or at all. If additional capital is not available on favorable terms when needed, we will be required to raise capital on adverse terms or significantly reduce operating expenses through the restructuring of our operations or deferral of strategic business initiatives. If we raise additional capital through a public offering of securities, a substantial number of additional shares may be issued, which may negatively affect our stock price and these additional shares will dilute the ownership interest of our current investors.

We have IPR&D and future impairment of IPR&D may have an adverse impact on our future financial condition and results of operations.

As of December 31, 2022, we had IPR&D of approximately $10.7 million. Our intangible assets have been previously impaired and remain subject to additional impairment analyses whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable. We test our goodwill, if any, and IPR&D for impairment annually, or more frequently if an event or change in circumstances indicates that the asset may be impaired. If an impairment is identified, we would be required to record an impairment charge with respect to the impaired asset to our consolidated statements of operations and comprehensive loss. A significant impairment charge could have a material negative impact on our financial condition and results of operations. We will continue to evaluate our intangible assets for potential impairment in accordance with our accounting policies.

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

Adverse developments affecting financial institutions, companies in the financial services industry, or the financial services industry generally, such as actual events or concerns involving liquidity, defaults, or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any such events, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver.

As of March 30, 2023, we had cash and cash equivalent balances on deposit with Silicon Valley Bank in excess of the FDIC insurance limitation of $250 thousand (“FDIC Limit”). Our asset management account managed by Silicon Valley Bank is held in custody accounts at U.S. Bank N.A., and we do not currently believe that our ability to access our marketable securities as needed will be affected by the closure of Silicon Valley Bank.

The U.S. Department of the Treasury, Federal Reserve Board, and FDIC stated that all depositors of Silicon Valley Bank would have access to all of their money one business day following the date of closure; we and other depositors with Silicon Valley Bank received such access on March 13, 2023. Subsequently, FDIC Chairman Martin J. Gruenberg has announced that all bank depositors, including deposits in excess of the FDIC Limit, with SVB will be fully protected. However, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of the Treasury, Federal Reserve Board, and FDIC have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of the program. There is no guarantee that the U.S. Department of Treasury, Federal Reserve Board, and FDIC will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations, or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.

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

Clinical development is expensive, can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process as demonstrated by the results of our IMPALA trial in 2019 and AVAIL trial in 2020. The results of preclinical and early clinical trials of our product candidate may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidate.

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
•
delays during regulatory review and/or requirements of additional chemistry, manufacturing, and controls, nonclinical, or clinical studies, resulting in increased costs and/or delays in marketing approval and subsequent commercialization of the product candidate in the United States and other markets;
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

Additionally, as we continue to advance the IMPALA-2 trial, there remains general uncertainty regarding the impact of COVID-19 and emerging variants on the aPAP patient population and physicians. Patients suffering from aPAP are prone to underlying lung conditions and are often treated by infectious disease specialists and pulmonologists. These treating physicians are on the front lines in addressing this global pandemic and have had to, understandably, focus their attention on COVID-19. Further, if an aPAP patient enrolled in the trial were to contract COVID-19, they may need to discontinue their participation.

If we fail to attract and retain senior management and key scientific personnel and develop and maintain relationships with service providers, consultants and advisers, we may be unable to successfully develop and commercialize our product candidate.

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

We outsource the manufacture of our molgramostim product candidate and do not plan to establish our own manufacturing facilities. To manufacture our product candidate, we have made numerous custom modifications at CMOs, making us highly dependent on these CMOs. For clinical and commercial supplies, if approved, we have supply agreements with third party CMOs for drug substance, finished drug product, drug delivery devices and other necessary components of our molgramostim product candidate. While we have secured long-term commercial supply agreements with many of the third party CMOs, we would need to negotiate agreements for commercial supply with several important CMOs, and we may not be able to reach agreement on acceptable terms. In addition, we rely on these third parties to conduct or assist us in key manufacturing development activities, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials, demonstrating comparability of DS and DP, and conducting stability testing, among other things. If these third parties are unable to perform their tasks successfully in a timely manner, whether for technical, financial, or other reasons, we may be unable to secure clinical trial material, or commercial supply material if approved, which likely would delay the initiation, conduct, or completion of our clinical trials or prevent us from having enough commercial supply material for sale, which would have a material and adverse effect on our business. For example, the impacts of the current COVID-19 global pandemic are evolving. There have been and could be additional delays in the manufacturing supply chain for our product candidate, including delays in procurement of materials for certain of our clinical trials due to the outbreak, potentially resulting in delays in clinical trials and recruitment. Further, we have experienced an increase in costs associated with the supply chain disruption. The extent to which the pandemic and global conflicts and acts of war impact our ability to procure sufficient supplies for the development and commercialization of our product candidate going forward will depend on the severity and duration of the spread of COVID-19 and emerging variants and the actions undertaken to contain the pandemic or treat its effects as well as the length and scope of global conflicts and acts of war.

All manufacturers of our clinical trial material and, if approved, commercial product, including drug substance manufacturers, must comply with cGMP requirements enforced by the FDA through its facilities inspection program and applicable requirements of foreign regulatory authorities. These requirements include manufacturing, quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our clinical trial material may be unable to comply with these cGMP requirements and with other FDA, state, and foreign regulatory requirements. While we and our representatives generally monitor and audit our manufacturers’ systems, we do not have full control over their ongoing compliance with these regulations. Although the responsibility to maintain cGMP compliance is a requirement of third-party manufacturers, we bear ultimate responsibility for our supply chain and compliance with regulatory standards. Failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay or failure to obtain product approval, product seizure or recall, or withdrawal of product approval.

Identification of and discussions with alternative vendors, if necessary, may be protracted and/or unsuccessful, or these new vendors may be unsuccessful in producing the same results as the current primary vendors producing the material. Therefore, if our primary and back-up vendors become unable or unwilling to perform their required activities, we could experience protracted delays or interruptions in the supply of clinical trial material and, ultimately, product for commercial sale, which would materially and adversely affect our development programs, commercial activities, operating results, and financial condition. In addition, the FDA or regulatory authorities outside of the United States may require that we have an alternate manufacturer of a drug product before approving it for marketing and sale in the United States or abroad and securing such alternate manufacturer before approval of a BLA could result in considerable additional time and cost prior to BLA approval. We have recently engaged a second source manufacturer for molgramostim.

Any new manufacturer or supplier of finished drug product or its component materials, including drug substance and delivery devices, would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing of such product or ingredients required by us. The FDA or foreign regulatory agency may require us to conduct additional clinical trials, collect stability data, and provide additional information concerning any new supplier, or change in a validated manufacturing process, including scaling-up production, before we could distribute products from that manufacturer or supplier or revised process. For example, if we were to engage a third party other than our current CMOs to supply the drug substance or drug product for future clinical trials or commercial sale, the FDA or regulatory authorities outside of the United States. may require us to conduct additional clinical and nonclinical studies to ensure comparability of the drug substance or drug product manufactured by our current CMOs to that manufactured by the new supplier. Changing of suppliers or equipment is particularly challenging for companies like us, with inhalation products, because any change could alter the performance of the drug product.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling-up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, and shortages of qualified personnel. Our product candidate has not been manufactured at the scale we believe will be necessary to maximize its commercial value and, accordingly, after initial licensure and commercialization, we may encounter difficulties in attempting to scale-up production and may not succeed in that effort on a timely basis or at all. In addition, the FDA or other regulatory authorities may impose additional requirements as we scale up initial production capabilities, which may delay our scale-up activities and/or add expense.

If our manufacturers encounter any of the aforementioned difficulties or otherwise fail to comply with their contractual obligations or there are delays entering commercial supply agreements due to capital constraints, we may have insufficient quantities of material to support ongoing and/or planned clinical trials or to meet commercial demand, if approved. In addition, any delay or interruption in the supply of materials necessary or useful to manufacture our product candidate could delay the completion of our clinical trials, increase the costs associated with our development programs, and depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the trials completely. Delays or interruptions in the supply of commercial product could result in increased cost of goods sold and lost sales. We cannot provide assurance that manufacturing or quality control problems will not arise in connection with the manufacture of our clinical trial material or commercial product, if approved, or that third-party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such clinical trial material or commercial product, as applicable. In addition, molgramostim is currently manufactured entirely outside the United States and, as a result, we may experience interruptions in supply due to shipping or customs difficulties or regional instability. Furthermore, changes in currency fluctuations, shipping costs, or import tariffs could adversely affect cost of goods sold. Any of the above factors could cause us to delay or suspend anticipated or ongoing trials, regulatory submissions, or commercialization of our product candidate, entail higher costs, or result in being unable to effectively commercialize our product. Our dependence upon third parties for the manufacture of our clinical trial material may adversely affect our future costs and our ability to develop and commercialize our product candidate on a timely and competitive basis.

The company intends to establish a redundant supply chain with second sources of drug substance and drug product manufacture. If the product manufactured at the second sources of manufacture is not demonstrated to be comparable with materials used in the clinical program, we will not be able to commercialize from these second sources.

We currently rely on and have engaged third-parties for our drug product and drug substance manufacturing to ensure all aspects of our manufacturing are validated and can produce product at commercial scale to serve as second source manufacturers and suppliers of the molgramostim drug substances to attain uninterrupted drug substance supply and mitigate approvability risk. If the second sources do not demonstrate the ability to provide drug substance and drug product manufacture comparable to our primary sources, the supply chain and scalability to commercialize molgramostim could be adversely impacted.

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

Undesirable side effects or adverse events caused by our molgramostim product candidate could interrupt, delay, or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all indications, and in turn prevent us from commercializing our product candidate. A significant challenge in clinical development is that the patient population in early trials, where small numbers of patients are required, is different from the patient population observed in later stage trials, where larger groups of patients are required. For example, patients in earlier-stage trials may be more sick, compliant, or otherwise motivated than patients in larger trials. As such, efficacy or safety results may differ significantly between trials. If we fail to demonstrate the efficacy of our drug candidate or undesirable side effects occur, they could possibly prevent approval, which would have a material and adverse effect on our business.

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

Our operations might be interrupted and financial results could be adversely impacted by the occurrence of a natural disaster, acts of war or terrorism, system malfunction, telecommunication and electrical failures or other catastrophic event, or public health crises, such as a pandemic (e.g., COVID-19).

As of December 31, 2022, our corporate headquarters is located in a commercial facility in Austin, Texas, USA, and we maintain additional facilities in Langhorne, Pennsylvania. Important documents and records, including copies of our regulatory documents and other records for our product candidate, are located both at a secure offsite document storage facility as well as at our own facilities, and we depend on our facilities for the continued operation of our business. Natural disasters and other catastrophic events, such as wildfires and other fires, earthquakes and extended power interruptions, public health crises, severe weather conditions, or acts of war or terrorism, such as the conflict between Russia and Ukraine, could significantly disrupt our operations and result in additional, unplanned expense. Any natural disaster or catastrophic event could disrupt our business operations and result in setbacks to our development programs. Even though we believe we carry commercially reasonable insurance, we might suffer losses that are not covered by or exceed the coverage available under these insurance policies.

In addition, our operations may be adversely impacted by international conflict. For example, tensions between Ukraine and Russia have escalated in 2022, culminating in Russia’s invasion of Ukraine. The political and physical conditions in Ukraine and Russia, as well as in neighboring countries, may disrupt our supply chain and increase our costs, which may adversely affect our ability to conduct ongoing clinical trials and impact patients’ ability to partake in our clinical trials. While we do not believe this conflict will have a material impact on our current operations, given the rapidly evolving situation and the potential to expand beyond Ukraine and Russia, the full impact of the conflict remains uncertain.

During the first quarter of 2020, COVID-19 was declared a pandemic by the World Health Organization, resulting in significant disruptions to United States and international manufacturing and supply chains or operations as well as travel restrictions in the United States and many other countries. Global supply chain disruptions have resulted in delays and increased costs associated with the goods. While the continued impact of the current COVID-19 pandemic and emerging variants on our business and financial results is uncertain, the COVID-19 pandemic has had a negative impact on our business, financial condition, and operating results. There have been and could be additional delays in the manufacturing supply chain for our product candidate, including delays in procurement of materials for certain of our clinical trials due to the outbreak, delays in clinical trials and recruitment. Further, we have experienced an increase in costs associated with the supply chain disruption. In a more severe scenario, our business, financial condition, and operating results could be more significantly affected. Given the dynamic nature of these circumstances, the impact of potential future disruptions of the manufacturing and supply chain associated with the COVID-19 pandemic and emerging variants is difficult to predict.

We currently have limited marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidate, if approved, or generate product revenue.

To commercialize our molgramostim product candidate, if approved, in the United States and other jurisdictions we seek to enter, we must build our marketing, sales, managerial, and other non-technical capabilities, or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product receives regulatory approval, we expect to market such product in the United States through a focused, specialized sales force, which will be costly and time consuming. Institutionally, we have no prior experience in the marketing and sale of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Outside of the United States, we may consider collaboration arrangements. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product in certain markets. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of our product. If we are not successful in commercializing our molgramostim product, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we would incur significant additional losses.

To establish a sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth.

As of March 30, 2023, we had 28 employees including 18 employees engaged in research and development. As we advance our molgramostim product candidate through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance, and other resources to manage our operations and clinical trials, continue our development activities, and commercialize our product candidate, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers, and other organizations.

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

Molgramostim has received Orphan Drug Designation in the United States by the FDA and in Europe by the EMA for the treatment of aPAP. Orphan Drug Designation will not shorten the regulatory review or reduce the clinical data requirements needed to obtain approval. If approval is received to market molgramostim, the FDA will not approve a similar product, with the same active ingredient, to molgramostim for seven years and the EMA will not approve a similar product to molgramostim for ten years, unless we are unable to produce enough supply to meet demand in the marketplace or another similar product, with the same active ingredient, is deemed clinically superior. Similar product candidates, with the same active ingredient and route of delivery, may be granted Orphan Drug Designation during the development of the respective products, but the Orphan Drug exclusivity is granted only to the first of such products approved, which means there is risk that a competitor product candidate may receive approval and Orphan Drug exclusivity before us, thus preventing us from marketing our product candidate until the exclusivity of the competing product expires. Also, the Orphan Drug status will not prevent a competitor with a different active ingredient from competing with our product candidate. If we are prevented from marketing one or more product candidate due to a competitor’s Orphan Drug exclusivity, this would have a material adverse effect on our business.

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

For example, although we are not aware of any companies developing an inhaled form of GM-CSF for the treatment of aPAP, Leukine® (sargramostim), a yeast-derived recombinant human granulocyte-macrophage colony stimulating factor, rhu-GM-CSF, which is a product of Partner Therapeutics, Inc., is being pharmacy-compounded and utilized by some patients, domestically and internationally, for the off-label treatment of aPAP. Additionally, Partner Therapeutics, Inc. is working with the Pharmaceuticals and Medical Devices Agency and the Ministry of Health, Labour, and Welfare in Japan for regulatory approval of Leukine® for the treatment of aPAP. We cannot assess the likelihood of formal regulatory approval of Leukine®, the effectiveness of its off-label administration to patients with aPAP, or the number of aPAP patients using Leukine® for the pharmacy-compounded off-label treatment. However, the current off-label administration of Leukine® could adversely affect the enrollment of patients in our IMPALA-2 trial.

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

Pharmaceutical products generally are subject to rigorous nonclinical testing and clinical trials and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or materially influence the manufacturing, safety, labeling, storage, record keeping, and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate United States and foreign statutes and regulations is time-consuming and requires the expenditure of substantial resources. Molgramostim is currently in Phase 3 clinical testing. The top line results from our first Phase 3 clinical trial, IMPALA, were released by us on June 12, 2019 and did not meet all of the statistical goals and protocol end points. On October 1, 2019, we received a written response from the FDA in connection with a Type C meeting regarding the molgramostim development program for aPAP and results from IMPALA in which the FDA indicated that the data provided in the briefing package for the Type C meeting did not provide sufficient evidence of efficacy and safety for the treatment of aPAP.

On December 23, 2019, the FDA provided communication to us regarding the granting of Breakthrough Therapy designation, a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on clinically significant endpoint(s), for molgramostim for the treatment of aPAP. As such, we have worked with the FDA and EMA and determined the scope and design of an additional Phase 3 trial for the molgramostim development program for the treatment of aPAP, the IMPALA-2 trial. The scope, powering, cost, and timing of IMPALA-2 will require us to expend substantial additional resources. Any additional clinical trials, and/or other costly trials, could require us to expend substantial additional resources and could significantly extend the timeline for clinical development prior to market approval.

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

Even if the FDA or foreign regulatory agencies grant approvals for a product candidate, the conditions or scope of the approval(s) may limit successful commercialization of the product candidate and impair our ability to generate substantial sales revenue. For example, molgramostim could be approved with restrictions for use only by patients unresponsive to the current standard of care or the FDA may approve label claims with age restrictions and/or treatment duration limitations. The FDA may limit the label of molgramostim to a subset of patients based on a review of which patient groups had the greatest efficacious response in clinical trials. Such label restriction may be undesirable and may limit successful commercialization. The FDA or foreign regulatory agencies may also only grant marketing approval contingent on the performance of costly post-approval nonclinical or clinical studies, or subject to warnings or contraindications that limit commercialization. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMP, GCP, international conference on harmonization regulations, and GLP, which are regulations and guidelines that are enforced by the FDA or foreign regulatory agencies for all clinical development and for any clinical studies that we conduct post-approval. The FDA or foreign regulatory agencies may decide to withdraw approval, add warnings, or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution of our products. These actions could result from, among other things, safety concerns, including unexpected side effects or drug interaction problems, or concerns over misuse of a product. If any of these actions were to occur following approval, we may have to discontinue commercialization of the product, limit our sales and marketing efforts, implement risk minimization procedures, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

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

Even if we receive regulatory approval to market our product candidate in the United States, we may never receive approval or commercialize our product outside of the United States, which would limit our ability to realize the full commercial potential of our product candidate.

In order to market products outside of the United States, we must establish and comply with the numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. The time required to obtain approval in other countries generally differs from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States, as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidate may not be approved for all indications requested, which could limit the uses of our product candidate and have an adverse effect on product sales, and that such approval may be subject to limitations on the indicated uses for which the product may be marketed or require costly, post-marketing follow-up trials. Conversely, if the product candidate does receive approval outside the United States in the future, we may not meet the FDA requirements in the United States for approval.

We must comply with the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.

The FCPA, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We face the risk that an employee or agent could be accused of violating one or more of these laws, particularly in geographies where significant overlap exists between local government and healthcare industries. In many countries, hospitals are operated by the government and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. Such an accusation, even if unwarranted, could prove disruptive to our developmental and commercialization efforts. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The SEC may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA’s accounting provisions.

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
•
operate without infringing upon the patents and proprietary rights of others; and
•
obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, or if necessary, to secure exclusive rights to them, both in the United States and in foreign countries.

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

Patent applications in the United States are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months. As a result, we cannot be certain that the inventors listed in any patent or patent application owned by us were the first to conceive of the inventions covered by such patents and patent applications (for United States patent applications filed before March 15, 2013), or that such inventors were the first to file patent applications for such inventions outside the United States and, after March 15, 2013, in the United States. In addition, changes in or different interpretations of patent laws in the United States and foreign countries may affect our patent rights and limit the number of patents we can obtain, which could permit others to use our discoveries or to develop and commercialize our technology and products without any compensation to us.

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

We may rely on trademarks, trade names, and brand names to distinguish our molgramostim product, if approved for commercial sale, from the products of our competitors. We intend to seek approval for a new name for molgramostim that meets the FDA’s and foreign regulatory requirements. However, our trademark applications may not be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks, in which case we may expend substantial resources to defend our proposed or approved trademarks and may enter into agreements with third parties that may limit our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote significant resources to advertising and marketing these new brands. For example, we filed a trademark for the name “Savara” and were challenged. We decided to terminate the application, but we may revisit such filings at a future date. Further, our competitors may infringe on our trademarks or we may not have adequate resources to enforce our trademarks.

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

Enforcement of intellectual property rights in certain countries outside the United States. has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on patents and applications are required to be paid to the United States Patent and Trademark Office (“USPTO”), and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non-United States governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process and after a patent has been issued. There are situations in which non-compliance can result in decreased patent term adjustment or in abandonment or lapse of the patent or patent application, leading to partial or complete loss of patent rights in the relevant jurisdiction.

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

Our commercial success depends on our ability and the ability of our CMOs and component suppliers to develop, manufacture, market, and sell our product and product candidate and use our proprietary technology without infringing the proprietary rights of third parties. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are or may be developing products. Because patent applications can take many years to publish and issue, there currently may be pending applications, unknown to us, that may later result in issued patents that our product, product candidate, or technology infringe, or that the process of manufacturing our product or any of our respective component materials, or the component materials themselves, infringe, or that the use of our product, product candidate, or technology infringe.

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

Molgramostim has received Orphan Drug Designation from the FDA and the EMA. Orphan Drug Designation will provide market exclusivity in the United States for seven years and ten years in Europe, but only if (i) molgramostim receives market approval before a competitor using the same active compound for the same indication, (ii) we are able to produce sufficient supply to meet demand in the marketplace, and (iii) another product with the same active ingredient is not deemed clinically superior.

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
•
our access to additional capital.

Our ability to successfully commercialize our products will depend on the extent to which governmental authorities, private health insurers, and other organizations establish what we believe are appropriate coverage and reimbursement for our products. The containment of healthcare costs has become a priority of federal and state governments worldwide and the prices of drug products have been a focus in this effort. For example, there have been several recent United States Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs, and former President Trump signed four executive orders on July 24, 2020 aimed at bringing down pharmaceutical prices. We expect that federal, state, and local governments in the United States, as well as in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidate or what actions federal, state, or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue, attain profitability, or commercialize our product candidate, especially in light of our plans to price our product candidate at a high level.

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

We have substantial tax loss carry forwards for US federal income tax and state income tax purposes. In general, our net operating losses and tax credits have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. In particular, our ability to fully use certain US tax loss carry forwards and general business tax credit carry forwards generated up to and including December 2022 to offset future income or tax liability is limited under section 382 of the Internal Revenue Code of 1986, as amended. Changes in the ownership of our stock, including those resulting from the issuance of shares of our common stock offerings or upon exercise of outstanding options, may limit or eliminate our ability to use certain net operating losses and tax credit carry forwards in the future.

Item 1B. Unresolved Staff Comments.

We do not have any unresolved comments issued by the SEC staff.

Item 2. Properties.

As of December 31, 2022, our corporate headquarters is located in Austin, Texas, where we lease approximately 880 square feet of office space. We also occupy a facility in Langhorne, Pennsylvania where we lease approximately 2,465 square feet of office space which beginning on July 1, 2023 will be expanded to include an additional 3,970 square feet for a total of 6,435 square feet of office space. Refer to Note 2. Summary of Significant Accounting Policies in the notes to our consolidated financial statements in this annual report on Form 10-K for additional discussion.

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

As of March 30, 2023, we had approximately 116 record holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our lead program, molgramostim, is an inhaled granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). Previously, our pipeline included molgramostim for nontuberculous mycobacterial (NTM) lung infection in both non-cystic fibrosis (“CF”) and CF patients, vancomycin hydrochloride inhalation powder (“vancomycin”) for persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in people living with CF and inhaled liposomal ciprofloxacin (“Apulmiq”) for non-CF bronchiectasis. Savara, together with its wholly-owned subsidiaries, which include Aravas Inc. and Savara ApS operate in one segment with its principal office in Austin, Texas as of December 31, 2022.

Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to December 31, 2022, we have raised net cash proceeds of approximately $392.9 million, primarily from public offerings of our common stock, private placements of convertible preferred stock, and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $38.2 million and $43.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $338.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of December 31, 2022, we had cash and cash equivalents of $52.1 million and short-term investments of $73.8 million. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Recent Events

COVID-19

The continuing COVID-19 global pandemic poses risks to our business. As we commence enrollment of our additional Phase 3 trial for the use of molgramostim for the treatment of aPAP, there remains a general uncertainty regarding the impact of COVID-19 on the aPAP patient population and availability of physicians. Patients suffering from aPAP lung disease are prone to underlying lung conditions and are often treated by infectious disease specialists and pulmonologists. These treating physicians are on the front lines in addressing this global pandemic and have had to, understandably, focus their attention on COVID-19. Further, if an aPAP patient enrolled in the study were to contract COVID-19, they may need to discontinue their participation.

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
•
our third-party service providers, manufacturers, and suppliers may experience similar circumstances which could negatively impact our supply chain and progress of our development pipeline; and
•
COVID-19 and related safety concerns could delay recruitment of our clinical trials.

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

Income Taxes

The CARES Act

In response to the COVID-19 pandemic, many governments have taken measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act”), which was enacted on March 27, 2020 in the United States, includes many measures to assist companies, including temporary changes to income and non-income-based tax laws. Additionally, a COVID-19 relief executive order was issued by former President Trump August 8, 2020 ("EO") and the American Rescue Plan Act of 2021 ("ARP") was enacted on March 11, 2021

We have assessed the provisions of the CARES Act, EO, and ARP and do not believe the measures mentioned above materially impact us or are relevant to our tax reporting. However, we are continuing to assess these and other provisions of the CARES Act, EO and ARP and any potential additional federal stimulus packages with regards to their impact on our tax reporting as well as any provisions which may benefit us or our employees.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Refer to Note 2. Summary of Significant Accounting Policies in the notes to our consolidated financial statements in this annual report on Form 10-K for additional discussion.

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

Business Combinations

We account for business combinations, when applicable, in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and as further defined by Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805), which requires the purchase price to be measured at fair value. When the purchase consideration consists entirely of shares of our common stock, we calculate the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition and, if the transaction involves contingent consideration based on achievement of milestones or earn-out events, the probability-weighted fair value, as of the acquisition date, of shares issuable upon the occurrence of future events or conditions pursuant to the terms of the agreement governing the business combination. If the transaction involves such contingent consideration, our calculation of the purchase price involves probability inputs that are highly judgmental due to the inherent unpredictability of drug development, particularly by development-stage companies such as ours. We recognize estimated fair values of the tangible assets and intangible assets acquired, including IPR&D, and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the purchase price of the tangible and intangible assets acquired and liabilities assumed in excess of the fair value.

Goodwill and Acquired In-Process Research and Development

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, our IPR&D and goodwill, when present, is determined to have indefinite lives and, therefore, is not amortized. Instead, it is tested for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired. For instance, based upon the ultimate scope and scale of the COVID-19 global pandemic, there may be materially negative impacts to the assumptions made with respect to our IPR&D assets that could result in an impairment of such assets.

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

The largest component of our operating expenses has historically been our investment in research and development activities. The following table shows our research and development expenses by product candidate for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
	(in thousands)
Product candidates:
Molgramostim	$27,879	$26,327
Vancomycin	—	2,664
Total research and development expenses	$27,879	$28,991

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

Results of Operations – Comparison of Years Ended December 31, 2022 and 2021

	Year ended December 31,		Dollar
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$27,879	$28,991	$(1,112)
General and administrative	10,929	12,350	(1,421)
Depreciation and amortization	31	136	(105)
Total operating expenses	38,839	41,477	(2,638)
Loss from operations	(38,839)	(41,477)	2,638
Other income (expense), net	689	(1,537)	2,226
Net loss	$(38,150)	$(43,014)	$4,864

Research and Development

Research and development expenses decreased $1.1 million, or 3.8%, to $27.9 million for the year ended December 31, 2022 from $29.0 million for the year ended December 31, 2021. The decrease is primarily related to the termination of our vancomycin study during the year ended December 31, 2020 with the study close-out completed in the year ended December 31, 2021.

General and Administrative

General and administrative expenses decreased $1.4 million, or 11.5%, to $10.9 million for the year ended December 31, 2022 from $12.4 million for the year ended December 31, 2021. The decrease is primarily due to the reduction of personnel and overhead costs from the closure of our Denmark office and Danish activities.

Other Income (Expense), Net

Other income (expense), net increased $2.2 million to $0.7 million income for the year ended December 31, 2022 from $1.5 million expense for the year ended December 31, 2021. The change is primarily related to a significant increase in net interest income generated by our short-term financial instrument investments of approximately $2.2 million resulting from a substantial increase in interest rates during the second half of 2022, which is included in the Interest expense, net line item on the consolidated statement of operations in this annual report on Form 10-K.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had $52.1 million in cash, $73.8 million in short-term investments, and an accumulated deficit of $338.7 million. Since inception through December 31, 2022, our operations have been financed primarily by net cash proceeds of approximately $392.9 million, primarily from public offerings of common stock, private placements, and debt financings.

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

Debt Facility

As discussed in Note 7. Debt Facility in the notes to the consolidated financial statements included in this annual report on Form 10-K, we entered into a loan and security agreement with Silicon Valley Bank during the year ended December 31, 2017, which was subsequently amended and then amended and restated in April 2022. As of December 31, 2022, the outstanding amount of the secured loan was $26.1 million.

On March 10, 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank. As such, the Company is monitoring the impact on its loan and security agreement with Silicon Valley Bank.

Common Stock Sales Agreement

Wainwright Sales Agreement

On April 28, 2017, the Company entered into a Common Stock Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, which was amended by Amendment No. 1 to the Common Stock Sales Agreement on June 29, 2018 (the “Wainwright Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of Savara’s common stock, par value $0.001 per share (“Shares”), having an aggregate offering price of not more than $60 million, in addition to the $2.3 million in Shares sold prior to the Amendment.

On July 2, 2021, the Company delivered written notice to Wainwright that it was terminating the Wainwright Sales Agreement effective July 12, 2021.

Evercore Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore Group L.L.C., (“Evercore”), as sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Evercore, Shares, having an aggregate offering price of not more than $60 million. The Agreement was effective on July 16, 2021 (“New Registration Statement”), the date the Company’s shelf registration agreement on Form S-3, as filed with the SEC on July 6, 2021, was declared effective by the SEC. The Shares will be offered and sold pursuant to the New Registration Statement. Subject to the terms and conditions of the Sales Agreement, Evercore will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the years ended December 31, 2022 and 2021, we did not sell any shares of common stock under the Evercore Sales Agreement.

Recent Public Offering

On March 11, 2021, we completed a public issuance of our common stock and pre-funded warrants for gross proceeds of approximately $130 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses, of approximately $122.2 million as discussed in Note 9. Stockholders’ Equity in the notes to the consolidated financial statements included in this annual report on Form 10-K. Since 2017, we have completed four public offerings with combined net proceeds, after deducting the underwriting discounts and commissions and offering expenses, of approximately $257.6 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(34,554)	$(40,081)
Cash provided by (used in) investing activities	52,645	(69,456)
Cash provided by financing activities	87	120,806
Effect of exchange rate changes	(90)	(137)
Net change in cash	$18,088	$11,132

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2022 was $34.6 million, consisting of a net loss of $38.2 million, which was partially offset by non-cash charges of $2.6 million, mainly comprised of amortization of right-of-use assets, depreciation, amortization of debt issuance costs, and stock-based compensation, and further offset by a net increase in assets and liabilities of $1.0 million. The change in our net operating assets and liabilities was primarily due to a decrease in accrued liabilities mostly related to research and development costs for molgramostim and a decrease related to a cessation of residual costs of the wind-down of the vancomycin phase 3 trial.

Cash used in operating activities for the year ended December 31, 2021 was $40.1 million, consisting of a net loss of $43.0 million, a $1.8 million decrease in Accounts payable and Accrued expenses and other current liabilities mostly relating to the wind-down or completion of our non-aPAP trials during 2020, and a $1.0 million increase in Prepaid expenses and other current assets associated with prepaid research and development costs for our IMPALA-2 trial. This was partially offset by approximately $5.8 million of non-cash charges (comprised primarily of depreciation and amortization including right-of-use assets, amortization on premium to short-term investments, amortization of debt issuance costs, and stock-based compensation).

Cash flows from investing activities

Cash used in or provided by investing activities for the years ended December 31, 2022 and 2021 was primarily the result of net sale and maturities of short-term investments.

Cash flows from financing activities

There was minimal cash used in financing activities for the year ended December 31, 2022.

Cash provided by financing activities for the year ended December 31, 2021 was $120.8 million, which was primarily related to $122.2 million in net proceeds from the public issuance of common stock and pre-funded warrants and $2.5 million in net proceeds from the exercise of warrants. This was partially offset by the payment of $3.9 million to repurchase outstanding warrants, as discussed in Note 9. Stockholders’ Equity in the notes to the consolidated financial statements included in this annual report on Form 10-K.

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

As of December 31, 2022, we had cash, cash equivalents, and short-term investments of $125.9 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 10. Commitments – Manufacturing and Other of the consolidated financial statements in this annual report on Form 10-K, we may need to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

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

For a summary of the contingent milestone payments and commitments, refer to Note 10. Commitments – Manufacturing and Other, of the consolidated financial statements in this annual report on Form 10-K.

Other Contracts

We enter into contracts in the normal course of business with various third parties for research studies, clinical trials, testing, and other services. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, of the consolidated financial statements in this annual report on Form 10-K milestone for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have market risk exposure related to our cash, cash equivalents and short-term investment securities. Such interest-earning instruments carry a degree of interest rate risk; however, we have not been exposed to nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our audited consolidated financial statements. Additionally, our investment securities are fixed income instruments denominated and payable in United States dollars and have short-term maturities, typically less than twelve months, and typically carry credit ratings of “A” at a minimum by two of three nationally recognized statistical rating organizations, specifically Moody’s, Standard & Poor’s or Fitch. As such, we do not believe that our cash, cash equivalents, and short-term investment securities have significant risk of default or illiquidity.

We have ongoing operations in Denmark and pay those vendors in local currency (Danish Krone) or Euros. We did not recognize any significant exchange rate losses during the years ended December 31, 2022 and 2021. A 10% change in the Krone-to-dollar or Euro-to-dollar exchange rate on December 31, 2022 would not have had a material effect on our results of operations or financial condition.

We also have interest rate exposure as a result of our Loan Agreement with Silicon Valley Bank. As of December 31, 2022, the outstanding amount of the secured term loan was $26.1 million. The loan bears interest at a floating rate equal to the greater of (i) 3% or (ii) the prime rate reported in The Wall Street Journal, minus a spread of 0.5%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on December 31, 2022 were to have occurred, this change would not have had a material effect on the value of our investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

On March 10, 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank. At the time Silicon Valley Bank entered into receivership, a large number of pharmaceutical and biotechnology companies held cash deposits with Silicon Valley Bank. The U.S. Department of the Treasury, Federal Reserve Board, and FDIC stated that all depositors of Silicon Valley Bank would have access to all of their money one business day following the date of closure; we and other depositors with Silicon Valley Bank received such access on March 13, 2023. Additionally, Treasury Secretary Janet L. Yellen, Federal Reserve Chair Jerome H. Powell and FDIC Chairman Martin J. Gruenberg have announced that all bank depositors, including deposits in excess of the FDIC Limit, with SVB will be fully protected.

However, uncertainty and liquidity concerns in the broader financial services industry remain. The U.S. Department of the Treasury, Federal Reserve Board, and FDIC have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, Federal Reserve Board, and FDIC will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all. The financing uncertainty that pharmaceutical and biotechnology companies may now face as a result of Silicon Valley Bank’s entry into receivership may cause significant volatility with respect to pharmaceutical and biotechnology company stocks, which in turn could negatively impact the trading price of our common stock.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

As a smaller reporting company, we were not required to obtain an audit on the effectiveness of our internal control over financial reporting as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during Savara’s quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our 2023 annual meeting of stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.

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

Equity Compensation Plan Information

The table below provides information about our common stock that, as of December 31, 2022, may be issued upon the exercise of options and the vesting of RSUs under the following equity compensation plans (which are all our equity compensation plans; provided, however, that new equity awards may only be issued under the 2015 Omnibus Incentive Plan and the 2021 Inducement Plan):

•
2015 Omnibus Incentive Plan (the “2015 Plan”)
•
Savara Inc. Stock Option Plan (the “2008 Plan”)
•
2021 Inducement Equity Incentive Plan (the "2021 Inducement Plan”)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,172,934	$2.23	1,891,422
Equity compensation plans not approved by security holders	1,702,500	$1.32	1,197,500
Total	9,875,434	$2.08	3,088,922

(1)
The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(2)
Includes 6,434,068 shares issuable upon the exercise of outstanding options granted under the 2015 Plan, 1,542,250 shares issuable upon the vesting of RSUs granted under the 2015 Plan, and 196,616 shares issuable upon the exercise of outstanding options granted under the 2008 Plan.
(3)
Includes 1,302,500 shares issuable upon the exercise of outstanding options granted under the 2021 Inducement Plan, and 400,000 shares issuable upon the vesting of RSUs granted under the 2021 Inducement Plan.

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

(1)
Financial Statements. The following report of RSM US LLP and financial statements:
•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets as of December 31, 2022 and 2021
•
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021
•
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021
•
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
•
Notes to Consolidated Financial Statements
(1)
Financial Statement Schedules. See subsection (c) below.
(2)
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

10.6

Amended and Restated Loan and Security Agreement, dated April 21, 2022, between the Registrant and its subsidiary, Aravas Inc., as borrowers, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 11, 2022.)

10.7	#	Savara Inc. Amended and Restated 2015 Omnibus Incentive Plan, as amended (Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on April 19, 2022.)
10.8	#

Form of Non-Statutory Stock Option Grant Agreement – Director (for grants to non-employee directors) under the 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 16, 2015.)

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

10.11	#

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

10.15		Savara Inc. 2021 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on January 20 2023.)
10.16

Form of Non-Statutory Stock Option Agreement – Under the 2021 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-QK filed on March 30, 2020.)

10.17

Form of Restricted Stock Unit Agreement (Inducement Award) – Under the 2021 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-QK filed on March 30, 2020.)

10.18	#	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 23, 2006.)
10.19	+

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

10.22		Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2019.)
10.23		Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2019.)
10.24	+

Manufacture and Supply Agreement, dated as of April 26, 2019, between Savara ApS and GEMABIOTECH SAU (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019.)

10.25	+

Master Manufacturing Services Agreement, dated June 26, 2019, between Savara ApS and Patheon UK Limited. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2019.)

10.26		Form of Warrant Repurchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2021.)
10.27	+

Master Services Agreement by and between Savara Inc. and Parexel International (IRL) Limited, effective January 6, 2021 (Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2021.)

10.28	+

Work Order under Master Services Agreement by and between Savara Inc. and Parexel International (IRL) Limited, effective January 6, 2021 (Incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2021.)

10.29		First Amendment to Lease Agreement, dated October 26, 2022, between the Registrant and Overlook at Rob Roy Owner, LLC.
10.30

Sales Agreement, dated July 6, 2021, between the Registrant and Evercore Group L.L.C. (Incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-3 filed on July 6, 2021.)

10.31

Amended and Restated Executive Employment Agreement, dated December 13, 2022, between Savara Inc. and Matthew Pauls (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2022.)

10.32

Amended and Restated Executive Employment Agreement, dated December 13, 2022, between Savara Inc. and David Lowrance (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2022.)

10.33	+	Amendment No. 1 to the Manufacture and Supply Agreement, dated December 7, 2022 entered into by and between Savara ApS GEMABIOTECH SAU.
10.34		Executive Employment Agreement, dated November 10, 2022, between Savara Inc. and Raymond D. Pratt, M.D.
10.35

Executive Employment Agreement, dated February 13, 2023, between Savara Inc. and Rob Lutz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2023.)

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

Savara Inc.

Date: March 30, 2023	By:	/s/ Matthew Pauls
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

Name	Title	Date

/s/ Matthew Pauls	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	March 30, 2023
Matthew Pauls

/s/ Dave Lowrance	Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	March 30, 2023
Dave Lowrance

/s/ David Ramsay	Director	March 30, 2023
David Ramsay

/s/ Joseph McCracken	Director	March 30, 2023
Joseph McCracken

/s/ Nevan Elam	Director	March 30, 2023
Nevan Elam

/s/ Rick Hawkins	Director	March 30, 2023
Rick Hawkins

/s/ An Van Es-Johansson	Director	March 30, 2023
An Van Es-Johansson

/s/ Ricky Sun	Director	March 30, 2023
Ricky Sun

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Savara Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Savara Inc and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with United States federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

During 2022, the Company incurred $28 million of research and development expenses. The Company recorded an accrued liability of $1.3 million for expenses incurred but not yet invoiced, and a prepaid expense of $1.8 million for payments made to vendors in excess of costs incurred.

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

Our audit procedures related to the Company’s accrued research and development costs included the following among others:

•
We evaluated, on a sample basis, the reasonableness of management’s methods and assumptions used in developing the accrued or prepaid research and development costs by:
(1)
Agreeing key milestones and completion terms, activities, timing, and costs per management provided schedules to signed and executed CMO and CRO contracts,
(2)
Obtaining evidence from third parties of the research and development activities performed for significant clinical trials and contract manufacturing services,
(3)
Inquiring of financial and clinical personnel on the status of the clinical trials, progress to completion of clinical trials, method of allocating contractual charges to specific tasks performed during the clinical trials, and the status of change orders,
(4)
Performed a comparison of current quarterly and annual results compared to prior quarter and prior year to assess the historical accuracy of management’s analysis.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

Austin, Texas

March 30, 2023

Savara Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$52,100	$34,012
Short-term investments	73,776	127,159
Prepaid expenses and other current assets	3,078	3,829
Total current assets	128,954	165,000
Property and equipment, net	51	73
In-process R&D	10,656	11,274
Other non-current assets	116	251
Total assets	$139,777	$176,598
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,334	$1,443
Accrued expenses and other current liabilities	4,533	4,884
Current portion of long-term debt	—	8,333
Total current liabilities	5,867	14,660
Long-term liabilities:
Long-term debt	26,078	17,323
Other long-term liabilities	54	117
Total liabilities	31,999	32,100
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized as of December 31, 2022 and 2021, respectively; 114,046,345 and 114,036,892 shares issued and outstanding as of December 31, 2022 and 2021, respectively	116	116
Additional paid-in capital	446,938	444,898
Accumulated other comprehensive income (loss)	(605)	5
Accumulated deficit	(338,671)	(300,521)
Total stockholders’ equity	107,778	144,498
Total liabilities and stockholders' equity	$139,777	$176,598

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share amounts)

	Years ended December 31,
	2022	2021
Operating expenses:
Research and development	$27,879	$28,991
General and administrative	10,929	12,350
Depreciation and amortization	31	136
Total operating expenses	38,839	41,477
Loss from operations	(38,839)	(41,477)
Other income (expense), net:
Interest expense, net	(88)	(2,282)
Foreign currency exchange loss	(19)	(99)
Tax credit income	796	844
Total other income (expense), net	689	(1,537)
Net loss	$(38,150)	$(43,014)
Net loss per share:
Basic and diluted	$(0.25)	$(0.32)
Weighted-average common shares outstanding:
Basic and diluted	152,771,817	133,919,145
Other comprehensive income (loss):
Loss on foreign currency translation	(648)	(887)
Unrealized gain (loss) on short-term investments	38	(50)
Total comprehensive loss	$(38,760)	$(43,951)

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2022 and 2021

(in thousands, except share amounts)

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance on December 31, 2020	54,152,955	$55	$320,893	$(257,507)	$942	$64,383
Issuance of common stock and pre- funded warrants in public offering, net of offering costs (1)	57,479,978	57	122,174	—	—	122,231
Repurchase of outstanding pre-funded warrants	—	—	(3,909)	—	—	(3,909)
Issuance of common stock upon exercise of stock warrants, net	1,737,450	2	2,544	—	—	2,546
Issuance of common stock upon exercise of stock options	285,576	1	15	—	—	16
Issuance of common stock for settlement of RSUs	443,897	1	(1)	—	—	—
Repurchase of shares for minimum tax withholdings	(62,964)	—	(78)	—	—	(78)
Stock-based compensation	—	—	3,260	—	—	3,260
Foreign exchange translation adjustment	—	—	—	—	(887)	(887)
Unrealized loss on short-term investments	—	—	—	—	(50)	(50)
Net loss	—	—	—	(43,014)	—	(43,014)
Balance on December 31, 2021	114,036,892	$116	$444,898	$(300,521)	$5	$144,498
Issuance of common stock upon exercise of stock options	2,344	—	2	—	—	2
Issuance of common stock for settlement of RSUs	9,125	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(2,016)	—	(3)	—	—	(3)
Stock-based compensation	—	—	2,041	—	—	2,041
Foreign exchange translation adjustment	—	—	—	—	(648)	(648)
Unrealized gain on short-term investments	—	—	—	—	38	38
Net loss	—	—	—	(38,150)	—	(38,150)
Balance on December 31, 2022	114,046,345	$116	$446,938	$(338,671)	$(605)	$107,778

(1)
As discussed in Note 9. Stockholders’ Equity, the Company sold (i) an aggregate of 57,479,978 shares of the Company’s common stock, par value $0.001 per share and (ii) pre-funded warrants to purchase an aggregate of 32,175,172 shares of the Company's common stock at an exercise price, equal to the par value, of $0.001 per share.

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(38,150)	$(43,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31	136
Amortization of right-of-use assets	136	231
Non-cash interest income	—	(103)
Foreign currency loss	19	99
Amortization of debt issuance costs	334	552
Amortization on premium to short-term investments, net	75	1,604
Stock-based compensation	2,041	3,260
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,336	(1,039)
Non-current assets	(57)	—
Accounts payable and accrued expenses and other current liabilities	(319)	(1,763)
Long-term liabilities	—	(44)
Net cash used in operating activities	(34,554)	(40,081)
Cash flows from investing activities:
Purchase of property and equipment	(9)	(57)
Purchase of available-for-sale securities, net	(89,415)	(161,069)
Maturity of available-for-sale securities	130,793	83,470
Sale of available-for-sale securities, net	11,276	8,200
Net cash provided by (used in) investing activities	52,645	(69,456)
Cash flows from financing activities:
Repurchase of outstanding pre-funded warrants	—	(3,909)
Repayment of long-term debt (1)	(26,350)	—
Proceeds from long-term debt, net (1)	26,438	—
Issuance of common stock and pre-funded warrants in public offering, net of offering costs	—	122,231
Issuance of common stock upon exercise of warrants, net	—	2,546
Proceeds from exercise of stock options	2	16
Repurchase of shares for minimum tax withholdings	(3)	(78)
Net cash provided by financing activities	87	120,806
Effect of exchange rate changes on cash and cash equivalents	(90)	(137)
Increase in cash and cash equivalents	18,088	11,132
Cash and cash equivalents beginning of period	34,012	22,880
Cash and cash equivalents end of period	$52,100	$34,012

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,614	$1,969

(1)
As discussed in Note 7. Debt Facility, the Amended Loan Agreement (as defined herein) was accounted for as a modification. The Company used the proceeds from the Amended Loan Agreement to repay the outstanding amounts under the Loan Agreement from Silicon Valley Bank.

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” "our" or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. The Company’s lead program, molgramostim nebulizer solution (“molgramostim”), is an inhaled granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). Previously, the Company’s pipeline included molgramostim for nontuberculous mycobacterial (NTM) lung infection in both non-cystic fibrosis (“CF”) and CF patients, vancomycin hydrochloride inhalation powder (“vancomycin”) for persistent methicillin-resistant Staphylococcus aureus (“MRSA”) lung infection in people living with CF and inhaled liposomal ciprofloxacin (“Apulmiq”) for non-CF bronchiectasis. The Company and its wholly-owned subsidiaries operate in one segment with its principal office in Austin, Texas as of December 31, 2022, though a significant portion of our employees work remotely.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company are stated in U.S. dollars. These financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements of the Company’s wholly-owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated other comprehensive income (loss). All intercompany transactions and accounts have been eliminated in consolidation.

Liquidity

As of December 31, 2022, the Company had an accumulated deficit of approximately $338.7 million. The Company used cash from operations of approximately $34.6 million for the year ended December 31, 2022. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

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

The Company had cash and cash equivalents of $52.1 million and short-term investments of $73.8 million as of December 31, 2022, which is sufficient to fund the Company's operations for the twelve months subsequent to the issuance date of its consolidated financial statements for the year ended December 31, 2022. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company may need to reevaluate its long-term operating plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, on March 10, 2023, the FDIC took control of Silicon Valley Bank and created the National Bank of Santa Clara to hold the deposits of Silicon Valley Bank after Silicon Valley Bank was unable to continue its operations. Silicon Valley Bank’s deposits are insured by the FDIC, in amount up to $250 thousand for any depositor; any deposit in excess of this insured amount could be lost. The U.S. Department of the Treasury, Federal Reserve Board, and FDIC stated that all depositors of Silicon Valley Bank would have access to all deposits after one business day following the date of closure; we and other depositors with Silicon Valley Bank received such access on March 13, 2023. Additionally, Treasury Secretary Janet L. Yellen, Federal Reserve Chair Jerome H. Powell and FDIC Chairman Martin J. Gruenberg have announced that all bank depositors, including deposits in excess of the FDIC Limit, with SVB will be fully protected.

In order to mitigate risks associated with our banking deposits, the Company maintains a significant portion of its liquidity in U.S. Treasury money market funds and other short-term investments with custodial services provided by U.S. Bank, N.A., refer to Note 5. Short-term Investments and Note 8. Fair Value Measurements. The Company continues to monitor the circumstances surrounding Silicon Valley Bank and does not anticipate a material impact on its financial condition or operations based upon the FDIC’s management of Silicon Valley Bank’s assets and operations; however, it continues to monitor the situation.

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

Short-term Investments

The Company has classified its investments in debt securities with readily determinable fair value as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of Accumulated other comprehensive income (loss) within stockholders’ equity.

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

Concentration of Credit Risk

We are subject to credit risk from our portfolio of cash equivalents and marketable securities. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We maintain our cash and cash equivalents and marketable securities with a limited number of financial institutions. Deposits held with the financial institutions exceed the amount of insurance provided on such deposits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and marketable securities to the extent recorded on the consolidated balance sheets.

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

License and Collaboration Agreements

From time to time the Company enters and may continue to enter into license and collaboration agreements with third parties whereby the Company purchases the rights to develop, market, sell and/or distribute the underlying pharmaceutical products or drug candidates. Pursuant to these agreements, the Company may be required to make up-front payments, milestone payments contingent upon the achievement of certain pre-determined criteria, royalty payments based on specified sales levels of the underlying products, and/or certain other payments. Up-front payments are either expensed immediately as research and development or capitalized. The determination to capitalize amounts related to licenses is based on management’s judgments with respect to stage of development, the nature of the rights acquired, alternative future uses, developmental and regulatory issues and challenges, the net realizable value of such amounts based on projected sales of the underlying products, the commercial status of the underlying products, and/or various other competitive factors. Milestone payments made prior to regulatory approval are generally expensed as incurred and milestone payments made subsequent to regulatory approval are generally capitalized as an intangible asset. Royalty payments are expensed as incurred. Other payments made pursuant to license and collaboration agreements, which are generally related to research and development activities, are expensed as incurred.

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

If the associated research and development effort is abandoned, the related asset will be written-off, and the Company will record a non-cash impairment loss on its consolidated statements of operations and comprehensive loss. For those products that reach commercialization, the IPR&D asset will be amortized over its estimated useful life. Refer to Note 8. Fair Value Measurements – Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis for additional discussion.

Leases

The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset's economic benefits in accordance with ASU 2016-02, Leases (Topic 842), as codified in ASC 842, Leases. Lease right-of-use assets and liabilities are initially recorded on the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company's sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required.

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

The Company has made an accounting policy election providing that leases with an initial term of 12 months or less are not recorded as a lease right-of-use asset and corresponding liability in accordance with ASC 842, Leases; those lease payments are recognized in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. Refer to Note 10. Commitments – Operating Leases for additional discussion.

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

Financial instruments not carried at fair value include accounts payable and accrued liabilities. The carrying amounts of these financial instruments approximate fair value due to the highly liquid nature of these short-term instruments. Refer to Note 8. Fair Value Measurements for additional discussion.

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

Net Loss per Share

Basic net loss attributable to common stockholders per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period without consideration of common stock equivalents. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods presented as the inclusion of all potential dilutive securities would have been antidilutive. Refer to Note 14. Net Loss per Share for additional discussion.

Stock-Based Compensation

The Company recognizes the cost of stock-based awards granted to employees based on the estimated grant-date fair value of the awards. The value of the portion of the award is recognized as expense ratably over the requisite service period. The Company recognizes the compensation costs for awards that vest over several years on a straight-line basis over the vesting period. Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. In addition, the Company accounts for any modifications to stock-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation. Refer to Note 12. Stock-Based Compensation for additional discussion.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in the period that includes the enactment date. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more-likely-than not to be realized. Refer to Note 13. Income Taxes for additional discussion.

Recent Accounting Pronouncements

There are no recent accounting pronouncements issued by the FASB, the AICPA, or the SEC that are believed by the Company's management to have a material effect, if any, on the Company’s consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses, consisted of (in thousands):

	December 31,
	2022	2021
Prepaid contracted research and development costs	$1,822	$1,902
R&D tax credit receivable	792	838
VAT receivable	162	306
Prepaid insurance	231	427
Deposits and other	71	356
Total prepaid expenses and other current assets	$3,078	$3,829

Prepaid Contracted Research and Development Costs

As of December 31, 2022 Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for molgramostim for the treatment of aPAP. This includes prepaid amounts paid under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of December 31, 2022. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2021, the Company generated a Danish tax credit of $0.8 million which was received in the fourth quarter of 2022. During the year ended December 31, 2022, the Company generated a Danish tax credit of $0.8 million which is expected to be received in the fourth quarter of 2023.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities, consisted of (in thousands):

	December 31,
	2022	2021
Accrued compensation	$2,365	$2,526
Accrued contracted research and development costs	1,322	1,623
Accrued general and administrative costs	782	600
Lease liability	64	135
Total accrued expenses and other current liabilities	$4,533	$4,884

Accrued Compensation

As of December 31, 2022 Accrued compensation includes amounts to be paid to employees for salary, vacation and non-equity performance-based compensation. At the end of any period, the amount accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

Accrued Contracted Research and Development Costs

As of December 31, 2022 Accrued contracted research and development costs are primarily comprised of costs associated with molgramostim for the treatment of aPAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

5. Short-term Investments

Short-term Investments in Available-for-Sale Securities

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$73,784	$8	$(16)	$73,776
Asset backed securities	—	—	—	—
Corporate securities	—	—	—	—
Commercial paper	—	—	—	—
Total short-term investments (*)	$73,784	$8	$(16)	$73,776

As of December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$12,205	$—	$(15)	$12,190
Asset backed securities	11,349	—	(3)	11,346
Corporate securities	49,095	—	(29)	49,066
Commercial paper	54,557	—	—	54,557
Total short-term investments (*)	$127,206	$—	$(47)	$127,159

* Designated custodial institution, U.S. Bank, N.A.

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of Accumulated other comprehensive income (loss) in the consolidated balance sheet. Classification as short-term or long-term is based upon whether the maturity of the debt securities is less than or greater than twelve months.

There were no significant realized gains or losses related to investments for the years ended December 31, 2022 and 2021.

6. Property and Equipment, Net

Property and equipment, net consisted of (in thousands):

	December 31,
	2022	2021
Research and development equipment	$1,102	$1,102
Equipment	666	746
Furniture and fixtures	61	151
Leasehold improvements	145	153
Total property and equipment	1,974	2,152
Less accumulated depreciation	(1,923)	(2,079)
Property and equipment, net	$51	$73

Depreciation expense for the years ended December 31, 2022 and 2021 was minimal, respectively.

7. Debt Facility

On April 28, 2017, the Company and its subsidiary, Aravas Inc. (“Aravas”), entered into a loan and security agreement with Silicon Valley Bank, as amended by the First Amendment to the Loan and Security Agreement on October 31, 2017, the Second Amendment to the Loan and Security Agreement on December 4, 2018, the Third Amendment on January 31, 2020, and the Fourth Amendment on March 30, 2021 (the “Loan Agreement”), pursuant to which Silicon Valley Bank provided a term loan to us in the principal amount of $25.0 million.

On April 21, 2022, the Company and Aravas entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”), as co-borrowers, and Silicon Valley Bank, as lender (the “Lender”), which amended and restated the Loan Agreement in its entirety. The Amended Loan Agreement provides for a $26.5 million term loan facility. The Company used the proceeds from the Amended Loan Agreement to repay outstanding amounts under the Loan Agreement, including principal of $25.0 million, a prepayment fee of $0.1 million, and an end of term charge of $1.4 million.

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

In accordance with FASB ASC Topic 470-50, Debt – Modifications and Extinguishments, the Company evaluated the Amended Loan Agreement to determine whether it should be accounted for as a modification or extinguishment. As a result of this analysis, the Amended Loan Agreement was accounted for as a modification. Accordingly, no gain or loss is recognized. Approximately $0.1 million of fees paid to the lender were capitalized and will be amortized over the term of the Amended Loan Agreement. Expenses paid to third parties associated with the Amended Loan Agreement were immediately expensed and recorded in the Interest expense line item in our consolidated statement of operations.

On March 10, 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank. As such, the Company is monitoring the impact on the Amended Loan Agreement.

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,
2023	$—
2024	—
2025	—
2026	17,667
2027	9,562
Total future minimum payments	27,229
Unamortized end of term charge	(630)
Debt issuance costs	(478)
Debt discount related to warrants	(43)
Total debt	26,078
Current portion of long-term debt	—
Long-term debt	$26,078

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

The fair value of these instruments as of December 31, 2022 and 2021 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2022
Cash equivalents (*):
U.S. Treasury money market funds	$48,804	$—	$—	$48,804
Short-term investments (*):
U.S. government securities	73,776	—	—	73,776
Asset backed securities	—	—	—	—
Corporate securities	—	—	—	—
Commercial paper	—	—	—	—
As of December 31, 2021
Cash equivalents (*):
U.S. Treasury money market funds	$30,853	$—	$—	$30,853
Short-term investments (*):
U.S. government securities	12,190	—	—	12,190
Asset backed securities	—	11,346	—	11,346
Corporate securities	—	49,066	—	49,066
Commercial paper	—	54,557	—	54,557

* Designated custodial institution, U.S. Bank, N.A.

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the years ended December 31, 2022 and 2021.

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

As of December 31, 2022, the Company had IPR&D of approximately $10.7 million. At December 31, 2022, the Company performed an impairment analysis and concluded that the impact of COVID-19 or other factors did not trigger any impairment indicators.

For the years ended December 31, 2022 and 2021, the Company experienced a decrease of approximately $0.6 million and a decrease of approximately $0.9 million, respectively, in the carrying value of IPR&D, which was due to foreign currency translation.

9. Stockholders’ Equity

Private Placement

On December 24, 2019, the Company completed a private placement in a public entity (the “Private Placement” or “PIPE”) under a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Investors”), pursuant to which we issued and sold to the Investors 9,569,430 shares of our common stock at a price of $1.745 per share and pre-funded warrants (“Pre-Funded PIPE Warrants”) to purchase an aggregate of 5,780,537 shares of common stock at $1.744 per share (or $1.745 minus the exercise price of $.001). The net proceeds after deducting placement fees and offering expenses were approximately $25.2 million. We also issued accompanying warrants (the “Milestone Warrants”), with an exercise price of $1.48 per share, to purchase an aggregate of up to 32,577,209 additional shares of common stock and may receive up to approximately $48.2 million from the exercise of the Milestone Warrants prior to their expiration, totaling potential aggregate gross proceeds of up to approximately $75.0 million from the PIPE before deducting placement agent fees and estimated offering expenses. The Milestone Warrants were exercisable at any time prior to the earlier of thirty days following the achievement of a defined clinical milestone or two years after the closing date of the Private Placement. The Pre-Funded PIPE Warrants are exercisable at any time after their original issuance and will not expire.

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

On July 2, 2021, the Company delivered written notice to Wainwright that it was terminating the Wainwright Sales Agreement effective July 12, 2021.

Evercore Common Stock Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore Group L.L.C. (“Evercore”), as sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $60 million. The Agreement was effective on July 16, 2021 (the “New Registration Statement”), the date the Company’s shelf registration agreement on Form S-3, as filed with the SEC on July 6, 2021, was declared effective by the SEC. The Shares will be offered and sold pursuant to the New Registration Statement. Subject to the terms and conditions of the Sales Agreement, Evercore will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the year ended December 31, 2022, the Company did not sell any shares of common stock under the Evercore Sales Agreement.

Common Stock

The Company’s amended and restated certificate of incorporation, as amended in June 2021, authorizes the Company to issue 301 million shares of capital stock, consisting of 300 million shares of common stock with $0.001 par value per share and one million shares of preferred stock with $0.001 par value per share.

The following is a summary of the Company’s common stock at December 31, 2022 and 2021:

	December 31
	2022	2021
Common stock authorized	300,000,000	300,000,000
Common stock outstanding	114,046,345	114,036,892

The Company’s shares of common stock reserved for issuance as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
2021 Pre-funded Warrants	32,175,172	32,175,172
Stock options outstanding	7,933,184	6,218,841
Issued and non-vested RSUs	1,942,250	1,272,375
Total shares reserved	48,683,936	46,299,718

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of December 31, 2022:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
October 2024	775,000	$0.01
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	37,955,709	$0.001
	38,808,502

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$941	$1	$942
Change	(887)	(50)	(937)
Balance, December 31, 2021	54	$(49)	5
Change	(648)	38	(610)
Balance, December 31, 2022	$(594)	$(11)	$(605)

10. Commitments

Operating Leases

The Company has entered into operating leases for real estate in multiple locations. The Company’s leases have lease terms that include options to extend (in some cases, for up to 36 months). The exercise of lease renewal and termination options are at the Company’s sole discretion with the exception of the Austin Texas lease, as amended, noted below. For purposes of calculating operating lease liabilities, the Company’s leases are deemed not to include an option to extend the lease term until it is reasonably certain that the Company will exercise that option. The Company has operating lease agreements with lease and non-lease components that are accounted for as a single lease component.

The Company previously subleased office space pursuant to a sublease that expired at the end of July 2021. On June 3, 2021, the Company entered into a lease agreement (the “Antecedent TX Lease”) with the same landlord for a different office suite located in the same building and relocated its headquarters to this location. The Antecedent TX Lease commencement date was August 1, 2021 and continued through December 31, 2022. On commencement of the Antecedent TX Lease, the Company recorded an operating lease liability and corresponding right-of-use asset of approximately $0.1 million. In December 2022, contemporaneously with the expiration of the Antecedent TX Lease, the Company entered into another lease (the "Current TX Lease") with the same landlord for a different office suite located in the same commercial complex and relocated its headquarters to this location. The term for the Current TX Lease is initially six months or June 30, 2023, at which point it converts to a month-to-month arrangement thereafter with termination rights upon thirty days written notice. Due to the duration of the Current Texas Lease term, no right-of-use asset or corresponding liability has been recorded in accordance with the Company's election under ASC 842 further described in Note 2. Summary of Significant Accounting Policies.

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2022 (in thousands):

Year ending December 31,
2023	$63
2024	54
Total future minimum lease payments	$117
Less imputed interest	(7)
Total	$110

Operating cash flows from operating leases	$151
Weighted-average remaining lease term (in months) - operating leases	21.0
Weighted-average discount rate - operating leases	7.8%

As of December 31, 2022, the carrying value of the right-of-use assets for the operating leases was $0.1 million, which is reflected in Other non-current assets, and the carrying value of the lease liabilities for operating leases was $0.1 million, of which approximately $0.06 million related to the current portion of the lease liabilities is recorded in Accrued expenses and other current liabilities, and $0.05 million related to the non-current portion of the lease liabilities is recorded in Other long-term liabilities.

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

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the manufacturer of the nebulizer used to administer molgramostim. The change in the amount of the milestone payments from December 31, 2021 to December 31, 2022 was related to foreign currency translation fluctuations. In addition to these milestones, the Company will owe a royalty of three-and one-half percent (3.5%) to the manufacturer of the nebulizer based on net sales.

Manufacturing, Development, and Other Contingent Milestone Payments (in thousands):

December 31, 2022
Molgramostim manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of molgramostim	$2,300
Molgramostim nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer molgramostim	536
Total manufacturing and other commitments	$2,836

The milestone commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of December 31, 2022.

On December 10, 2020, the Company announced that the Phase 3 trial of vancomycin in people living with cystic fibrosis who have MRSA lung infection did not meet the primary endpoint. On January 7, 2021 the Company issued a termination notice to GlaxoSmithKline Trading Services Limited (“GSK”), which manufactures the drug product from bulk vancomycin powder. On January 26, 2021, the Company and GSK entered a change order for termination costs associated with the closeout and wind-down of vancomycin activities. During the year ended December 31, 2021, the Company paid approximately $0.8 million of research and development expense related to the termination of the manufacturing agreement.

Contract Research

On March 5, 2021, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA-2 trial. Under that work order and subsequent change orders, the Company will pay Parexel service fees and pass-through expenses estimated to be approximately $33.6 million over the course of the IMPALA-2 clinical trial.

Risk Management

The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to these risks to an acceptable level.

Employment Agreements

On December 8, 2020, the Company entered into an employment agreement with the CEO, as amended and restated on December 13, 2022, whereby the CEO is entitled to payments and benefits upon certain events. Upon (i) termination without cause, (ii) termination due to the CEO’s death or disability, or (iii) the CEO’s resignation for good reason, the CEO is entitled to receive (i) a lump sum payment equal to 18 months of base salary, (ii) a lump sum payment equal to 100% of his target bonus, (iii) a pro-rated portion of the unpaid target bonus, (iv) reimbursement for continued coverage under medical benefit plans for 18 months or until covered under a separate plan from another employer, and (v) the immediate and full vesting of outstanding non-vested Company equity awards. Additionally, all of the CEO’s outstanding stock options will be exercisable through the earlier of (x) the 18 month anniversary of the termination date or (y) the original expiration date.

Upon a termination other than for cause, death or disability or resignation for good reason within three months prior to or 12 months following a change in control, the CEO is entitled to receive (i) a lump sum payment of an amount equal to 24 months of base salary, plus 100% of the unpaid target bonus, plus a pro-rated portion of any unpaid bonus earned during the relevant performance period, (ii) reimbursement for continued coverage under medical benefit plans for 24 months or until covered under a separate plan from another employer, and (iii) the immediate and full vesting of outstanding non-vested Company equity awards. Additionally, all of the CEO’s outstanding stock options will be exercisable through the earlier of (x) the 24-month anniversary of the termination date or (y) the original expiration date.

Each of the Company’s Chief Financial Officer (“CFO”) and Chief Medical Officer (“CMO”) is entitled to payments and benefits if the CFO or CMO, respectively, is (i) terminated without cause, (ii) terminated due to the CFO or CMO's death or disability, or (iii) resigns for good reason, which includes (i) a lump sum payment equal to 12 months of base salary and a pro-rated portion of their unpaid bonus, (ii) reimbursement for continued coverage under medical benefit plans for 12 months or until covered under a separate plan from another employer, and (iii) accelerated vesting of outstanding non-vested Company equity awards equal to 12 months. Upon a termination other than for cause, death or disability or resignation for good reason within three months prior to or 12 months following a change in control, the CFO or CMO is entitled to receive (i) a lump sum payment of an amount equal to 18 months of base salary, plus 100% of their target bonus, plus a pro-rated portion of their unpaid target bonus, (ii) a lump sum payment equal to the amount required to continue coverage under medical benefit plans for 18 months, and (iii) the immediate and full vesting of outstanding non-vested options at the time of such termination.

11. Related Parties

As an investor with the right to designate a member of the Company’s board of directors, Bain has significant influence over the Company and is thereby considered a related party.

Pursuant to the Public Offering on March 15, 2021 (as further discussed in Note 9. Stockholders' Equity), Bain acquired 19,517,241 shares of the Company’s common stock and 17,175,172 2021 Pre-Funded Warrants.

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

2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), as amended and restated with approval by our stockholders in June 2018 and amended with approval by our stockholders in May 2020 and June 2022. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units, performance units, shares and other stock-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of December 31, 2022, the number of shares of our common stock available for grant under the 2015 Plan was 1,891,422 shares.

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

2021 Inducement Equity Incentive Plan

The Company adopted the 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) with approval by the Company's board of directors in May 2021. The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of December 31, 2022, the number of shares of common stock available for grant under the 2021 Plan was 1,197,500 shares.

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

C. Fair Value Assumptions for 2015 Plan

The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the years ended December 31, 2022 and 2021:

	2022	2021
Risk-free interest rate	2.11% - 3.94%	0.77% - 1.27%
Expected term (years)	6.06	6.06 - 6.07
Expected volatility	88.5% - 97.44%	79.7% - 91.2%
Dividend yield	0%	0%

D. Stock-Based Award Activity

The following tables provide a summary for stock option and RSU activity for the year ended December 31, 2022:

Stock Options:

	Shares Underlying Option Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2021	6,218,841	$2.25	8.59	$354
Granted	2,812,000	1.48	6.06
Exercised	(2,344)	0.65		2
Expired/cancelled/forfeited	(1,095,313)	1.51
Outstanding at December 31, 2022	7,933,184	$2.08	8.40	$1,440
Options exercisable at December 31, 2022	3,330,099	$3.01	7.16	$676
Vested and expected to vest at December 31, 2022	7,933,184	$2.08	8.40	$1,440

RSUs:

	Shares Underlying Option Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	1,272,375	$1.20
Granted	949,000	1.49
Vested	(8,672)	3.35
Expired/cancelled/forfeited	(270,453)	1.30
Outstanding at December 31, 2022	1,942,250	$1.32

The weighted-average grant date fair values for the Company’s stock options granted during the years ended December 31, 2022 and 2021 were $1.13 per share and $0.88 per share, respectively. The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2022 was $4.7 million, which will be recognized over a weighted-average period of approximately 3.2 years.

The total compensation cost related to unvested RSUs not yet recognized as of December 31, 2022 was $1.9 million, which will be recognized over a weighted-average period of 1.7 years.

During the years ended December 31, 2022 and 2021, the Company did not grant any options to purchase shares of common stock to non-employees. The Company recorded a minimal amount of stock-based compensation expense for options issued to non-employees for the years ended December 31, 2022 and 2021, respectively.

E. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Research and development	$448	$1,286
General and administrative	1,593	1,974
Total stock-based compensation	$2,041	$3,260

13. Income Taxes

The components of loss before income taxes for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Domestic	$(29,326)	$(28,705)
Foreign	(8,824)	(14,309)
Total	$(38,150)	$(43,014)

The Company did not record a federal tax benefit or expense for the year ended December 31, 2022. The Company recorded no state provision for income taxes for the years ended December 31, 2022 and 2021 due to revenues below the minimum tax threshold. The components of the benefit for income taxes are as follows for the years ended December 31, 2022 and 2021 (in thousands):

December 31,
	2022	2021
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total Current	—	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	—	—
Total income tax expense (benefit)	$—	$—

A reconciliation of the expected income tax results computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Income tax benefit computed at federal statutory tax rate	$(8,011)	$(9,033)
Change in valuation allowance	4,286	(12,253)
Orphan drug & research credits generated	(1,677)	(1,966)
Orphan drug & research credit expense disallowance	—	—
Impact of foreign operations	(16)	(177)
Sec. 382 Limitation	—	25,249
Foreign deferred tax asset - true up	2,021	(3,833)
Imputed interest	1,006	1,253
Permanent differences	2,213	738
Other	178	22
Total	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based upon the Company’s lack of earnings history. During the years ended December 31, 2022 and 2021, the valuation allowance increased by $3.1 million and decreased by $10.9 million, respectively. During 2021, the valuation allowance decreased by $25.2 million due to Internal Revenue Code of 1986 Section 382 ("Section 382") limited net operating loss ("NOL") and credits being removed from financial statements; this decrease was offset by increases of approximately $13.2 million due to continuing operations and $1.1 million due to foreign translation adjustments, which are recorded in OCI.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax liabilities:
Prepaid assets	$—	$—
Other	329	574
Total deferred tax liabilities	329	574
Deferred tax assets:
Net operating loss carryforwards	38,969	36,298
Intangible assets	267	5,380
Amortization	1,165	1,212
Credit carryforwards	5,966	4,351
Section 174 research and development expenses	3,663	—
Accrued liabilities & other	1,203	1,107
Total deferred tax assets	51,233	48,348
Subtotal	50,904	47,774
Valuation allowance	(50,904)	(47,774)
Net deferred taxes	$—	$—

During 2021, the Company completed a Section 382 analysis to determine the amount of losses that are currently available for potential offset against future taxable income. Based on the analysis, it was determined that the utilization of the Company's NOLs and tax credit carryforwards generated in tax periods up to and including December 2019 are substantially limited and may result in the expiration of such carryforwards prior to utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders in the stock of a corporation by more than 50 percentage points in the aggregate over a three-year period. Since the Company's formation, it has raised capital through public or private issuance of common stock on several occasions which have ultimately resulted in multiple changes in ownership, as defined by Section 382. As a result of these ownership changes, $47.4 million of NOLs and $15.3 million of research and orphan drug credits have been fully restricted from use and were removed from the ending deferred tax assets and 2021 carryforwards mentioned above. As of December 31, 2022 and 2021, the Company still has $52.4 million and $50.6 million of federal Section 382 NOLs, respectively, which are included in the federal NOL carryforwards below, that are severely limited in future years.

As of December 31, 2022 and 2021, the Company had foreign NOL carryforwards of approximately $81.8 million and $71.8 million, respectively, which have an indefinite carryforward period. After taking the Section 382 limitations discussed into account, as of December 31, 2022 and 2021, the Company had NOLs for federal income tax purposes of approximately $98.6 million and $96.0 million, respectively. Federal NOL carryforwards of $5.2 million begin to expire in 2037, with $93.4 million not having an expiration date. As of December 31, 2022 and 2021, the Company had state NOL carryforwards of approximately $3.5 million, respectively. The state NOL carryforwards begin to expire in 2038.

As of December 31, 2022 and 2021, the Company also had available research and orphan drug tax credit carryforwards for federal income tax purposes of approximately $5.2 million and $3.6 million, respectively. If not utilized, these carryforwards expire at various dates beginning in 2039. As of December 31, 2022 and 2021, the Company had state research and development tax credit carryforwards of approximately $0.5 million and $0.6 million, respectively, which will begin to expire in 2034 if not utilized.

The Company applies the accounting guidance in ASC 740 Income Taxes related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits. During the years ended December 31, 2022 and 2021, the Company had no interest and penalties related to income taxes.

The Company files income tax returns in the U.S. federal, state, and foreign jurisdictions. As of December 31, 2022, the statute of limitations for assessment by the Internal Revenue Service (“IRS”) is open for the 2018 and subsequent tax years, although carryforward attributes that were generated for tax years prior to then may still be adjusted upon examination by the IRS if they either have been, or will be, used in a future period. The 2017 and subsequent tax years remain open and subject to examination by the state taxing authorities. The 2018 and subsequent tax years remain open and subject to examination by the foreign taxing authorities. There are currently no federal, state, or foreign income tax audits in progress.

14. Net Loss per Share

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

As of December 31, 2022 and 2021, potentially dilutive securities include:

	Year ended December 31,
	2022	2021
Awards under equity incentive plan	7,933,184	6,218,841
Non-vested restricted shares and restricted stock units	1,942,250	1,272,375
Warrants to purchase common stock	77,793	77,793
Total	9,953,227	7,569,009

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the years ended December 31, 2022 and 2021 (in thousands, except share and per share amounts):

	Year ended December 31,
	2022	2021
Net loss	$(38,150)	$(43,014)
Net loss attributable to common stockholders	$(38,150)	$(43,014)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	$(38,150)	$(43,014)
Weighted-average common shares outstanding, basic and diluted	152,771,817	133,919,145
Basic and diluted EPS	$(0.25)	$(0.32)

15. Subsequent Events

Langhorne, PA Lease Amendment

On February 28, 2023, the Company entered into its first amendment to the PA Lease ("Amended PA Lease") for an expansion of approximately 3,970 additional square feet for a total of approximately 6,435 square feet of office space in Langhorne, Pennsylvania. The Amended PA Lease commencement date is July 1, 2023 and extends the lease period through June 30, 2026. On the Amended PA Lease commencement date, the Company will reevaluate and record an adjusted operating lease liability and corresponding right-of-use asset.

Silicon Valley Bank Receivership

On March 10, 2023, the FDIC took control of Silicon Valley Bank and created the National Bank of Santa Clara to hold the deposits of Silicon Valley Bank after Silicon Valley Bank was unable to continue their operations. Silicon Valley Bank’s deposits are insured by the FDIC Limit, in amount up to $250 thousand for any depositor and any deposit in excess of this insured amount could be lost. The U.S. Department of the Treasury, Federal Reserve Board, and FDIC stated that all depositors of Silicon Valley Bank would have access to all of their money after one business day following the date of closure; we and other depositors with Silicon Valley Bank received such access on March 13, 2023. In order to mitigate risks associated with our banking deposits, the Company maintains a significant portion of its liquidity in U.S. Treasury money market funds and other short-term investments with custodial services provided by U.S. Bank, N.A., refer to Note 5. Short-term Investments and Note 8. Fair Value Measurements. The Company is also monitoring the impact to its Amended Loan Agreement and continues to monitor the circumstances surrounding Silicon Valley Bank. The Company does not anticipate a material impact on its financial condition or operations based upon the FDIC’s management of Silicon Valley Bank’s assets and operations; however, it continues to monitor the situation.

The Company has evaluated subsequent events through the date these financial statements were issued. The Company determined there were no further events that required disclosure or recognition in these financial statements.