Form 10-Q
period 2023-03-31
Savara Inc
filed 2023-05-15
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-32157

Savara Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1318182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6836 Bee Cave Road, Building I, Suite 205 Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

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

As of May 15, 2023, the registrant had 114,066,080 shares of common stock, $0.001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item I. Financial Information

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,984	$52,100
Short-term investments	80,793	73,776
Prepaid expenses and other current assets	2,849	3,078
Total current assets	117,626	128,954
Property and equipment, net	47	51
In-process R&D	10,818	10,656
Other non-current assets	868	116
Total assets	$129,359	$139,777
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,573	$1,334
Accrued expenses and other current liabilities	3,349	4,533
Total current liabilities	4,922	5,867
Long-term liabilities:
Long-term debt	26,145	26,078
Other long-term liabilities	37	54
Total liabilities	31,104	31,999
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized as of March 31, 2023 and December 31, 2022; 114,064,736 and 114,046,345 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	116	116
Additional paid-in capital	447,828	446,938
Accumulated other comprehensive loss	(461)	(605)
Accumulated deficit	(349,228)	(338,671)
Total stockholders' equity	98,255	107,778
Total liabilities and stockholders’ equity	$129,359	$139,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2023	2022
Operating expenses:
Research and development	$8,738	$5,684
General and administrative	3,366	2,354
Depreciation and amortization	8	8
Total operating expenses	12,112	8,046
Loss from operations	(12,112)	(8,046)
Other income (expense)
Interest income (expense)	765	(570)
Foreign currency exchange gain (loss)	29	(13)
Tax credit income	761	329
Total other income (expense), net	1,555	(254)
Net loss	$(10,557)	$(8,300)
Net loss per share:
Basic and diluted	$(0.07)	$(0.05)
Weighted-average common shares outstanding:
Basic and diluted	152,781,580	152,769,224
Other comprehensive income (loss):
Gain (loss) on foreign currency translation	130	(208)
Unrealized gain (loss) on short-term investments	14	(88)
Total comprehensive loss	$(10,413)	$(8,596)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended March 31, 2023 and 2022

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2022	114,046,345	$116	$446,938	$(338,671)	$(605)	$107,778
Issuance of common stock upon exercise of stock options	17,129	—	27	—	—	27
Issuance of common stock for settlement of RSUs	1,813	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(551)	—	(1)	—	—	(1)
Stock-based compensation	—	—	864	—	—	864
Foreign exchange translation adjustment	—	—	—	—	130	130
Unrealized gain on short-term investments	—	—	—	—	14	14
Net loss	—	—	—	(10,557)	—	(10,557)
Balance on March 31, 2023	114,064,736	$116	$447,828	$(349,228)	$(461)	$98,255

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2021	114,036,892	$116	$444,898	$(300,521)	$5	$144,498
Issuance of common stock for settlement of RSUs	3,688	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(720)	—	(1)	—	—	(1)
Stock-based compensation	—	—	574	—	—	574
Foreign exchange translation adjustment	—	—	—	—	(208)	(208)
Unrealized loss on short-term investments	—	—	—	—	(88)	(88)
Net loss	—	—	—	(8,300)	—	(8,300)
Balance on March 31, 2022	114,039,860	$116	$445,471	$(308,821)	$(291)	$136,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,557)	$(8,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	8
Amortization of right-of-use assets	15	33
Foreign currency (gain) loss	(29)	13
Amortization of debt issuance costs	68	153
(Accretion) amortization on premium to short-term investments	(924)	267
Stock-based compensation	864	574
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	261	1,638
Non-current assets	(756)	(332)
Accounts payable and accrued expenses and other current liabilities	(976)	(2,479)
Net cash used in operating activities	(12,026)	(8,425)
Cash flows from investing activities:
Purchase of property and equipment	(4)	—
Purchase of available-for-sale securities, net	(30,091)	(16,004)
Maturity of available-for-sale securities	24,000	58,393
Sale of available-for-sale securities, net	—	11,276
Net cash provided by (used in) investing activities	(6,095)	53,665
Cash flows from financing activities:
Proceeds from exercise of stock options	27	—
Repurchase of shares for minimum tax withholdings	(1)	(1)
Net cash provided by (used in) financing activities	26	(1)
Effect of exchange rate changes on cash and cash equivalents	(21)	(24)
Increase (decrease) in cash and cash equivalents	(18,116)	45,215
Cash and cash equivalents beginning of period	52,100	34,012
Cash and cash equivalents end of period	$33,984	$79,227

Supplemental disclosure of cash flow information:
Cash paid for interest	$464	$484

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. The Company’s lead program, molgramostim nebulizer solution (“molgramostim”), a novel inhaled biologic, is a granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). The Company and its wholly-owned subsidiaries operate in one segment with its principal office in Austin, Texas, though a significant portion of employees work remotely.

Since inception, Savara has devoted its efforts and resources to identifying and developing its product candidates, recruiting personnel, and raising capital. Savara has incurred operating losses and negative cash flow from operations and has no product revenue from inception to date. The Company has not yet commenced commercial operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments that are necessary to fairly present the statements of financial position, operations and cash flows for the periods presented. The results of operations for interim periods shown in this report are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted from these condensed consolidated financial statements, as permitted by rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The Company believes the disclosures made in these condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these condensed consolidated financial statements be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s significant accounting policies are described in this Note 2 to the audited consolidated financial statements. There have been no changes to the Company's significant accounting policies since the date of those financial statements.

Principles of Consolidation

The interim condensed consolidated financial statements of the Company are stated in U.S. dollars and are prepared under U.S. GAAP. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements of the Company’s wholly-owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated other comprehensive loss in the condensed consolidated balance sheet. All intercompany transactions and accounts have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2022 has been derived from the Company's audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

Liquidity

As of March 31, 2023, the Company had an accumulated deficit of approximately $349.2 million. The Company used cash in operating activities of approximately $12.0 million during the three months ended March 31, 2023. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

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

The Company’s cash and cash equivalents of $34.0 million and short-term investments of $80.8 million as of March 31, 2023 are sufficient to fund the Company’s operations for the twelve months subsequent to the issuance date of these condensed consolidated financial statements. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company will need to reevaluate its long-term operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company currently maintains depository accounts and has a debt facility with Silicon Valley Bank, as acquired by First Citizens BancShares, Inc. (Nasdaq: FCNCA). On March 10, 2023, the Federal Deposit Insurance Corporation ("FDIC") took control of Silicon Valley Bank and created the National Bank of Santa Clara to hold the deposits of Silicon Valley Bank after Silicon Valley Bank was unable to continue its operations.

On March 27, 2023, First Citizens BancShares, Inc. announced that it had entered into an agreement with the FDIC to purchase all of the assets and liabilities of Silicon Valley Bank and all bank deposits.

In order to mitigate risks associated with our banking deposits, the Company maintains a significant portion of its liquidity in U.S. Treasury money market funds and other short-term investments with custodial services provided by U.S. Bank, N.A., refer to Note 5. Short-term Investments and Note 7. Fair Value Measurements. The Company continues to monitor the circumstances surrounding First Citizens BancShares, Inc. and its acquisition of Silicon Valley Bank and has not experienced nor anticipates any material impacts on its financial condition or operations.

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

Concentration of Credit Risk

We are subject to credit risk from our portfolio of cash equivalents and marketable securities. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is the preservation of principal, maintenance of liquidity that is sufficient to meet cash flow requirements while at the same time maximizing total return on investments without significantly increasing risk. We maintain our cash and cash equivalents and marketable securities with a limited number of financial institutions. Deposits held with the financial institutions may from time to time exceed the amount of insurance provided on such deposits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents, and marketable securities to the extent recorded on the consolidated balance sheets. In order to mitigate such risks associated with our banking deposits, the Company maintains a significant portion of its liquidity in U.S. Treasury money market funds and other short-term investments.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, or the SEC that are believed by the Company's management to have a material effect, if any, on the Company’s condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid contracted research and development costs	$1,434	$1,822
R&D tax credit receivable	804	792
VAT receivable	236	162
Prepaid insurance	137	231
Deposits and other	238	71
Total prepaid expenses and other current assets	$2,849	$3,078

Prepaid Contracted Research and Development Costs

As of March 31, 2023, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for molgramostim for the treatment of aPAP. This includes prepaid amounts paid under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of March 31, 2023. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2022, the Company generated a Danish tax credit of $0.8 million which is included in Prepaid expenses and other current assets and is expected to be received in the fourth quarter of 2023. During the three months ended March 31, 2023, the Company generated a Danish tax credit of $0.8 million which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2024.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	March 31, 2023	December 31, 2022
Accrued contracted research and development costs	$1,669	$1,322
Accrued general and administrative costs	1,012	782
Accrued compensation	603	2,365
Lease liability	65	64
Total accrued expenses and other current liabilities	$3,349	$4,533

Accrued Contracted Research and Development Costs

As of March 31, 2023, Accrued contracted research and development costs are primarily comprised of costs associated with molgramostim for the treatment of aPAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

Accrued Compensation

As of March 31, 2023, Accrued compensation includes amounts to be paid to employees for salary, vacation and non-equity performance-based compensation. At the end of any period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$80,790	$12	$(9)	$80,793
Total short-term investments	$80,790	$12	$(9)	$80,793

As of December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$73,784	$8	$(16)	$73,776
Total short-term investments	$73,784	$8	$(16)	$73,776

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of Accumulated other comprehensive loss in the condensed consolidated balance sheet. Classification as short-term or long-term is based upon whether the initial maturity of the debt securities is less than or greater than twelve months.

There were no significant realized gains or losses related to investments for the three months ended March 31, 2023 and 2022.

6. Long-term Debt

On April 28, 2017, the Company and its subsidiary, Aravas Inc. (“Aravas”), entered into a loan and security agreement with Silicon Valley Bank, as amended by the First Amendment on October 31, 2017, the Second Amendment on December 4, 2018, the Third Amendment on January 31, 2020, and the Fourth Amendment on March 30, 2021 (the “Loan Agreement”), pursuant to which Silicon Valley Bank provided a term loan to us in the principal amount of $25.0 million.

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

On March 10, 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank and on March 27, 2023, First Citizens BancShares, Inc. announced that it had entered into an agreement with the FDIC to purchase all of the assets and liabilities of Silicon Valley Bank. As such, the Company is monitoring the impact on the Amended Loan Agreement and does not expect any material impacts to its facility or operations.

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,	March 31, 2023	December 31, 2022
2023	—	—
2024	—	—
2025	—	—
2026	17,667	17,667
2027	9,562	9,562
Total future minimum payments	27,229	27,229
Unamortized end of term charge	(594)	(630)
Debt issuance costs	(450)	(478)
Debt discount related to warrants	(40)	(43)
Total debt	26,145	26,078
Current portion of long-term debt	—	—
Long-term debt	$26,145	$26,078

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

During the three months ended March 31, 2023 and 2022, the Company experienced an increase of approximately $0.2 million and a decrease of approximately $0.2 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company determined that certain investments in debt securities classified as available-for-sale securities were Level 1 financial instruments.

From time to time, the Company also invests in corporate debt securities, commercial paper, and asset-backed securities which are considered Level 2 financial instruments because the Company has access to quoted prices but does not have visibility to the volume and frequency of trading for all of these investments. For the Company’s investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

The fair value of these instruments as of March 31, 2023 and December 31, 2022 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2023
Cash equivalents:
U.S. Treasury money market funds	$33,487	$—	$—	$33,487
Short-term investments:
U.S. government securities	80,793	—	—	80,793

As of December 31, 2022
Cash equivalents:
U.S. Treasury money market funds	$48,804	$—	$—	$48,804
Short-term investments:
U.S. government securities	73,776	—	—	73,776

8. Stockholders’ Equity

Evercore Common Stock Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore Group L.L.C. (“Evercore”), as sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $60.0 million. The Sales Agreement was effective on July 16, 2021, the date the Company’s shelf registration agreement on Form S-3, as filed with the SEC on July 6, 2021 (the “New Registration Statement”), was declared effective by the SEC. The Shares will be offered and sold pursuant to the New Registration Statement. Subject to the terms and conditions of the Sales Agreement, Evercore will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the three months ended March 31, 2023 and 2022, the Company did not sell any shares of common stock under the Sales Agreement.

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	March 31, 2023	December 31, 2022
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
2021 Pre-funded Warrants	32,175,172	32,175,172
Stock options outstanding	8,439,119	7,933,184
Issued and nonvested RSUs	2,140,437	1,942,250
Total shares reserved	49,388,058	48,683,936

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of March 31, 2023:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
October 2024	775,000	$0.01
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	37,955,709	$0.001
	38,808,502

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$54	$(49)	$5
Change	$(648)	$38	$(610)
Balance, December 31, 2022	$(594)	$(11)	$(605)
Change	$130	$14	$144
Balance, March 31, 2023	$(464)	$3	$(461)

9. Commitments

Manufacturing and Other

The Company is subject to various royalties and manufacturing and development payments related to its product candidate, molgramostim. Under a manufacture and supply agreement with the active pharmaceutical ingredients (“API”) manufacturer for molgramostim, the Company must make certain payments to the API manufacturer upon achievement of the milestones outlined in the table set forth below. Similarly, the Company is subject to additional milestone payments as denoted in the table below for the achievement of certain manufacturing protocols of molgramostim pursuant to an agreement with a second source product manufacturer. Furthermore, upon first receipt of marketing approval by the Company from a regulatory authority in a country for a product containing the API for therapeutic use in humans and ending the earlier of (i) ten (10) years thereafter or (ii) the date a biosimilar of such product is first sold in such country, the Company shall pay the API manufacturer a royalty equal to low-single digits of the net sales in that country.

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the manufacturer of the nebulizer used to administer molgramostim. In addition to these milestones, the Company will owe a royalty of three-and one-half percent (3.5%) to the manufacturer of the nebulizer based on net sales.

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

March 31, 2023
Molgramostim manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of molgramostim	$2,300
Molgramostim second source manufacturer:
Achievement of certain milestones related to various manufacturing protocols of molgramostim	$183
Molgramostim nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer molgramostim	544
Total manufacturing and other commitments	$3,027

The milestone commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of March 31, 2023.

Contract Research

As part of its development of molgramostim for the treatment of aPAP, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA-2 trial. Under that work order and subsequent change orders, the Company will pay Parexel service fees, pass-through expenses, and investigator fees estimated to be approximately $33.6 million over the course of the IMPALA-2 clinical trial.

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

Amended and Restated 2015 Omnibus Incentive Option Plan

The Company operates the Amended and Restated 2015 Omnibus Incentive Plan, as amended and restated with approval by the Company's stockholders in June 2018 and amended with approval by our stockholders in May 2020 and June 2022 (the “2015 Plan”). The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units (“RSUs”), performance units, shares, and other stock-based awards. Share-based awards are subject to terms and conditions established by the board of directors or the compensation committee of the board of directors. As of March 31, 2023, the number of shares of common stock available for grant under the 2015 Plan was 1,931,597 shares.

Under both the 2008 Plan and 2015 Plan, stock options typically vest quarterly over four years and expire ten years from the grant date and RSUs typically vest quarterly over four years or cliff vest after two years.

2021 Inducement Equity Incentive Plan

The Company adopted the 2021 Inducement Equity Incentive Plan in May 2021 and amended it in September 2021, September 2022, December 2022, and March 2023 (as amended, the “Inducement Plan”). The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, or performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of March 31, 2023, the number of shares of common stock available for grant under the Inducement Plan was 435,000 shares.

Under the Inducement Plan, stock options typically vest quarterly over four years and expire ten years from the grant date and RSUs typically cliff vest after two years.

Stock-Based Awards Activity

The following table provides a summary of stock-based awards activity for the three months ended March 31, 2023:

Stock Options:

Outstanding at December 31, 2022	7,933,184
Granted	575,000
Exercised	(17,129)
Expired/cancelled/forfeited	(51,936)
Outstanding at March 31, 2023	8,439,119

The total compensation cost related to non-vested stock options not yet recognized as of March 31, 2023, was $5.2 million, which will be recognized over a weighted-average period of approximately 3.2 years.

RSUs:

Outstanding at December 31, 2022	1,942,250
Granted	200,000
Vested	(1,262)
Forfeited	(551)
Outstanding at March 31, 2023	2,140,437

The total compensation cost related to unvested RSUs not yet recognized as of March 31, 2023, was $2.0 million, which will be recognized over a weighted-average period of approximately 1.5 years.

Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Research and development	$255	$176
General and administrative	609	398
Total stock-based compensation	$864	$574

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three months ended March 31,
	2023	2022
Awards under equity incentive plan	8,439,119	6,199,059
Non-vested restricted shares and restricted stock units	2,140,437	1,268,687
Warrants to purchase common stock	77,793	77,793
Total	10,657,349	7,545,539

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Three months ended March 31,
	2023	2022
Net loss	$(10,557)	$(8,300)
Net loss attributable to common stockholders	(10,557)	(8,300)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(10,557)	(8,300)
Weighted-average common shares outstanding, basic and diluted	152,781,580	152,769,224
Basic and diluted EPS	$(0.07)	$(0.05)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions, and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those identified below, the ability to project future cash utilization and reserves needed for contingent future liabilities and business operations, the risks associated with the process of conducting clinical trials and developing, obtaining regulatory approval for and commercializing drug candidates that are safe and effective for use as human therapeutics, the timing and ability to raise additional capital as needed to fund continued operations, natural disasters, pandemics, geopolitical events, and those discussed in the section entitled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on March 30, 2023, all of which are difficult to predict.

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

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our lead program, molgramostim, is an inhaled granulocyte-macrophage colony-stimulating factor in Phase 3 development for aPAP. Savara, together with its wholly-owned subsidiaries, which include Aravas and Savara ApS, operate in one segment with its principal office in Austin, Texas as of March 31, 2023, though a majority of our employees work remotely.

Since inception, we have devoted our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to March 31, 2023, we have raised net cash proceeds of approximately $392.9 million, primarily from public offerings of our common stock, private placements of convertible preferred stock, and debt financings.

We have never been profitable and have incurred operating losses every year since inception. Our net losses for the three months ended March 31, 2023 and 2022 were $10.6 million and $8.3 million, respectively, and the net loss for the year ended December 31, 2022 was $38.2 million. As of March 31, 2023, we had an accumulated deficit of approximately $349.2 million. Our operating losses primarily resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

As of March 31, 2023, we had cash and cash equivalents of $34.0 million and short-term investments of $80.8 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

COVID-19 Update

The World Health Organization (WHO) announced on May 5, 2023 that COVID-19 is no longer a public health emergency of international concern. However, the WHO expects that the COVID-19 virus will continue to transmit and experience variants. While we are working to complete the IMPALA-2 trial as quickly and as safely as possible, we are closely monitoring the impact of COVID-19 and emerging variants on our trial, including enrollment and timelines.

Recent Events

International Conflict

In February 2022, Russia commenced a military invasion of Ukraine. The ongoing conflict and political and physical conditions in Ukraine and Russia, as well as in neighboring countries, may disrupt our supply chain and increase our costs, which may adversely affect our ability to conduct our ongoing clinical trial and impact patients’ ability to partake in our clinical trial. While we do not believe this conflict will have a material impact on our current operations, given the rapidly evolving situation and the potential to expand beyond Ukraine and Russia, the full impact of the conflict remains uncertain.

Bank Failures and Global Monetary Impacts

During 2023, the financial services industry experienced several failures of banking institutions requiring the FDIC and other U.S. government agencies to take actions to protect customer deposits and the respective liquidity of the distressed banks. Certain distressed banks have since been acquired by other banking institutions. However, there have been reports of instability at other banks across the globe. Despite the steps taken to date by U.S. government agencies to protect depositors, the follow-on effects of the events surrounding the bank failures and pressure on other banks are unknown, could include failures of other financial institutions which could create more exposure, and may lead to significant disruptions to the global monetary and banking system. The extent of such impacts is uncertain, and there may be additional risks that we have not yet identified. We are taking steps to identify any potential impact and minimize any disruptions to our operations. However, we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from the foregoing events or other impacts on financial institutions and global monetary and banking system.

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

Critical Accounting Policies and Estimates

There have not been any material changes during the three months ended March 31, 2023, to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022, for further description of our critical accounting policies.

Results of Operations – Comparison of Three Months Ended March 31, 2023 and 2022

	For the Three Months Ended March 31,		Dollar
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$8,738	$5,684	$3,054
General and administrative	3,366	2,354	1,012
Depreciation and amortization	8	8	-
Total operating expenses	12,112	8,046	4,066
Loss from operations	(12,112)	(8,046)	(4,066)
Other income (expense), net	1,555	(254)	1,809
Net loss	$(10,557)	$(8,300)	$(2,257)

Research and Development

Research and development expenses increased by $3.1 million, or 53.7%, to $8.7 million for the three months ended March 31, 2023 from $5.7 million for the three months ended March 31, 2022. This increase is primarily due to performance of tasks related to our molgramostim program which includes approximately $2.0 million of costs related to our chemistry, manufacturing, and controls activities, $0.5 million of costs related to our IMPALA-2 trial, including CRO-related activities, and $0.6 million due to an increase in personnel and related costs.

General and Administrative

General and administrative expenses increased by $1.0 million, or 43.0%, to $3.4 million for the three months ended March 31, 2023 from $2.4 million for the three months ended March 31, 2022. The increase is primarily attributable to the strategic addition of personnel and related costs for key positions to facilitate the management of our business and operations.

Other Income (Expense), Net

Other income (expense), net increased by $1.8 million to $1.6 million for the three months ended March 31, 2023 from $0.3 million expense for the three months ended March 31, 2022. The change is primarily related to a $1.3 million increase in Interest income (expense) during the three months ended March 31, 2023, as a result of an increase in interest rates of our cash, cash equivalents, and short-term investments combined with the lower interest rate associated with the Amended Loan Agreement and an increase in Tax credit income of approximately $0.4 million.

Liquidity and Capital Resources

As of March 31, 2023, we had $34.0 million of cash and cash equivalents, $80.8 million in short-term investments, and an accumulated deficit of approximately $349.2 million. As discussed in Note 6. Long-term Debt in the notes to the condensed consolidated financial statements included in this Quarterly Report, we entered into a Loan Agreement with Silicon Valley Bank during the year ended December 31, 2017. During April 2022, we entered into an Amended Loan Agreement with Silicon Valley Bank (the “Amended Loan Agreement”) that provided for a $26.5 million term loan facility, the proceeds of which were used to refinance all outstanding obligations under the Loan Agreement.

We have used and intend to use our liquidity and capital for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for our product candidate and general and administrative expenses. As we continue to progress on the IMPALA-2 trial, we will continue to monitor our liquidity and capital requirements.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(12,026)	$(8,425)
Cash provided by (used in) investing activities	(6,095)	53,665
Cash provided by (used in) financing activities	26	(1)
Effect of exchange rate changes on cash and cash equivalents	(21)	(24)
Net change in cash and cash equivalents	$(18,116)	$45,215

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2023 was $12.0 million, consisting of a net loss of $10.6 million and net $1.5 million in changes due to operating assets and liabilities. This was partially offset by approximately two thousand dollars of net noncash charges (comprised of depreciation and amortization including right-of-use assets, amortization on premium to short-term investments, amortization of debt issuance costs, foreign currency and stock-based compensation).

Cash flows from investing activities

Cash used in investing activities of $6.1 million for the three months ended March 31, 2023 was primarily associated with cash used for purchases of short-term investments partially offset by proceeds from the maturities of short-term investments.

Cash flows from financing activities

Cash provided by financing activities was minimal for the three months ended March 31, 2023.

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

As of March 31, 2023, we had cash, cash equivalents, and short-term investments of approximately $114.8 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 9. Commitments – Manufacturing and Other, of the condensed consolidated financial statements in this Quarterly Report, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Although we believe we are well capitalized based on our current operations, until we can generate a sufficient amount of product revenue to finance our cash requirements, we may finance our future cash needs primarily through the issuance of additional equity securities and potentially through borrowings, grants, and strategic alliances with partner companies. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or commercialization efforts or grant rights to develop and market our product candidate to third parties that we would otherwise prefer to develop and market ourselves.

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

We also have interest rate exposure related to our long-term debt. The Amended Loan Agreement bore interest equal to the greater of (i) 3% and (ii) the prime rate reported in The Wall Street Journal, minus a spread of 0.5%, which was 7.5% on March 31, 2023. Changes in the prime rate would have impacted our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on March 31, 2023, were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

We have ongoing operations in Europe and pay those vendors in local currency, including Euros or Danish Krone. At times, we seek to limit the impact of foreign currency fluctuations through the use of derivative instruments and short-term foreign currency forward exchange contracts not designated as hedging instruments. We did not recognize any significant exchange rate losses during the three months ended March 31, 2023 and 2022. A 10% change in the Euro-to-dollar or Krone-to-dollar exchange rate on March 31, 2023, would not have had a material effect on our results of operations or financial condition.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

The Company currently maintains depository accounts and has a debt facility with Silicon Valley Bank, as acquired by First Citizens BancShares, Inc. On March 10, 2023, the FDIC took control of Silicon Valley Bank and created the National Bank of Santa Clara to hold the deposits of Silicon Valley Bank after Silicon Valley Bank was unable to continue its operations.

On March 27, 2023, First Citizens BancShares, Inc. (Nasdaq: FCNCA) announced that it had entered into an agreement with the FDIC to purchase all of the assets and liabilities of Silicon Valley Bank and all bank deposits.

In order to mitigate risks associated with our banking deposits, the Company maintains a significant portion of its liquidity in U.S. Treasury money market funds and other short-term investments with custodial services provided by U.S. Bank, N.A. The Company continues to monitor the circumstances surrounding First Citizens BancShares, Inc. and its acquisition of Silicon Valley Bank and has not experienced nor anticipates any material impacts on its financial condition or operations.

Despite the aforementioned banking failure, we do not believe that we are currently exposed to material changes in the risks related to our cash, cash equivalents, and short-term investment securities, interest rates of our long-term debt, or foreign currency exchange rates. We are cautiously and actively monitoring potential risks associated with these instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2023 based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022, and the risk factors and other cautionary statements contained in our other filings with the SEC, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2022, or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number	Description

3.1

Composite Amended and Restated Certificate of Incorporation, as amended, of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed on July 6, 2021).

3.2	Amended and Restated Bylaws of Savara, Inc, dated March 28, 2023 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2023).
10.1	Lease Agreement, dated July 7, 2021, between Savara Inc. and 1717 OSSRE, LLC.
10.2	First Amendment to Lease Agreement, dated February 28, 2023, between Savara Inc. and 1717 OSSRE, LLC.
10.3

Executive Employment Agreement, dated February 13, 2023, between Savara Inc. and Robert Lutz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2023).

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

Savara Inc.

Date: May 15, 2023	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ David Lowrance
David Lowrance
Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)