Form 10-Q
period 2023-06-30
Savara Inc
filed 2023-08-10
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-32157

Savara Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1318182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1717 Langhorne Newtown Road, Suite 300 Langhorne, Pennsylvania	19047
(Address of principal executive offices)	(Zip Code)

(512) 614-1848

(Registrant’s telephone number, including area code)

6836 Bee Cave Road, Building I, Suite 205

Austin, TX 78746

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

As of August 10, 2023, the registrant had 135,173,441 shares of common stock, $0.001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item I. Financial Information

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,745	$52,100
Short-term investments	82,434	73,776
Prepaid expenses and other current assets	2,721	3,078
Total current assets	107,900	128,954
Property and equipment, net	264	51
In-process R&D	10,781	10,656
Other non-current assets	888	116
Total assets	$119,833	$139,777
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,502	$1,334
Accrued expenses and other current liabilities	3,383	4,533
Total current liabilities	5,885	5,867
Long-term liabilities:
Long-term debt	26,213	26,078
Other long-term liabilities	20	54
Total liabilities	32,118	31,999
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized as of June 30, 2023 and December 31, 2022; 114,150,455 and 114,046,345 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	116	116
Additional paid-in capital	448,889	446,938
Accumulated other comprehensive loss	(619)	(605)
Accumulated deficit	(360,671)	(338,671)
Total stockholders' equity	87,715	107,778
Total liabilities and stockholders’ equity	$119,833	$139,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$8,911	$6,418	$17,649	$12,102
General and administrative	3,302	2,957	6,668	5,311
Depreciation and amortization	8	8	16	16
Total operating expenses	12,221	9,383	24,333	17,429
Loss from operations	(12,221)	(9,383)	(24,333)	(17,429)
Other income (expense)
Interest income (expense)	709	(284)	1,474	(854)
Foreign currency exchange gain	33	42	62	29
Tax credit income	36	461	797	790
Total other income (expense), net	778	219	2,333	(35)
Net loss	$(11,443)	$(9,164)	$(22,000)	$(17,464)
Net loss per share:
Basic and diluted	$(0.07)	$(0.06)	$(0.14)	$(0.11)
Weighted-average common shares outstanding:
Basic and diluted	152,796,617	152,771,103	152,778,031	152,770,434
Other comprehensive income (loss):
Gain (loss) on foreign currency translation	(98)	(745)	32	(953)
Unrealized gain (loss) on short-term investments	(60)	20	(46)	(68)
Total comprehensive loss	$(11,601)	$(9,889)	$(22,014)	$(18,485)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended June 30, 2023 and 2022

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2022	114,046,345	$116	$446,938	$(338,671)	$(605)	$107,778
Issuance of common stock upon exercise of stock options	17,129	—	27	—	—	27
Issuance of common stock for settlement of RSUs	1,813	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(551)	—	(1)	—	—	(1)
Stock-based compensation	—	—	864	—	—	864
Foreign exchange translation adjustment	—	—	—	—	130	130
Unrealized gain on short-term investments	—	—	—	—	14	14
Net loss	—	—	—	(10,557)	—	(10,557)
Balance on March 31, 2023	114,064,736	$116	$447,828	$(349,228)	$(461)	$98,255
Issuance of common stock upon exercise of stock options	84,375	—	103	—	—	103
Issuance of common stock for settlement of RSUs	1,812	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(468)	—	—	—	—	—
Stock-based compensation	—	—	958	—	—	958
Foreign exchange translation adjustment	—	—	—	—	(98)	(98)
Unrealized loss on short-term investments	—	—	—	—	(60)	(60)
Net loss	—	—	—	(11,443)	—	(11,443)
Balance on June 30, 2023	114,150,455	$116	$448,889	$(360,671)	$(619)	$87,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

Periods Ended June 30, 2023 and 2022

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

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,000)	$(17,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	16
Amortization of right-of-use assets	31	66
Foreign currency gain	(62)	(29)
Amortization of debt issuance costs	135	198
(Accretion) amortization on premium to short-term investments	(1,837)	371
Stock-based compensation	1,822	1,030
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	377	1,337
Non-current assets	(792)	(803)
Accounts payable and accrued expenses and other current liabilities	12	(2,463)
Net cash used in operating activities	(22,298)	(17,741)
Cash flows from investing activities:
Purchase of property and equipment	(229)	(5)
Purchase of available-for-sale securities, net	(60,872)	(16,004)
Maturity of available-for-sale securities	54,000	83,593
Sale of available-for-sale securities, net	—	11,276
Net cash provided by (used in) investing activities	(7,101)	78,860
Cash flows from financing activities:
Repayment of long-term debt (1)	—	(26,350)
Proceeds from long-term debt, net (1)	—	26,438
Proceeds from exercise of stock options	131	—
Repurchase of shares for minimum tax withholdings	(1)	(1)
Net cash provided by financing activities	130	87
Effect of exchange rate changes on cash and cash equivalents	(86)	(65)
Increase (decrease) in cash and cash equivalents	(29,355)	61,141
Cash and cash equivalents beginning of period	52,100	34,012
Cash and cash equivalents end of period	$22,745	$95,153

Supplemental disclosure of cash flow information:
Cash paid for interest	$973	$857

(1)
As discussed in Note 6. Long-term Debt, the Amended Loan Agreement (as defined herein) executed on April 21, 2022 was accounted for as a modification. The Company used the proceeds from the Amended Loan Agreement to repay the outstanding amounts under the Loan Agreement from Silicon Valley Bank.

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

Liquidity

As of June 30, 2023, the Company had an accumulated deficit of approximately $360.7 million. The Company used cash in operating activities of approximately $22.3 million during the six months ended June 30, 2023. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

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

The Company’s cash and cash equivalents of $22.7 million and short-term investments of $82.4 million as of June 30, 2023 are sufficient to fund the Company’s operations for the twelve months subsequent to the issuance date of these condensed consolidated financial statements. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company will need to reevaluate its long-term operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company currently maintains depository accounts and has a debt facility with Silicon Valley Bank, as acquired by First Citizens BancShares, Inc. (Nasdaq: FCNCA) on March 27, 2023 through an agreement with the Federal Deposit Insurance Corporation ("FDIC") which included all of the assets and liabilities of Silicon Valley Bank including all bank deposits and allowing Silicon Valley Bank to continue its operations.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid contracted research and development costs	$1,340	$1,822
R&D tax credit receivable	801	792
Prepaid insurance	221	231
VAT receivable	200	162
Deposits and other	159	71
Total prepaid expenses and other current assets	$2,721	$3,078

Prepaid Contracted Research and Development Costs

As of June 30, 2023, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for molgramostim for the treatment of aPAP. This includes prepaid amounts paid under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of June 30, 2023. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2022, the Company generated a Danish tax credit of $0.8 million which is included in Prepaid expenses and other current assets and is expected to be received in the fourth quarter of 2023. During the six months ended June 30, 2023, the Company generated a Danish tax credit of $0.8 million which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2024.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$1,403	$2,365
Accrued contracted research and development costs	1,351	1,322
Accrued general and administrative costs	562	782
Lease liability	67	64
Total accrued expenses and other current liabilities	$3,383	$4,533

Accrued Contracted Research and Development Costs

As of June 30, 2023, Accrued contracted research and development costs are primarily comprised of costs associated with molgramostim for the treatment of aPAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

Accrued Compensation

As of June 30, 2023, Accrued compensation includes amounts to be paid to employees for salary, vacation and non-equity performance-based compensation. At the end of any period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$82,491	$2	$(59)	$82,434
Total short-term investments	$82,491	$2	$(59)	$82,434

As of December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$73,784	$8	$(16)	$73,776
Total short-term investments	$73,784	$8	$(16)	$73,776

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

There were no significant realized gains or losses related to investments for the six months ended June 30, 2023 and 2022.

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

Silicon Valley Bank was granted a perfected first priority lien in all of the Company's assets with a negative pledge on intellectual property. The Amended Loan Agreement contains customary affirmative and negative covenants, including among others, covenants that limit the Company's and its subsidiaries’ ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to certain exceptions. Additionally, the

Amended Loan Agreement contains an affirmative covenant providing that if the Company’s balance of cash and cash equivalents falls below $40.0 million, the Company is required to maintain cash and cash equivalents equal to at least (i) six months of operating expenses and (ii) 1.2 times the outstanding principal amount of the loan (or 1.75 in the final year of the loan if the Interest-Only Period is extended).

In accordance with FASB ASC Topic 470-50, Debt – Modifications and Extinguishments, the Company evaluated the Amended Loan Agreement to determine whether it should be accounted for as a modification or extinguishment. As a result of this analysis, the Amended Loan Agreement was accounted for as a modification. Accordingly, no gain or loss is recognized. Approximately $0.1 million of fees paid to the Lender were capitalized and will be amortized over the term of the Amended Loan Agreement. Expenses paid to third parties associated with the Amended Loan Agreement were immediately expensed and recorded in the Interest income (expense) line item in our consolidated statement of operations.

On March 10, 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank, and on March 27, 2023, First Citizens BancShares, Inc. announced that it had entered into an agreement with the FDIC to purchase all of the assets and liabilities of Silicon Valley Bank. As such, the Company is monitoring the impact on the Amended Loan Agreement and does not expect any material impacts to its facility or operations.

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,	June 30, 2023	December 31, 2022
2023	—	—
2024	—	—
2025	—	—
2026	17,667	17,667
2027	9,562	9,562
Total future minimum payments	27,229	27,229
Unamortized end of term charge	(556)	(630)
Debt issuance costs	(422)	(478)
Debt discount related to warrants	(38)	(43)
Total debt	26,213	26,078
Current portion of long-term debt	—	—
Long-term debt	$26,213	$26,078

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

During the six months ended June 30, 2023 and 2022, the Company experienced an increase of approximately $0.1 million and a decrease of approximately $0.9 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

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

The fair value of these instruments as of June 30, 2023 and December 31, 2022 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2023
Cash equivalents:
U.S. Treasury money market funds	$20,919	$—	$—	$20,919
Short-term investments:
U.S. government securities	82,434	—	—	82,434

As of December 31, 2022
Cash equivalents:
U.S. Treasury money market funds	$48,804	$—	$—	$48,804
Short-term investments:
U.S. government securities	73,776	—	—	73,776

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

During the six months ended June 30, 2023 and 2022, the Company did not sell any shares of common stock under the Sales Agreement.

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	June 30, 2023	December 31, 2022
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
2021 Pre-funded Warrants	32,175,172	32,175,172
Stock options outstanding	8,530,680	7,933,184
Issued and nonvested RSUs	2,388,625	1,942,250
Total shares reserved	49,727,807	48,683,936

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of June 30, 2023:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
October 2024	775,000	$0.01
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	37,955,709	$0.001
	38,808,502

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$54	$(49)	$5
Change	$(648)	$38	$(610)
Balance, December 31, 2022	$(594)	$(11)	$(605)
Change	$32	$(46)	$(14)
Balance, June 30, 2023	$(562)	$(57)	$(619)

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

Similarly, the Company may become subject to additional milestone payments for the achievement of certain manufacturing protocols of molgramostim pursuant to a services agreement with a second source product manufacturer. As of June 30, 2023, the Company is not currently obligated for any such milestone payments to this second source product manufacturer.

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the manufacturer of the nebulizer used to administer molgramostim. In addition to these milestones, the Company will owe a royalty of three-and one-half percent (3.5%) to the manufacturer of the nebulizer based on net sales.

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

June 30, 2023
Molgramostim manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of molgramostim	$2,300
Molgramostim nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer molgramostim	542
Total manufacturing and other commitments	$2,842

The milestone commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of June 30, 2023.

Contract Research

As part of its development of molgramostim for the treatment of aPAP, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA-2 trial. Under that work order and subsequent change orders, the Company will pay Parexel service fees, pass-through expenses, and investigator fees estimated to be approximately $33.4 million over the course of the IMPALA-2 clinical trial.

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

Amended and Restated 2015 Omnibus Incentive Option Plan

The Company operates the Amended and Restated 2015 Omnibus Incentive Plan, as amended and restated with approval by the Company's stockholders in June 2018 and amended with approval by our stockholders in May 2020, June 2022 and June 2023 (the “2015 Plan”). The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units (“RSUs”), performance units, shares, and other stock-based awards. Share-based awards are subject to terms and conditions established by the board of directors or the compensation committee of the board of directors. As of June 30, 2023, the number of shares of common stock available for grant under the 2015 Plan was 4,783,788 shares.

Under both the 2008 Plan and 2015 Plan, stock options typically vest quarterly over four years and expire ten years from the grant date and RSUs typically vest quarterly over four years or cliff vest after two years.

2021 Inducement Equity Incentive Plan

The Company adopted the 2021 Inducement Equity Incentive Plan in May 2021 and amended it in September 2021, September 2022, December 2022, March 2023 and June 2023 (as amended, the “Inducement Plan”). The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, or performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of June 30, 2023, the number of shares of common stock available for grant under the Inducement Plan was 615,000 shares.

Under the Inducement Plan, stock options typically vest quarterly over four years and expire ten years from the grant date and RSUs typically cliff vest after two years.

Stock-Based Awards Activity

The following table provides a summary of stock-based awards activity for the six months ended June 30, 2023:

Stock Options:

Outstanding at December 31, 2022	7,933,184
Granted	770,000
Exercised	(101,504)
Expired/cancelled/forfeited	(71,000)
Outstanding at June 30, 2023	8,530,680

The total compensation cost related to non-vested stock options not yet recognized as of June 30, 2023, was $4.9 million, which will be recognized over a weighted-average period of approximately 3.1 years.

RSUs:

Outstanding at December 31, 2022	1,942,250
Granted	450,000
Vested	(2,606)
Forfeited	(1,019)
Outstanding at June 30, 2023	2,388,625

The total compensation cost related to unvested RSUs not yet recognized as of June 30, 2023, was $1.8 million, which will be recognized over a weighted-average period of approximately 1.4 years.

Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$280	$71	$534	$247
General and administrative	678	385	1,288	783
Total stock-based compensation	$958	$456	$1,822	$1,030

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Six months ended June 30,
	2023	2022
Awards under equity incentive plan	8,530,680	6,064,278
Non-vested restricted shares and restricted stock units	2,388,625	1,141,875
Warrants to purchase common stock	77,793	77,793
Total	10,997,098	7,283,946

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(11,443)	$(9,164)	$(22,000)	$(17,464)
Net loss attributable to common stockholders	(11,443)	(9,164)	(22,000)	(17,464)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(11,443)	(9,164)	(22,000)	(17,464)
Weighted-average common shares outstanding, basic and diluted	152,796,617	152,771,103	152,778,031	152,770,434
Basic and diluted EPS	$(0.07)	$(0.06)	$(0.14)	$(0.11)

12. Subsequent Events

Registered Direct Offering of Common Stock

On July 17, 2023, the Company sold (i) an aggregate of 21,000,000 shares of the Company’s common stock (the “Common Stock”) for $3.00 per share which represented a 1% premium over the closing price on that date and (ii) pre-funded warrants to purchase an aggregate of 5,666,667 shares of Common Stock at an exercise price of $0.001 per share (the “2023 Pre-Funded Warrants”) for $2.999 per warrant (collectively, the “July 2023 Offering”) pursuant to a Registered Direct Offering. The Common Stock and 2023 Pre-Funded Warrants were offered by the Company pursuant to its existing shelf registration statement (File No. 333-257709) filed with the SEC on July 6, 2021 and declared effective on July 16, 2021.

The Company determined that the securities issued in the July 2023 Offering were free-standing and that the 2023 Pre-Funded Warrants meet the equity classification requirements pursuant to ASC 480, Distinguishing Liability from Equity, ASC 815, Derivatives and Hedging and Subtopic 815-40, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The shares encompassed in the 2023 Pre-Funded Warrants were sold at the same price as the underlying common stock, less $0.001 (which represents the exercise price of the warrants).

The July 2023 Offering resulted in net proceeds to the Company of approximately $74.7 million, after deducting final underwriting discounts, commissions, and other estimated offering expenses, as follows (in thousands):

Financial instruments	Proceeds
Common stock	$63,000
Pre-funded warrants	16,994
Total	79,994
Offering expenses	$(5,300)
Net proceeds	$74,694

The Company intends to use the net proceeds for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for molgramostim, investing in our commercialization infrastructure, commercial launch preparation activities in the United States and European Union and administrative expenses.

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued. The Company determined there were no additional events that required disclosure or recognition in these condensed consolidated financial statements other than the July 2023 Offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions, and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following: the ability to project future cash utilization and reserves needed for contingent future liabilities and business operations, the risks associated with the process of conducting clinical trials and developing, obtaining regulatory approval for and commercializing drug candidates that are safe and effective for use as human therapeutics, the timing and ability to raise additional capital as needed to fund continued operations, natural disasters, pandemics, geopolitical events, and those discussed in the section entitled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on March 30, 2023, all of which are difficult to predict.

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

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our lead program, molgramostim, is an inhaled biologic, specifically, inhaled granulocyte-macrophage colony-stimulating factor in Phase 3 development for aPAP. Savara, together with its wholly-owned subsidiaries, which include Aravas and Savara ApS, operate in one segment with its principal office in Austin, Texas as of June 30, 2023, though a majority of our employees work remotely.

Since inception, we have devoted our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to June 30, 2023, we have raised net cash proceeds of approximately $392.9 million, primarily from public offerings of our common stock, private placements of convertible preferred stock, and debt financings.

We have never been profitable and have incurred operating losses every year since inception. Our net losses for the three months ended June 30, 2023 and 2022 were $11.4 million and $9.2 million, respectively, and the net loss for the year ended December 31, 2022 was $38.2 million. As of June 30, 2023, we had an accumulated deficit of approximately $360.7 million. Our operating losses primarily resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We have chosen to operate by outsourcing our manufacturing and most of our clinical operations. We expect to incur significant additional expenses and continue to incur operating losses for at least the next several years as we continue the clinical development of, and seek regulatory approval for, our primary product candidate. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to the timing of clinical development programs and efforts to achieve regulatory approval

As of June 30, 2023, we had cash and cash equivalents of $22.7 million and short-term investments of $82.4 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

COVID-19 Update

The World Health Organization (WHO) announced on May 5, 2023 that COVID-19 is no longer a public health emergency of international concern. However, the WHO expects that the COVID-19 virus will continue to transmit and experience variants. While we are working to complete the IMPALA-2 trial as quickly and as safely as possible, we are closely monitoring the impact of COVID-19 and emerging variants on our trial, patients, and timelines.

Recent Events

July 2023 Public Offering

On July 17, 2023, we sold (i) an aggregate of 21,000,000 shares of the Company’s common stock (the “Common Stock”) for $3.00 per share which represented a 1% premium over the closing price on that date and (ii) pre-funded warrants to purchase an aggregate of 5,666,667 shares of Common Stock at an exercise price of $0.001 per share (the “2023 Pre-Funded Warrants”) for $2.999 per warrant (collectively, the “July 2023 Offering”) pursuant to a Registered Direct Offering. The Common Stock and 2023 Pre-Funded Warrants were offered by the Company pursuant to its existing shelf registration statement (File No. 333-257709) filed with the SEC on July 6, 2021 and declared effective on July 16, 2021. The July 2023 Offering resulted in net proceeds to the Company of approximately $74.7 million, after deducting final underwriting discounts, commissions, and other estimated offering expenses.

Bank Failures and Global Monetary Impacts

During 2023, the financial services industry experienced several failures of banking institutions requiring the FDIC and other U.S. government agencies to take actions to protect customer deposits and the respective liquidity of the distressed banks. Accordingly, certain distressed banks have since been acquired by other banking institutions. However, there have been reports of instability at other banks across the globe. Despite the steps taken to date by U.S. government agencies to protect depositors, the follow-on effects of the events surrounding the bank failures and pressure on other banks are unknown, could include failures of other financial institutions which could create more exposure, and may lead to significant disruptions to the global monetary and banking system. The extent of such impacts is uncertain, and there may be additional risks that we have not yet identified. We are taking steps to identify any potential impact and minimize any disruptions to our operations. However, we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from the foregoing events or other impacts on financial institutions and global monetary and banking system.

International Conflict

In February 2022, Russia commenced a military invasion of Ukraine. The ongoing conflict and political and physical conditions in Ukraine and Russia, as well as in neighboring countries, may disrupt our supply chain and increase our costs, which may adversely affect our ability to conduct our ongoing clinical trial and impact patients’ ability to partake in our clinical trial. While we do not believe this conflict will have a material impact on our current operations, given the continued evolving situation and the potential to expand beyond Ukraine and Russia, the full impact of the conflict remains uncertain.

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
•
contract manufacturing expenses, primarily for the production of clinical supplies; and
•
internal costs that are associated with activities performed by our research and development organization and generally benefit our molgramostim product candidate and program. Where appropriate consist primarily of:
o
personnel costs, which include salaries, benefits, and stock-based compensation expense;
o
facilities and other expenses, which include expenses for maintenance of facilities; and
o
regulatory expenses and technology license fees related to development activities.

We expect research and development expenses will remain significant in the future as we advance our molgramostim product candidate through clinical trials and pursue regulatory approvals, which will require a significant increased investment in regulatory support and contract manufacturing activities, including investing in the development of a second source manufacturer and clinical supplies.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in timely developing and achieving regulatory approval for our product candidate(s). The probability of success of our product candidate(s) may be affected by numerous factors, including clinical data, competition, intellectual property rights, manufacturing capability, and commercial viability. As a result, we are unable to accurately determine the duration and completion costs of our development projects or when and to what extent we will generate revenue from the commercialization and sale of molgramostim.

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

Critical Accounting Policies and Estimates

There have not been any material changes during the six months ended June 30, 2023, to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022, for further description of our critical accounting policies.

Results of Operations – Comparison of Three Months Ended June 30, 2023 and 2022

	For the Three Months Ended June 30,		Dollar
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$8,911	$6,418	$2,493
General and administrative	3,302	2,957	345
Depreciation and amortization	8	8	—
Total operating expenses	12,221	9,383	2,838
Loss from operations	(12,221)	(9,383)	(2,838)
Other income, net	778	219	559
Net loss	$(11,443)	$(9,164)	$(2,279)

Research and Development

Research and development expenses increased by $2.5 million, or 38.8%, to $8.9 million for the three months ended June 30, 2023 from $6.4 million for the three months ended June 30, 2022. This increase is primarily due to the performance of tasks related to our molgramostim program which includes approximately $0.6 million of costs related to our chemistry, manufacturing, and controls activities, $1.4 million of costs related to our IMPALA-2 trial, including CRO-related activities and $0.5 million due to an increase in personnel and related costs.

General and Administrative

General and administrative expenses increased by $0.3 million, or 11.7%, to $3.3 million for the three months ended June 30, 2023 from $3.0 million for the three months ended June 30, 2022. The increase is the continued result of strategic addition of personnel for key positions in the first quarter and related costs to facilitate the management of our business and operations.

Other Income, Net

Other income, net increased by $0.6 million to $0.8 million for the three months ended June 30, 2023 from $0.2 million for the three months ended June 30, 2022. The change is primarily related to an approximate $1.0 million increase in Interest income (expense) during the three months ended June 30, 2023, as a result of an increase in interest rates of our cash, cash equivalents, and short-term investments partially offset by a decrease in Tax credit income of $0.4 million. During 2023, the majority of the maximum tax credit amount was recognized during the first quarter of 2023 resulting in low tax credit income during the three months ended June 30, 2023.

Results of Operations – Comparison of Six Months Ended June 30, 2023 and 2022

	Six months ended June 30,		Dollar
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$17,649	$12,102	$5,547
General and administrative	6,668	5,311	1,357
Depreciation and amortization	16	16	—
Total operating expenses	24,333	17,429	6,904
Loss from operations	(24,333)	(17,429)	(6,904)
Other income (expense), net	2,333	(35)	2,368
Net loss	$(22,000)	$(17,464)	$(4,536)

Research and Development

Research and development expenses increased by $5.5 million, or 45.8%, to $17.6 million for the six months ended June 30, 2023 from $12.1 million for the six months ended June 30, 2022. This increase is primarily due to performance of tasks related to our molgramostim program which includes approximately $2.3 million of costs related to our chemistry, manufacturing, and controls activities, $2.3 million of costs related to our IMPALA-2 trial, including CRO-related activities, and $1.1 million due to an increase in personnel and related costs. This increase is partially offset by a $0.2 million decrease in departmental overhead spend.

General and Administrative

General and administrative expenses increased by $1.4 million, or 25.6%, to $6.7 million for the six months ended June 30, 2023 from $5.3 million for the six months ended June 30, 2022. The increase is primarily attributable to the accelerated strategic addition of personnel, including commercialization individuals, and related costs for other key positions to facilitate the management of our business and operations.

Other Income (Expense), Net

Other income (expense), net increased to $2.3 million income for the six months ended June 30, 2023 from minimal expense for the six months ended June 30, 2022. The change is primarily related to the increase in Interest income (expense) during the six months ended June 30, 2023 as a result of an increase in interest rates of our cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

As of June 30, 2023, we had $22.7 million of cash and cash equivalents, $82.4 million in short-term investments, and an accumulated deficit of approximately $360.7 million. As discussed in Note 6. Long-term Debt in the notes to the condensed consolidated financial statements included in this Quarterly Report, we entered into a Loan Agreement with Silicon Valley Bank during the year ended December 31, 2017. During April 2022, we entered into an Amended Loan Agreement with Silicon Valley Bank (the “Amended Loan Agreement”) that provided for a $26.5 million term loan facility, the proceeds of which were used to refinance all outstanding obligations under the Loan Agreement.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(22,298)	$(17,741)
Cash provided by (used in) investing activities	(7,101)	78,860
Cash provided by financing activities	130	87
Effect of exchange rate changes on cash and cash equivalents	(86)	(65)
Net change in cash and cash equivalents	$(29,355)	$61,141

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2023 was $22.3 million, consisting of a net loss of $22.0 million and net $0.4 million in changes due to operating assets and liabilities. This was partially offset by approximately $0.1 million of net noncash charges (comprised of depreciation and amortization including right-of-use assets, amortization on premium to short-term investments, amortization of debt issuance costs, foreign currency, and stock-based compensation).

Cash flows from investing activities

Cash used in investing activities of $7.1 million for the six months ended June 30, 2023 was primarily associated with cash used for purchases of short-term investments partially offset by proceeds from the maturities of short-term investments.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2023 was the result of proceeds from the exercise of stock options.

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

As of June 30, 2023, we had cash, cash equivalents, and short-term investments of approximately $105.2 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 9. Commitments – Manufacturing and Other, of the condensed consolidated financial statements in this Quarterly Report, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

On July 17, 2023, we sold (i) an aggregate of 21,000,000 shares of the Company’s Common Stock for $3.00 per share which represented a 1% premium over the closing price on that date and (ii) 2023 Pre-Funded Warrants to purchase an aggregate of 5,666,667 shares of Common Stock at an exercise price of $0.001 per share for $2.999 per warrant pursuant to a Registered Direct Offering. The Common Stock and 2023 Pre-Funded Warrants were offered by the Company pursuant to its existing shelf registration statement (File No. 333-257709) filed with the SEC on July 6, 2021 and declared effective on July 16, 2021. The July 2023 Offering resulted in net proceeds to the Company of approximately $74.7 million, after deducting final underwriting discounts, commissions, and other estimated offering expenses.

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

We also have interest rate exposure related to our long-term debt. The Amended Loan Agreement bears interest equal to the greater of (i) 3% and (ii) the prime rate reported in The Wall Street Journal, minus a spread of 0.5%, which was 7.75% on June 30, 2023. Changes in the prime rate would have impacted our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on June 30, 2023, were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

We have ongoing operations in Europe and pay those vendors in local currency, including Euros or Danish Krone. At times, we seek to limit the impact of foreign currency fluctuations through the use of derivative instruments and short-term foreign currency forward exchange contracts not designated as hedging instruments. We did not recognize any significant exchange rate losses during the six months ended June 30, 2023 and 2022. A 10% change in the Euro-to-dollar or Krone-to-dollar exchange rate on June 30, 2023, would not have had a material effect on our results of operations or financial condition.

Inflation generally affects us by increasing our cost of labor, supplies and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2023 based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022, and the risk factors and other cautionary statements contained in our other filings with the SEC, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2022, or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number	Description

3.1

Composite Amended and Restated Certificate of Incorporation, as amended, of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed on July 6, 2021).

3.2	Amended and Restated Bylaws of Savara, Inc, dated March 28, 2023 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2023).
4.1	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Savara Inc.

Date: August 10, 2023	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ David Lowrance
David Lowrance
Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)