Form 10-Q
period 2023-09-30
Savara Inc
filed 2023-11-09
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

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

As of November 9, 2023, the registrant had 135,341,024 shares of common stock, $0.001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item I. Financial Information

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,690	$52,100
Short-term investments	140,561	73,776
Prepaid expenses and other current assets	1,845	3,078
Total current assets	170,096	128,954
Property and equipment, net	277	51
In-process R&D	10,497	10,656
Other non-current assets	1,202	116
Total assets	$182,072	$139,777
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,219	$1,334
Accrued expenses and other current liabilities	5,744	4,533
Total current liabilities	8,963	5,867
Long-term liabilities:
Long-term debt	26,281	26,078
Other long-term liabilities	284	54
Total liabilities	35,528	31,999
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized as of September 30, 2023 and December 31, 2022; 135,339,836 and 114,046,345 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	137	116
Additional paid-in capital	524,619	446,938
Accumulated other comprehensive loss	(942)	(605)
Accumulated deficit	(377,270)	(338,671)
Total stockholders' equity	146,544	107,778
Total liabilities and stockholders’ equity	$182,072	$139,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$13,867	$8,151	$31,516	$20,253
General and administrative	4,147	2,376	10,816	7,687
Depreciation and amortization	30	8	45	24
Total operating expenses	18,044	10,535	42,377	27,964
Loss from operations	(18,044)	(10,535)	(42,377)	(27,964)
Other income (expense)
Interest income (expense)	1,444	152	2,917	(702)
Foreign currency exchange (loss) gain	1	(8)	64	21
Tax credit income	—	5	797	795
Total other income, net	1,445	149	3,778	114
Net loss	$(16,599)	$(10,386)	$(38,599)	$(27,850)
Net loss per share:
Basic and diluted	$(0.10)	$(0.07)	$(0.24)	$(0.18)
Weighted-average common shares outstanding:
Basic and diluted	164,342,634	152,773,015	158,444,739	152,771,302
Other comprehensive income (loss):
Loss on foreign currency translation	(318)	(668)	(286)	(1,621)
Unrealized gain (loss) on short-term investments	(5)	77	(51)	9
Total comprehensive loss	$(16,922)	$(10,977)	$(38,936)	$(29,462)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended September 30, 2023 and 2022

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2022	114,046,345	$116	$446,938	$(338,671)	$(605)	$107,778
Issuance of common stock upon exercise of stock options	17,129	—	27	—	—	27
Issuance of common stock for settlement of RSUs	1,813	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(551)	—	(1)	—	—	(1)
Stock-based compensation	—	—	864	—	—	864
Foreign exchange translation adjustment	—	—	—	—	130	130
Unrealized gain on short-term investments	—	—	—	—	14	14
Net loss	—	—	—	(10,557)	—	(10,557)
Balance on March 31, 2023	114,064,736	$116	$447,828	$(349,228)	$(461)	$98,255
Issuance of common stock upon exercise of stock options	84,375	—	103	—	—	103
Issuance of common stock for settlement of RSUs	1,812	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(468)	—	—	—	—	—
Stock-based compensation	—	—	958	—	—	958
Foreign exchange translation adjustment	—	—	—	—	(98)	(98)
Unrealized loss on short-term investments	—	—	—	—	(60)	(60)
Net loss	—	—	—	(11,443)	—	(11,443)
Balance on June 30, 2023	114,150,455	$116	$448,889	$(360,671)	$(619)	$87,715
Issuance of common stock and pre-funded warrants in registered direct offering, net of offering costs (1)	21,000,000	21	74,853	—	—	74,874
Issuance of common stock for settlement of RSUs	176,813	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(51,042)	—	(182)	—	—	(182)
Issuance of common stock upon exercise of stock options	63,610	—	64	—	—	64
Stock-based compensation	—	—	995	—	—	995
Foreign exchange translation adjustment	—	—	—	—	(318)	(318)
Unrealized loss on short-term investments	—	—	—	—	(5)	(5)
Net loss	—	—	—	(16,599)	—	(16,599)
Balance on September 30, 2023	135,339,836	$137	$524,619	$(377,270)	$(942)	$146,544

(1)
As discussed in Note 8. Stockholders’ Equity, the Company sold (i) an aggregate of 21,000,000 shares of the Company’s common stock, par value $0.001 per share and (ii) pre-funded warrants to purchase an aggregate of 5,666,667 shares of the Company's common stock at an exercise price, equal to the par value, of $0.001 per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

Periods Ended September 30, 2023 and 2022

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

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(38,599)	$(27,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45	24
Amortization of right-of-use assets	64	101
Foreign currency gain	(64)	(21)
Amortization of debt issuance costs	203	266
(Accretion) amortization on premium to short-term investments	(3,345)	432
Stock-based compensation	2,817	1,480
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,142	1,257
Non-current assets	(792)	(828)
Accounts payable and accrued expenses and other current liabilities	3,071	(764)
Net cash used in operating activities	(35,458)	(25,903)
Cash flows from investing activities:
Purchase of property and equipment	(272)	(9)
Purchase of available-for-sale securities, net	(155,415)	(16,004)
Maturity of available-for-sale securities	92,000	116,593
Sale of available-for-sale securities, net	—	11,276
Net cash provided by (used in) investing activities	(63,687)	111,856
Cash flows from financing activities:
Repayment of long-term debt (1)	—	(26,350)
Proceeds from long-term debt, net (1)	—	26,438
Issuance of common stock and pre-funded warrants in registered direct offering, net of offering costs	74,874	—
Proceeds from exercise of stock options	194	—
Repurchase of shares for minimum tax withholdings	(183)	(2)
Net cash provided by financing activities	74,885	86
Effect of exchange rate changes on cash and cash equivalents	(150)	(210)
Increase (decrease) in cash and cash equivalents	(24,410)	85,829
Cash and cash equivalents beginning of period	52,100	34,012
Cash and cash equivalents end of period	$27,690	$119,841

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,504	$1,186

(1)
As discussed in Note 6. Long-term Debt, the Amended Loan Agreement (as defined herein) executed on April 21, 2022 was accounted for as a modification. The Company used the proceeds from the Amended Loan Agreement to repay the outstanding amounts under the Loan Agreement (as defined herein) from Silicon Valley Bank.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. The Company’s lead program, molgramostim nebulizer solution (“molgramostim”), a novel inhaled biologic, is a granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). The Company and its wholly-owned subsidiaries operate in one segment with its principal office in Langhorne, Pennsylvania, though a significant portion of employees work remotely.

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

Liquidity

As of September 30, 2023, the Company had an accumulated deficit of approximately $377.3 million. The Company used cash in operating activities of approximately $35.5 million during the nine months ended September 30, 2023. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

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

The Company’s cash and cash equivalents of $27.7 million and short-term investments of $140.6 million as of September 30, 2023 are sufficient to fund the Company’s operations for the twelve months subsequent to the issuance date of these condensed consolidated financial statements. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company will need to reevaluate its long-term operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company currently maintains depository accounts and has a debt facility with Silicon Valley Bank, as acquired by First Citizens BancShares, Inc. (Nasdaq: FCNCA) on March 27, 2023 through an agreement with the Federal Deposit Insurance Corporation ("FDIC"). The acquisition included all of the assets and liabilities of Silicon Valley Bank, including all bank deposits, and allowed Silicon Valley Bank to continue its operations.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management’s estimates include, but are not limited to, those related to the accrual and prepayment of research and development expenses and general and administrative costs, certain financial instruments recorded at fair value, the valuation of stock-based compensation, and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, changes in circumstance and facts, and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Accordingly, actual results could be materially different from those estimates.

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

Concentration of Credit Risk

We are subject to credit risk from our portfolio of cash equivalents and marketable securities. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is the preservation of principal and maintenance of liquidity that is sufficient to meet cash flow requirements, while at the same time maximizing total return on investments without significantly increasing risk. We maintain our cash and cash equivalents and marketable securities with a limited number of financial institutions. Deposits held with the financial institutions may from time to time exceed the amount of insurance provided on such deposits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents, and marketable securities to the extent recorded on the consolidated balance sheets. In order to mitigate such risks associated with our banking deposits, the Company maintains a significant portion of its liquidity in U.S. Treasury money market funds and other short-term investments.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid contracted research and development costs	$531	$1,822
R&D tax credit receivable	780	792
Prepaid insurance	201	231
VAT receivable	171	162
Deposits and other	162	71
Total prepaid expenses and other current assets	$1,845	$3,078

Prepaid Contracted Research and Development Costs

As of September 30, 2023, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for molgramostim for the treatment of aPAP. This includes prepaid amounts paid under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), contract research and contract development and manufacturing organizations ("CDMOs") and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of September 30, 2023. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2022, the Company generated a Danish tax credit of $0.8 million, which is included in Prepaid expenses and other current assets and is expected to be received in the fourth quarter of 2023. During the nine months ended September 30, 2023, the Company generated a Danish tax credit of $0.8 million, which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2024.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$2,179	$2,365
Accrued contracted research and development costs	2,621	1,322
Accrued general and administrative costs	805	782
Lease liability	139	64
Total accrued expenses and other current liabilities	$5,744	$4,533

Accrued Contracted Research and Development Costs

As of September 30, 2023, Accrued contracted research and development costs are primarily comprised of costs associated with molgramostim for the treatment of aPAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

Accrued Compensation

As of September 30, 2023, Accrued compensation includes amounts to be paid to employees for salary, bonuses, vacation and non-equity performance-based compensation. At the end of any period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$140,623	$—	$(62)	$140,561
Total short-term investments	$140,623	$—	$(62)	$140,561

As of December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$73,784	$8	$(16)	$73,776
Total short-term investments	$73,784	$8	$(16)	$73,776

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

There were no significant realized gains or losses related to investments for the nine months ended September 30, 2023 and 2022.

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

The loan bears interest at a floating rate equal to the greater of (i) 3% and (ii) the prime rate reported in The Wall Street Journal, minus a spread of 0.5%. Savara is obligated to pay customary closing fees and a final payment of 2.75% of the principal amount advanced under the facility. The Company may prepay the loan in whole or in part at any time, subject to a prepayment fee of 1.0% if prepaid between the first and second anniversaries of the closing date. Following the second anniversary, there is no prepayment fee.

The Lender was granted a perfected first priority lien in all of the Company's assets with a negative pledge on intellectual property. The Amended Loan Agreement contains customary affirmative and negative covenants, including among others, covenants that limit the Company's and its subsidiaries’ ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to certain exceptions. Additionally, the Amended Loan Agreement contains an affirmative covenant providing that if the Company’s balance of cash and cash equivalents falls below $40.0 million, the Company is required to maintain cash and cash equivalents equal to at least (i) six months of operating expenses and (ii) 1.2 times the outstanding principal amount of the loan (or 1.75 in the final year of the loan if the Interest-Only Period is extended).

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

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,	September 30, 2023	December 31, 2022
2023	—	—
2024	—	—
2025	—	—
2026	17,667	17,667
2027	9,562	9,562
Total future minimum payments	27,229	27,229
Unamortized end of term charge	(519)	(630)
Debt issuance costs	(394)	(478)
Debt discount related to warrants	(35)	(43)
Total debt	26,281	26,078
Current portion of long-term debt	—	—
Long-term debt	$26,281	$26,078

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

During the nine months ended September 30, 2023 and 2022, the Company experienced a decrease of approximately $0.2 million and a decrease of approximately $1.5 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

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

The fair value of these instruments as of September 30, 2023 and December 31, 2022 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2023
Cash equivalents:
U.S. Treasury money market funds	$27,025	$—	$—	$27,025
Short-term investments:
U.S. government securities	140,561	—	—	140,561

As of December 31, 2022
Cash equivalents:
U.S. Treasury money market funds	$48,804	$—	$—	$48,804
Short-term investments:
U.S. government securities	73,776	—	—	73,776

8. Stockholders’ Equity

Registered Direct Offering of Common Stock

On July 17, 2023, the Company sold (i) an aggregate of 21,000,000 shares of the Company’s common stock (the “Common Stock”) for $3.00 per share which represented a 1% premium over the closing price on that date and (ii) pre-funded warrants to purchase an aggregate of 5,666,667 shares of Common Stock at an exercise price of $0.001 per share (the “2023 Pre-Funded Warrants”) for $2.999 per warrant pursuant to a Registered Direct Offering (the “July 2023 Offering”). The Common Stock and 2023 Pre-Funded Warrants were offered by the Company pursuant to its existing shelf registration statement (File No. 333-257709) filed with the SEC on July 6, 2021 and declared effective on July 16, 2021.

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

The July 2023 Offering resulted in net proceeds to the Company of approximately $74.9 million, after deducting final underwriting discounts, commissions, and other estimated offering expenses, as follows (in thousands):

Financial instruments	Proceeds
Common stock	$63,000
Pre-funded warrants	16,994
Total	79,994
Offering expenses	$(5,120)
Net proceeds	$74,874

The Company intends to use the net proceeds for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for molgramostim, investing in our commercialization infrastructure, commercial launch preparation activities in the United States and European Union, and administrative expenses.

Evercore Common Stock Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore Group L.L.C. (“Evercore”), as sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $60.0 million. The Sales Agreement was effective on July 16, 2021, the date the Registration Statement was declared effective by the SEC. The Shares will be offered and sold pursuant to the Registration Statement. Subject to the terms and conditions of the Sales Agreement, Evercore will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the nine months ended September 30, 2023 and 2022, the Company did not sell any shares of common stock under the Sales Agreement.

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	September 30, 2023	December 31, 2022
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
2021 Pre-funded Warrants	32,175,172	32,175,172
2023 Pre-funded Warrants	5,666,667	—
Stock options outstanding	8,551,117	7,933,184
Issued and nonvested RSUs	2,281,812	1,942,250
Total shares reserved	55,308,098	48,683,936

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of September 30, 2023:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
October 2024	775,000	$0.01
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	43,622,376	$0.001
	44,475,169

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$54	$(49)	$5
Change	$(648)	$38	$(610)
Balance, December 31, 2022	$(594)	$(11)	$(605)
Change	$(286)	$(51)	$(337)
Balance, September 30, 2023	$(880)	$(62)	$(942)

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

Similarly, the Company may become subject to additional milestone payments for the achievement of certain manufacturing protocols of molgramostim pursuant to a services agreement with a second source product manufacturer, as well as, an integrated contract research and CDMO, pursuant to a service agreement, serving as an additional source of manufacturing of molgramostim drug substances. As of September 30, 2023, the Company had no significant obligations for any such milestone payments to either of these additional source product manufacturers.

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the manufacturer of the nebulizer used to administer molgramostim. In addition to these milestones, the Company will owe a royalty of three-and one-half percent (3.5%) to the manufacturer of the nebulizer based on net sales.

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

September 30, 2023
Molgramostim manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of molgramostim	$2,300
Molgramostim nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer molgramostim	529
Total manufacturing and other commitments	$2,829

The milestone commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of September 30, 2023.

Contract Research

As part of its development of molgramostim for the treatment of aPAP, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA-2 trial. Under that work order and subsequent change orders, the Company will pay Parexel service fees, pass-through expenses, and investigator fees estimated to be approximately $37.0 million over the course of the IMPALA-2 clinical trial.

Operating Lease

We are obligated under an operating lease, as amended, for commercial real estate located in Langhorne, Pennsylvania, the Company’s headquarters. On February 28, 2023, the Company entered into the first amendment (the “Lease Amendment”) to its existing lease agreement, dated July 7, 2021 and which originally commenced on October 1, 2021. The Lease Amendment commenced on July 1, 2023, continues through June 30, 2026, or an additional thirty-six months, expands the existing office space, and increases the average monthly rent to an average of approximately $14.5 thousand, paid over monthly installments during the Lease Amendment term.

As of September 30, 2023, the carrying value of the right-of-use assets for the operating lease increased to $0.4 million, which is reflected in Other non-current assets and the carrying value of the lease liabilities for the operating lease increased to $0.4 million, of which approximately $0.1 million related to the current portion of the lease liabilities is recorded in Accrued expenses and other current liabilities and $0.3 million related to the non-current portion of the lease liabilities is recorded in Other long-term liabilities.

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

Amended and Restated 2015 Omnibus Incentive Option Plan

The Company operates the Amended and Restated 2015 Omnibus Incentive Plan, as amended and restated with approval by the Company's stockholders in June 2018 and amended with approval by our stockholders in May 2020, June 2022 and June 2023 (the “2015 Plan”). The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units (“RSUs”), performance units, shares, and other stock-based awards. Share-based awards are subject to terms and conditions established by the board of directors or the compensation committee of the board of directors. As of September 30, 2023, the number of shares of common stock available for grant under the 2015 Plan was 4,724,988 shares.

Under both the 2008 Plan and 2015 Plan, stock options typically vest quarterly over four years and expire ten years from the grant date and RSUs typically vest quarterly over four years or cliff vest after two years.

2021 Inducement Equity Incentive Plan

The Company adopted the 2021 Inducement Equity Incentive Plan in May 2021 and amended it in September 2021, September 2022, December 2022, March 2023 and June 2023 (as amended, the “Inducement Plan”). The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of September 30, 2023, the number of shares of common stock available for grant under the Inducement Plan was 540,592 shares.

Under the Inducement Plan, stock options typically vest quarterly over four years and expire ten years from the grant date and RSUs typically cliff vest after two years.

Stock-Based Awards Activity

The following table provides a summary of stock-based awards activity for the nine months ended September 30, 2023:

Stock Options:

Outstanding at December 31, 2022	7,933,184
Granted	920,000
Exercised	(171,067)
Expired/cancelled/forfeited	(131,000)
Outstanding at September 30, 2023	8,551,117

The total compensation cost related to non-vested stock options not yet recognized as of September 30, 2023, was $4.7 million, which will be recognized over a weighted-average period of approximately 3.0 years.

RSUs:

Outstanding at December 31, 2022	1,942,250
Granted	520,000
Vested	(179,419)
Forfeited	(1,019)
Outstanding at September 30, 2023	2,281,812

The total compensation cost related to unvested RSUs not yet recognized as of September 30, 2023, was $1.7 million, which will be recognized over a weighted-average period of approximately 1.2 years.

Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$329	$62	$863	$309
General and administrative	666	388	1,954	1,171
Total stock-based compensation	$995	$450	$2,817	$1,480

11. Related Parties

As an investor with the right to designate a member of the Company’s board of directors, Bain Capital Life Sciences Fund II, L.P., BCIP Life Sciences Associates, LP and their affiliates (collectively "Bain") has significant influence over the Company and is thereby considered a related party.

Pursuant to the July 2023 Offering (as further discussed in Note 8. Stockholders' Equity), Bain acquired 5,666,667 of 2023 Pre-Funded Warrants.

12. Net Loss per Share

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Nine months ended September 30,
	2023	2022
Awards under equity incentive plan	8,551,117	5,851,153
Non-vested restricted shares and restricted stock units	2,281,812	1,090,062
Warrants to purchase common stock	77,793	77,793
Total	10,910,722	7,019,008

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(16,599)	$(10,386)	$(38,599)	$(27,850)
Net loss attributable to common stockholders	(16,599)	(10,386)	(38,599)	(27,850)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(16,599)	(10,386)	(38,599)	(27,850)
Weighted-average common shares outstanding, basic and diluted	164,342,634	152,773,015	158,444,739	152,771,302
Basic and diluted EPS	$(0.10)	$(0.07)	$(0.24)	$(0.18)

13. Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and determined there were no additional events that required disclosure or recognition in these condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions, and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following: the ability to project future cash utilization and reserves needed for contingent future liabilities and business operations, the risks associated with the process of conducting clinical trials and developing, obtaining regulatory approval for and commercializing drug candidates that are safe and effective for use as human therapeutics, the timing and ability to raise additional capital as needed to fund continued operations, natural disasters, pandemics, geopolitical events (including the war between Russia and Ukraine and the war in the Middle East), and those discussed in the section entitled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on March 30, 2023, all of which are difficult to predict.

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

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our lead program, molgramostim, is an inhaled biologic, specifically, inhaled granulocyte-macrophage colony-stimulating factor in Phase 3 development for aPAP. Savara, together with its wholly-owned subsidiaries, which include Aravas Inc. and Savara ApS, operate in one segment with its principal office in Langhorne, Pennsylvania as of September 30, 2023, though a majority of our employees work remotely.

Since inception, we have devoted our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to September 30, 2023, we have raised net cash proceeds of approximately $467.8 million, primarily from public offerings of our common stock, private placements of convertible preferred stock, and debt financings.

We have never been profitable and have incurred operating losses every year since inception. Our net losses for the three months ended September 30, 2023 and 2022 were $16.6 million and $10.4 million, respectively, and the net loss for the year ended December 31, 2022 was $38.2 million. As of September 30, 2023, we had an accumulated deficit of approximately $377.3 million. Our operating losses primarily resulted from expenses attributed to our research and development programs and from general and administrative costs associated with our operations.

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

As of September 30, 2023, we had cash and cash equivalents of $27.7 million and short-term investments of $140.6 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Recent Events

July 2023 Public Offering

On July 17, 2023, we sold (i) an aggregate of 21,000,000 shares of the Company’s common stock (the “Common Stock”) for $3.00 per share which represented a 1% premium over the closing price on that date and (ii) pre-funded warrants to purchase an aggregate of 5,666,667 shares of Common Stock at an exercise price of $0.001 per share (the “2023 Pre-Funded Warrants”) for $2.999 per warrant pursuant to a Registered Direct Offering (the “July 2023 Offering”). The Common Stock and 2023 Pre-Funded Warrants were offered by the Company pursuant to its existing shelf registration statement (File No. 333-257709) filed with the SEC on July 6, 2021 and declared effective on July 16, 2021. The July 2023 Offering resulted in net proceeds to the Company of approximately $74.9 million, after deducting final underwriting discounts, commissions, and other estimated offering expenses.

International Conflicts

In February 2022, Russia commenced a military invasion of Ukraine, and in October 2023, Israel declared war on Hamas in Gaza. The ongoing conflict and political and physical conditions in Ukraine, Russia, Israel and Gaza as well as in neighboring or involved countries, organizations and governments, may disrupt our supply chain and increase our costs, which may adversely affect our ability to conduct our ongoing clinical trial and impact patients’ ability to partake in our clinical trial. While we do not believe these conflicts will have a material impact on our current operations, given the evolving hostilities and their potential expansion beyond Ukraine, Russia, Israel, Gaza and the Middle East, the full impact of the conflicts remain uncertain.

Continued Funding of Federal Government Operations

On September 30, 2023, the U.S. Congress passed, and President Biden signed a continuing resolution (“HR 5860”) allowing the U.S federal government to continue operating at current spending levels for forty-five days. Following HR 5860, the U.S. Congress has until November 17, 2023, to finalize and pass the U.S. government’s fiscal year 2024 budget or risk the cessation of certain operations of the federal government (also known as a government shutdown). The impact of a potential government shutdown to our operations is uncertain; however, we are actively assessing and monitoring the potential impacts and situation.

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
•
contract manufacturing expenses, primarily for the production of clinical supplies; and
•
internal costs that are associated with activities performed by our research and development organization and generally benefit our molgramostim product candidate and program. Where appropriate, such internal costs consist primarily of:
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

Critical Accounting Policies and Estimates

There have not been any material changes during the nine months ended September 30, 2023, to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022, for further description of our critical accounting policies.

Results of Operations – Comparison of Three Months Ended September 30, 2023 and 2022

	For the Three Months Ended September 30,		Dollar
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$13,867	$8,151	$5,716
General and administrative	4,147	2,376	1,771
Depreciation and amortization	30	8	22
Total operating expenses	18,044	10,535	7,509
Loss from operations	(18,044)	(10,535)	(7,509)
Other income, net	1,445	149	1,296
Net loss	$(16,599)	$(10,386)	$(6,213)

Research and Development

Research and development expenses increased by $5.7 million, or 70.1%, to $13.9 million for the three months ended September 30, 2023 from $8.2 million for the three months ended September 30, 2022. This increase is primarily due to the performance of tasks related to our molgramostim program, which includes approximately $2.5 million of costs related to our chemistry, manufacturing, and controls activities, $1.8 million of costs related to our IMPALA-2 trial, including CRO-related activities, $0.5 million of costs related to quality assurance, and $0.9 million due to an increase in personnel and related costs.

General and Administrative

General and administrative expenses increased by $1.8 million, or 74.5%, to $4.1 million for the three months ended September 30, 2023 from $2.4 million for the three months ended September 30, 2022. The increase is due to the strategic addition of personnel for key positions and related costs to facilitate the management of our business and operations of approximately $1.2 million and certain commercial activities of approximately $0.6 million.

Other Income, Net

Other income, net increased by $1.3 million to $1.4 million for the three months ended September 30, 2023 from $0.1 million for the three months ended September 30, 2022. The increase is primarily related to the increase in Interest income during the three months ended September 30, 2023 as a result of both an increase in our short-term investments following the July 2023 Offering and an increase in market interest rates.

Results of Operations – Comparison of Nine Months Ended September 30, 2023 and 2022

	Nine months ended September 30,		Dollar
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$31,516	$20,253	$11,263
General and administrative	10,816	7,687	3,129
Depreciation and amortization	45	24	21
Total operating expenses	42,377	27,964	14,413
Loss from operations	(42,377)	(27,964)	(14,413)
Other income, net	3,778	114	3,664
Net loss	$(38,599)	$(27,850)	$(10,749)

Research and Development

Research and development expenses increased by $11.3 million, or 55.6%, to $31.5 million for the nine months ended September 30, 2023 from $20.3 million for the nine months ended September 30, 2022. This increase is primarily due to performance of tasks related to our molgramostim program which includes approximately $5.1 million of costs related to our chemistry, manufacturing, and controls activities, $3.8 million of costs related to our IMPALA-2 trial, including CRO-related activities, $0.7 million of costs related to quality assurance, and $1.9 million due to an increase in personnel and related costs. This increase is partially offset by a $0.2 million decrease in departmental overhead spend.

General and Administrative

General and administrative expenses increased by $3.1 million, or 40.7%, to $10.8 million for the nine months ended September 30, 2023 from $7.7 million for the nine months ended September 30, 2022. The increase is primarily attributable to the strategic addition of personnel and related costs for key positions to facilitate the management of our business and operations of approximately $2.3 million and and certain commercial activities of approximately $0.8 million.

Other Income, Net

Other income, net increased by $3.7 million to $3.8 million for the nine months ended September 30, 2023 from $0.1 million for the nine months ended September 30, 2022. The change is primarily related to the increase in Interest income during the nine months ended September 30, 2023 as a result of both an increase in our short-term investments following the July 2023 Offering and an increase in market interest rates.

Liquidity and Capital Resources

As of September 30, 2023, we had $27.7 million of cash and cash equivalents, $140.6 million in short-term investments, and an accumulated deficit of approximately $377.3 million. As discussed in Note 6. Long-term Debt in the notes to the condensed consolidated financial statements included in this Quarterly Report, we entered into a Loan Agreement with Silicon Valley Bank during the year ended December 31, 2017. During April 2022, we entered into an Amended Loan Agreement with Silicon Valley Bank (the “Amended Loan Agreement”) that provided for a $26.5 million term loan facility, the proceeds of which were used to refinance all outstanding obligations under the Loan Agreement.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(35,458)	$(25,903)
Cash provided by (used in) investing activities	(63,687)	111,856
Cash provided by financing activities	74,885	86
Effect of exchange rate changes on cash and cash equivalents	(150)	(210)
Net change in cash and cash equivalents	$(24,410)	$85,829

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2023 was $35.5 million, consisting of a net loss of $38.6 million and net $3.4 million in changes due to operating assets and liabilities. This was partially offset by approximately $0.3 million of net noncash charges (comprised of depreciation and amortization including right-of-use assets, amortization on premium to short-term investments, amortization of debt issuance costs, foreign currency, and stock-based compensation).

Cash flows from investing activities

Cash used in investing activities of $63.7 million for the nine months ended September 30, 2023 was primarily associated with cash used for purchases of short-term investments partially offset by proceeds from the maturities of short-term investments.

Cash flows from financing activities

Cash provided by financing activities of $74.9 million for the nine months ended September 30, 2023 was primarily the result of net proceeds from the July 2023 Offering.

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

As of September 30, 2023, we had cash, cash equivalents, and short-term investments of approximately $168.3 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 9. Commitments – Manufacturing and Other, in the notes to the condensed consolidated financial statements included in this Quarterly Report, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

On July 17, 2023, we sold (i) an aggregate of 21,000,000 shares of Common Stock for $3.00 per share, which represented a 1% premium over the closing price on that date and (ii) 2023 Pre-Funded Warrants to purchase an aggregate of 5,666,667 shares of Common Stock at an exercise price of $0.001 per share for $2.999 per warrant pursuant to a Registered Direct Offering. The Common Stock and 2023 Pre-Funded Warrants were offered by the Company pursuant to its existing shelf registration statement\. The July 2023 Offering resulted in net proceeds to the Company of approximately $74.9 million, after deducting final underwriting discounts, commissions, and other estimated offering expenses.

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

We also have interest rate exposure related to our long-term debt. The Amended Loan Agreement bears interest equal to the greater of (i) 3% and (ii) the prime rate reported in The Wall Street Journal, minus a spread of 0.5%, which was 8.0% on September 30, 2023. Changes in the prime rate would have impacted our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on September 30, 2023, were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

We have ongoing operations in Europe and pay those vendors in local currency, including Euros or Danish Krone. At times, we seek to limit the impact of foreign currency fluctuations through the use of derivative instruments and short-term foreign currency forward exchange contracts not designated as hedging instruments. We did not recognize any significant exchange rate losses during the nine months ended September 30, 2023 and 2022. A 10% change in the Euro-to-dollar or Krone-to-dollar exchange rate on September 30, 2023, would not have had a material effect on our results of operations or financial condition.

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

In order to mitigate risks associated with our banking deposits, the Company maintains a significant portion of its liquidity in U.S. Treasury money market funds and other short-term investments with custodial services provided by U.S. Bank, N.A. The Company continues to monitor the circumstances surrounding First Citizens BancShares, Inc. and its acquisition of Silicon Valley Bank and has not experienced, and does not anticipate, any material impacts on its financial condition or operations.

Despite the aforementioned bank failure, we do not believe that we are currently exposed to material changes in the risks related to our cash, cash equivalents, and short-term investment securities, interest rates of our long-term debt, or foreign currency exchange rates. We are cautiously and actively monitoring potential risks associated with these instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2023 based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number	Description

3.1

Composite Amended and Restated Certificate of Incorporation, as amended, of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed on July 6, 2021).

3.2	Amended and Restated Bylaws of Savara, Inc, dated March 28, 2023 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2023).
4.1	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Savara Inc.

Date: November 9, 2023	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ David Lowrance
David Lowrance
Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)