Form 10-K
period 2023-12-31
Savara Inc
filed 2024-03-07
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2023, (the last business day of the registrant’s most recently completed second fiscal quarter), was $410,495,412.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2024 was 138,148,141.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 6, 2024, are incorporated by reference into Part III of this Report.

i

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K, particularly in Item 1. Business, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the information incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “indicate,” “intend,” “may,” “plan,” “predict,” “seek,” “should,” “target,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements. For example, forward-looking statements include, but are not limited to, statements about:

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
•
the impact of laws and regulations and/or regulatory developments in the U.S. and other countries;
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

Risks Related to Development and Commercialization of our Product Candidate

•
We are substantially dependent upon the clinical, regulatory, and commercial success of our sole product candidate, molgramostim nebulizer solution (molgramostim). If we are unable to successfully complete clinical development of, obtain regulatory approval for, and successfully commercialize molgramostim, our business may be harmed.
•
Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of our product candidate. If development of our product candidate is unsuccessful or delayed, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidate on a timely basis, if at all.

•
There is significant uncertainty regarding the regulatory approval process for any investigational new drug. Substantial further testing and validation of our product candidate and related manufacturing processes may be required, and regulatory approval may be conditioned, delayed, or denied, any of which could delay or prevent us from successfully marketing our product candidate and substantially harm our business.
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
•
We have in process research and development ("IPR&D") and future impairment of IPR&D may have an adverse impact on our future financial condition and results of operations.
•
Adverse developments affecting financial institutions, companies in the financial services industry, or the financial services industry generally, such as actual events or concerns involving liquidity, defaults, or non-performance, could adversely affect our operations and liquidity.

Risks Related to Our Dependence on Third Parties

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
•
Our employees, independent contractors and consultants, principal investigators, contract research organizations ("CROs"), contract manufacturing organizations ("CMOs"), other vendors, and any future commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.
•
The Company intends to establish a redundant supply chain with second sources of drug substance and drug product manufacture. If the product manufactured at the second sources of manufacture is not demonstrated to be comparable with materials used in the clinical program, we may not be able to commercialize from these second sources.

Risks Related to Competition, Retaining Key Employees and Managing Growth

•
Molgramostim has received Orphan Drug Designation from the U.S. Food and Drug Administration (the "FDA") and the European Medicines Agency (the "EMA"). If a competitor obtains Orphan Drug exclusivity for a product with the same active ingredient and route of delivery as molgramostim for aPAP, we may be unable to market our product candidate until the exclusivity of the competing product expires.
•
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

Risks Related to Our Business Operations

•
Our operations might be interrupted and financial results could be adversely impacted by the occurrence of a natural disaster, acts of war or terrorism, information technology ("IT") system malfunction, telecommunication and electrical failures or other catastrophic event, or public health crises, such as a pandemic.
•
Our business and operations would suffer in the event of third-party computer system failures, cyber-attacks on third-party systems, or deficiency in our cybersecurity.
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
•
We must comply with the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar foreign anti-corruption laws.

Risks Related to Our Intellectual Property

•
If we are unable to adequately protect our intellectual property rights related to our product candidate, it could have a material adverse effect on our business.
•
We may not be able to enforce our intellectual property rights outside of the U.S.
•
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

Risks Related to Our Industry

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

PART I

Item 1. Business.

Business Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical stage biopharmaceutical company focused on rare respiratory diseases. Our sole program, molgramostim nebulizer solution (“molgramostim"), is an inhaled biologic, specifically an inhaled granulocyte-macrophage colony-stimulating factor ("GM-CSF") in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). Molgramostim is delivered via a proprietary eFlow® Nebulizer System (PARI Pharma GmbH). Our management team has significant experience in orphan drug development and pulmonary medicine, identifying unmet needs, and effectively advancing product candidates to approval and commercialization.

Corporate Strategy

Our goal is to become a leader in rare respiratory therapeutics through the development and commercialization of novel, best-in-class medicines that address unmet medical needs in this field. Key elements of our strategy include:

•
Continued advancement of the molgramostim aPAP program and the Phase 3 IMPALA-2 pivotal clinical trial. The IMPALA-2 trial design has been endorsed by regulatory authorities in the U.S. (FDA), Europe (EMA), United Kingdom Medicines and Healthcare Products Regulatory Agency ("MHRA")), and Japan (Pharmaceuticals and Medical Devices Agency ("PMDA")), and regulatory and ethics committees in various countries and sites where the trial is being conducted. The dosing of the first patient was initiated in June 2021. During the second quarter of 2023, patient enrollment in the trial was completed (target enrollment was 160, the trial enrolled 164 patients) with top line results expected to be reported at the end of the second quarter of 2024.
•
Ensuring all aspects of our manufacturing are validated and can produce product at commercial scale. In order to help ensure an uninterrupted drug supply and mitigate approvability risk, we are investing in the establishment of potential second source manufacturers for both drug substance and drug product. Molgramostim drug substance is currently manufactured by GEMA Biotech S.A. (“GEMA”). In February 2024, we announced our entry into a Master Services Agreement with Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, and Fujifilm Diosynth Biotechnologies U.S.A., Inc. (collectively, “Fujifilm”) pursuant to which Fujifilm will continue to provide development and manufacturing services related to molgramostim drug substance. Drug product is currently manufactured by Patheon UK Ltd. (“Patheon”), a division of Thermo Fisher Scientific Inc., and we have entered into an agreement with an additional third-party contract manufacturing organization to serve as a potential second source.
•
Outsourcing capital-intensive operations. We will continue to pursue the development and manufacturing of our product candidate by outsourcing most clinical development work and manufacturing operations. We believe our business model enables the effective and capital-efficient development of our pipeline through the use of high-quality specialist vendors and consultants.

Molgramostim – aPAP

Our sole product candidate is an inhaled biologic. Molgramostim is an inhaled formulation of recombinant human GM-CSF and is being developed for the treatment of aPAP. Pulmonary alveolar proteinosis (“PAP”) is a rare lung disease characterized by the accumulation of surfactant in the alveoli (or air sacs) of the lungs. There are different types of PAP, of which aPAP is the most common.

In May 2019, the FDA granted Fast Track Designation to molgramostim for the treatment of aPAP. Fast Track Designation facilitates the development and expedites the review of new drugs or biologics intended to treat serious or life-threatening conditions that demonstrate the potential to address unmet medical needs. In December 2019, though the data from the IMPALA Phase 2/3 trial, previously conducted by us and further described herein, did not meet the regulatory requirement for approval, the FDA granted Breakthrough Therapy Designation (“BTD”) for molgramostim in aPAP based on data from the 24-week double-blind treatment period from our IMPALA trial. Additionally, molgramostim was granted Orphan Drug Designation for the treatment of aPAP in the U.S. and the European Union (“EU”), which allows for seven and ten years of exclusivity from approval, respectively. Savara has exclusive access to the investigational, proprietary PARI eFlow® Nebulizer System for this indication along with a proprietary cell bank for the active drug substance of molgramostim. Additionally, in the United Kingdom ("UK"), molgramostim for the treatment of aPAP was granted Innovation Passport (June 2022) and Promising Innovative Medicine (August 2022) designations by the UK Medicines and Healthcare Products Regulatory Agency (MHRA). These designations provide the opportunity for enhanced dialogue and input from the MHRA and the Health Technology Assessment bodies in England, Scotland, and Wales.

In 2019, we announced that IMPALA, the Phase 2/3 clinical trial of molgramostim for the treatment of aPAP did not meet its primary endpoint of improvement compared to placebo in the alveolar-arterial gradient, or (A-a)DO2, from baseline at week 24. While the trial did not meet its primary endpoint, the totality of data from the IMPALA trial gives us confidence that molgramostim has the potential to address a significant unmet need in this rare lung disease. These data include:

•
multiple key secondary and exploratory endpoints that either achieved statistical significance or trended in favor of the active drug arms;
•
results from the open-label period of the trial that demonstrated a sustained treatment effect, or continued improvement, after longer term exposure to molgramostim; additionally, patients who had been on placebo during the double-blind period of the trial and switched to treatment with molgramostim during the open-label period, showed improvements that eventually were generally similar to those seen in patients who received molgramostim during the double-blind period; and
•
molgramostim being generally well tolerated, and its safety, when compared to placebo, was equal except for a few relatively non-serious outcomes that did not lead to discontinuations.

In September 2020, results from the IMPALA trial were published in the New England Journal of Medicine. We consider molgramostim to have a favorable risk-benefit profile and remain confident in the future of the program, including the current Phase 3 IMPALA-2 pivotal trial.

As of December 31, 2023, our Phase 3 IMPALA-2 pivotal trial, which builds on key learnings from the IMPALA trial remains on track. During 2022 and 2023, we activated and managed our clinical sites, enrolled patients and completed enrollment at the end of the second quarter of 2023.

We also received acceptance from the Pediatric Committee of the European Medicines Agency (EMA) and the UK MHRA for a Pediatric Investigational Plan (“PIP”) for molgramostim.

Detailed Program Description

Molgramostim

Background on aPAP

Autoimmune pulmonary alveolar proteinosis, known as aPAP, is a specific disease belonging to a family of distinct rare lung diseases collectively referred to as PAP. aPAP represents about 90% of all patients with PAP and the estimated prevalence of PAP is six to seven cases per million people in the U.S., with similar or higher prevalence reported elsewhere in the world. For example, Japan, a country that undertakes a more centralized approach to diagnosing and treating PAP, has seen a consistent increase in patients being diagnosed with the disease. It is now estimated the prevalence in Japan could be three to four times the original estimate of six to seven cases per million.

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

aPAP most commonly affects individuals in early middle age, but people of any age can be affected. As a result of the accumulation of surfactant, gas exchange in the lungs is obstructed, and patients start to experience shortness of breath, fatigue, and decreased exercise tolerance. Typically, shortness of breath is first observed upon exertion, but as the disease progresses, shortness of breath can be experienced even when a person is at rest. Patients may experience cough, sputum production, and episodes of fever, especially if secondary lung infection develops. In the long-term, the disease can lead to serious complications, including pulmonary fibrosis, and often potentially leading to the need for lung transplantation.

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

Potential complications from WLL include rib fracture, hypoxia, pneumothorax (collapsed lung), hydrothorax (fluid in pleural cavity), superimposed infection, and Acute Respiratory Distress Syndrome.

WLLs are performed by highly experienced physicians at specialist sites and necessitate hospitalization. In most patients, WLL may only provide temporary symptomatic relief. Once the lungs refill with surfactant, the WLL procedure needs to be repeated.

As there are no approved pharmaceutical treatments available for aPAP, there is an unmet need for a convenient and efficacious medicinal treatment. We believe that inhalation of molgramostim activates macrophages in the lung alveoli, thus potentially restoring the surfactant-clearing activity of the alveolar macrophages and considerably improving oxygenation and exercise tolerance. Sargramostim (Leukine®), an injectable form of GM-CSF, is approved in the U.S. for intravenous and subcutaneous administration treatment of neutropenia caused by cancer chemotherapy and other related indications. Currently, there are no approved inhalation formulations of GM-CSF. GM-CSF products administered systemically (e.g., by injection), including molgramostim, are unlikely to benefit patients with aPAP because aPAP patients have circulating antibodies against GM-CSF. These antibodies would likely neutralize systemically administered GM-CSF before reaching the alveolar space in the lung.

The potential benefits of inhaled GM-CSF in aPAP, together with the availability of sargramostim (Leukine®) for off-label compounding, have prompted independent clinicians and academic researchers in the U.S., Japan and countries in Europe to study the safety and efficacy of inhaled GM-CSF in aPAP patients. In addition to our Phase 2/3 IMPALA trial of molgramostim, the largest completed placebo-controlled trial in this patient population (n=138), several investigator-sponsored, open-label clinical trials and case studies of inhaled GM-CSF treatment have been published, with promising results on the efficacy and safety of the treatment. In total, treatment of nearly 150 aPAP patients with inhaled GM-CSF has been reported in open-label trials or retrospective cohorts, as well as several individual case reports. In PAGE, a randomized, double-blind, placebo-controlled, 25-week clinical trial of inhaled sargramostim (Leukine®) in 64 patients with mild-to-moderate disease, a significant effect was observed in the primary endpoint, which was change from baseline in (A-a)DO2. Secondary endpoints, including changes from baseline in diffusing capacity for carbon monoxide (“DLCO”), six-minute walk distance (“6MWD”), and aPAP serum biomarkers, showed directional, but in most cases not statistically significant, treatment effects over placebo. Overall, for the first time, the PAGE trial showed in a placebo-controlled setting, proof-of-concept for GM-CSF inhalation therapy in aPAP. Results from these investigator-sponsored clinical trials and case studies indicate that GM-CSF may have a positive impact on oxygenation and clinical symptoms in aPAP patients. For details on the results of the IMPALA trial, please see the Clinical Development of Molgramostim – aPAP: Phase 2/3 IMPALA Trial section included in this report.

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

Our product is a drug-device combination consisting of molgramostim (drug component) and a vibrating mesh nebulizer (device component). Molgramostim is supplied as a sterile formulation containing 300 µg of molgramostim in 1.2 mL solution. Molgramostim is administered once daily by inhalation via a high efficiency nebulizer, the investigational, proprietary eFlow® Nebulizer System (PARI Pharma GmbH). The eFlow® Nebulizer System is a reusable electronic inhalation system that has been optimized for administration of molgramostim. The eFlow® consists of a controller unit (AC or battery powered), a nebulizer handset, and a connection cord. The controller unit's lifespan is multiple years and the handset is replaced monthly with a new unit.

Molgramostim was granted Orphan Drug Designation by the FDA in October 2012 and by the EMA in July 2013 for the treatment of aPAP. It was also granted Fast Track Designation and BTD by the FDA in May 2019 and December 2019, respectively. Further, it was granted Innovation Passport (June 2022) and Promising Innovative Medicine (August 2022) designations in the UK. Since 2014, molgramostim has been available in several European countries for the treatment of aPAP for named patients following unsolicited physician requests.

We anticipate that, if approved, molgramostim will be used as a long-term treatment in patients with aPAP. Once daily treatment with molgramostim is expected to reduce or potentially eliminate the need for WLL in patients with aPAP. In the IMPALA trial, a reduced number of WLL procedures in the active treatment arms was seen compared to the placebo treatment arm, but the difference was not statistically significant.

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
•
a nebulizer system that provides a fast and convenient method of administration; this is highly desirable for long-term treatment in a chronic disease, such as aPAP;
•
a low patient impact therapy that can be carried out in the home in 3 to 5 minutes each day using the portable eFlow Nebulizer System;
•
eligibility for strong market protection via orphan drug status, potential eligibility for biologic exclusivity that provides twelve years of total market protection in the U.S.;
•
a proprietary cell bank used in the production of the drug substance; and
•
an exclusive agreement for the specific device that is optimized for administration of molgramostim.

Clinical Development of Molgramostim – aPAP

Phase 3 IMPALA-2 Pivotal Trial

IMPALA-2 is a Phase 3, 48-week, randomized, double-blind, placebo-controlled pivotal clinical trial designed to compare the efficacy and safety of molgramostim 300 µg administered once daily by inhalation with matching placebo in adult patients with aPAP. The primary endpoint is the change from baseline in percent predicted DLCO, a gas exchange measure. Three secondary endpoints will evaluate clinical measures of direct patient benefit: St. George’s Respiratory Questionnaire (“SGRQ”) Total Score, SGRQ Activity Component Score, and exercise capacity test using a treadmill. Other efficacy endpoints include (A-a)DO2 (another gas exchange measure), supplemental oxygen use, WLL frequency, patient and clinician global impression of disease severity and disease change, chest computed tomography (“CT”) scan to assess lung opacity, and blood biomarkers. Enrollment in IMPALA-2 was completed at the end of June 2023 with 164 patients, exceeding the expected trial enrollment of 160 patients. The patients were randomized to receive treatment for

48 weeks in one of two arms: molgramostim 300 µg administered once daily or inhaled placebo administered once daily. The primary time point for efficacy assessment is at week 24, however, efficacy will be assessed through week 48 to show durability of effect. Safety will be assessed through week 48. Following the 48-week double-blind treatment period, patients will transition to a 96-week open-label period and will receive molgramostim 300 µg administered once daily.

In January 2021, we engaged Parexel International Limited (“Parexel”), a global contract research organization (“CRO”) to support our IMPALA-2 clinical trial operational activities. The IMPALA-2 pivotal trial design has been endorsed by regulatory authorities in the U.S. (FDA), Europe (EMA), UK (MHRA), and Japan (PMDA), and also by regulatory bodies and ethics committees in individual countries in North America, Europe, Asia, and Australia where the trial is being conducted. On June 30, 2021, we announced the first patient had been dosed. On June 26, 2023, we announced the trial had completed enrollment. The trial conduct is on track and projected top line data are expected at the of end of 2Q 2024. While we are working to complete the IMPALA-2 pivotal trial as quickly and as safely as possible, the impact of global health threats, as well as supply chain issues and geopolitical unrest in certain geographies, continues to evolve and may adversely impact trial timelines in the future.

Phase 2/3 IMPALA Trial

IMPALA was a Phase 2/3 randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of molgramostim in adult patients with aPAP. Conducted in 18 countries including the U.S., Japan, Israel and various European countries including Turkey, it was the largest controlled clinical trial of molgramostim for the treatment of aPAP. Patients were randomized to receive treatment for up to 24 weeks in one of three treatment arms: 1) molgramostim 300 µg administered once daily (“continuous dosing arm”), 2) molgramostim 300 µg and matching placebo administered daily every other week (“intermittent dosing arm”), or 3) inhaled placebo administered once daily. At the end of the 24-week double-blind period, all patients received molgramostim 300 ug administered daily in every other week intermittent cycles in a 24-week open-label follow up period. The primary endpoint of the trial was (A-a)DO2, a gas exchange measure. In addition, three key secondary endpoints – SGRQ, 6MWD, and time to/requirement for WLL – along with multiple other exploratory endpoints were assessed to determine improvement in the disease pathology, pathophysiology, clinical symptoms, and function.

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

Impaired gas transfer and oxygenation are key pathophysiologic features of aPAP and are associated with symptoms of shortness of breath and limitations in exercise capacity. In addition to (A-a)DO2, DLCO was assessed as an exploratory endpoint to evaluate the efficacy of molgramostim on gas transfer. Patients in the continuous dosing arm showed a mean improvement of 11.6% predicted in DLCO, whereas the intermittent dosing and placebo arms showed a 7.7% predicted and 3.9% predicted improvement, respectively. The estimated treatment difference of 7.9% predicted (p=0.007) between the continuous dosing arm and placebo was statistically significant, and in keeping with the (A-a)DO2 improvement, and suggests improved gas exchange in the lungs.

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
•
Safety and Tolerability – Overall, molgramostim nebulizer solution was well tolerated. The percentage of patients with adverse events were similar in the treatment arms, except for the percentage of patients with chest pain, which was higher in the continuous dosing arm compared to placebo.

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

Manufacturing and Supply

We do not own or operate manufacturing facilities to produce clinical or commercial quantities of molgramostim. We have fee-for-service contracts with a drug substance manufacturer and drug product manufacturer that cover all steps of the manufacturing process of molgramostim. We expect to continue with this outsourcing model for the foreseeable future. In order to reduce production risks and help ensure an uninterrupted supply, we have engaged second source manufacturers for both drug substance and drug product. All of our manufacturing and supply vendors are certified by National Competent Authorities to operate under current Good Manufacturing Practices (“cGMP”), a regulatory standard for the manufacture of pharmaceuticals; however, certain manufacturing and supply vendors have not yet received an FDA inspection.

Molgramostim drug substance is currently manufactured by GEMA in Buenos Aires, Argentina. All clinical and nonclinical trials to-date have used material sourced from GEMA and validation activities are ongoing to prepare for commercial manufacturing. Additionally, in February 2024, we entered into a master services agreement with Fujifilm, a well-established biologics manufacturer, pursuant to which Fujifilm will continue to provide development and manufacturing services related to molgramostim drug substance.

Molgramostim drug product is currently manufactured by Patheon in Ferentino, Italy. Technology transfer and process validation activities with Patheon have been completed and were re-executed in 2023 as Patheon moved the manufacturing of molgramostim drug product to a new state of art filling line in the same facility. Additionally, in December 2022, we selected and engaged a third-party manufacturing services company as a second source to Patheon for the manufacturer of molgramostim drug product. This third-party will provide a GMP validation campaign of the molgramostim drug product.

Molgramostim is administered to the lungs using the eFlow® Nebulizer System, manufactured by PARI Pharma GmbH in Starnberg, Germany (“PARI”). The eFlow® Nebulizer System has been Conformité Européenne (“CE”) certified (CE 0123) according to the Medical Devices Directive 93/42/EEC (as amended by Directive 2007/47/EC) as a class IIa device. The device has a 510(k) clearance in the U.S. as a general device. We have an exclusive license and a long-term supply agreement with PARI, as further discussed below, covering the eFlow® Nebulizer System for the administration of molgramostim.

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

Key License and Other Agreements

Parexel

We entered into a Master Services Agreement (MSA) with Parexel on March 5, 2021, pursuant to which Parexel provides contract research services related to our clinical trials. The MSA has an initial term of five years. We may terminate the MSA and/or any work order without cause on 60 days’ prior written notice to Parexel. Either party may terminate the MSA or any work order, and Parexel may suspend the performance of services for a material uncured breach by the other party. In addition, either party may immediately terminate the Agreement and/or any individual work order on prior written notice if (a) continuation of the services would pose an undue risk to the health and/or wellbeing of a study participant, (b) any certificate, authorization, approval or exemption from a regulatory authority required for the conduct of the services is revoked, suspended, or expires without renewal, (c) in the reasonable opinion of such party, the continuation of the services would be in violation of applicable law, or (d) the other party becomes insolvent. Concurrent with entering the MSA, we executed a work order with Parexel, under which Parexel will provide services related to the IMPALA-2 pivotal trial. As of December 31, 2023, under that work order, we expect to pay Parexel service fees and pass-through expenses estimated to be approximately between $15 million and $18 million over the remainder of the IMPALA-2 pivotal clinical trial assuming no additional change orders or material changes to the MSA and statements of work.

PARI Pharma GmbH

We have a license and collaboration agreement related to molgramostim with PARI Pharma GmbH (the “PARI License Agreement”). Under the PARI License Agreement, we have a worldwide, exclusive license to commercialize PARI’s eFlow Nebulizer System for the pulmonary delivery of any liquid formulation containing recombinant human GM-CSF (“rhGM-CSF”) as the sole active pharmaceutical ingredient for nebulization for aPAP. Additionally, we have the option to change the device, subject to certain conditions, to PARI’s eFlow Technology Nebulizer Closed System (“CS”) and, until marketing approval, the option to negotiate an extension to the license to cover commercialization of the drug for pulmonary delivery via the PARI eFlow Inline device for the treatment of certain other indications. Following an amendment in 2018 (the “PARI Amendment”), we have the option to add other pulmonary infections to the included indications in the future.

Under the terms of the PARI License Agreement, Savara is not permitted to work with third parties to develop any inhalation device or nebulizer for the pulmonary delivery of a pharmaceutical product containing GM-CSF as the sole active ingredient. This restriction extends (i) in the European Economic Area, until marketing approval of the product in Europe or the U.S., whichever is later, or (ii) in the rest of the world, until the termination of the PARI License Agreement.

In consideration of rights granted by PARI, our predecessor paid a one-time upfront fee, and we pay an hourly rate for work performed by PARI. Additionally, we are obligated to make future milestone payments to PARI based upon the first marketing approval for the product in the U.S., EU or Japan. The PARI Amendment expanded the development milestones in the agreement to include any additional pulmonary indications for which we use the device.

If we successfully commercialize any product candidate subject to the PARI License Agreement, we are responsible for royalty payments equal to a percentage of net sales. We are obligated to make such royalty payments until the later of (i) the expiration of the last valid claim in an issued patent covering a portion of the PARI device in the applicable country or (ii) 15 years after the first commercial sale of molgramostim with the PARI device in that country (the “PARI Royalty Period”). If there is no such valid patent claim covering the applicable PARI device, the royalty owed to PARI will be decreased by a specified percentage.

The license term extends on a country-by-country basis until the end of the PARI Royalty Period or until mutually agreed by the parties.

We also have a commercial supply agreement with PARI (the “PARI Supply Agreement”) related to the supply of the PARI eFlow® Nebulizer System and related accessories for commercial use with our products after marketing approval is obtained. Pursuant to the PARI Supply Agreement, we are obligated to purchase from PARI (i) within the European Economic Area, (a) during the first five years from marketing approval, all of our requirements for the device and related accessories and (b) thereafter 80% and (ii) in the rest of the world, all of our requirements during the PARI Royalty Period. Pricing is on a per unit basis, with a reduction in price once certain purchasing volumes are met.

GEMA Biotech S.A.

In April 2019, we entered into a Manufacture and Supply Agreement with GEMA, which was amended on December 7, 2022 and December 13, 2023 (the “GEMA Agreement”), pursuant to which GEMA will supply the active pharmaceutical ingredient (“API”) for molgramostim exclusively to us for commercial sale and continue to supply the API to us for clinical trials and research and development activities. Additionally, GEMA transferred and assigned to us all rights, titles, and interest in and to the master cell bank and working cell bank necessary to produce the API.

Pursuant to the terms of the GEMA Agreement, GEMA agreed to undertake the actions required to comply with the requirements of the FDA and other similar regulatory authorities and obtain the approvals necessary to manufacture and supply the API to us for commercial sale.

In addition to an agreed upon price of the API, we paid GEMA a milestone payment upon the effective date of the agreement and are required to make milestone payments upon (i) completion of certain developmental activities, (ii) successful completion of a mock pre-approval inspection, and (iii) marketing approval of a product containing the API. If we successfully commercialize a product containing the API in a country, we must pay GEMA a single digit percentage royalty on annual net sales. We are obligated to make such royalty payments until the earlier of (i) 10 years after the first receipt of marketing approval for the product in that country or (ii) the date a biosimilar of such product is first sold in that country.

Additionally, the Company is subject to a purchase obligation for ten years following the date of receipt of approval by a regulatory authority of the first regulatory filing for the marketing and sale of the first molgramostim product in any country. Each year, the Company will purchase from the GEMA the API required to produce a percentage of such molgramostim product it sells (the “Purchase Requirement”); provided, however, that the Purchase Requirement will no longer apply if (i) the price charged by the API manufacturer exceeds a certain price charged by an alternative supplier, (ii) there is a shortage of supply, or (iii) API manufacturer at any time fails to materially fulfill a purchase order of the Company.

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

Fujifilm Diosynth Biotechnologies

In February 2024, we entered into a master services agreement with Fujifilm pursuant to which Fujifilm will continue to provide development and manufacturing services related to active pharmaceutical ingredient for molgramostim in accordance with the terms of separate scope of work agreements to be entered into by the parties. In conjunction with execution of the master services agreement, the Company executed a scope of work between the parties, under which Fujifilm will perform a manufacturing campaign for Process Performance Qualification of the active pharmaceutical ingredient of molgramostim.

The master services agreement will continue until it is terminated by the Company or Fujifilm, which either party may do upon three months’ notice if no activities under a scope of work are in process. The Company may terminate activities under a scope of work at any time by providing written notice, subject to the payment of termination fees, as well as payment for services performed and non-cancelable costs. The master services agreement and any scope of work may also be terminated by either party due to a material uncured breach by the other party, and Fujifilm may terminate for certain unforeseen technical issues.

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

Diagnostic Testing

aPAP ClearPath™

In December 2023, we launched aPAP ClearPath™, a new serum-based blood test that can be used by physicians in the U.S. to obtain a definitive diagnosis of aPAP. The aPAP ClearPath™ test is a sensitive and specific quantitative immunoassay designed to detect aPAP GM-CSF autoantibodies in human serum. We partnered with Trillium Health, a modern health solutions provider and a Clinical Laboratory Improvement Amendments (CLIA)-certified lab, to develop the simple, no-cost, and noninvasive test. A supporting disease awareness campaign was also launched to improve understanding of aPAP, highlight the hallmark signs and symptoms of the disease, and educate physicians about the need for early testing. We expect to roll out a healthcare provider disease awareness campaign and GM-CSF autoantibody blood test in Europe during 2024.

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of drugs, such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidate. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local, and global statutes and regulations require the expenditure of substantial time and financial resources.

Government Regulation of Drugs

U.S.

The process required by the FDA before drug product candidates, like ours, may be marketed in the U.S. generally involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices regulation;
•
submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•
approval by an independent Institutional Review Board (“IRB”) or ethics committee for each clinical site before a clinical trial can begin;
•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product candidate for its intended purpose;
•
preparation of and submission to the FDA of a Biologics License Application (“BLA”), after adequate completion of all required clinical trials;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs and to assure that the facilities, methods, and controls are adequate to ensure the product’s quality attributes, and of selected clinical investigational sites to assess compliance with current Good Clinical Practices (“cGCP”); and
•
FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the U.S., which must be updated annually and when significant changes are made.

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our product candidate will be granted on a timely basis, if at all. Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also includes results of animal and in vitro trials assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product candidate; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor, and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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
•
Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product approval.
•
Phase 4. In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. Phase 4 trials may be required as a condition to approval of the BLA.

Phase 1, Phase 2, and Phase 3 testing may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the drug characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate acceptably maintains its quality attributes over its shelf life.

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

Within 60 days following submission of the application, the FDA reviews a BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been filed, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe and effective for the indication being pursued, and the facilities in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety and effectiveness. The FDA may convene an advisory committee to provide independent expert insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. If the FDA determines that the application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process requires substantial time, effort, and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our product(s). After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or our drug substance will be produced, the FDA may issue an Approval letter or a Complete Response Letter. An Approval letter authorizes commercial marketing of the product in compliance with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may request additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

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

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of new drugs that meet certain criteria. Specifically, new drug products are eligible for Fast-Track Designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. For a fast-track product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted if relevant criteria are met. A fast track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing trials or completion of ongoing trials after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the U.S. Food and Drug Administration Safety and Innovation Act, which was enacted and signed into law in 2012, established BTD. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors may request the FDA to designate breakthrough therapy at the time of, or any time after, the submission of an IND, but ideally before an end-of-phase 2 meeting with the FDA. If the FDA designates breakthrough therapy for a product candidate, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller or more efficient clinical trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. BTD also allows the sponsor to file sections of the BLA for review on a rolling basis.

Fast Track Designation, priority review and BTD do not change the standards for approval but may expedite the development or approval process.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record keeping, reporting of adverse experiences, periodic reporting, distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing (as applicable) annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as potential new application fees for supplemental applications with clinical data. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may, among other things, halt our clinical trials, require us to recall a product from distribution, or withdraw approval of the BLA.

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

To receive a license for marketing authorization, the manufacturer or seller must, at the very least, employ certain manufacturing, marketing, quality, and safety personnel. If the quality management methods and post marketing safety management methods applied with respect to the pharmaceutical product fail to conform to the standards stipulated by the MHLW license, marketing authorization may not be granted. A company must submit an application for approval to the MHLW with results of nonclinical and clinical studies to show the quality, efficacy, and safety of the product candidate to obtain manufacturing/marketing approval for a new product. A data compliance review, on-site inspection for good clinical practice, and audit and detailed data review for compliance with current good manufacturing practices are undertaken by the PMDA. The committees of the Pharmaceutical Affairs and Food Sanitation Council will discuss each application, and based on the results of these reviews, the final decision on approval is made by the MHLW. The approval process timeline significantly varies, but it can take years. Pricing approval for the product is required in order to be applied for redemption of health insurance. Once approved and marketable, the medical products are also subject to regular post-marketing vigilance of safety and quality under the standards of Good Manufacturing Practice. In Japan, the National Health Insurance system maintains a Drug Price List specifying which pharmaceutical products are eligible for reimbursement, and the MHLW sets the prices of the products on this list. Upon marketing approval, the manufacturer or seller begins negotiations regarding the reimbursement price with the MHLW, which is generally determined within 60 to 90 days. The government generally introduces price cut rounds every other year and also mandates price decreases for specific products. New products judged innovative or useful, that are indicated for pediatric use, or that target orphan or small population diseases, however, may be eligible for a pricing premium. The government has also promoted the use of generics, where available.

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

Breakthrough Therapy Designation

In December 2019, the FDA granted the use of molgramostim for the treatment of aPAP program BTD, which provides a process for expediting the development and review of drug candidates that are intended to treat a serious condition and for which preliminary evidence indicates that the drug candidate may demonstrate substantial improvement over the available therapy.

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

Federal false claims and false statement laws, including the FCA, impose liability on persons and/or entities that, among other things, knowingly present or cause to be presented claims that are false or fraudulent or not provided as claimed for payment or approval by a federal health care program. The FCA has been used to prosecute persons or entities that “cause” the submission of claims for payment that are inaccurate or fraudulent, by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, submitting claims for services not provided as claimed, or submitting claims for services that were provided but not medically necessary. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual, or whistleblower, in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other illegal sales and marketing practices. The government has obtained multi-million and multi-billion-dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, certain companies that were found to be in violation of the FCA have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements, restricting the manner in which they conduct their business.

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

We are also subject to data privacy and security regulation by the federal government and the states in which we conduct our business and the EU with the General Data Protection Regulation rules, which became effective in May 2018. HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and their respective implementing regulations, imposes specified requirements on certain health care providers, plans and clearinghouses (collectively, “covered entities”) and their “business associates,” relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain states have their own laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other and/or HIPAA in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We are not aware of any other companies developing an inhaled form of GM-CSF. A glycosylated GM-CSF product, sargramostim (Leukine®), is available on the market in the U.S., approved for intravenous or subcutaneous delivery in patients with neutropenia following cancer chemotherapy. Leukine® has not been approved for the treatment of aPAP or any other acute or chronic lung disease but is sometimes used as a pharmacy-compounded product (injectable product compounded for inhalation delivery). The drug substance in Leukine®, sargramostim, has been used in a nonclinical research project conducted by NIH/TRND in collaboration with the University of Cincinnati College of Medicine on the potential application of inhaled GM-CSF as a treatment for aPAP. No clinical trials have been conducted to date under this collaboration project. We are aware of a multicenter clinical trial of inhaled Leukine®, using a standard commercially available nebulizer, which was conducted by a consortium of independent clinical investigators from the trial conducted in Japan. It is not known to us if this trial, together with other possibly available related clinical or nonclinical information, may be, or will be, used to support a potential new product approval in Japan. If such a new product would be approved and launched in Japan, we believe it has the potential to present a material competitive threat to the commercial success of molgramostim in Japan. In addition, in November 2018, Partner Therapeutics, Inc., a commercial biotechnology company, was granted Orphan Drug Designation for Leukine® for the treatment of PAP by the FDA.

Employees and Human Capital

We are committed to attracting and retaining the best possible talent. As of March 7, 2024, we had 37 employees as well as several third-party consultants. All employees are located in the U.S. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Health and Safety

The health and safety of our employees is a top priority, and our goal is to provide a safe and healthy work environment for all personnel. We have provided our employees the ability to work remotely in order to best manage business and personal responsibilities. We will continue to manage our business with a focus towards the safety of our employees.

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

Risks Related to Development and Commercialization of our Product Candidate

We are substantially dependent upon the clinical, regulatory, and commercial success of our sole product candidate, molgramostim nebulizer solution (molgramostim). If we are unable to successfully complete clinical development of, obtain regulatory approval for, and successfully commercialize molgramostim, our business may be harmed.

The success of our business is dependent on our ability to advance the clinical development of our sole product candidate, molgramostim for the treatment of patients with aPAP. To date, we have never obtained regulatory approvals for or commercialized a product candidate, and we may never be able to develop a marketable product. We are devoting, and expect to continue to devote, substantially all our efforts and financial resources to the development of molgramostim for aPAP, including clinical trials, regulatory approval, and, if approved, commercialization. Our business depends heavily on the successful completion of clinical development and subsequent regulatory approval of molgramostim for aPAP.

We are conducting IMPALA-2, a global Phase 3 pivotal trial designed to compare the efficacy and safety of molgramostim 300 µg administered once daily by inhalation with matching placebo in patients with aPAP. There can be no assurance that the IMPALA-2 pivotal trial will demonstrate with statistical significance that molgramostim is effective for the proposed indication compared to placebo or that it will establish adequate safety. Any failure to do so would adversely impact the potential for regulatory approval of molgramostim. Even if molgramostim demonstrates a statistically significant difference compared to placebo for the primary endpoint, we may not be able to demonstrate differences for our secondary endpoints. Additionally, clinical trial data frequently are susceptible to varying interpretations. Although we may believe the trial demonstrates promising results, regulatory authorities may analyze or weigh trial data differently, resulting in delay or failure to obtain marketing approval or a requirement to conduct confirmatory studies.

We are not permitted to commercialize molgramostim in the U.S. until we receive approval of a BLA, or in any other country until we receive the requisite approvals from the appropriate regulatory authorities. Failure to obtain such approvals could impair our ability to generate revenues from the product candidate, which would have a material adverse effect on our business, operating results, growth prospects or financial condition, as well as the trading price of our common stock.

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
•
requirements for additional nonclinical or clinical trials based on changes to formulation and/or changes to regulatory requirements; and
•
poor quality or missing data from the clinical trials.

If we successfully complete the necessary clinical trials for our product candidate, our success will be subject to the risks associated with obtaining regulatory approvals, product launch, and commercialization, including:

•
rejection of our regulatory submissions for our product candidate by the FDA or other regulatory authorities;
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
o
the availability, perceived advantages, relative cost, relative safety, and relative efficacy of other products or treatments for the targeted indications of the product candidate;
o
low patient demand for the product candidate; and
o
poor prescription coverage and inadequate reimbursement for our product candidate;
o
our inability to enforce our intellectual property rights in our product candidate; and
o
reduction in the safety profile of our product candidate following approval.

Many of these clinical, regulatory, and commercial matters are beyond our control and are subject to other risks described elsewhere in this Item 1A, Risk Factors section. Accordingly, we cannot assure that we will be able to advance our product candidate further through final clinical development, or obtain regulatory approval of, commercialize, or generate significant revenue. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of our product candidate. If development of our product candidate is unsuccessful or delayed, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidate on a timely basis, if at all.

Pharmaceutical products are subject to stringent regulatory requirements covering quality, safety, and efficacy. Only after successfully completing extensive pharmaceutical development, nonclinical testing, and clinical trials may a product be considered for regulatory approval.

Clinical trials are expensive, difficult to design and implement, the outcome is inherently uncertain, and failure or delay may occur at any time. We may experience a number of unforeseen events that cause our clinical trials not commence or not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

•
inability to raise sufficient funding to initiate or continue a clinical trial;
•
delays in obtaining regulatory approval to commence or extend a clinical trial;
•
delays in identifying and reaching agreement on acceptable terms with prospective CROs, clinical trial sites, and investigators, which agreements can be subject to extensive negotiation and may vary significantly among trial sites;
•
delays in obtaining regulatory approval in a prospective country;
•
delays in obtaining ethics committee approval to conduct or extend a clinical trial at a prospective site;
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

•
delays in distributing clinical trial material due to import restrictions or licenses in target countries;
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
•
delays in having patients complete participation in a clinical trial;
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
•
delays in enrollment and the treatment of patients caused by global health risks; and
•
delays due to supply chain disruptions as a result of global health risks, international conflict, or other unexpected event.

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

In addition, a clinical trial may be suspended or terminated by us, an IRB, a data safety monitoring board, the FDA, or other regulatory authorities due to a number of factors, including:

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

Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidate. There are significant risks that ongoing and future clinical trials of our product candidate will not be successful. The results of preclinical and early clinical trials may not be predictive of the results of later-stage clinical trials, and the possible lack of standardization across multiple investigative sites may induce variability in the results which can interfere with the evaluation of treatment effects. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. For example, the top line results from our IMPALA trial were released by us on June 12, 2019 and did not meet all of the statistical goals and protocol end points. On October 1, 2019, we received a written response from the FDA in connection with a Type C meeting regarding the molgramostim development program for aPAP and results from IMPALA in which the FDA indicated that the data provided did not provide sufficient evidence of efficacy and safety for the treatment of aPAP. Negative or inconclusive results could cause the FDA and other regulatory authorities to require us to repeat or conduct additional clinical trials, which could significantly increase the time and expense associated with development of that product candidate or cause us to elect to discontinue one or more clinical programs.

There is significant uncertainty regarding the regulatory approval process for any investigational new drug. Substantial further testing and validation of our product candidate and related manufacturing processes may be required, and regulatory approval may be conditioned, delayed, or denied, any of which could delay or prevent us from successfully marketing our product candidate and substantially harm our business.

Regulatory approval is required before a pharmaceutical product can be commercially marketed and sold, and various federal and foreign statutes and regulations also govern or materially influence the manufacturing, safety, labeling, storage, record keeping, and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate U.S. and foreign statutes and regulations is time-consuming and requires the expenditure of substantial resources.

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug, including molgramostim. Regardless of any guidance the FDA or foreign regulatory agencies may provide a drug’s sponsor during its development, the FDA or foreign regulatory agencies retain complete discretion in deciding whether to accept a BLA, or the equivalent foreign regulatory approval submission for filing or, if accepted, whether to approve a BLA. There are many components to a BLA or marketing authorization application submission in addition to clinical trial data. For example, the FDA or foreign regulatory agencies will review the sponsor’s internal systems and processes, as well as those of its CROs, CMOs, and other vendors, related to development of its product candidates, including those pertaining to its clinical studies and manufacturing processes. Before accepting a regulatory approval submission for review or before approving such submission, the FDA or foreign regulatory agencies may request that we provide additional information that may require significant resources and time to generate, and there is no guarantee that our product candidate will be approved for any indication for which we may apply. The FDA or foreign regulatory agencies may choose not to approve a BLA or its equivalent for a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development of its product candidates. Even if one or more Phase 3 clinical trials are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA or foreign regulatory agencies may not consider efficacy and safety data from the submitted trials adequate scientific support for a conclusion of effectiveness and/or safety and may require one or more additional Phase 3 or other trials prior to granting marketing approval. If this were to occur, the overall development cost for the product candidate would be substantially greater and competitors may bring products to market before us, which could impair our ability to generate revenues from the product candidate, or even seek approval, if blocked by a competitor’s Orphan Drug exclusivity, which would have a material adverse effect on our business, financial condition, and results of operations.

Further, development of our product candidate and/or regulatory approval may be delayed for reasons beyond our control. Regulations or policies may be changed prior to submission of a marketing application that result in delays or require higher hurdles than currently anticipated. These may occur as a result of drug scandals, recalls, or a political environment unrelated to our products. For example, the FDA has granted molgramostim for aPAP Fast Track and BTD, which are each designed to expedite the development and review of certain drugs. If there were a change in FDA policies and we were to lose those designations, it could cause delays in the regulatory review process. Additionally, U.S. federal government shut-downs or budget sequestrations, such as ones that occurred during January 2018 and December 2018 through January 2019, may result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidate or obtain regulatory approval for our product candidate.

Even if the FDA or foreign regulatory agencies grant approvals for a product candidate, the conditions or scope of the approval(s) may limit successful commercialization of the product candidate and impair our ability to generate substantial sales revenue. For example, molgramostim could be approved with restrictions for use only by patients unresponsive to the current standard of care or the FDA may approve label claims with age restrictions and/or treatment duration limitations. The FDA may limit the label of molgramostim to a subset of patients based on a review of which patient groups had the greatest efficacious response in clinical trials. Such label restriction may be undesirable and may limit successful commercialization. The FDA or foreign regulatory agencies may also only grant marketing approval contingent on the performance of costly post-approval nonclinical or clinical studies, or subject to warnings or contraindications that limit commercialization. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMP, good clinical practice ("GCP"), international conference on harmonization regulations, and good laboratories practice ("GLP"), which are regulations and guidelines that are enforced by the FDA or foreign regulatory agencies for all clinical development and for any clinical studies that we conduct post-approval. The FDA or foreign regulatory agencies may decide to withdraw approval, add warnings, or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution of our products. These actions could result from, among other things, safety concerns, including unexpected side effects or drug interaction problems, or concerns over misuse of a product. If any of these actions were to occur following approval, we may have to discontinue commercialization of the product, limit our sales and marketing efforts, implement risk minimization procedures, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

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

If our product candidate receives marketing approval and we or others later identify undesirable side effects caused by the product:

•
regulatory authorities may withdraw their approval of the product;
•
regulatory authorities may require the addition of labeling statements, such as a boxed warning or a contraindication;
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

•
issue warning letters or enforcement letters;
•
impose civil or criminal penalties;
•
suspend or withdraw regulatory approval;
•
suspend or terminate any ongoing clinical trials;
•
refuse to approve pending applications or supplements to approved applications;
•
exclude our product from reimbursement under government healthcare programs, including Medicaid or Medicare in the U.S.;
•
impose restrictions or affirmative obligations on our or our CMO’s operations, including costly new manufacturing requirements;
•
close the facilities of a CMO; or
•
seize or detain products that are deemed to be adulterated .

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

We are a clinical development-stage biopharmaceutical company, and we have not been profitable since we commenced operations and may not ever achieve profitability. In addition, we have limited history as an organization and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. We have not obtained any regulatory approvals for a product candidate, commercialized a product candidate, or generated any product revenue. We have devoted significant resources to research and development and other expenses related to our ongoing clinical trials and operations, in addition to acquiring product candidates.

For the year ended December 31, 2023, we incurred a net loss of $54.7 million, and net cash used in operating activities was $51.1 million. At December 31, 2023, our cash, cash equivalents and short-term investment securities were approximately $162.3 million, and working capital was approximately $155.4 million. At December 31, 2023, we had an accumulated deficit of $393.4 million. We expect to continue to incur substantial operating losses for the next several years as we seek to advance our molgramostim product candidate through clinical development (IMPALA-2 pivotal trial), global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, our current product candidate, molgramostim, is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve.

We may require additional financing to obtain regulatory approval for molgramostim and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development efforts or other operations.

Since our Aravas subsidiary was formed in 2007, most of our resources have been dedicated to the development and acquisition of our product candidates, primarily molgramostim. Our priority remains the continued development of molgramostim for the treatment of aPAP and our IMPALA-2 pivotal trial. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidate, and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all. If adequate funds are not available to us on a timely basis, we will be required to delay, limit, reduce, or terminate our establishment of sales and marketing, manufacturing or distribution capabilities, development activities, other activities that may be necessary to commercialize our product candidate, or conduct preclinical or clinical trials.

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
•
the costs involved in establishing, enforcing, or defending patent claims and other proprietary rights; and
•
the continuing negative impacts of global health risks.

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

We are a party to an Amended and Restated Loan and Security Agreement with Silicon Valley Bank, now a division of First Citizens Bank (the “Amended Loan Agreement”), pursuant to which we have pledged substantially all of our assets, other than our intellectual property (which is subject to a negative pledge). The Amended Loan Agreement includes a number of restrictive covenants, including restrictions on incurring additional debt, making investments, granting liens, disposing of assets, paying dividends, and redeeming or repurchasing capital stock, subject to certain exceptions. Collectively, these restrictive covenants could constrain our ability to grow our business through acquisitions or engage in other transactions. The Amended Loan Agreement includes customary events of default, such as our failure to pay amounts due, our failure to comply with covenants, or the occurrence of an event that would reasonably be expected to have a material adverse event on our business. Upon the occurrence and during the continuation of an event of default, Silicon Valley Bank could declare all outstanding loans under the Amended Loan Agreement immediately due and payable and exercise remedies against us and the collateral. Such an event would have a material adverse effect on our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline. Refer to Note 7. Debt Facility of the consolidated financial statements in this annual report on Form 10-K for additional discussion.

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

As of December 31, 2023, we had IPR&D of approximately $11.0 million. Our intangible assets have been previously impaired and remain subject to additional impairment analyses whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable and is tested annually on September 30. Events giving rise to impairment are difficult to predict and are an inherent risk in the pharmaceutical industry. Some of the potential risks that could result in impairment of our IPR&D include negative clinical trial results, adverse regulatory developments, delay or failure to obtain regulatory approval, additional development costs, changes in the manner of our use or development of our product candidate, competition, earlier than expected loss of exclusivity, pricing pressures, higher operating costs, geopolitical conflicts, changes in tax laws, prices that third parties are willing to pay for our IPR&D or similar assets in an arm’s-length transaction being less than the carrying value of our IPR&D, and other adverse market and economic environment changes or trends. Events or changes in circumstances may lead to significant impairment charges on our IPR&D in the future, which could materially adversely affect our financial condition and results of operations.

Adverse developments affecting financial institutions, companies in the financial services industry, or the financial services industry generally, such as actual events or concerns involving liquidity, defaults, or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any such events, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the Federal Deposit Insurance Corporation ("FDIC") took control of Silicon Valley Bank, where the Company maintains depository accounts and has a debt facility, and created the National Bank of Santa Clara to hold the deposits of Silicon Valley Bank after Silicon Valley Bank was unable to continue its operations. On March 27, 2023, First Citizens BancShares, Inc. (Nasdaq: FCNCA) announced that it had entered into an agreement with the FDIC to purchase all of the assets and liabilities of Silicon Valley Bank and all bank deposits.

Although the failure of Silicon Valley Bank did not cause us to experience any material impacts on our financial condition or results of operations, our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired if the financial institutions with which we have arrangements face liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations, or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.

Risks Related to Our Dependence on Third Parties

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

We outsource the manufacture of our molgramostim product candidate and do not plan to establish our own manufacturing facilities. To manufacture our product candidate, we have made numerous custom modifications at CMOs, making us highly dependent on these CMOs. For clinical and commercial supplies, if approved, we have supply agreements with third party CMOs for drug substance, finished drug product, drug delivery devices and other necessary components of our molgramostim product candidate. While we have secured long-term commercial supply agreements with many of the third party CMOs, we would need to negotiate agreements for commercial supply with several important CMOs, and we may not be able to reach agreement on acceptable terms. In addition, we rely on these third parties to conduct or assist us in key manufacturing development activities, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials, demonstrating comparability of DS and DP, and conducting stability testing, among other things. If these third parties are unable to perform their tasks successfully in a timely manner, whether for technical, financial, or other reasons, we may be unable to secure clinical trial material, or commercial supply material if approved, which likely would delay the initiation, conduct, or completion of our clinical trials or prevent us from having enough commercial supply material for sale, which would have a material and adverse effect on our business. There have been and could be additional delays in the manufacturing supply chain for our product candidate, including delays in procurement of materials for certain of our clinical trials, potentially resulting in delays in clinical trials and recruitment. Further, we have experienced an increase in costs associated with the supply chain disruption. The extent to which circumstances such as global health threats, global conflicts, and social unrest impact our ability to procure sufficient supplies for the development and commercialization of our product candidate going forward will depend on the severity and duration of such circumstances. For example, our primary CMO for drug substance operates in Argentina, which is experiencing high inflation, a weakening currency, labor strikes and social and political unrest. Those conditions could result in supply chain disruptions or increased costs.

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

We do not employ personnel or possess the facilities necessary to conduct many of the activities associated with our programs. We engage consultants, advisors, CROs, and others to assist in the design and conduct of nonclinical and clinical trials of our product candidate, with interpretation of the results of those trials, and with regulatory activities, and we expect to continue to outsource all or a significant amount of such activities. For example, we have engaged a CRO, Parexel, to support our IMPALA-2 pivotal clinical trial development activities, and we are substantially dependent upon Parexel for the conduct of the IMPALA-2 pivotal trial. Many important aspects of our development programs are and will continue to be outside our direct control, and our third-party service providers may not perform their activities as required or expected, including the maintenance of GCP, GLP, and cGMP compliance, which are ultimately our responsibility to ensure. Further, such third parties may not be as committed to the success of our programs as our own employees and, therefore, may not devote the same time, thoughtfulness, or creativity to completing projects or problem-solving as our own employees would. To the extent we are unable to successfully manage the performance of third-party service providers, our business may be adversely affected.

The CROs that we engage to execute our clinical trials play a significant role in the conduct of the trials, including patient enrollment and the collection and analysis of trial data. We likely will depend on CROs and clinical investigators to conduct future clinical trials and to assist in analyzing data from completed trials and developing regulatory strategies for our product candidate. Individuals working at the CROs with which we contract, as well as investigators at the sites at which our trials are conducted, are not our employees, and we have limited control over the amount or timing of resources that they devote to their programs. In addition, our CROs may be affected by business or workforce interruptions for many reasons over which they and we have limited control. If our CROs, trial investigators, and/or third-party sponsors fail to devote sufficient time and resources to trials of our product candidate, if we and/or our CROs do not comply with all GLP and GCP regulatory and contractual requirements, or if their performance is substandard, we may delay commencement and/or completion of these trials, submission of applications for regulatory approval, regulatory approval, and commercialization of our product candidate. Failure of CROs to meet their obligations to us could adversely affect development of our product candidate.

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

The company intends to establish a redundant supply chain with second sources of drug substance and drug product manufacture. If the product manufactured at the second sources of manufacture is not demonstrated to be comparable with materials used in the clinical program, we may not be able to commercialize from these second sources.

We have engaged third-parties for our drug product and drug substance manufacturing to serve as second source manufacturers and suppliers of molgramostim to attain uninterrupted supply and mitigate approvability risk. If the second sources do not demonstrate the ability to provide comparable product to our primary sources, the supply chain and scalability to commercialize molgramostim could be adversely impacted.

Any new manufacturer or supplier would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing of such product or ingredients required by us. The FDA or foreign regulatory agency may require us to conduct additional clinical trials, collect stability data, and provide additional information concerning any new supplier, or change in a validated manufacturing process, including scaling-up production, before we could distribute products from that manufacturer or supplier or revised process. For example, if we were to engage a third party other than our current CMOs to supply the drug substance or drug product for future clinical trials or commercial sale, the FDA or regulatory authorities outside of the U.S. may require us to conduct additional clinical and nonclinical studies to ensure comparability of the drug substance or drug product manufactured by our current CMOs to that manufactured by the new supplier. Changing of suppliers is particularly challenging for companies like us, with inhalation products, because any change could alter the performance of the drug product.

Risks Related to Competition, Retaining Key Employees and Managing Growth

Molgramostim has received Orphan Drug Designation from the FDA and the EMA. If a competitor obtains Orphan Drug exclusivity for a product with the same active ingredient and route of delivery as molgramostim for aPAP, we may be unable to market our product candidate until the exclusivity of the competing product expires.

Molgramostim has received Orphan Drug Designation in the U.S. by the FDA and in Europe by the EMA for the treatment of aPAP. If approval is received to market molgramostim, the FDA will not approve a similar product, with the same active ingredient, to molgramostim for seven years and the EMA will not approve a similar product to molgramostim for ten years, unless we are unable to produce enough supply to meet demand in the marketplace or another similar product, with the same active ingredient, is deemed clinically superior. Similar product candidates, with the same active ingredient and route of delivery, may be granted Orphan Drug Designation during the development, but the Orphan Drug exclusivity is granted only to the first of such products approved, which means there is risk that a competitor product candidate may receive approval and Orphan Drug exclusivity before us, thus preventing us from marketing our product candidate until the exclusivity of the competing product expires. Also, the Orphan Drug status will not prevent a competitor with a different active ingredient from competing with our product candidate. If we are prevented from marketing molgramostim for aPAP due to a competitor’s Orphan Drug exclusivity, it would have a material adverse effect on our business.

We expect competition in the marketplace for our molgramostim product candidate should it receive regulatory approval.

The development and commercialization of new drug products is highly competitive and subject to rapid and significant change. Developments by others may render potential application of our molgramostim product candidate in aPAP obsolete or noncompetitive, even prior to completion of its development and approval. If successfully developed and approved, we expect our product candidate will face competition. We may not be able to compete successfully against organizations with competitive products, particularly large pharmaceutical companies. Many of our potential competitors have significantly greater financial, technical, and human resources than us, and may be better equipped to develop, manufacture, market, and distribute products. Many of these companies operate large, well-funded research, development, and commercialization programs, have extensive experience in nonclinical and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing products, and have multiple products that have been approved or are in late-stage development. These advantages may enable them to receive approval from the FDA or any foreign regulatory agency before us and prevent us from competing due to their orphan drug protections. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, heightened awareness on the part of academic institutions, government agencies, and other public and private research organizations of the potential commercial value of their inventions have led them to actively seek to commercialize the technologies they develop, which increases competition for investment in our programs. Competitive products may be more effective, easier to dose, or more effectively marketed and sold than ours, which would have a material adverse effect on our ability to generate revenue.

Although we are not aware of any companies developing an inhaled form of GM-CSF for the treatment of aPAP, Leukine® (sargramostim), a yeast-derived recombinant human granulocyte-macrophage colony stimulating factor, rhu-GM-CSF, which is a product of Partner Therapeutics, Inc., is being pharmacy-compounded and utilized by some patients for the off-label treatment of aPAP. Additionally, Partner Therapeutics, Inc. is working with the Pharmaceuticals and Medical Devices Agency and the MHLW in Japan for regulatory approval of Leukine® for the treatment of aPAP. We cannot assess the likelihood of formal regulatory approval of Leukine®, the effectiveness of its off-label administration to patients with aPAP, or the number of aPAP patients using Leukine® for the pharmacy-compounded off-label treatment. If Leukine® were to receive formal regulatory approval in Japan, we believe it has the potential to present a material competitive threat to the commercial success of molgramostim in Japan, which could have a material adverse effect on our business.

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

As of March 7, 2024, we had 37 employees including 25 employees engaged in research and development. As we advance our molgramostim product candidate through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance, and other resources to manage our operations and clinical trials, continue our development activities, and commercialize our product candidate, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers, and other organizations.

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

Risks Related to Our Business Operations

Our operations might be interrupted and financial results could be adversely impacted by the occurrence of a natural disaster, acts of war or terrorism, IT system malfunction, telecommunication and electrical failures or other catastrophic event, or public health crises, such as a pandemic.

Our corporate headquarters is located in a commercial facility in Langhorne, Pennsylvania. Important documents and records, including copies of our regulatory documents and other records for our product candidate, are located both at a secure offsite document storage facility as well as at our own facilities, and we depend on our facilities for the continued operation of our business. Natural disasters and other catastrophic events, such as wildfires and other fires, earthquakes and extended power interruptions, public health crises, severe weather conditions, social unrest, such as that in Argentina, or acts of war or terrorism, such as the conflicts both in the Middle East and between Russia and Ukraine, could significantly disrupt our operations and result in additional, unplanned expense. Any natural disaster or catastrophic event could disrupt our business operations and result in setbacks to our development programs. Even though we believe we carry commercially reasonable insurance, we might suffer losses that are not covered by or exceed the coverage available under these insurance policies.

In addition, our operations may be adversely impacted by international conflict, such as the ongoing conflicts in both the Middle East and Ukraine, or social unrest, such as that currently in Argentina. The political and physical conditions in those regions, as well as neighboring countries, may disrupt our supply chain and increase our costs, which may adversely affect our ability to conduct ongoing clinical trials and impact patients’ ability to partake in our clinical trials. While we do not believe these conflicts will have a material impact on our current operations, given the rapidly evolving situation, the full impact of the conflict remains uncertain.

Our business and operations would suffer in the event of third-party computer system failures, cyber-attacks on third-party systems, or deficiency in our cybersecurity.

We rely on IT systems, including third-party “cloud based” service providers, to keep financial records, maintain laboratory data, clinical data and corporate records, communicate with staff and external parties, and operate other critical functions. This includes critical systems such as email, other communication tools, electronic document repositories, and archives. If any of these third-party IT providers are compromised due to computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication failures, electrical failures, cyber-attacks, or cyber-intrusions over the internet, then sensitive emails or documents could be exposed or deleted. Similarly, we could incur business disruption if our access to the internet is compromised, and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion by computer hackers, foreign governments, or cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, we rely on those third parties to safeguard important confidential personal data regarding our employees and patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in a third-party IT provider’s operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in loss or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidate could be delayed or could fail.

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

We are continually working to maintain reliable systems to improve our operations. Our efforts include, but are not limited to, the following: firewalls, antivirus protection, patches, log monitors, routine backups with offsite retention of storage media, system audits, data partitioning, and routine password modifications. Our internal IT systems environment continues to evolve, and our business policies and internal security controls may not keep pace as new threats emerge. No assurance can be given that our efforts to continue to enhance our systems will be successful.

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

We are subject to a number of state, national, and foreign laws and regulations related to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including the EU’s General Data Protection Regulation (“GDPR”). The scope of these laws can be broad, and the statutory penalties can be high. For example, the GDPR imposes stringent requirements for the processing of personal data of individuals within the EU and provides for substantial penalties for non-compliance that can be up to the greater of €20 million or 4% of global annual revenues.

The legal landscape in this area is rapidly evolving as different jurisdictions adopt new laws governing data privacy, which can differ in scope and applicability, subject to different interpretations, and be inconsistent among jurisdictions. In 2018, California enacted the California Consumer Privacy Act of 2018, which requires covered companies to provide new disclosures to California consumers and affords those consumers new rights related to their personal data, including the right to opt-out of certain sales of personal information and a private right of action for certain breaches. Since then, a number of other states have adopted comprehensive data privacy laws, which are either currently effective or scheduled to become effective. In Canada, both the federal government and certain provinces have also proposed new legislation imposing significant and unprecedented obligations, fines, and liabilities regarding data handling. As the applicable laws change, we may be required to implement additional mechanisms to comply, which may be difficult to implement and may require us to incur additional costs. If we or our vendors fail to comply with applicable data privacy laws, we could be subject to government enforcement actions and significant penalties, and our business could be adversely impacted. A data security breach or change in applicable privacy or security laws or regulations could require us to devote significant management resources to address the problems created by the breach or such change in laws or regulations, and, further, to expend significant additional resources to upgrade the security measures that we employ to guard against such breaches or comply with such change in laws or regulations, each of which could disrupt our business, operations, and financial condition. Because many of these laws are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement. Although we plan to continue to work to prevent breaches and ensure compliance with applicable laws regarding the protection and unauthorized disclosure of personal information, our efforts may be unsuccessful and result in significant costs.

We must comply with the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.

We are subject to anti-corruption laws, including the FCPA, the U.K. Bribery Act 2010, and other anti-corruption laws that apply in countries where we conduct business. Under those laws, it is generally illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

We face the risk that an employee or agent could be accused of violating one or more of these laws, particularly in geographies where significant overlap exists between local government and healthcare industries. In many countries, hospitals are operated by the government and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. Such an accusation, even if unwarranted, could prove disruptive to our developmental and commercialization efforts. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions, and the SEC may suspend or bar issuers from trading securities on U.S. exchanges for violations of those provisions.

Our operations also subject us to similar laws in other countries. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the E.U., and the provision of benefits or advantages to physicians is also governed by the national anti-bribery laws. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain E.U. member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual country. These requirements are provided in the national laws, industry codes, or professional codes of conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

Risks Related to Our Intellectual Property

If we are unable to adequately protect our intellectual property rights related to our product candidate, it could have a material adverse effect on our business.

We have no issued patents for molgramostim for the treatment of aPAP and primarily rely on the Orphan Drug exclusivity as our primary barrier to competition. Additionally, we have an exclusive supply agreement for the proprietary delivery device used for molgramostim and a proprietary cell bank used in the production of the drug substance.

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

We intend to rely on regulatory exclusivity for protection of our molgramostim product candidate, if approved for commercial sale. Implementation and enforcement of regulatory exclusivity, which may consist of regulatory data protection and market protection, varies widely from country to country. Failure to qualify for regulatory exclusivity, or failure to obtain or maintain the extent or duration of such protections that we expect for our product candidate, if approved, could affect our decision on whether to market the products in a particular country or countries or could otherwise have an adverse impact on our revenue or results of operations. For molgramostim, which is administered via nebulization, we may rely on regulatory exclusivity for the combination of molgramostim and its delivery system. However, there is no assurance that our molgramostim product and its delivery system, if approved, will benefit from this type of market protection.

We have filed patent applications related to our molgramostim product candidate; however, there is no guarantee that patents will issue from any pending or future applications or that claims allowed will be sufficient to protect the technology we develop or that is used by us, our CMOs, or our other service providers. The patent prosecution process is expensive and time-consuming; we may not be able to file or prosecute patents on certain aspects of our product candidate at a reasonable cost, in a timely fashion, or at all, and we may fail to identify patentable aspects of inventions made during development activities before it is too late to obtain patent protection. Further, defects of form in the preparation or filing of our patent applications may exist, or may arise in the future, which may cause them to be invalid or unenforceable.

Any patents that are issued to us may be limited in scope or challenged, invalidated, infringed, or circumvented, including by our competitors. Even if a patent issues and is held valid and enforceable, rights we have under the patent may not provide a competitive advantage to us. Competitors may be able to design around our patents, such as by using pre-existing or newly developed technology. Additionally, given the amount of time required for the development, testing, and regulatory review of new drug candidates, patents protecting such candidates might expire shortly after such candidates are commercialized. If competitors can develop and commercialize technology and products similar to ours, our ability to successfully commercialize our technology and products may be impaired.

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

We may rely on trademarks, trade names, and brand names to distinguish our molgramostim product, if approved for commercial sale, from the products of our competitors. We intend to seek approval for a new name for molgramostim that meets the FDA’s and foreign regulatory requirements. However, our trademark applications may not be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks, in which case we may expend substantial resources to defend our proposed or approved trademarks and may enter into agreements with third parties that may limit our use of our trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote significant resources to advertising and marketing these new brands. For example, we filed a trademark for the name “Savara” and were challenged. We decided to terminate the application, but we may revisit such filings at a future date. Further, our competitors may infringe on our trademarks, or we may not have adequate resources to enforce our trademarks.

We may not be able to enforce our intellectual property rights outside of the U.S.

Enforcement of intellectual property rights in certain countries outside the U.S. has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries will likely be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions, which could permit others to use our discoveries or to develop and commercialize our technology and products without any compensation to us.

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

Our commercial success depends on our ability and the ability of our CMOs and component suppliers to develop, manufacture, market, and sell our product candidate and use our proprietary technology without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are or may be developing products. Because patent applications can take years to publish and issue, there currently may be pending applications, unknown to us, that may later result in issued patents that our product candidate or technology infringe, or that the process of manufacturing our product or any of our respective component materials, or the component materials themselves, infringe, or that the use of our product candidate or technology infringe.

We or our CMOs or component material suppliers may be exposed to, or threatened with, litigation by a third party alleging that our product candidate and/or technology infringe its patents or other intellectual property rights, or that one or more of the processes for manufacturing our product or any of our respective component materials, or the component materials themselves, or the use of our product candidate or technology, infringe its patents or other intellectual property rights. If a third-party patent or other intellectual property right is found to cover our product candidate, technology, or our uses, or any of the underlying manufacturing processes or components, we could be required to pay damages and could be unable to commercialize our product or use our technology or method unless we are able to obtain a license to the patent or intellectual property right. A license may not be available to us in a timely manner or on acceptable terms, or at all. In addition, during litigation, the third-party alleging infringement could obtain a preliminary injunction or other equitable remedy that could prohibit us from making, using, selling, or importing our product, technology, or method.

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

The unavailability or inadequacy of third-party payer coverage and reimbursement could negatively affect the market acceptance of our product candidate and the future revenues we may expect to receive. The commercial success of our product candidate, if approved, will depend on the extent to which the costs of such product will be covered by third-party payers, such as government health programs, commercial insurance, and other organizations. Third-party payers are increasingly challenging the prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. These challenges to prices may be problematic to us since our products are targeted for a small number of patients (those suffering from an orphan disease), thus requiring us to charge very high prices to recover development costs and achieve a profit on our revenue. If these third-party payers do not consider our product to be cost-effective compared to other therapies, we may not obtain coverage for our product after approval as a benefit under the third-party payers’ plans or, even if we do, the level of coverage or payment may not be sufficient to allow us to sell our product on a profitable basis.

Significant uncertainty exists as to the reimbursement status for newly approved drug products, including coding, coverage, and payment. There is no uniform policy requirement for coverage and reimbursement for drug products among third-party payers in the U.S., therefore coverage and reimbursement for drug products can differ significantly from payer to payer. The coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product to each payer separately, with no assurance that coverage and adequate payment will be applied consistently or obtained. The process for determining whether a payer will cover and how much it will reimburse a product may be separate from the process of seeking approval of the product or for setting the price of the product. Even if reimbursement is provided, market acceptance of our product may be adversely affected if the amount of payment for our product proves to be unprofitable for healthcare providers or less profitable than alternative treatments or if administrative burdens make our product less desirable to use. Third-party payer reimbursement to providers of our product, if approved, may be subject to a bundled payment that also includes the procedure of administering our product or third-party payers may require providers to perform additional patient testing to justify the use of our product. To the extent there is no separate payment for our product, there may be further uncertainty as to the adequacy of reimbursement amounts.

The continuing efforts of governments, private insurance companies, and other organizations to contain or reduce costs of healthcare may adversely affect:

•
our ability to set an appropriate price for our product;
•
the rate and scope of adoption of our products by healthcare providers;
•
our ability to generate revenue or achieve or maintain profitability;
•
the future revenue and profitability of our potential customers, suppliers, and collaborators; and
•
our access to additional capital.

Our ability to successfully commercialize our product will depend on the extent to which governmental authorities, private health insurers, and other organizations establish what we believe are appropriate coverage and reimbursement for our product. The containment of healthcare costs has become a priority of federal and state governments worldwide and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs, and former President Trump signed four executive orders on July 24, 2020 aimed at bringing down pharmaceutical prices. We expect that federal, state, and local governments in the U.S., as well as in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidate or what actions federal, state, or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation.

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

The market price of our common stock has experienced substantial volatility since we announced the top-line results of our IMPALA Phase 2/3 trial of molgramostim for aPAP on June 12, 2019, and our stock price will continue to be subject to significant volatility and fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. Additionally, financial markets and the global economy may be adversely affected by the current or anticipated impact of the ongoing military conflicts in the Middle East and Ukraine or other related geopolitical events. These broad market fluctuations may also adversely affect the trading price of our common stock.

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

Our common stock is currently listed on the Nasdaq Global Select Market, which has qualitative and quantitative continued listing requirements, including corporate governance requirements, public float requirements, and a $1.00 minimum closing bid price requirement. If we are unable to satisfy any of the continued listing requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have an adverse effect on the market liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of confidence by investors, suppliers, customers, and employees, fewer business development opportunities, and adversely affect our ability to obtain financing for the continuation of our operations.

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

We have substantial tax loss carry forwards for U.S. federal income tax and state income tax purposes. In general, our net operating losses and tax credits have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. In particular, our ability to fully use certain U.S. tax loss carry forwards and general business tax credit carry forwards generated up to and including December 2023 to offset future income or tax liability is limited under section 382 of the Internal Revenue Code of 1986, as amended. Changes in the ownership of our stock, including those resulting from the issuance of shares of our common stock offerings or upon exercise of outstanding options, may limit or eliminate our ability to use certain net operating losses and tax credit carry forwards in the future.

Item 1B. Unresolved Staff Comments.

We do not have any unresolved comments issued by the SEC staff.

Item 1C. Cybersecurity.

Cyber Risk Management and Strategy

As part of our enterprise risk management program, we have implemented and maintain policies and processes to identify and mitigate risks posed by cybersecurity threats. Our policies and processes are based upon the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, and we utilize technologies to help identify and manage potential cyber threats. We have also secured cyber-specific insurance coverage as part of our overall insurance portfolio.

We have engaged an independent, third-party services provider to assist in monitoring our information technology systems, as well as identifying, assessing, and mitigating the associated cyber risk. With that provider, we conduct periodic assessments of our information security program to evaluate the effectiveness of applicable security controls, which include penetration testing, vulnerability scanning, and red teaming. Our Chief Financial and Administrative Officer (“CF&AO”) reviews the results of those assessments with our third-party provider to reasonably address any identified potential gaps. We also utilize a range of tools and services to help ensure material threats are prevented or the risks of such threats are mitigated, which include, network and endpoint monitoring, system patching, user and server backups, annual awareness training, and periodic vulnerability evaluation. Management reviews monthly monitoring reports and meets with our third-party provider on a regular basis to review activities and debrief on any key IT-related issues.

We have an employee education program that includes annual training designed to raise awareness of cybersecurity threats, and we require employees to review and acknowledge our IT Security Policy on an annual basis. Additionally, we have adopted an IT Incident Response Plan that outlines the procedures to be followed in response to a data breach, whether internal or through a third-party, that are designed to help contain, assess, and respond to the incident and mitigate potential harm.

Our systems periodically experience directed attacks intended to lead to interruptions and delays in our operations as well as loss, misuse, or theft of information and other data, confidential information, or intellectual property. However, to date, these incidents have not had a material impact on our operations. Any significant disruption to our service or access to our systems could adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of information could subject us to business, regulatory, litigation, and reputation risk, which could have a negative effect on our business, financial condition and results of operations. See Risk Factors – Risks Related to Information Technology and Data Privacy.

Governance Related to Cybersecurity Risks

The Audit Committee of our Board of Directors is responsible for the general oversight of risks related to data privacy and cybersecurity. The Audit Committee periodically reviews the Company’s cybersecurity program with management, including (i) the adequacy of controls and security for the Company’s information technology systems and (ii) the Company’s response plan in the event of a security breach impacting those systems. Our CF&AO has primary responsibility for overseeing the day-to-day management of cybersecurity risks and has served in that role for three years. Our CF&AO oversees the policies and processes described above and provides the periodic management briefings to the Audit Committee, including any cybersecurity incidents and related responses. Further, at least annually, the Board of Directors receives updates of potential cybersecurity incidents, as well as the data privacy and compliance programs, and its members actively participate in discussions with management regarding cybersecurity risks.

Item 2. Properties.

As of December 31, 2023, our corporate headquarters is located in Langhorne, Pennsylvania where we lease approximately 6,435 square feet of office space. Refer to Note 2. Summary of Significant Accounting Policies in the notes to our consolidated financial statements in this annual report on Form 10-K for additional discussion.

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

As of March 7, 2024, we had approximately 103 record holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Unregistered Sales of Equity Securities

None that have not been previously reported.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those identified under Item 1A. Risk Factors in this report.

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our sole program, molgramostim, is an inhaled biologic, specifically granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). Savara, together with its wholly-owned subsidiaries, which include Aravas Inc. and Savara ApS, operate in one segment with its principal office in Langhorne, Pennsylvania, though a majority of our employees work remotely.

Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to December 31, 2023, we have raised net cash proceeds of approximately $476.7 million, primarily from public offerings of our common stock and pre-funded warrants to acquire our common stock, private placements of convertible preferred stock, and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $54.7 million and $38.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $393.4 million. Our operating losses primarily resulted from expenses attributed to our research and development programs and from general and administrative costs associated with our operations.

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

As of December 31, 2023, we had cash and cash equivalents of $26.6 million and short-term investments of $135.7 million. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Recent Events

Diagnostic Testing - aPAP ClearPath™

In December 2023, we launched aPAP ClearPath™, a new serum-based blood test that can be used by physicians in the U.S. to obtain a definitive diagnosis of aPAP. The aPAP ClearPath™ test is a sensitive and specific quantitative immunoassay designed to detect aPAP GM-CSF autoantibodies in human serum. The Company partnered with Trillium Health, a modern health solutions provider and a Clinical Laboratory Improvement Amendments (CLIA)-certified lab, to develop the simple, no-cost, and noninvasive test. A supporting disease awareness campaign was also launched to improve understanding of aPAP, highlight the hallmark signs and symptoms of the disease, and educate physicians about the need for early testing. The Company expects to roll out a healthcare provider disease awareness campaign and GM-CSF autoantibody blood test in Europe during 2024.

ATM Sale

In December 2023, we sold 2,071,511 shares of common stock under a Common Stock Sales Agreement with Evercore Group L.L.C., (“Evercore”) executed on July 6, 2021, to a single institutional investor resulting in net proceeds of $8.8 million.

International Conflicts

In February 2022, Russia commenced a military invasion of Ukraine, and in October 2023, Israel declared war on Hamas in Gaza. The ongoing conflict and political and physical conditions in Ukraine, Russia, Israel and Gaza as well as in neighboring or involved countries, organizations and governments, may disrupt our supply chain and increase our costs, which may adversely affect our ability to conduct our ongoing clinical trial and impact patients’ ability to participate. While we do not believe these conflicts will have a material impact on our current operations, given the evolving hostilities and their potential expansion beyond Ukraine, Russia, Israel, Gaza and the Middle East, the full impact of the conflicts remain uncertain. Additionally, our primary manufacturer for drug substance operates in Argentina, which is experiencing high inflation, a weakening currency, labor strikes and social and political unrest. Those conditions have not had a material impact on our operations to date but could result in supply chain disruptions or increased costs in the future.

Continued Funding of Federal Government Operations

On January 18, 2024, the U.S. Congress passed a third continuing resolution ("CR") for fiscal year 2024, H.R. 2872, the “Further Additional Continuing Appropriations and Other Extensions Act, 2024,” to avoid a partial government shutdown, which President Biden signed on January 19, 2024. The new CR extends the "laddered" approach from the current CR, with certain appropriations bills expiring on March 1, 2024 through March 8, 2024. Additionally, the U.S. Congress is currently trying to pass legislation consisting of a package of six spending bills to continue funding a broad portion of the federal government through the fiscal year and avoid interruptions to the operations of the government. The outcome and impact of a potential government shutdown to our operations is uncertain; however, we are actively assessing and monitoring the potential impacts and situation.

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
•
contract manufacturing expenses, primarily for the production of clinical supplies; and

•
internal costs that are associated with activities performed by our research and development organization, which primarily consist of:
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

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in timely developing and achieving regulatory approval for our product candidate. The probability of success of our product candidate may be affected by numerous factors, including clinical data, competition, intellectual property rights, manufacturing capability, and commercial viability. As a result, we are unable to accurately determine the duration and completion costs of our development projects or when and to what extent we will generate revenue from the commercialization and sale of molgramostim.

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

Results of Operations – Comparison of Years Ended December 31, 2023 and 2022

	Year ended December 31,		Dollar
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$44,262	$27,879	$16,383
General and administrative	15,668	10,929	4,739
Depreciation and amortization	77	31	46
Total operating expenses	60,007	38,839	21,168
Loss from operations	(60,007)	(38,839)	(21,168)
Other income, net	5,309	689	4,620
Net loss	$(54,698)	$(38,150)	$(16,548)

Research and Development

Research and development expenses increased $16.4 million, or 58.8%, to $44.3 million for the year ended December 31, 2023 from $27.9 million for the year ended December 31, 2022. This increase is primarily due to the performance of tasks related to our molgramostim program which includes approximately $6.8 million of costs related to our chemistry, manufacturing, and controls activities, $4.4 million of costs related to our IMPALA-2 pivotal trial, including CRO-related activities, $1.6 million of costs related to quality assurance, and $3.6 million due to an increase in personnel and related costs.

General and Administrative

General and administrative expenses increased $4.7 million, or 43.4%, to $15.7 million for the year ended December 31, 2023 from $10.9 million for the year ended December 31, 2022. The increase is primarily attributable to costs related to the strategic addition of personnel for key positions to facilitate the management of our business and operations of approximately $3.6 million and certain commercial activities of $1.1 million.

Other Income (Expense), Net

Other income, net increased $4.6 million to $5.3 million for the year ended December 31, 2023 from $0.7 million for the year ended December 31, 2022. The change is primarily related to the increase in interest income during the year ended December 31, 2023 as a result of both an increase in our short-term investments following the registered direct offering of our common stock and pre-funded warrants in July 2023 (the “July 2023 Offering”) and an increase in market interest rates. Refer Note 9. Stockholders’ Equity of the consolidated financial statements in this annual report on Form 10-K for additional discussion of the July 2023 Offering..

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, we had $26.6 million in cash, $135.7 million in short-term investments, and an accumulated deficit of $393.4 million. Since inception through December 31, 2023, our operations have been financed primarily by net cash proceeds of approximately $476.7 million, primarily from public offerings of common stock, registered direct offerings of common stock, private placements, and debt financings.

We have used and intend to use the net proceeds from these offerings for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for our product candidate and general and administrative expenses. As we continue to progress on the IMPALA-2 pivotal trial, we will continue to monitor our liquidity and capital requirements.

Debt Facility

As discussed in Note 7. Debt Facility in the notes to the consolidated financial statements included in this annual report on Form 10-K, we entered into our Amended Loan Agreement with Silicon Valley Bank during the year ended December 31, 2017, which was subsequently amended and then amended and restated in April 2022. As of December 31, 2023, the carrying value of the secured loan was $26.3 million.

On March 10, 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank, and on March 27, 2023, First Citizens BancShares, Inc. announced that it had entered into an agreement with the FDIC to purchase all of the assets and liabilities of Silicon Valley Bank.

Common Stock Sales Agreement

Evercore Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore, as sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of our common stock ("Shares"), having an aggregate offering price of not more than $60 million. The Agreement was effective on July 16, 2021, the date the Company’s shelf registration agreement on Form S-3, as filed with the SEC on July 6, 2021, was declared effective by the SEC (the “New Registration Statement”). The Shares will be offered and sold pursuant to the New Registration Statement. Subject to the terms and conditions of the Sales Agreement, Evercore will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the year ended December 31, 2023, we sold 2,071,511 shares of common stock under the Evercore Sales Agreement to a single institutional investor resulting in net proceeds of $8.8 million. During the year ended December 31, 2022, we did not sell any shares of common stock under the Evercore Sales Agreement.

Recent Registered Direct Offering of Common Stock

On July 17, 2023, we completed a registered direct offering of our common stock and pre-funded warrants for gross proceeds of approximately $80 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses, of approximately $74.9 million as discussed in Note 9. Stockholders’ Equity in the notes to the consolidated financial statements included in this annual report on Form 10-K.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(51,061)	$(34,554)
Cash provided by (used in) investing activities	(57,116)	52,645
Cash provided by financing activities	82,780	87
Effect of exchange rate changes on cash and cash equivalents	(118)	(90)
Net change in cash	$(25,515)	$18,088

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2023 was $51.1 million, consisting of a net loss of $54.7 million and a net increase in operating assets and liabilities of $4.1 million. The change in our net operating assets and liabilities was primarily due to an increase in accrued liabilities, specifically, compensation and research and development costs for molgramostim. This was partially offset by approximately $0.5 million of non-cash charges, mainly comprised of amortization of debt issuance costs, accretion on discount/amortization on premium to short-term investments, and stock-based compensation.

Cash used in operating activities for the year ended December 31, 2022 was $34.6 million, consisting of a net loss of $38.2 million, which was partially offset by non-cash charges of $2.6 million, mainly comprised of amortization of right-of-use assets, depreciation, amortization of debt issuance costs, and stock-based compensation, and further offset by a net increase in assets and liabilities of $1.0 million. The change in our net operating assets and liabilities was primarily due to a decrease in accrued liabilities mostly related to research and development costs for molgramostim and a decrease related to a cessation of residual costs of the wind-down of a prior ancillary product trial.

Cash flows from investing activities

Cash used in or provided by investing activities for the years ended December 31, 2023 and 2022 was primarily the result of net sale and maturities of short-term investments.

Cash flows from financing activities

Cash provided by financing activities of $82.8 million for the year ended December 31, 2023 was primarily the result of net proceeds from the July 2023 Offering and at the market offerings. Refer to Note 9. Stockholders’ Equity of the consolidated financial statements in this annual report on Form 10-K for additional discussion of the July 2023 offering.

There was minimal cash provided by financing activities for the year ended December 31, 2022.

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

As of December 31, 2023, we had cash, cash equivalents, and short-term investments of $162.3 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 10. Commitments – Manufacturing and Other of the consolidated financial statements in this annual report on Form 10-K, we may need to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

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

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, of the consolidated financial statements in this annual report on Form 10-K milestone for a discussion of recent accounting pronouncements and their effect, if any, on us.

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

We have vendors in Denmark and elsewhere in Europe and pay those vendors in local currency, Danish Krone or Euros, respectively. We did not recognize any significant exchange rate losses during the years ended December 31, 2023 and 2022. A 10% change in the Krone-to-dollar or Euro-to-dollar exchange rate on December 31, 2023 would not have had a material effect on our results of operations or financial condition.

We also have interest rate exposure as a result of our Amended Loan Agreement with Silicon Valley Bank. Refer to Note7. Debt Facility of the consolidated financial statements in this annual report on Form 10-K for additional discussion. As of December 31, 2023, the carrying value of the secured term loan was $26.3 million. The loan bears interest at a floating rate equal to the greater of (i) 3% or (ii) the prime rate reported in The Wall Street Journal, minus a spread of 0.5%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on December 31, 2023 were to have occurred, this change would not have had a material effect on the value of our investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

Additionally, inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary financial information required by this item are filed with this report as described under Item 15 Exhibits, Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

As a smaller reporting company, we were not required to obtain an audit on the effectiveness of our internal control over financial reporting as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during Savara’s quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

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

Item 10. Directors, Executive Officers, and Corporate Governance.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, as well as all of our other officers, directors, and employees. This code of ethics is a part of our code of business conduct and ethics, and is available on our corporate website at http://www.savarapharma.com. We intend to disclose future amendments to, or waivers of, certain provisions of our code of ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions on our corporate website within four business days following such amendment or waiver.

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

Equity Compensation Plan Information

The table below provides information about our common stock that, as of December 31, 2023, may be issued upon the exercise of options and the vesting of RSUs under the following equity compensation plans (which are all our equity compensation plans; provided, however, that new equity awards may only be issued under the 2015 Omnibus Incentive Plan and the 2021 Inducement Plan):

•
2015 Omnibus Incentive Plan (the “2015 Plan”)
•
Savara Inc. Stock Option Plan (the “2008 Plan”)
•
2021 Inducement Equity Incentive Plan (the "2021 Inducement Plan”)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,232,879	$2.55	1,061,102
Equity compensation plans not approved by security holders	2,888,438	$1.97	270,592
Total (2),(3)	13,121,317	$2.42	1,331,694

(1)
The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(2)
Includes 7,242,443 shares issuable upon the exercise of outstanding options granted under the 2015 Plan, 2,228,438 shares issuable upon the exercise of outstanding options granted under the 2021 Inducement Plan, and 162,186 shares issuable upon the exercise of outstanding options granted under the 2008 Plan.
(3)
Includes 2,828,250 shares issuable upon the vesting of RSUs granted under the 2015 Plan and 660,000 shares issuable upon the vesting of RSUs granted under the 2021 Inducement Plan.

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

(1)
Financial Statements. The following report of RSM US LLP and financial statements:
•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets as of December 31, 2023 and 2022
•
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022
•
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022
•
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
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
4.2

Warrant to Purchase Shares of Common Stock of the Registrant issued to Life Science Loans II, LLC on April 28, 2017 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2017.)

4.3

Warrant to Purchase Shares of Common Stock of the Registrant issued to Silicon Valley Bank on April 28, 2017 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2017.)

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

4.19		Description of Registered Securities (Incorporated by reference to Exhibit 4.25 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020.)
4.20		Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2021.)
4.21		Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2023).
10.1

Loan and Security Agreement, dated April 28, 2017, among Savara Inc., Aravas Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2017.)

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
10.16

Form of Non-Statutory Stock Option Agreement – Under the 2021 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022.)

10.17

Form of Restricted Stock Unit Agreement (Inducement Award) – Under the 2021 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022.)

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

10.25		Form of Warrant Repurchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2021.)
10.26	+

Master Services Agreement by and between Savara Inc. and Parexel International (IRL) Limited, effective January 6, 2021 (Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2021.)

10.27	+

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

10.29

Amended and Restated Executive Employment Agreement, dated December 13, 2022, between Savara Inc. and Matthew Pauls (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2022.)

10.30

Amended and Restated Executive Employment Agreement, dated December 13, 2022, between Savara Inc. and David Lowrance (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2022.)

10.31	+

Amendment No. 1 to the Manufacture and Supply Agreement, dated December 7, 2022 entered into by and between Savara ApS and GEMABIOTECH SAU (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2023.)

10.32

Executive Employment Agreement, dated November 10, 2022, between Savara Inc. and Raymond D. Pratt, M.D. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2023.)

10.33

Executive Employment Agreement, dated February 13, 2023, between Savara Inc. and Rob Lutz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2023.)

10.34		Lease Agreement, dated July 7, 2021, between Savara Inc. and 1717 OSSRE, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2023.)
10.35

First Amendment to Lease Agreement, dated February 28, 2023, between Savara Inc. and 1717 OSSRE, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2023.)

10.36	+	Amendment No. 2 to the Manufacture and Supply Agreement, dated December 13, 2023 entered into by and between Savara ApS GEMABIOTECH SAU.
21.1		List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2023.)
23.1		Consent of RSM US LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney included on page 65 of this Form 10-K
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	**	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97		Clawback Policy
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)
	#	Indicates management contract or compensatory plan
	+	Indicates confidential treatment has been granted to certain portions of this exhibit, which portions have been omitted and filed separately with the SEC.
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

Savara Inc.

Date: March 7, 2024	By:	/s/ Matthew Pauls
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

Name	Title	Date

/s/ Matthew Pauls	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	March 7, 2024
Matthew Pauls

/s/ Dave Lowrance	Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	March 7, 2024
Dave Lowrance

/s/ David Ramsay	Director	March 7, 2024
David Ramsay

/s/ Joseph McCracken	Director	March 7, 2024
Joseph McCracken

/s/ Nevan Elam	Director	March 7, 2024
Nevan Elam

/s/ Rick Hawkins	Director	March 7, 2024
Rick Hawkins

/s/ An Van Es-Johansson	Director	March 7, 2024
An Van Es-Johansson

/s/ Ricky Sun	Director	March 7, 2024
Ricky Sun

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Savara Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Savara Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

During 2023, the Company incurred $44.2 million of research and development expenses. The Company recorded an accrued liability of $2.2 million for expenses incurred but not yet invoiced, and a prepaid expense of $2.2 million for payments made to vendors in excess of costs incurred.

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

Our audit procedures related to the Company’s accrued research and development costs included the following among others:

•
We evaluated, on a sample basis, the reasonableness of management’s methods and assumptions used in developing the accrued or prepaid research and development costs by:

(1)
Agreeing key milestones and completion terms, activities, timing, and costs per management provided schedules to signed and executed CMO and CRO contracts,
(2)
Obtaining evidence from third parties of the research and development activities performed for significant clinical trials and contract manufacturing services,
(3)
Inquiring of financial and clinical personnel on the status of the clinical trials, progress to completion of clinical trials, method of allocating contractual charges to specific tasks performed during the clinical trials, and the status of change orders, and
(4)
Performing a comparison of current quarterly and annual results compared to prior quarter and prior year to assess the historical accuracy of management’s analysis.

/s/ RSM US LLP

We have served as the Company’s auditor since 2019.

Austin, Texas

March 7, 2024

Savara Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$26,585	$52,100
Short-term investments	135,734	73,776
Prepaid expenses and other current assets	3,628	3,078
Total current assets	165,947	128,954
Property and equipment, net	270	51
In-process R&D	10,960	10,656
Other non-current assets	387	116
Total assets	$177,564	$139,777
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,504	$1,334
Accrued expenses and other current liabilities	7,093	4,533
Total current liabilities	10,597	5,867
Long-term liabilities:
Long-term debt	26,348	26,078
Other long-term liabilities	247	54
Total liabilities	37,192	31,999
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized as of December 31, 2023 and 2022, respectively; 138,143,545 and 114,046,345 shares issued and outstanding as of December 31, 2023 and 2022, respectively	140	116
Additional paid-in capital	533,872	446,938
Accumulated other comprehensive loss	(271)	(605)
Accumulated deficit	(393,369)	(338,671)
Total stockholders' equity	140,372	107,778
Total liabilities and stockholders' equity	$177,564	$139,777

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share amounts)

	Years ended December 31,
	2023	2022
Operating expenses:
Research and development	$44,262	$27,879
General and administrative	15,668	10,929
Depreciation and amortization	77	31
Total operating expenses	60,007	38,839
Loss from operations	(60,007)	(38,839)
Other income (expense), net:
Interest income (expense), net	4,436	(88)
Foreign currency exchange gain (loss)	76	(19)
Tax credit income	797	796
Total other income (expense), net	5,309	689
Net loss	$(54,698)	$(38,150)
Net loss per share:
Basic and diluted	$(0.33)	$(0.25)
Weighted-average common shares outstanding:
Basic and diluted	165,204,652	152,771,817
Other comprehensive income (loss):
Gain (loss) on foreign currency translation	133	(648)
Unrealized gain on short-term investments	201	38
Total comprehensive loss	$(54,364)	$(38,760)

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2023 and 2022

(in thousands, except share amounts)

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance on December 31, 2021	114,036,892	$116	$444,898	$(300,521)	$5	$144,498
Issuance of common stock upon exercise of stock options	2,344	—	2	—	—	2
Issuance of common stock for settlement of RSUs	9,125	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(2,016)	—	(3)	—	—	(3)
Stock-based compensation	—	—	2,041	—	—	2,041
Foreign exchange translation adjustment	—	—	—	—	(648)	(648)
Unrealized gain on short-term investments	—	—	—	—	38	38
Net loss	—	—	—	(38,150)	—	(38,150)
Balance on December 31, 2022	114,046,345	$116	$446,938	$(338,671)	$(605)	$107,778
Issuance of common stock and pre-funded warrants in registered direct offering, net of offering cost (1)	21,000,000	21	74,853	—	—	74,874
Issuance of common stock upon exercise of stock options	245,786	—	283	—	—	283
Issuance of common stock for settlement of RSUs	1,062,000	1	(1)	—	—	—
Repurchase of shares for minimum tax withholdings	(282,097)	—	(1,208)	—	—	(1,208)
Issuance of common stock upon at the market offerings, net	2,071,511	2	8,829	—	—	8,831
Stock-based compensation	—	—	4,178	—	—	4,178
Foreign exchange translation adjustment	—	—	—	—	133	133
Unrealized gain on short-term investments	—	—	—	—	201	201
Net loss	—	—	—	(54,698)	—	(54,698)
Balance on December 31, 2023	138,143,545	$140	$533,872	$(393,369)	$(271)	$140,372

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

Savara Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(54,698)	$(38,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77	31
Amortization of right-of-use assets	98	136
Foreign currency gain (loss)	(76)	19
Amortization of debt issuance costs	271	334
(Accretion on discount)/amortization on premium to short-term investments	(4,984)	75
Stock-based compensation	4,178	2,041
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(456)	1,336
Non-current assets	(12)	(57)
Accounts payable and accrued expenses and other current liabilities	4,541	(319)
Net cash used in operating activities	(51,061)	(34,554)
Cash flows from investing activities:
Purchase of property and equipment	(296)	(9)
Purchase of available-for-sale securities, net	(194,220)	(89,415)
Maturity of available-for-sale securities	137,400	130,793
Sale of available-for-sale securities, net	—	11,276
Net cash provided by (used in) investing activities	(57,116)	52,645
Cash flows from financing activities:
Repayment of long-term debt (1)	—	(26,350)
Proceeds from long-term debt, net (1)	—	26,438
Issuance of common stock and pre-funded warrants in registered direct offering, net of offering costs	74,874	—
Issuance of common stock upon at the market offerings, net	8,831	—
Proceeds from exercise of stock options	283	2
Repurchase of shares for minimum tax withholdings	(1,208)	(3)
Net cash provided by financing activities	82,780	87
Effect of exchange rate changes on cash and cash equivalents	(118)	(90)
Increase (decrease) in cash and cash equivalents	(25,515)	18,088
Cash and cash equivalents beginning of period	52,100	34,012
Cash and cash equivalents end of period	$26,585	$52,100

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,040	$1,614

(1)
As discussed in Note 7. Debt Facility, the Amended Loan Agreement (as defined herein) executed on April 21, 2022 was accounted for as a modification. The Company used the proceeds from the Amended Loan Agreement to repay the outstanding amounts under the Loan Agreement from Silicon Valley Bank.

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. The Company’s sole program, molgramostim nebulizer solution (“molgramostim”), a novel inhaled biologic, is a granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). The Company and its wholly-owned subsidiaries operate in one segment with its principal office in Langhorne, Pennsylvania, though a significant portion of employees work remotely.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company are stated in U.S. dollars. These financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements of the Company’s wholly-owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated other comprehensive loss. All intercompany transactions and accounts have been eliminated in consolidation.

Liquidity

As of December 31, 2023, the Company had an accumulated deficit of approximately $393.4 million. The Company used cash from operations of approximately $51.1 million for the year ended December 31, 2023. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

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

The Company had cash and cash equivalents of $26.6 million and short-term investments of $135.7 million as of December 31, 2023, which is sufficient to fund the Company's operations for the twelve months subsequent to the issuance date of its consolidated financial statements for the year ended December 31, 2023. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company may need to reevaluate its long-term operating plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Short-term Investments

The Company has classified its investments in debt securities with readily determinable fair value as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of Accumulated other comprehensive loss within stockholders’ equity.

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

Leases

The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset's economic benefits in accordance with ASU 2016-02, Leases (Topic 842), as codified in ASC 842, Leases. Lease right-of-use assets and liabilities are initially recorded on the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. Leases may include renewal, purchase, or termination options that can extend or shorten the term of the lease. The exercise of those options is at the Company's sole discretion and is evaluated at inception and throughout the contract to determine if a modification of the lease term is required.

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

Recent Accounting Pronouncements

In December 2023, the FASB issues ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures effective for public business entities for annual periods beginning after Dec. 15, 2024. The Company is currently reviewing ASU 2023-09 and its impact on our consolidated financial statements.

In November 2023, the FASB issues ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 is effective for public entities fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently reviewing ASU 2023-07 and its impact on our consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses, consisted of (in thousands):

	December 31,
	2023	2022
Prepaid contracted research and development costs	$2,167	$1,822
R&D tax credit receivable	814	792
VAT receivable	191	162
Prepaid insurance	176	231
Deposits and other	280	71
Total prepaid expenses and other current assets	$3,628	$3,078

Prepaid Contracted Research and Development Costs

As of December 31, 2023, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for molgramostim for the treatment of aPAP and for CMC related activities. This includes prepaid amounts paid under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of December 31, 2023. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2022, the Company generated a Danish tax credit of $0.8 million which was received in the fourth quarter of 2023. During the year ended December 31, 2023, the Company generated a Danish tax credit of $0.8 million which is expected to be received in the fourth quarter of 2024.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities, consisted of (in thousands):

	December 31,
	2023	2022
Accrued compensation	$4,046	$2,365
Accrued contracted research and development costs	2,166	1,322
Accrued general and administrative costs	738	782
Lease liability	143	64
Total accrued expenses and other current liabilities	$7,093	$4,533

Accrued Compensation

As of December 31, 2023, Accrued compensation includes amounts to be paid to employees for salary, vacation and non-equity performance-based compensation. At the end of any period, the amount accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

Accrued Contracted Research and Development Costs

As of December 31, 2023, Accrued contracted research and development costs are primarily comprised of costs associated with molgramostim for the treatment of aPAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

5. Short-term Investments

Short-term Investments in Available-for-Sale Securities

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$135,541	$194	$(1)	$135,734
Total short-term investments (*)	$135,541	$194	$(1)	$135,734

As of December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$73,784	$8	$(16)	$73,776
Total short-term investments (*)	$73,784	$8	$(16)	$73,776

* Designated custodial institution, U.S. Bank, N.A.

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of Accumulated other comprehensive loss in the consolidated balance sheet. Classification as short-term or long-term is based upon whether the maturity of the debt securities is less than or greater than twelve months.

There were no significant realized gains or losses related to investments for the years ended December 31, 2023 and 2022.

6. Property and Equipment, Net

Property and equipment, net consisted of (in thousands):

	December 31,
	2023	2022
Research and development equipment	$1,102	$1,102
Equipment	737	666
Furniture and fixtures	110	61
Leasehold improvements	333	145
Total property and equipment	2,282	1,974
Less accumulated depreciation	(2,012)	(1,923)
Property and equipment, net	$270	$51

Depreciation expense for the years ended December 31, 2023 and 2022 was minimal, respectively.

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

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,
2024	$—
2025	—
2026	17,667
2027	9,562
Total future minimum payments	27,229
Unamortized end of term charge	(482)
Debt issuance costs	(366)
Debt discount related to warrants	(33)
Total debt	26,348
Current portion of long-term debt	—
Long-term debt	$26,348

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

The fair value of these instruments as of December 31, 2023 and 2022 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2023
Cash equivalents (*):
U.S. Treasury money market funds	$17,270	$—	$—	$17,270
Short-term investments (*):
U.S. government securities	135,734	—	—	135,734
As of December 31, 2022
Cash equivalents (*):
U.S. Treasury money market funds	$48,804	$—	$—	$48,804
Short-term investments (*):
U.S. government securities	73,776	—	—	73,776

* Designated custodial institution, U.S. Bank, N.A.

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the years ended December 31, 2023 and 2022.

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

As of December 31, 2023, the Company had IPR&D of approximately $11.0 million. For the years ended December 31, 2023 and 2022, the Company experienced an increase of approximately $0.3 million and a decrease of approximately $0.6 million, respectively, in the carrying value of IPR&D, which was due to foreign currency translation.

9. Stockholders’ Equity

Registered Direct Offering of Common Stock

On July 17, 2023, the Company sold (i) an aggregate of 21,000,000 shares of the Company’s common stock (the “Common Stock”) for $3.00 per share which represented a 1% premium over the closing price on that date and (ii) pre-funded warrants to purchase an aggregate of 5,666,667 shares of Common Stock at an exercise price of $0.001 per share (the “2023 Pre-Funded Warrants”) for $2.999 per warrant pursuant to a Registered Direct Offering (the “July 2023 Offering”). The Common Stock and 2023 Pre-Funded Warrants were offered by the Company pursuant to its existing shelf registration statement (File No. 333-257709) filed with the SEC on July 6, 2021 and declared effective on July 16, 2021 (the "Registration Statement").

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

The July 2023 Offering resulted in net proceeds to the Company of approximately $74.9 million, after deducting final underwriting discounts, commissions and offering expenses, as follows (in thousands):

Financial instruments	Proceeds
Common stock	$63,000
2023 Pre-funded Warrants	16,994
Total	79,994
Offering expenses	(5,120)
Net proceeds	$74,874

Evercore Common Stock Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore Group L.L.C. (“Evercore”), as sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $60 million. The Agreement was effective on July 16, 2021, the date the Registration Statement was declared effective by the SEC. The Shares will be offered and sold pursuant to the Registration Statement. Subject to the terms and conditions of the Sales Agreement, Evercore will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the year ended December 31, 2023, the Company sold 2,071,511 shares of common stock under the Evercore Sales Agreement resulting in net proceeds of $8.8 million.

Common Stock

The Company’s amended and restated certificate of incorporation, as amended, authorizes the Company to issue 301 million shares of capital stock, consisting of 300 million shares of common stock with $0.001 par value per share and one million shares of preferred stock with $0.001 par value per share.

The following is a summary of the Company’s common stock at December 31, 2023 and 2022:

	December 31
	2023	2022
Common stock authorized	300,000,000	300,000,000
Common stock outstanding	138,143,545	114,046,345

The Company’s shares of common stock reserved for issuance as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
2021 Pre-funded Warrants	32,175,172	32,175,172
2023 Pre-funded Warrants	5,666,667	—
Stock options outstanding	9,633,067	7,933,184
Issued and non-vested RSUs	3,488,250	1,942,250
Total shares reserved	57,596,486	48,683,936

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of December 31, 2023:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
October 2024	775,000	$0.01
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	43,622,376	$0.001
	44,475,169

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$54	$(49)	$5
Change	(648)	38	(610)
Balance, December 31, 2022	$(594)	$(11)	$(605)
Change	133	201	334
Balance, December 31, 2023	$(461)	$190	$(271)

10. Commitments

Operating Leases

The Company is obligated under an operating lease, as amended, for commercial real estate located in Langhorne, Pennsylvania, the Company’s headquarters. On February 28, 2023, the Company entered into the first amendment (the “Lease Amendment”) to its existing lease agreement, dated July 7, 2021 and which originally commenced on October 1, 2021. The Lease Amendment commenced on July 1, 2023, continues through June 30, 2026, or an additional thirty-six months, expands the existing office space, and increases the average monthly rent to an average of approximately $14.5 thousand, paid over monthly installments during the Lease Amendment term.

As of December 31, 2023, the carrying value of the right-of-use assets for the operating lease was $0.4 million, which is reflected in Other non-current assets and the carrying value of the lease liabilities for the operating lease increased to $0.4 million, of which approximately $0.2 million related to the current portion of the lease liabilities is recorded in Accrued expenses and other current liabilities and approximately $0.2 million related to the non-current portion of the lease liabilities is recorded in Other long-term liabilities.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2023 (in thousands):

Year ending December 31,
2024	$143
2025	160
2026	87
Total future minimum lease payments	$390
Less imputed interest	(46)
Total	$344

Operating cash flows from operating leases	$120
Weighted-average remaining lease term (in months) - operating leases	30
Weighted-average discount rate - operating leases	7.8%

Manufacturing and Other Commitments and Contingencies

The Company is subject to various royalties and manufacturing and development payments related to its product candidate, molgramostim. Under a manufacture and supply agreement with the active pharmaceutical ingredients (“API”) manufacturer for molgramostim, as amended on December 7, 2022 and December 13, 2023, Savara must make certain payments to the API manufacturer upon achievement of the milestones outlined in the table set forth below. Additionally, upon first receipt of marketing approval by Savara from a regulatory authority in a country for a product containing the API for therapeutic use in humans and ending the earlier of (i) ten (10) years thereafter or (ii) the date a biosimilar of such product is first sold in such country, Savara shall pay the API manufacturer a royalty equal to low-single digits of the net sales in that country.

Additionally, the Company is subject to a purchase requirement under which for ten years following the date of receipt of approval by a regulatory authority of the first regulatory filing for the marketing and sale of the first molgramostim product in any country, each year, the Company will purchase from the API manufacturer the API required to produce a percentage of such molgramostim product it sells (the “Purchase Requirement”); provided, however, that the Purchase Requirement will no longer apply if (i) the price charged by the API manufacturer exceeds a certain price charged by an alternative supplier, (ii) there is a shortage of supply, or (iii) API manufacturer at any time fails to materially fulfill a purchase order of the Company.

Similarly, the Company may become subject to additional milestone payments for the achievement of certain manufacturing protocols of molgramostim pursuant to a services agreement with a second source product manufacturer, as well as, an integrated contract research and CDMO, pursuant to a service agreement, serving as an additional source of manufacturing of molgramostim drug substances. As of December 31, 2023, the Company had no significant obligations for any such milestone payments to either of these additional source product manufacturers.

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the manufacturer of the nebulizer used to administer molgramostim. The change in the amount of the milestone payments from December 31, 2022 to December 31, 2023 was related to foreign currency translation fluctuations. In addition to these milestones, the Company will owe a royalty of three-and one-half percent (3.5%) to the manufacturer of the nebulizer based on net sales.

Manufacturing, Development, and Other Contingent Milestone Payments (in thousands):

December 31, 2023
Molgramostim manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of molgramostim	$1,300
Molgramostim nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer molgramostim	552
Total manufacturing and other commitments	$1,852

The milestone commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of December 31, 2023.

Contract Research

On March 5, 2021, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA-2 pivotal trial. Under that work order and subsequent change orders, the Company will pay Parexel service fees and pass-through expenses estimated to be approximately $41.5 million over the course of the IMPALA-2 pivotal clinical trial.

Risk Management

The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to these risks to an acceptable level.

Employment Agreements

On December 8, 2020, the Company entered into an employment agreement with the CEO, as amended and restated on December 13, 2022, whereby the CEO is entitled to payments and benefits upon certain events. Upon (i) termination without cause, (ii) termination due to the CEO’s death or disability, or (iii) the CEO’s resignation for good reason, the CEO is entitled to receive (i) a lump sum payment equal to 18 months of base salary, (ii) a lump sum payment equal to 100% of his target bonus, (iii) a pro-rated portion of the unpaid target bonus based upon the number of days he was employed by the Company during the relevant performance period, (iv) reimbursement for continued coverage under medical benefit plans for 18 months or until covered under a separate plan from another employer, and (v) the immediate and full vesting of outstanding non-vested Company equity awards. Additionally, all of the CEO’s outstanding stock options will be exercisable through the earlier of (x) the 18 month anniversary of the termination date or (y) the original expiration date.

Upon a termination other than for cause, death or disability or resignation for good reason within three months prior to or 12 months following a change in control, the CEO is entitled to receive (i) a lump sum payment of an amount equal to 24 months of base salary, (ii) 100% of the unpaid target bonus, (iii) a pro-rated portion of the unpaid target bonus based on the number of days he was employed by the Company during the relevant performance period, (iv) reimbursement for continued coverage under medical benefit plans for 24 months or until covered under a separate plan from another employer, and (v) the immediate and full vesting of outstanding non-vested Company equity awards. Additionally, all of the CEO’s outstanding stock options will be exercisable through the earlier of (x) the 24-month anniversary of the termination date or (y) the original expiration date.

Each of the Company’s Chief Financial & Administrative Officer (“CFO”), Chief Medical Officer (“CMO”) and Chief Operating Officer ("COO") is entitled to payments and benefits if the CFO, CMO or COO, respectively, is (i) terminated without cause, (ii) terminated due to the CFO, CMO, or CCO's death or disability, or (iii) resigns for good reason, which includes (i) a lump sum payment equal to 12 months of base salary and a pro-rated portion of their unpaid bonus, (ii) reimbursement for continued coverage under medical benefit plans for 12 months or until covered under a separate plan from another employer, and (iii) accelerated vesting of outstanding non-vested Company equity awards equal to 12 months. Upon a termination other than for cause, death or disability or resignation for good reason within three months prior to or 12 months following a change in control, the CFO, CMO and COO is entitled to receive (i) a lump sum payment of an amount equal to 18 months of base salary, plus 100% of their target bonus, plus a pro-rated portion of their unpaid target bonus, (ii) a lump sum payment equal to the amount required to continue coverage under medical benefit plans for 18 months, and (iii) the immediate and full vesting of outstanding non-vested options at the time of such termination.

11. Related Parties

As an investor with the right to designate a member of the Company’s board of directors, Bain Capital Life Sciences Fund II, L.P., BCIP Life Sciences Associates, LP and their affiliates (collectively "Bain") has significant influence over the Company and is thereby considered a related party.

Pursuant to the July 2023 Offering (as further discussed in Note 9. Stockholders' Equity), Bain acquired 5,666,667 of the 2023 Pre-Funded Warrants.

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

2015 Omnibus Incentive Option Plan

The Company operates the 2015 Omnibus Incentive Plan (the “2015 Plan”), as amended and restated with approval by our stockholders in June 2018 and amended with approval by our stockholders in May 2020 and June 2022. The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units, performance units, shares and other stock-based awards. Share-based awards are subject to terms and conditions established by our board of directors or the compensation committee of our board of directors. As of December 31, 2023, the number of shares of our common stock available for grant under the 2015 Plan was 1,061,102 shares.

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

2021 Inducement Equity Incentive Plan

The Company adopted the 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) with approval by the Company's board of directors in May 2021. The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of December 31, 2023, the number of shares of common stock available for grant under the 2021 Plan was 270,592 shares.

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

C. Fair Value Assumptions for 2015 Plan

The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the years ended December 31, 2023 and 2022:

	2023	2022
Risk-free interest rate	3.37% - 4.80%	2.11% - 3.94%
Expected term (years)	6.06	6.06
Expected volatility	91.2% - 97.84%	88.5% - 97.44%
Dividend yield	0%	0%

D. Stock-Based Award Activity

The following tables provide a summary for stock option and RSU activity for the year ended December 31, 2023:

Stock Options:

	Shares Underlying Option Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2022	7,933,184	$2.08	8.40	$1,440
Granted	2,092,000	3.52	6.15
Exercised	(255,257)	1.25		$610
Expired/cancelled/forfeited	(136,860)	1.29
Outstanding at December 31, 2023	9,633,067	$2.42	7.94	$25,392
Options exercisable at December 31, 2023	4,958,667	$2.52	6.95	$14,231
Vested and expected to vest at December 31, 2023	9,633,067	$2.42	7.94	$25,392

The weighted-average grant date fair values for the Company’s stock options granted during the years ended December 31, 2023 and 2022 were $2.79 per share and $1.13 per share, respectively. The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2023 was $8.2 million, which will be recognized over a weighted-average period of approximately 3.4 years.

During the years ended December 31, 2023 and 2022, the Company did not grant any options to purchase shares of common stock to non-employees. The Company recorded a minimal amount of stock-based compensation expense for options issued to non-employees for the years ended December 31, 2023 and 2022, respectively.

RSUs:

	Shares Underlying Option Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	1,942,250	$1.32
Granted	2,608,000	4.00
Vested	(1,062,000)	1.21
Expired/cancelled/forfeited	—	—
Outstanding at December 31, 2023	3,488,250	$3.36

The total compensation cost related to unvested RSUs not yet recognized as of December 31, 2023 was $10.2 million, which will be recognized over a weighted-average period of 1.8 years.

E. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Research and development	$1,470	$448
General and administrative	2,708	1,593
Total stock-based compensation	$4,178	$2,041

13. Income Taxes

The components of loss before income taxes for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Domestic	$(40,834)	$(29,326)
Foreign	(13,864)	(8,824)
Total	$(54,698)	$(38,150)

The Company did not record a federal tax benefit or expense for the year ended December 31, 2023. The Company recorded no state provision for income taxes for the years ended December 31, 2023 and 2022 due to revenues below the minimum tax threshold. The components of the benefit for income taxes are as follows for the years ended December 31, 2023 and 2022 (in thousands):

December 31,
	2023	2022
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total Current	—	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	—	—
Total income tax expense (benefit)	$—	$—

A reconciliation of the expected income tax results computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Income tax benefit computed at federal statutory tax rate	$(11,487)	$(8,011)
Change in valuation allowance	18,957	4,286
Orphan drug & research credits generated	(6,998)	(1,677)
Impact of foreign operations	(136)	(16)
Foreign deferred tax asset - true up	(1,124)	2,021
Imputed interest	1,309	1,006
Permanent differences	(537)	2,213
Other	16	178
Total	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based upon the Company’s lack of earnings history. During the years ended December 31, 2023 and 2022, the valuation allowance increased by $23.0 million and $3.1 million, respectively.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax liabilities:
ROU assets	$108	$25
Other	783	304
Total deferred tax liabilities	891	329
Deferred tax assets:
Net operating loss carryforwards	44,731	38,969
Intangible assets	1,398	267
Amortization	1,400	1,165
Credit carryforwards	12,965	5,966
Section 174 research and development expenses	11,638	3,663
ROU liabilities	108	25
Depreciation	245	—
Accrued liabilities & other	2,304	1,178
Total deferred tax assets	74,789	51,233
Subtotal	73,898	50,904
Valuation allowance	(73,898)	(50,904)
Net deferred taxes	$—	$—

The Company completed a Section 382 analysis to determine the amount of losses that are currently available for potential offset against future taxable income. Based on the analysis, it was determined that the utilization of the Company's NOLs and tax credit carryforwards generated in tax periods up to and including December 2019 are substantially limited and may result in the expiration of such carryforwards prior to utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders in the stock of a corporation by more than 50 percentage points in the aggregate over a three-year period. Since the Company's formation, it has raised capital through public or private issuance of common stock on several occasions which have ultimately resulted in multiple changes in ownership, as defined by Section 382. As a result of these ownership changes, $47.4 million of NOLs and $15.3 million of research and orphan drug credits have been fully restricted from use and were removed from the ending deferred tax assets and 2021 carryforwards mentioned above. As of December 31, 2023 and 2022, the Company still has $52.4 million and $50.6 million of federal Section 382 NOLs, respectively, which are included in the federal NOL carryforwards below, that are severely limited in future years.

As of December 31, 2023 and 2022, the Company had foreign NOL carryforwards of approximately $96.0 million and $81.8 million, respectively, which have an indefinite carryforward period. After taking the Section 382 limitations discussed into account, as of December 31, 2023 and 2022, the Company had NOLs for federal income tax purposes of approximately $109.4 million and $98.6 million, respectively. Federal NOL carryforwards of $5.2 million begin to expire in 2037, with $104.2 million not having an expiration date. As of December 31, 2023 and 2022, the Company had state NOL carryforwards of approximately $9.5 million and $3.5 million, respectively. The state NOL carryforwards begin to expire in 2038.

As of December 31, 2023 and 2022, the Company also had available research and orphan drug tax credit carryforwards for federal income tax purposes of approximately $12.5 million and $5.2 million, respectively. If not utilized, these carryforwards expire at various dates beginning in 2039. As of December 31, 2023 and 2022, the Company had state research and development tax credit carryforwards of approximately $0.5 million and $0.5 million, respectively, which will begin to expire in 2034 if not utilized.

The Company applies the accounting guidance in ASC 740 Income Taxes related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits. During the years ended December 31, 2023 and 2022, the Company had no interest and penalties related to income taxes.

The Company files income tax returns in the U.S. federal, state, and foreign jurisdictions. As of December 31, 2023, the statute of limitations for assessment by the Internal Revenue Service (“IRS”) is open for the 2019 and subsequent tax years, although carryforward attributes that were generated for tax years prior to then may still be adjusted upon examination by the IRS if they either have been, or will be, used in a future period. The 2018 and subsequent tax years remain open and subject to examination by the state taxing authorities. The 2019 and subsequent tax years remain open and subject to examination by the foreign taxing authorities. There are currently no federal, state, or foreign income tax audits in progress.

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

As of December 31, 2023 and 2022, potentially dilutive securities include:

	Year ended December 31,
	2023	2022
Awards under equity incentive plan	9,633,067	7,933,184
Non-vested restricted shares and restricted stock units	3,488,250	1,942,250
Warrants to purchase common stock	77,793	77,793
Total	13,199,110	9,953,227

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the years ended December 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Year ended December 31,
	2023	2022
Net loss	$(54,698)	$(38,150)
Net loss attributable to common stockholders	$(54,698)	$(38,150)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	$(54,698)	$(38,150)
Weighted-average common shares outstanding, basic and diluted	165,204,652	152,771,817
Basic and diluted EPS	$(0.33)	$(0.25)

15. Subsequent Events

In February 2024, the Company entered into a Master Services Agreement (the “Agreement”) with Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, and Fujifilm Diosynth Biotechnologies U.S.A., Inc. (collectively, “Fujifilm”), pursuant to which Fujifilm will continue to provide development and manufacturing services related to active pharmaceutical ingredient for the Company’s molgramostim product candidate in accordance with the terms of separate scope of work agreements to be entered into by the parties. In conjunction with execution of the Agreement, the Company executed Scope of Work #03 between the parties, under which Fujifilm will perform a manufacturing campaign for Process Performance Qualification of the active pharmaceutical ingredient of molgramostim.

The Agreement includes standard and customary provisions regarding, among other things, confidentiality, intellectual property, limitations on liability, indemnification obligations, compliance with laws, and dispute resolution. The Agreement will continue until it is terminated by the Company or Fujifilm, which either party may do upon three months’ notice if no activities under a scope of work are in process. The Company may terminate activities under a scope of work at any time by providing written notice, subject to the payment of termination fees, as well as payment for services performed and non-cancelable costs. The Agreement and any scope of work may also be terminated by either party due to a material uncured breach by the other party, and Fujifilm may terminate for certain unforeseen technical issues.

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and determined there were no additional events that required disclosure or recognition in these consolidated financial statements.