Form 10-Q
period 2024-03-31
Savara Inc
filed 2024-05-09
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2024, the registrant had 138,188,891 shares of common stock, $0.001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item I. Financial Information

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,785	$26,585
Short-term investments	126,258	135,734
Prepaid expenses and other current assets	3,144	3,628
Total current assets	146,187	165,947
Property and equipment, net	248	270
In-process R&D	10,712	10,960
Other non-current assets	1,148	387
Total assets	$158,295	$177,564
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,853	$3,504
Accrued expenses and other current liabilities	6,957	7,093
Total current liabilities	9,810	10,597
Long-term liabilities:
Long-term debt	26,416	26,348
Other long-term liabilities	208	247
Total liabilities	36,434	37,192
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized as of March 31, 2024 and December 31, 2023; 138,176,641 and 138,143,545 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	140	140
Additional paid-in capital	536,178	533,872
Accumulated other comprehensive loss	(742)	(271)
Accumulated deficit	(413,715)	(393,369)
Total stockholders' equity	121,861	140,372
Total liabilities and stockholders’ equity	$158,295	$177,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2024	2023
Operating expenses:
Research and development	$16,807	$8,738
General and administrative	5,636	3,366
Depreciation and amortization	32	8
Total operating expenses	22,475	12,112
Loss from operations	(22,475)	(12,112)
Other income (expense)
Interest income	1,353	765
Foreign currency exchange gain (loss)	(21)	29
Tax credit income	797	761
Total other income, net	2,129	1,555
Net loss	$(20,346)	$(10,557)
Net loss per share:
Basic and diluted	$(0.11)	$(0.07)
Weighted-average common shares outstanding:
Basic and diluted	182,550,109	152,781,580
Other comprehensive income (loss):
Gain (loss) on foreign currency translation	(220)	130
Unrealized gain (loss) on short-term investments	(251)	14
Total comprehensive loss	$(20,817)	$(10,413)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended March 31, 2024 and 2023

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2023	138,143,545	$140	$533,872	$(393,369)	$(271)	$140,372
Issuance of common stock upon exercise of stock options	31,914	—	51	—	—	51
Issuance of common stock for settlement of RSUs	1,563	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(381)	—	(2)	—	—	(2)
Stock-based compensation	—	—	2,257	—	—	2,257
Foreign exchange translation adjustment	—	—	—	—	(220)	(220)
Unrealized loss on short-term investments	—	—	—	—	(251)	(251)
Net loss	—	—	—	(20,346)	—	(20,346)
Balance on March 31, 2024	138,176,641	$140	$536,178	$(413,715)	$(742)	$121,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

Periods Ended March 31, 2024 and 2023

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2022	114,046,345	$116	$446,938	$(338,671)	$(605)	$107,778
Issuance of common stock upon exercise of options	17,129	—	27	—	—	27
Issuance of common stock for settlement of RSUs	1,813	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(551)	—	(1)	—	—	(1)
Stock-based compensation	—	—	864	—	—	864
Foreign exchange translation adjustment	—	—	—	—	130	130
Unrealized gain on short-term investments	—	—	—	—	14	14
Net loss	—	—	—	(10,557)	—	(10,557)
Balance on March 31, 2023	114,064,736	$116	$447,828	$(349,228)	$(461)	$98,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(20,346)	$(10,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	8
Amortization of right-of-use assets	35	15
Foreign currency gain (loss)	21	(29)
Amortization of debt issuance costs	68	68
Accretion on premium to short-term investments	(1,370)	(924)
Stock-based compensation	2,257	864
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	243	261
Non-current assets	(814)	(756)
Accounts payable and accrued expenses and other current liabilities	(770)	(976)
Net cash used in operating activities	(20,644)	(12,026)
Cash flows from investing activities:
Purchase of property and equipment	(10)	(4)
Purchase of available-for-sale securities, net	(30,697)	(30,091)
Maturity of available-for-sale securities	41,500	24,000
Net cash provided by (used in) investing activities	10,793	(6,095)
Cash flows from financing activities:
Proceeds from exercise of stock options, net	51	27
Repurchase of shares for minimum tax withholdings	(2)	(1)
Net cash provided by financing activities	49	26
Effect of exchange rate changes on cash and cash equivalents	2	(21)
Decrease in cash and cash equivalents	(9,800)	(18,116)
Cash and cash equivalents beginning of period	26,585	52,100
Cash and cash equivalents end of period	$16,785	$33,984

Supplemental disclosure of cash flow information:
Cash paid for interest	$536	$464

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. The Company’s sole program, molgramostim nebulizer solution (“molgramostim”), a novel inhaled biologic, is a granulocyte-macrophage colony-stimulating factor in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). The Company and its wholly-owned domestic and foreign subsidiaries operate in one segment with its principal office in Langhorne, Pennsylvania, though a significant portion of employees work remotely.

Since inception, Savara has devoted its efforts and resources to identifying and developing its product candidates, recruiting personnel, and raising capital. Savara has incurred operating losses and negative cash flow from operations and has no product revenue from inception to date. The Company has not yet commenced commercial operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments that are necessary to fairly present the statements of financial position, operations and cash flows for the periods presented. The results of operations for interim periods shown in this report are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted from these condensed consolidated financial statements, as permitted by rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The Company believes the disclosures made in these condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these condensed consolidated financial statements be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements. There have been no changes to the Company's significant accounting policies since the date of those financial statements.

Principles of Consolidation

The interim condensed consolidated financial statements of the Company are stated in U.S. dollars and are prepared under U.S. GAAP. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements of the Company’s wholly-owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated other comprehensive loss in the condensed consolidated balance sheet. All intercompany transactions and accounts have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2023 has been derived from the Company's audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

Liquidity

As of March 31, 2024, the Company had an accumulated deficit of approximately $413.7 million. The Company used cash in operating activities of approximately $20.6 million during the three months ended March 31, 2024. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

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

The Company’s cash and cash equivalents of $16.8 million and short-term investments of $126.3 million as of March 31, 2024 are sufficient to fund the Company’s operations for at least the next twelve months subsequent to the issuance date of these condensed consolidated financial statements. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company will need to reevaluate its long-term operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, risks related to the successful discovery and development of drug candidates, raising additional capital, development of competing drugs and therapies, protection of proprietary technology, and market acceptance of the Company’s product. As a result of these and other factors and the related uncertainties, there can be no assurance of the Company’s future success.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid contracted research and development costs	$1,566	$2,167
R&D tax credit receivable	796	814
Prepaid insurance	133	176
VAT receivable	146	191
Deposits and other	503	280
Total prepaid expenses and other current assets	$3,144	$3,628

Prepaid Contracted Research and Development Costs

As of March 31, 2024, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for molgramostim for the treatment of aPAP. This includes prepaid amounts paid under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of March 31, 2024. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2023, the Company generated a Danish tax credit of $0.8 million, which is included in Prepaid expenses and other current assets and is expected to be received in the fourth quarter of 2024. During the three months ended March 31, 2024, the Company generated a Danish tax credit of $0.8 million, which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2025.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$757	$4,046
Accrued contracted research and development costs	4,355	2,166
Accrued general and administrative costs	1,698	738
Lease liability	147	143
Total accrued expenses and other current liabilities	$6,957	$7,093

Accrued Compensation

As of March 31, 2024, Accrued compensation includes amounts to be paid to employees for salary, bonuses, vacation and non-equity performance-based compensation. At the end of any period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

Accrued Contracted Research and Development Costs

As of March 31, 2024, Accrued contracted research and development costs are primarily comprised of costs associated with molgramostim for the treatment of aPAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$126,319	$22	$(83)	$126,258
Total short-term investments	$126,319	$22	$(83)	$126,258

As of December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$135,541	$194	$(1)	$135,734
Total short-term investments	$135,541	$194	$(1)	$135,734

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

There were no significant realized gains or losses related to investments for the three months ended March 31, 2024 and 2023.

6. Long-term Debt

On April 21, 2022, the Company and its subsidiary, Aravas Inc. (“Aravas”) entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”), as co-borrowers, and Silicon Valley Bank, as lender (the “Lender”) which provides for a $26.5 million term loan facility.

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

The loan bears interest at a floating rate equal to the greater of (i) 3% and (ii) the prime rate reported in The Wall Street Journal, minus a spread of 0.5%. The Company is obligated to pay customary closing fees and a final payment of 2.75% of the principal amount advanced under the facility. The Company may prepay the loan in whole or in part at any time, subject to a prepayment fee of 1.0% if prepaid between the first and second anniversaries of the closing date. Following the second anniversary, there is no prepayment fee.

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

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,	March 31, 2024	December 31, 2023
2024	$—	$—
2025	—	—
2026	17,667	17,667
2027	9,562	9,562
Total future minimum payments	27,229	27,229
Unamortized end of term charge	(445)	(482)
Debt issuance costs	(338)	(366)
Debt discount related to warrants	(30)	(33)
Total debt	26,416	26,348
Current portion of long-term debt	—	—
Long-term debt	$26,416	$26,348

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

During the three months ended March 31, 2024 and 2023, the Company experienced a decrease of approximately $0.2 million and an increase of approximately $0.2 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

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

The fair value of these instruments as of March 31, 2024 and December 31, 2023 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2024
Cash equivalents:
U.S. Treasury money market funds	$16,027	$—	$—	$16,027
Short-term investments:
U.S. government securities	126,258	—	—	126,258

As of December 31, 2023
Cash equivalents:
U.S. Treasury money market funds	$17,270	$—	$—	$17,270
Short-term investments:
U.S. government securities	135,734	—	—	135,734

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the three months ended March 31, 2024 and 2023.

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

During the three months ended March 31, 2024 and 2023, the Company did not sell any shares of common stock under the Sales Agreement.

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	March 31, 2024	December 31, 2023
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
2021 Pre-funded Warrants	32,175,172	32,175,172
2023 Pre-funded Warrants	5,666,667	5,666,667
Stock options outstanding	9,794,317	9,633,067
Issued and nonvested RSUs	3,626,687	3,488,250
Total shares reserved	57,896,173	57,596,486

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of March 31, 2024:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
October 2024	775,000	$0.01
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	43,622,376	$0.001
	44,475,169

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(594)	$(11)	$(605)
Change	$133	$201	$334
Balance, December 31, 2023	$(461)	$190	$(271)
Change	$(220)	$(251)	$(471)
Balance, March 31, 2024	$(681)	$(61)	$(742)

9. Commitments and Contingencies

Manufacturing and Other Commitments and Contingencies

The Company is subject to various royalties and manufacturing and development payments related to its product candidate, molgramostim. Under a manufacture and supply agreement with the active pharmaceutical ingredients (“API”) manufacturer for molgramostim, as amended on December 7, 2022 and December 13, 2023, the Company must make certain payments to the API manufacturer upon achievement of the milestones outlined in the table set forth below. Additionally, upon first receipt of marketing approval by the Company from a regulatory authority in a country for a product containing the API for therapeutic use in humans and ending the earlier of (i) ten (10) years thereafter or (ii) the date a biosimilar of such product is first sold in such country, the Company shall pay the API manufacturer a royalty equal to low-single digits of the net sales in that country.

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

Similarly, the Company may become subject to additional milestone payments for the achievement of certain manufacturing protocols of molgramostim pursuant to a services agreement entered into on December 21, 2022 with a second source product manufacturer, as well as, an integrated contract research and Contract development and manufacturing organization, pursuant to a service agreement, serving as an additional source of manufacturing of molgramostim drug substances. As of March 31, 2024, the Company had no significant obligations for any such milestone payments to either of these additional source product manufacturers.

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the manufacturer of the nebulizer used to administer molgramostim. In addition to these milestones, the Company will owe a royalty of three-and one-half percent (3.5%) to the manufacturer of the nebulizer based on net sales.

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

March 31, 2024
Molgramostim manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of molgramostim	$1,300
Molgramostim nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer molgramostim	540
Total manufacturing and other commitments and contingencies	$1,840

The milestone commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of March 31, 2024.

Further, in February 2024, the Company entered into a master services agreement with an additional second source manufacturer to provide development and manufacturing services related to API for the Company’s molgramostim product candidate in accordance with the terms of separate scope of work agreements to be entered into by the parties and to perform a manufacturing campaign for process performance qualification of the API of molgramostim. Under that master services agreement, work orders and subsequent change orders, the Company is currently obligated to pay the second source manufacturer, in total, estimated fees of $17.2 million of which approximately $1.4 million has been paid and/or accrued through March 31, 2024. These costs are subject to various cancellation fees ranging from ten percent (10%) to one hundred percent (100%) of the cost of the respective activity based upon the timing of the commencement date and status of the activity.

Contract Research

As part of its development of molgramostim for the treatment of aPAP, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA-2 trial. Under that work order and subsequent change orders, the Company will pay Parexel service fees, pass-through expenses, and investigator fees estimated to be approximately $41.5 million over the course of the IMPALA-2 clinical trial.

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

Amended and Restated 2015 Omnibus Incentive Option Plan

The Company operates the Amended and Restated 2015 Omnibus Incentive Plan, as amended and restated with approval by the Company's stockholders in June 2018 and amended with approval by our stockholders in May 2020, June 2022 and June 2023 (the “2015 Plan”). The 2015 Plan provides for the grant of incentive and non-statutory stock options, as well as share appreciation rights, restricted shares, restricted stock units (“RSUs”), performance units, shares, and other stock-based awards. Share-based awards are subject to terms and conditions established by the board of directors or the compensation committee of the board of directors. As of March 31, 2024, the number of shares of common stock available for grant under the 2015 Plan was 1,007,502 shares.

Under both the 2008 Plan and 2015 Plan, stock options typically vest quarterly over four years and expire ten years from the grant date and RSUs typically cliff vest after two years.

2021 Inducement Equity Incentive Plan

The Company adopted the 2021 Inducement Equity Incentive Plan in May 2021 and amended it in September 2021, September 2022, December 2022, March 2023, June 2023 and February 2024 (as amended, the “Inducement Plan”). The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of March 31, 2024, the number of shares of common stock available for grant under the Inducement Plan was 475,592 shares.

Under the Inducement Plan, stock options typically vest quarterly over four years and expire ten years from the grant date and RSUs typically cliff vest after two years.

Stock-Based Awards Activity

The following table provides a summary of stock-based awards activity for the three months ended March 31, 2024:

Stock Options:

Outstanding at December 31, 2023	9,633,067
Granted	195,000
Exercised	(33,750)
Expired/cancelled/forfeited	—
Outstanding at March 31, 2024	9,794,317

The total compensation cost related to non-vested stock options not yet recognized as of March 31, 2024, was $8.3 million, which will be recognized over a weighted-average period of approximately 3.2 years.

RSUs:

Outstanding at December 31, 2023	3,488,250
Granted	140,000
Vested	(1,563)
Forfeited	—
Outstanding at March 31, 2024	3,626,687

The total compensation cost related to unvested RSUs not yet recognized as of March 31, 2024, was $9.3 million, which will be recognized over a weighted-average period of approximately 1.5 years.

Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Research and development	$1,303	$255
General and administrative	954	609
Total stock-based compensation	$2,257	$864

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three months ended March 31,
	2024	2023
Awards under equity incentive plan	9,794,317	8,439,119
Non-vested restricted shares and restricted stock units	3,626,687	2,140,437
Warrants to purchase common stock(*)	77,793	77,793
Total	13,498,797	10,657,349

* Pre-funded warrants are excluded herein.

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Three months ended March 31,
	2024	2023
Net loss	$(20,346)	$(10,557)
Net loss attributable to common stockholders	(20,346)	(10,557)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(20,346)	(10,557)
Weighted-average common shares outstanding, basic and diluted	182,550,109	152,781,580
Basic and diluted EPS	$(0.11)	$(0.07)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions, and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following: the ability to project future cash utilization and reserves needed for contingent future liabilities and business operations, the risks associated with the process of conducting clinical trials and developing, obtaining regulatory approval for and commercializing drug candidates that are safe and effective for use as human therapeutics, the timing and ability to raise additional capital as needed to fund continued operations, natural disasters, pandemics, geopolitical events (including the war between Russia and Ukraine and the war in the Middle East), and those discussed in the section entitled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission ("SEC") on March 7, 2024, all of which are difficult to predict.

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

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our sole program, molgramostim, is an inhaled biologic, specifically, inhaled granulocyte-macrophage colony-stimulating factor in Phase 3 development for aPAP. Savara, together with its wholly-owned subsidiaries, which include Aravas Inc. and Savara ApS, operate in one segment with its principal office in Langhorne, Pennsylvania as of March 31, 2024, though a majority of our employees work remotely.

Since inception, we have devoted our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to March 31, 2024, we have raised net cash proceeds of approximately $476.7 million, primarily from public offerings of our common stock, private placements of convertible preferred stock, and debt financings.

We have never been profitable and have incurred operating losses every year since inception. Our net losses for the three months ended March 31, 2024 and 2023 were $20.3 million and $10.6 million, respectively, and the net loss for the year ended December 31, 2023 was $54.7 million. As of March 31, 2024, we had an accumulated deficit of approximately $413.7 million. Our operating losses primarily resulted from expenses attributed to our research and development programs and from general and administrative costs associated with our operations.

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

As of March 31, 2024, we had cash and cash equivalents of $16.8 million and short-term investments of $126.3 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

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

General and Administrative Expenses

G&A expenses consist primarily of salaries, benefits, and related costs for personnel in executive, finance and accounting, legal, and investor relations; as well as professional and consulting fees for accounting, legal, investor relations, business development, human resources, and information technology services. Other G&A expenses include facility lease and insurance costs.

Other Income (Expense), Net

Other income (expense) includes amortization expense related to capitalized debt issuance costs and debt discount under our Amended Loan Agreement executed with Silicon Valley Bank during April 2022 (the “Amended Loan Agreement”). Refer to Note 6. Long-term Debt in the notes to the condensed consolidated financial statements included in this Quarterly Report. Interest expense is typically reported net of interest income which includes interest earned on our cash, cash equivalent, and short-term investment balances. Other income (expense) also includes net unrealized and realized gains and losses from foreign currency transactions, foreign exchange derivatives not designated as hedging, refundable tax credits generated by some of our foreign subsidiaries, and securities subject to fair value accounting as well as any other non-operating gains and losses.

Critical Accounting Policies and Estimates

There have not been any material changes during the three months ended March 31, 2024, to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2023, for further description of our critical accounting policies.

Results of Operations – Comparison of Three Months Ended March 31, 2024 and 2023

	For the Three Months Ended March 31,		Dollar
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$16,807	$8,738	$8,069
General and administrative	5,636	3,366	2,270
Depreciation and amortization	32	8	24
Total operating expenses	22,475	12,112	10,363
Loss from operations	(22,475)	(12,112)	(10,363)
Other income, net	2,129	1,555	574
Net loss	$(20,346)	$(10,557)	$(9,789)

Research and Development

Research and development expenses increased by $8.1 million, or 92.3%, to $16.8 million for the three months ended March 31, 2024 from $8.7 million for the three months ended March 31, 2023. This increase is primarily due to the performance of tasks related to our molgramostim program, which includes approximately $4.3 million of costs related to our chemistry, manufacturing, and controls activities, primarily driven by initiatives at our second drug substance manufacturers, $1.0 million of costs related to our IMPALA-2 trial, including CRO-related activities, $0.6 million of costs related to regulatory affairs and quality assurance, and $2.2 million due to an increase in personnel and related costs.

General and Administrative

General and administrative expenses increased by $2.3 million, or 67.4%, to $5.6 million for the three months ended March 31, 2024 from $3.4 million for the three months ended March 31, 2023. The increase is due to personnel and related costs of $0.6 million, certain commercial activities of $1.1 million, and other overhead of $0.6 million primarily driven by patient advocacy activities.

Other Income, Net

Other income, net increased by $0.6 million to $2.1 million for the three months ended March 31, 2024 from $1.6 million for the three months ended March 31, 2023. The increase is primarily related to the increase in Interest income during the three months ended March 31, 2024 as a result of both an increase in our short-term investments following various equity financings and an increase in market interest rates.

Liquidity and Capital Resources

As of March 31, 2024, we had $16.8 million of cash and cash equivalents, $126.3 million in short-term investments, and an accumulated deficit of approximately $413.7 million. As discussed in Note 6. Long-term Debt in the notes to the condensed consolidated financial statements included in this Quarterly Report, during April 2022, we entered into an Amended Loan Agreement with Silicon Valley Bank that provided for a $26.5 million term loan facility, the proceeds of which were used to refinance all outstanding obligations under our pre-existing loan agreement with Silicon Valley Bank.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(20,644)	$(12,026)
Cash provided by (used in) investing activities	10,793	(6,095)
Cash provided by financing activities	49	26
Effect of exchange rate changes on cash and cash equivalents	2	(21)
Net change in cash and cash equivalents	$(9,800)	$(18,116)

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2024 was $20.6 million, consisting of a net loss of $20.3 million and net $1.3 million in changes due to operating assets and liabilities. This was partially offset by approximately $1.0 million of net noncash charges (comprised of depreciation and amortization including right-of-use assets, accretion on premium to short-term investments, amortization of debt issuance costs, foreign currency, and stock-based compensation).

Cash flows from investing activities

Cash provided by investing activities of $10.8 million for the three months ended March 31, 2024 was primarily associated with proceeds from the maturities of short-term investments partially offset by cash used for purchases of short-term investments.

Cash flows from financing activities

Cash provided by financing activities was minimal for the three months ended March 31, 2024.

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

As of March 31, 2024, we had cash, cash equivalents, and short-term investments of approximately $143.0 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 9. Commitments – Manufacturing and Other Commitments and Contingencies, in the notes to the condensed consolidated financial statements included in this Quarterly Report, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

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

We also have interest rate exposure related to our long-term debt. Refer to Note 6. Long Term Debt of the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q for additional discussion. The Amended Loan Agreement with Silicon Valley Bank bears interest equal to the greater of (i) 3% and (ii) the prime rate reported in The Wall Street Journal, minus a spread of 0.5%, which was 8.0% on March 31, 2024. Changes in the prime rate would have impacted our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on March 31, 2024, were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

We have ongoing operations in Europe and pay those vendors in local currency, including Euros or Danish Krone. At times, we seek to limit the impact of foreign currency fluctuations through the use of derivative instruments and short-term foreign currency forward exchange contracts not designated as hedging instruments. We did not recognize any significant exchange rate losses during the three months ended March 31, 2024 and 2023. A 10% change in the Euro-to-dollar or Krone-to-dollar exchange rate on March 31, 2024, would not have had a material effect on our results of operations or financial condition.

Additionally, inflation generally affects us by increasing our cost of labor, supplies and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administration Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administration Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2024 based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2023, and the risk factors and other cautionary statements contained in our other filings with the SEC, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2023, or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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
10.1+

Master Services Agreement (the “Agreement”), dated February 13, 2024, by and between Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, and Fujifilm Diosynth Biotechnologies U.S.A., Inc. and Savara Inc.

10.2	Savara Inc. 2021 Inducement Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on March 7, 2024).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Indicates portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Savara Inc.

Date: May 9, 2024	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ David Lowrance
David Lowrance
Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)