Form 10-Q
period 2024-06-30
Savara Inc
filed 2024-08-12
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2024, the registrant had 164,600,603 shares of common stock, $0.001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item I. Financial Information

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,864	$26,585
Short-term investments	97,652	135,734
Prepaid expenses and other current assets	6,178	3,628
Total current assets	127,694	165,947
Property and equipment, net	236	270
In-process R&D	10,634	10,960
Other non-current assets	1,106	387
Total assets	$139,670	$177,564
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,386	$3,504
Accrued expenses and other current liabilities	7,900	7,093
Total current liabilities	11,286	10,597
Long-term liabilities:
Long-term debt	26,484	26,348
Other long-term liabilities	169	247
Total liabilities	37,939	37,192
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized as of June 30, 2024 and December 31, 2023; 138,199,047 and 138,143,545 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	140	140
Additional paid-in capital	538,429	533,872
Accumulated other comprehensive loss	(880)	(271)
Accumulated deficit	(435,958)	(393,369)
Total stockholders' equity	101,731	140,372
Total liabilities and stockholders’ equity	$139,670	$177,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$17,617	$8,911	$34,424	$17,649
General and administrative	5,540	3,302	11,176	6,668
Depreciation and amortization	33	8	65	16
Total operating expenses	23,190	12,221	45,665	24,333
Loss from operations	(23,190)	(12,221)	(45,665)	(24,333)
Other income (expense)
Interest income	1,072	709	2,425	1,474
Foreign currency exchange gain (loss)	(125)	33	(146)	62
Tax credit income	—	36	797	797
Total other income, net	947	778	3,076	2,333
Net loss	$(22,243)	$(11,443)	$(42,589)	$(22,000)
Net loss per share:
Basic and diluted	$(0.12)	$(0.07)	$(0.23)	$(0.14)
Weighted-average common shares outstanding:
Basic and diluted	182,584,078	152,796,617	182,567,091	152,778,031
Other comprehensive income (loss):
Gain (loss) on foreign currency translation	(113)	(98)	(333)	32
Unrealized loss on short-term investments	(25)	(60)	(276)	(46)
Total comprehensive loss	$(22,381)	$(11,601)	$(43,198)	$(22,014)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended June 30, 2024 and 2023

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2023	138,143,545	$140	$533,872	$(393,369)	$(271)	$140,372
Issuance of common stock upon exercise of stock options	31,914	—	51	—	—	51
Issuance of common stock for settlement of RSUs	1,563	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(381)	—	(2)	—	—	(2)
Stock-based compensation	—	—	2,257	—	—	2,257
Foreign exchange translation adjustment	—	—	—	—	(220)	(220)
Unrealized loss on short-term investments	—	—	—	—	(251)	(251)
Net loss	—	—	—	(20,346)	—	(20,346)
Balance on March 31, 2024	138,176,641	$140	$536,178	$(413,715)	$(742)	$121,861
Issuance of common stock upon exercise of stock options	21,225	—	11	—	—	11
Issuance of common stock for settlement of RSUs	1,562	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(381)	—	(2)	—	—	(2)
Reimbursement of commissions from the prior issuance of common stock upon at the market sales, net	—	—	46	—	—	46
Stock-based compensation	—	—	2,196	—	—	2,196
Foreign exchange translation adjustment	—	—	—	—	(113)	(113)
Unrealized loss on short-term investments	—	—	—	—	(25)	(25)
Net loss	—	—	—	(22,243)	—	(22,243)
Balance on June 30, 2024	138,199,047	$140	$538,429	$(435,958)	$(880)	$101,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

Periods Ended June 30, 2024 and 2023

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2022	114,046,345	$116	$446,938	$(338,671)	$(605)	$107,778
Issuance of common stock upon exercise of options	17,129	—	27	—	—	27
Issuance of common stock for settlement of RSUs	1,813	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(551)	—	(1)	—	—	(1)
Stock-based compensation	—	—	864	—	—	864
Foreign exchange translation adjustment	—	—	—	—	130	130
Unrealized gain on short-term investments	—	—	—	—	14	14
Net loss	—	—	—	(10,557)	—	(10,557)
Balance on March 31, 2023	114,064,736	$116	$447,828	$(349,228)	$(461)	$98,255
Issuance of common stock upon exercise of options	84,375	—	103	—	—	103
Issuance of common stock for settlement of RSUs	1,812	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(468)	—	—	—	—	—
Stock-based compensation	—	—	958	—	—	958
Foreign exchange translation adjustment	—	—	—	—	(98)	(98)
Unrealized loss on short-term investments	—	—	—	—	(60)	(60)
Net loss	—	—	—	(11,443)	—	(11,443)
Balance on June 30, 2023	114,150,455	$116	$448,889	$(360,671)	$(619)	$87,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(42,589)	$(22,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	16
Amortization of right-of-use assets	71	31
Foreign currency gain (loss)	146	(62)
Amortization of debt issuance costs	135	135
Accretion on premium to short-term investments	(2,495)	(1,837)
Stock-based compensation	4,453	1,822
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,677)	377
Non-current assets	(814)	(792)
Accounts payable and accrued expenses and other current liabilities	566	12
Net cash used in operating activities	(43,139)	(22,298)
Cash flows from investing activities:
Purchase of property and equipment	(31)	(229)
Purchase of available-for-sale securities, net	(34,138)	(60,872)
Maturity of available-for-sale securities	74,500	54,000
Net cash provided by (used in) investing activities	40,331	(7,101)
Cash flows from financing activities:
Proceeds from exercise of stock options, net	62	131
Reimbursement of commissions from the prior issuance of common stock upon at the market sales, net	46	—
Repurchase of shares for minimum tax withholdings	(4)	(1)
Net cash provided by financing activities	104	130
Effect of exchange rate changes on cash and cash equivalents	(17)	(86)
Decrease in cash and cash equivalents	(2,721)	(29,355)
Cash and cash equivalents beginning of period	26,585	52,100
Cash and cash equivalents end of period	$23,864	$22,745

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,078	$973

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

Liquidity

As of June 30, 2024, the Company had an accumulated deficit of approximately $436.0 million. The Company used cash in operating activities of approximately $43.1 million during the six months ended June 30, 2024. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

The Company is currently focused on the development of molgramostim for the treatment of aPAP and believes such activities will result in the continued incurrence of significant research and development and other expenses related to this program. If the Company’s product candidate does not gain regulatory approval or, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents on hand, short-term investments, and through a combination of equity offerings, debt financings, government or other third-party funding, and other collaborations and strategic alliances with partner companies. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

The Company’s cash and cash equivalents of $23.9 million and short-term investments of $97.7 million as of June 30, 2024 are sufficient to fund the Company’s operations for at least the next twelve months subsequent to the issuance date of these condensed consolidated financial statements and excludes a registered direct offering completed on July 1, 2024 (the “July 2024 Offering”) that resulted in gross proceeds of approximately $100.0 million, refer to Note 12. Subsequent Events. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company will need to reevaluate its long-term operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid contracted research and development costs	$4,268	$2,167
R&D tax credit receivable	790	814
Prepaid insurance	162	176
VAT receivable	226	191
Deferred financing costs	325	—
Deposits and other	407	280
Total prepaid expenses and other current assets	$6,178	$3,628

Prepaid Contracted Research and Development Costs

As of June 30, 2024, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for molgramostim for the treatment of aPAP. This includes prepaid amounts paid under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of June 30, 2024. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2023, the Company generated a Danish tax credit of $0.8 million, which is included in Prepaid expenses and other current assets and is expected to be received in the fourth quarter of 2024. During the six months ended June 30, 2024, the Company generated a Danish tax credit of $0.8 million, which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2025.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$1,826	$4,046
Accrued contracted research and development costs	4,543	2,166
Accrued general and administrative costs	1,379	738
Lease liability	152	143
Total accrued expenses and other current liabilities	$7,900	$7,093

Accrued Compensation

As of June 30, 2024, Accrued compensation includes amounts to be paid to employees for salary, bonuses, vacation and non-equity performance-based compensation. At the end of any period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

Accrued Contracted Research and Development Costs

As of June 30, 2024, Accrued contracted research and development costs are primarily comprised of costs associated with molgramostim for the treatment of aPAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$97,738	$1	$(87)	$97,652
Total short-term investments	$97,738	$1	$(87)	$97,652

As of December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$135,541	$194	$(1)	$135,734
Total short-term investments	$135,541	$194	$(1)	$135,734

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

There were no significant realized gains or losses related to investments for the six months ended June 30, 2024 and 2023.

6. Long-term Debt

On April 21, 2022, the Company and its subsidiary, Aravas Inc. (“Aravas”) entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”), as co-borrowers, and Silicon Valley Bank, a division of First Citizens BancShares, as lender (the “Lender”) which provides for a $26.5 million term loan facility.

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

The loan bears interest at a floating rate equal to the greater of (i) 3% and (ii) the prime rate reported in The Wall Street Journal, minus a spread of 0.5%. The Company is obligated to pay customary closing fees and a final payment of 2.75% of the principal amount advanced under the facility. The Company may currently prepay the loan in whole or in part at any time without penalty or prepayment fee.

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

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,	June 30, 2024	December 31, 2023
2024	$—	$—
2025	—	—
2026	17,667	17,667
2027	9,562	9,562
Total future minimum payments	27,229	27,229
Unamortized end of term charge	(408)	(482)
Debt issuance costs	(309)	(366)
Debt discount related to warrants	(28)	(33)
Total debt	26,484	26,348
Current portion of long-term debt	—	—
Long-term debt	$26,484	$26,348

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

During the six months ended June 30, 2024 and 2023, the Company experienced a decrease of approximately $0.3 million and an increase of approximately $0.1 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

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

The fair value of these instruments as of June 30, 2024 and December 31, 2023 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2024
Cash equivalents:
U.S. Treasury money market funds	$23,310	$—	$—	$23,310
Short-term investments:
U.S. government securities	97,652	—	—	97,652

As of December 31, 2023
Cash equivalents:
U.S. Treasury money market funds	$17,270	$—	$—	$17,270
Short-term investments:
U.S. government securities	135,734	—	—	135,734

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the six months ended June 30, 2024 and 2023.

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

The Company has used and intends to continue to use the net proceeds for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for molgramostim, investing in our commercialization infrastructure, commercial launch preparation activities in the United States, initiating pre-commercial work in Europe, and administrative expenses.

Evercore Common Stock Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore Group L.L.C. (“Evercore”), as sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $60.0 million which has been increased to not more than $100.0 million as of May 21, 2024. The Sales Agreement was effective on July 16, 2021, the date the 2021 Registration Statement was declared effective by the SEC. The Sales Agreement currently operates in accordance with Form S-3 (File No. 333-279274), which was previously filed with the SEC on May 9, 2024 and declared effective on May 21, 2024 (the "2024 Registration Agreement"). Prospectively, the Shares will be offered and sold pursuant to the 2024 Registration Statement. Subject to the terms and conditions of the Sales Agreement, Evercore will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the six months ended June 30, 2024 and 2023, the Company did not sell any shares of common stock under the Sales Agreement.

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	June 30, 2024	December 31, 2023
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
2021 Pre-funded Warrants	32,175,172	32,175,172
2023 Pre-funded Warrants	5,666,667	5,666,667
Stock options outstanding	9,735,019	9,633,067
Issued and nonvested RSUs	3,560,125	3,488,250
Total shares reserved	57,770,313	57,596,486

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of June 30, 2024:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
October 2024	775,000	$0.01
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	43,622,376	$0.001
	44,475,169

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(594)	$(11)	$(605)
Change	$133	$201	$334
Balance, December 31, 2023	$(461)	$190	$(271)
Change	$(333)	$(276)	$(609)
Balance, June 30, 2024	$(794)	$(86)	$(880)

9. Commitments and Contingencies

Manufacturing and Other Commitments and Contingencies

The Company is subject to various royalties and manufacturing and development payments related to its product candidate, molgramostim. Under a manufacture and supply agreement with an active pharmaceutical ingredients (“API”) manufacturer for molgramostim, as amended on December 7, 2022 and December 13, 2023, the Company must make certain payments to the API manufacturer upon achievement of the milestones outlined in the table set forth below. Additionally, upon first receipt of marketing approval by the Company from a regulatory authority in a country for a product containing the API for therapeutic use in humans and ending the earlier of (i) ten (10) years thereafter or (ii) the date a biosimilar of such product is first sold in such country, the Company shall pay the API manufacturer a royalty equal to low-single digits of the net sales in that country.

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

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

June 30, 2024
Molgramostim manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of molgramostim	$1,300
Molgramostim nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer molgramostim	536
Total manufacturing and other commitments and contingencies	$1,836

The milestone commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of June 30, 2024.

Further, in February 2024, the Company entered into a master services agreement with an additional manufacturer to provide development and manufacturing services related to API for the Company’s molgramostim product candidate in accordance with the terms of separate scope of work agreements to be entered into by the parties and to perform a manufacturing campaign for process performance qualification of the API of molgramostim. Under that master services agreement, work orders and subsequent change orders, the Company is currently obligated to pay the second source manufacturer, in total, estimated fees of $20.0 million. These costs are subject to various cancellation fees ranging from ten percent (10%) to one hundred percent (100%) of the cost of the respective activity based upon the timing of the commencement date and status of the activity.

Contract Research

As part of its development of molgramostim for the treatment of aPAP, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA-2 trial. Under that work order and subsequent change orders, the Company will pay Parexel service fees, pass-through expenses, and investigator fees estimated to be approximately $42.5 million over the course of the IMPALA-2 clinical trial and trial close-out activities.

In the second quarter of 2024, the Company initiated an open-label, multicenter clinical trial of inhaled molgramostim in pediatric subjects with aPAP ("Pediatric Study") under a separate work order with Parexel. Pursuant to the Pediatric Study, Parexel has the opportunity to earn up to approximately $3.6 million in various milestone payments primarily dependent upon patient enrollment, site management, project oversight and the compliance with defined study protocols.

Risk Management

The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to certain risks associated with operating the Company’s business to an acceptable level.

10. Stock-Based Compensation

Equity Incentive Plans

The Company’s 2024 Omnibus Incentive Plan (the “2024 Plan”) was adopted by the Company’s board of directors in March 2024, was approved by the Company’s stockholders on June 6, 2024, and became effective on June 7, 2024. The 2024 Plan was intended to replace the Company’s Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”), and upon the effectiveness of the 2024 Plan, no further grants may be made under the 2015 Plan. All outstanding awards under the 2015 Plan will continue in accordance with the 2015 Plan and any award agreement executed in connection with such outstanding awards. The 2024 Plan provides for the grant of stock options (both incentive stock options and non-statutory stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, shares, and other stock-based awards. Stock-based awards are subject to terms and conditions established by the board of directors or the compensation committee of the board of directors. As of June 30, 2024, the number of shares of common stock available for grant under the 2024 Plan was 12,815,139 shares (which is comprised of 11,700,000 shares as approved by the Company's shareholders upon adoption of the 2024 Plan, plus 1,115,139 shares remaining available for issuance under the 2015 Plan as of the effectiveness of the 2024 Plan). As of June 30, 2024, no awards were granted under the 2024 Plan.

The Company’s 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) was adopted by the Company’s board of directors in May 2021 and subsequently amended to increase the shares available for grant. The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of June 30, 2024, the number of shares of common stock available for grant under the Inducement Plan was 486,217 shares.

The Savara Inc. Stock Option Plan (the “2008 Plan”) was adopted in 2008, and the Company no longer issues awards under the 2008 Plan. As of June 30, 2024, the Company had options outstanding to purchase 144,606 shares of common stock under the 2008 Plan. The outstanding awards granted under the 2008 Plan are fully vested and generally have a maximum contractual term of ten years.

Stock-Based Awards Activity

The following table provides a summary of stock-based awards activity for the six months ended June 30, 2024:

Stock Options:

Outstanding at December 31, 2023	9,633,067
Granted	230,000
Exercised	(62,736)
Expired/cancelled/forfeited	(65,312)
Outstanding at June 30, 2024	9,735,019

The total compensation cost related to non-vested stock options not yet recognized as of June 30, 2024, was $7.6 million, which will be recognized over a weighted-average period of approximately 3.0 years.

RSUs:

Outstanding at December 31, 2023	3,488,250
Granted	142,500
Vested	(3,125)
Forfeited	(67,500)
Outstanding at June 30, 2024	3,560,125

The total compensation cost related to unvested RSUs not yet recognized as of June 30, 2024, was $7.6 million, which will be recognized over a weighted-average period of approximately 1.3 years.

Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$600	$280	$1,903	$534
General and administrative	1,596	678	2,550	1,288
Total stock-based compensation	$2,196	$958	$4,453	$1,822

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Six months ended June 30,
	2024	2023
Awards under equity incentive plan	9,735,019	8,530,680
Non-vested restricted shares and restricted stock units	3,560,125	2,388,625
Warrants to purchase common stock(*)	77,793	77,793
Total	13,372,937	10,997,098

* Pre-funded warrants are excluded herein.

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(22,243)	$(11,443)	$(42,589)	$(22,000)
Net loss attributable to common stockholders	(22,243)	(11,443)	(42,589)	(22,000)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(22,243)	(11,443)	(42,589)	(22,000)
Weighted-average common shares outstanding, basic and diluted	182,584,078	152,796,617	182,567,091	152,778,031
Basic and diluted EPS	$(0.12)	$(0.07)	$(0.23)	$(0.14)

12. Subsequent Events

July 2024 Offering

On July 1, 2024, the Company sold an aggregate of 26,246,720 shares of the Company’s common stock, par value $0.001 per share, pursuant to the July 2024 Offering at an offering price of $3.81 per share. The July 2024 Offering resulted in gross proceeds of approximately $100.0 million. The Company estimates approximately $93.7 million of net proceeds from the July 2024 Offering after taking into consideration underwriter commissions, legal fees, and other customary closing costs.

The July 2024 Offering was made pursuant to the Company’s 2024 Registration Statement. The Company intends to use the net proceeds for working capital and general corporate purposes, which include, but are not limited to, funding of clinical development of and the pursuit of regulatory approval for molgramostim, investing in our chemistry, manufacturing, and controls activities, developing commercialization infrastructure in the United States, initiating pre-commercial work in Europe, and general and administrative expenses.

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

Since inception, we have devoted our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to June 30, 2024, we have raised net cash proceeds of approximately $476.7 million, primarily from underwritten offerings of our common stock, private placements of common stock, and debt financings.

We have never been profitable and have incurred operating losses every year since inception. Our net losses for the three months ended June 30, 2024 and 2023 were $22.2 million and $11.4 million, respectively, and the net loss for the year ended December 31, 2023 was $54.7 million. As of June 30, 2024, we had an accumulated deficit of approximately $436.0 million. Our operating losses primarily resulted from expenses attributed to our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2024, we had cash and cash equivalents of $23.9 million and short-term investments of $97.7 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Recent Events

July 2024 Offering

On July 1, 2024, the Company sold an aggregate of 26,246,720 shares of the Company’s common stock, par value $0.001 per share, pursuant to a registered direct offering (the “July 2024 Offering”) at an offering price of $3.81 per share. The July 2024 Offering resulted in gross proceeds of approximately $100.0 million. The Company estimates approximately $93.7 million of net proceeds from the July 2024 Offering after taking into consideration underwriter commissions, legal fees, and other customary closing costs. The July 2024 Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-279274), which was previously filed with the SEC on May 9, 2024 and declared effective on May 21, 2024 ("2024 Registration Statement").

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

Critical Accounting Policies and Estimates

There have not been any material changes during the six months ended June 30, 2024, to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2023, for further description of our critical accounting policies.

Results of Operations – Comparison of Three Months Ended June 30, 2024 and 2023

	For the Three Months Ended June 30,		Dollar
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$17,617	$8,911	$8,706
General and administrative	5,540	3,302	2,238
Depreciation and amortization	33	8	25
Total operating expenses	23,190	12,221	10,969
Loss from operations	(23,190)	(12,221)	(10,969)
Other income, net	947	778	169
Net loss	$(22,243)	$(11,443)	$(10,800)

Research and Development

Research and development expenses increased by $8.7 million, or 97.7%, to $17.6 million for the three months ended June 30, 2024 from $8.9 million for the three months ended June 30, 2023. This increase is primarily due to the performance of tasks related to our molgramostim program, which includes approximately $4.8 million of costs related to our chemistry, manufacturing, and controls activities, primarily driven by initiatives to establish our second drug substance manufacturer, $1.2 million of costs related to our IMPALA-2 trial and Pediatric Study, including CRO-related activities, $1.3 million of costs related to regulatory affairs and quality assurance, and $1.4 million due to an increase in personnel including related costs and other departmental overhead.

General and Administrative

General and administrative expenses increased by $2.2 million, or 67.8%, to $5.5 million for the three months ended June 30, 2024 from $3.3 million for the three months ended June 30, 2023. The increase is due to personnel and related costs of $1.1 million, certain commercial activities of $0.8 million, and other overhead of $0.3 million primarily driven by consultant costs.

Other Income, Net

There was no significant changes in Other income, net for the three months ended June 30, 2024 and the three months ended June 30, 2023.

Results of Operations – Comparison of Six Months Ended June 30, 2024 and 2023

	Six months ended June 30,		Dollar
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$34,424	$17,649	$16,775
General and administrative	11,176	6,668	4,508
Depreciation and amortization	65	16	49
Total operating expenses	45,665	24,333	21,332
Loss from operations	(45,665)	(24,333)	(21,332)
Other income, net	3,076	2,333	743
Net loss	$(42,589)	$(22,000)	$(20,589)

Research and Development

Research and development expenses increased by $16.8 million, or 95.0%, to $34.4 million for the six months ended June 30, 2024 from $17.6 million for the six months ended June 30, 2023. This increase is primarily due to the performance of tasks related to our molgramostim program, which includes approximately $9.2 million of costs related to our chemistry, manufacturing, and controls activities, primarily driven by initiatives to establish our second drug substance manufacturer, $2.1 million of costs related to our IMPALA-2 trial and Pediatric Study, including CRO-related activities, $1.9 million of costs related to regulatory affairs and quality assurance, and $3.6 million due to an increase in personnel including related costs and other departmental overhead.

General and Administrative

General and administrative expenses increased by $4.5 million, or 67.6%, to $11.2 million for the six months ended June 30, 2024 from $6.7 million for the six months ended June 30, 2023. The increase is due to personnel and related costs of $1.7 million, certain commercial activities of $1.9 million, and other overhead of $0.9 million primarily driven by patient advocacy activities and consultant costs.

Other Income, Net

Other income, net increased by approximately $0.7 million to $3.1 million for the six months ended June 30, 2024 from $2.3 million for the six months ended June 30, 2023. The increase is primarily related to the increase in Interest income during the six months ended June 30, 2024 as a result of both an increase in our short-term investments following various equity financings and an increase in market interest rates.

Liquidity and Capital Resources

As of June 30, 2024, we had $23.9 million of cash and cash equivalents, $97.7 million in short-term investments, and an accumulated deficit of approximately $436.0 million. As discussed in Note 6. Long-term Debt in the notes to the condensed consolidated financial statements included in this Quarterly Report, during April 2022, we entered into an Amended Loan Agreement with Silicon Valley Bank that provided for a $26.5 million term loan facility, the proceeds of which were used to refinance all outstanding obligations under our pre-existing loan agreement with Silicon Valley Bank.

We have used and intend to use our liquidity and capital for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for our product candidate and general and administrative expenses. As we continue to progress on the IMPALA-2 trial, pursue regulatory approval, and invest in pre-commercial activities, we will continue to monitor our liquidity and capital requirements.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(43,139)	$(22,298)
Cash provided by (used in) investing activities	40,331	(7,101)
Cash provided by financing activities	104	130
Effect of exchange rate changes on cash and cash equivalents	(17)	(86)
Net change in cash and cash equivalents	$(2,721)	$(29,355)

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2024 was $43.1 million, consisting of a net loss of $42.6 million and net $2.9 million in changes due to operating assets and liabilities. This was partially offset by approximately $2.4 million of net noncash charges (comprised of depreciation and amortization including right-of-use assets, accretion on premium to short-term investments, amortization of debt issuance costs, foreign currency, and stock-based compensation).

Cash flows from investing activities

Cash provided by investing activities of $40.3 million for the six months ended June 30, 2024 was primarily associated with proceeds from the maturities of short-term investments partially offset by cash used for purchases of short-term investments.

Cash flows from financing activities

Cash provided by financing activities was minimal for the six months ended June 30, 2024.

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

As of June 30, 2024, we had cash, cash equivalents, and short-term investments of approximately $121.5 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 9. Commitments – Manufacturing and Other Commitments and Contingencies, in the notes to the condensed consolidated financial statements included in this Quarterly Report, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

On July 1, 2024, the Company sold an aggregate of 26,246,720 shares of the Company’s common stock, par value $0.001 per share, pursuant to the July 2024 Offering at an offering price of $3.81 per share. The July 2024 Offering resulted in gross proceeds of approximately $100.0 million. The Company estimates approximately $93.7 million of net proceeds from the July 2024 Offering after taking into consideration underwriter commissions, legal fees, and other customary closing costs. The July 2024 Offering was made pursuant to the Company’s 2024 Registration Statement.

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

We also have interest rate exposure related to our long-term debt. Refer to Note 6. Long Term Debt of the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q for additional discussion. The Amended Loan Agreement with Silicon Valley Bank bears interest equal to the greater of (i) 3% and (ii) the prime rate reported in The Wall Street Journal, minus a spread of 0.5%, which was 8.0% on June 30, 2024. Changes in the prime rate would have impacted our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on June 30, 2024, were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

We have ongoing operations in Europe and pay those vendors in local currency, including Euros or Danish Krone. At times, we seek to limit the impact of foreign currency fluctuations through the use of derivative instruments and short-term foreign currency forward exchange contracts not designated as hedging instruments. We did not recognize any significant exchange rate losses during the six months ended June 30, 2024 and 2023. A 10% change in the Euro-to-dollar or Krone-to-dollar exchange rate on June 30, 2024, would not have had a material effect on our results of operations or financial condition.

Additionally, inflation generally affects us by increasing our cost of labor, supplies and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2024 based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number	Description

3.1

Savara Inc. Certificate of Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 7, 2024).

3.2	Amended and Restated Bylaws of Savara Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2023).
10.1	Savara Inc. 2024 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed on June 10, 2024).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Savara Inc.

Date: August 12, 2024	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ David Lowrance
David Lowrance
Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)