Form 10-Q
period 2024-09-30
Savara Inc
filed 2024-11-12
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 8, 2024, the registrant had 171,618,944 shares of common stock, $0.001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item I. Financial Information

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,427	$26,585
Short-term investments	198,013	135,734
Prepaid expenses and other current assets	6,955	3,628
Total current assets	226,395	165,947
Property and equipment, net	206	270
In-process R&D	11,111	10,960
Other non-current assets	1,105	387
Total assets	$238,817	$177,564
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,609	$3,504
Accrued expenses and other current liabilities	8,179	7,093
Total current liabilities	12,788	10,597
Long-term liabilities:
Long-term debt	26,552	26,348
Other long-term liabilities	128	247
Total liabilities	39,468	37,192
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized as of September 30, 2024 and December 31, 2023; 170,842,763 and 138,143,545 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	172	140
Additional paid-in capital	659,084	533,872
Accumulated other comprehensive income (loss)	299	(271)
Accumulated deficit	(460,206)	(393,369)
Total stockholders' equity	199,349	140,372
Total liabilities and stockholders’ equity	$238,817	$177,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$20,311	$13,867	$54,735	$31,516
General and administrative	6,013	4,147	17,189	10,816
Depreciation and amortization	33	30	98	45
Total operating expenses	26,357	18,044	72,022	42,377
Loss from operations	(26,357)	(18,044)	(72,022)	(42,377)
Other income (expense)
Interest income	2,129	1,444	4,554	2,917
Foreign currency exchange gain (loss)	(20)	1	(166)	64
Tax credit income	—	—	797	797
Total other income, net	2,109	1,445	5,185	3,778
Net loss	$(24,248)	$(16,599)	$(66,837)	$(38,599)
Net loss per share:
Basic and diluted	$(0.11)	$(0.10)	$(0.35)	$(0.25)
Weighted-average common shares outstanding:
Basic and diluted	211,847,651	174,696,191	192,398,514	152,778,072
Other comprehensive income (loss):
Gain (loss) on foreign currency translation	596	(318)	263	(286)
Unrealized gain (loss) on short-term investments	583	(5)	307	(51)
Total comprehensive loss	$(23,069)	$(16,922)	$(66,267)	$(38,936)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended September 30, 2024 and 2023

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2023	138,143,545	$140	$533,872	$(393,369)	$(271)	$140,372
Issuance of common stock upon exercise of stock options	31,914	—	51	—	—	51
Issuance of common stock for settlement of RSUs	1,563	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(381)	—	(2)	—	—	(2)
Stock-based compensation	—	—	2,257	—	—	2,257
Foreign exchange translation adjustment	—	—	—	—	(220)	(220)
Unrealized loss on short-term investments	—	—	—	—	(251)	(251)
Net loss	—	—	—	(20,346)	—	(20,346)
Balance on March 31, 2024	138,176,641	$140	$536,178	$(413,715)	$(742)	$121,861
Issuance of common stock upon exercise of stock options	21,225	—	11	—	—	11
Issuance of common stock for settlement of RSUs	1,562	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(381)	—	(2)	—	—	(2)
Reimbursement of commissions from the prior issuance of common stock upon at the market sales, net	—	—	46	—	—	46
Stock-based compensation	—	—	2,196	—	—	2,196
Foreign exchange translation adjustment	—	—	—	—	(113)	(113)
Unrealized loss on short-term investments	—	—	—	—	(25)	(25)
Net loss	—	—	—	(22,243)	—	(22,243)
Balance on June 30, 2024	138,199,047	$140	$538,429	$(435,958)	$(880)	$101,731
Issuance of common stock in underwritten public offering, net of offering costs	26,246,720	26	93,773	—	—	93,799
Issuance of common stock upon at the market offerings, net	6,038,650	6	24,368	—	—	24,374
Issuance of common stock upon exercise of stock options	303,796	—	237	—	—	237
Issuance of common stock for settlement of RSUs	76,563	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(22,013)	—	(94)	—	—	(94)
Stock-based compensation	—	—	2,371	—	—	2,371
Foreign exchange translation adjustment	—	—	—	—	596	596
Unrealized gain on short-term investments	—	—	—	—	583	583
Net loss	—	—	—	(24,248)	—	(24,248)
Balance on September 30, 2024	170,842,763	$172	$659,084	$(460,206)	$299	$199,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

Periods Ended September 30, 2024 and 2023

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2022	114,046,345	$116	$446,938	$(338,671)	$(605)	$107,778
Issuance of common stock upon exercise of options	17,129	—	27	—	—	27
Issuance of common stock for settlement of RSUs	1,813	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(551)	—	(1)	—	—	(1)
Stock-based compensation	—	—	864	—	—	864
Foreign exchange translation adjustment	—	—	—	—	130	130
Unrealized gain on short-term investments	—	—	—	—	14	14
Net loss	—	—	—	(10,557)	—	(10,557)
Balance on March 31, 2023	114,064,736	$116	$447,828	$(349,228)	$(461)	$98,255
Issuance of common stock upon exercise of options	84,375	—	103	—	—	103
Issuance of common stock for settlement of RSUs	1,812	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(468)	—	—	—	—	—
Stock-based compensation	—	—	958	—	—	958
Foreign exchange translation adjustment	—	—	—	—	(98)	(98)
Unrealized loss on short-term investments	—	—	—	—	(60)	(60)
Net loss	—	—	—	(11,443)	—	(11,443)
Balance on June 30, 2023	114,150,455	$116	$448,889	$(360,671)	$(619)	$87,715
Issuance of common stock and pre-funded warrants in underwritten public offering, net of offering costs	21,000,000	21	74,853	—	—	74,874
Issuance of common stock for settlement of RSUs	176,813	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(51,042)	—	(182)	—	—	(182)
Issuance of common stock upon exercise of stock options	63,610	—	64	—	—	64
Stock-based compensation	—	—	995	—	—	995
Foreign exchange translation adjustment	—	—	—	—	(318)	(318)
Unrealized gain on short-term investments	—	—	—	—	(5)	(5)
Net loss	—	—	—	(16,599)	—	(16,599)
Balance on September 30, 2023	135,339,836	$137	$524,619	$(377,270)	$(942)	$146,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(66,837)	$(38,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98	45
Amortization of right-of-use assets	107	64
Foreign currency loss	—	(64)
Amortization of debt issuance costs	203	203
Accretion on premium to short-term investments	(3,972)	(3,345)
Stock-based compensation	6,824	2,817
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,357)	1,142
Non-current assets	(814)	(792)
Accounts payable and accrued expenses and other current liabilities	1,941	3,071
Net cash used in operating activities	(65,807)	(35,458)
Cash flows from investing activities:
Purchase of property and equipment	(34)	(272)
Purchase of available-for-sale securities, net	(172,852)	(155,415)
Maturity of available-for-sale securities	115,050	92,000
Net cash used in investing activities	(57,836)	(63,687)
Cash flows from financing activities:
Issuance of common stock and pre-funded warrants in underwritten public offering, net of offering costs	—	74,874
Issuance of common stock in underwritten public offering, net of offering costs	93,799	—
Issuance of common stock upon at the market offerings, net	24,374	—
Proceeds from exercise of stock options, net	299	194
Reimbursement of commissions from the prior issuance of common stock upon at the market sales, net	46	—
Repurchase of shares for minimum tax withholdings	(98)	(183)
Net cash provided by financing activities	118,420	74,885
Effect of exchange rate changes on cash and cash equivalents	65	(150)
Decrease in cash and cash equivalents	(5,158)	(24,410)
Cash and cash equivalents beginning of period	26,585	52,100
Cash and cash equivalents end of period	$21,427	$27,690

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,619	$1,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. The Company’s sole program, molgramostim inhalation solution (“molgramostim”), a novel inhaled biologic, is a granulocyte-macrophage colony-stimulating factor (GM-CSF) in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). The Company and its wholly-owned domestic and foreign subsidiaries operate in one segment with its principal office in Langhorne, Pennsylvania, though a significant portion of employees work remotely.

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

Principles of Consolidation

The interim condensed consolidated financial statements of the Company are stated in U.S. dollars and are prepared under U.S. GAAP. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements of the Company’s wholly-owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated other comprehensive income (loss) in the condensed consolidated balance sheet. All intercompany transactions and accounts have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2023 has been derived from the Company's audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

Liquidity

As of September 30, 2024, the Company had an accumulated deficit of approximately $460.2 million. The Company used cash in operating activities of approximately $65.8 million during the nine months ended September 30, 2024. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

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

The Company’s cash and cash equivalents of $21.4 million and short-term investments of $198.0 million as of September 30, 2024 are sufficient to fund the Company’s operations for at least the next twelve months subsequent to the issuance date of these condensed consolidated financial statements. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company will need to reevaluate its long-term operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid contracted research and development costs	$5,189	$2,167
R&D tax credit receivable	825	814
Prepaid insurance	147	176
VAT receivable	334	191
Deposits and other	460	280
Total prepaid expenses and other current assets	$6,955	$3,628

Prepaid Contracted Research and Development Costs

As of September 30, 2024, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for molgramostim for the treatment of aPAP. This includes prepaid amounts paid under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of September 30, 2024. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2023, the Company generated a Danish tax credit of $0.8 million, which is included in Prepaid expenses and other current assets and is expected to be received in the fourth quarter of 2024. During the nine months ended September 30, 2024, the Company generated a Danish tax credit of $0.8 million, which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2025.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$2,840	$4,046
Accrued contracted research and development costs	4,081	2,166
Accrued general and administrative costs	1,102	738
Lease liability	156	143
Total accrued expenses and other current liabilities	$8,179	$7,093

Accrued Compensation

As of September 30, 2024, Accrued compensation includes amounts to be paid to employees for salary, bonuses, vacation and non-equity performance-based compensation. At the end of any period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

Accrued Contracted Research and Development Costs

As of September 30, 2024, Accrued contracted research and development costs are primarily comprised of costs associated with molgramostim for the treatment of aPAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$197,512	$501	$—	$198,013
Total short-term investments	$197,512	$501	$—	$198,013

As of December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$135,541	$194	$(1)	$135,734
Total short-term investments	$135,541	$194	$(1)	$135,734

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheet. Classification as short-term or long-term is based upon whether the initial maturity of the debt securities is less than or greater than twelve months.

There were no significant realized gains or losses related to investments for the nine months ended September 30, 2024 and 2023.

6. Long-term Debt

On April 21, 2022, the Company and its subsidiary, Aravas Inc. (“Aravas”) entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”), as co-borrowers with Silicon Valley Bank, a division of First Citizens BancShares, as lender (the “Lender”) which provides for a $26.5 million term loan facility.

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

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,	September 30, 2024	December 31, 2023
2024	$—	$—
2025	—	—
2026	17,667	17,667
2027	9,562	9,562
Total future minimum payments	27,229	27,229
Unamortized end of term charge	(371)	(482)
Debt issuance costs	(281)	(366)
Debt discount related to warrants	(25)	(33)
Total debt	26,552	26,348
Current portion of long-term debt	—	—
Long-term debt	$26,552	$26,348

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

During the nine months ended September 30, 2024 and 2023, the Company experienced an increase of approximately $0.2 million and a decrease of approximately $0.2 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

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

The fair value of these instruments as of September 30, 2024 and December 31, 2023 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2024
Cash equivalents:
U.S. Treasury money market funds	$20,438	$—	$—	$20,438
Short-term investments:
U.S. government securities	198,013	—	—	198,013

As of December 31, 2023
Cash equivalents:
U.S. Treasury money market funds	$17,270	$—	$—	$17,270
Short-term investments:
U.S. government securities	135,734	—	—	135,734

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the nine months ended September 30, 2024 and 2023.

8. Stockholders’ Equity

Underwritten Offering of Common Stock

July 2024

On July 1, 2024, the Company sold an aggregate of 26,246,720 shares of the Company’s common stock, par value $0.001 per share, pursuant to an underwritten offering of its common stock (the "July 2024 Offering") at an offering price of $3.81 per share. The July 2024 Offering was made pursuant to the Registration Statement on Form S-3 (File No. 333-279274), which was previously filed with the SEC on May 9, 2024 and declared effective on May 21, 2024 (the "2024 Registration Statement"), and a prospectus supplement filed with the SEC on June 28, 2024. The July 2024 Offering resulted in net proceeds of $93.8 million after taking into consideration underwriter commissions, legal fees, and other customary closing costs, as follows (in thousands):

Summary of Proceeds, Net	Proceeds
Common stock	$100,000
Offering expenses	$(6,201)
Net proceeds	$93,799

July 2023

On July 17, 2023, the Company sold (i) an aggregate of 21,000,000 shares of the Company’s common stock for $3.00 per share which represented a 1% premium over the closing price on that date and (ii) pre-funded warrants to purchase an aggregate of 5,666,667 shares of the Company's common stock at an exercise price of $0.001 per share (the “2023 Pre-Funded Warrants”) for $2.999 per warrant pursuant to an underwritten offering (the “July 2023 Offering”).

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

The Company has used and intends to continue to use the net proceeds from both the July 2024 Offering and the July 2023 Offering for working capital and general corporate purposes, which include, but are not limited to, funding of clinical development of and the pursuit of regulatory approval for molgramostim, investing in our chemistry, manufacturing, and controls activities, developing commercialization infrastructure in the United States, initiating pre-commercial work in Europe, and general and administrative expenses.

Evercore Common Stock Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore Group L.L.C. (“Evercore”), as sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $100.0 million. The Sales Agreement was effective on July 16, 2021, the date the Company’s Registration Statement on Form S-3 (File No. 333-257709), filed with the SEC on July 6, 2021, was declared effective by the SEC. The Sales Agreement currently operates in accordance with the 2024 Registration Statement. As of May 21, 2024, the date the 2024 Registration Statement was declared effective by the SEC, the Shares were and will be offered and sold pursuant to the 2024 Registration Statement. Subject to the terms and conditions of the Sales Agreement, Evercore will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the nine months ended September 30, 2024, the Company sold 6,038,650 shares of the Company’s common stock to a single institutional investor pursuant to the Sales Agreement resulting in net proceeds of $24.4 million. The Company did not sell any shares of common stock under the Sales Agreement during the nine months ended September 30, 2023.

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	September 30, 2024	December 31, 2023
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	775,000	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
2021 Pre-funded Warrants	32,175,172	32,175,172
2023 Pre-funded Warrants	5,666,667	5,666,667
Stock options outstanding	9,478,496	9,633,067
Issued and nonvested RSUs	3,753,562	3,488,250
Total shares reserved	57,707,227	57,596,486

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of September 30, 2024:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
October 2024	775,000	$0.01
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	43,622,376	$0.001
	44,475,169

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(594)	$(11)	$(605)
Change	$133	$201	$334
Balance, December 31, 2023	$(461)	$190	$(271)
Change	$263	$307	$570
Balance, September 30, 2024	$(198)	$497	$299

9. Commitments and Contingencies

Manufacturing and Other Commitments and Contingencies

The Company is subject to various royalties and manufacturing and development payments related to its product candidate, molgramostim. Under a manufacture and supply agreement with an active pharmaceutical ingredients (“API”) manufacturer for molgramostim, as amended, the Company must make certain payments to the API manufacturer upon achievement of the milestones outlined in the table set forth below. Additionally, upon first receipt of marketing approval by the Company from a regulatory authority in a country for a product containing the API for therapeutic use in humans and ending the earlier of (i) ten (10) years thereafter or (ii) the date a biosimilar of such product is first sold in such country, the Company shall pay the API manufacturer a royalty equal to low-single digits of the net sales in that country of products containing API supplied by the API manufacturer.

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

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

September 30, 2024
Molgramostim manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of molgramostim	$650
Molgramostim nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer molgramostim	559
Total manufacturing and other commitments and contingencies	$1,209

The milestone commitments disclosed in the table above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of September 30, 2024.

Further, in February 2024, the Company entered into a master services agreement with an additional manufacturer to provide development and manufacturing services related to API for the Company’s molgramostim product candidate in accordance with the terms of separate scope of work agreements to be entered into by the parties and to perform a manufacturing campaign for process performance qualification of the API of molgramostim. Under that master services agreement, work orders and subsequent change orders, the Company is currently obligated to pay the second source manufacturer, in total, estimated fees of $26.4 million. These costs are subject to various cancellation fees ranging from ten percent (10%) to one hundred percent (100%) of the cost of the respective activity based upon the timing of the commencement date and status of the activity.

Contract Research

As part of its development of molgramostim for the treatment of aPAP, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA-2 trial. Under that work order and subsequent change orders, the Company will pay Parexel service fees, pass-through expenses, and investigator fees estimated to be approximately $44.7 million over the course of the IMPALA-2 clinical trial and trial close-out activities.

In the second quarter of 2024, the Company initiated an open-label, multicenter clinical trial of inhaled molgramostim in pediatric subjects with aPAP ("Pediatric Study") under a separate work order with Parexel. Pursuant to the Pediatric Study, Parexel has the opportunity to earn up to approximately $4.8 million in various milestone payments primarily dependent upon patient enrollment, site management, project oversight and the compliance with defined study protocols.

Risk Management

The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to certain risks associated with operating the Company’s business to an acceptable level.

10. Stock-Based Compensation

Equity Incentive Plans

The Company’s 2024 Omnibus Incentive Plan (the “2024 Plan”) was adopted by the Company’s board of directors in March 2024, was approved by the Company’s stockholders on June 6, 2024, and became effective on June 7, 2024. The 2024 Plan was intended to replace the Company’s Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”), and upon the effectiveness of the 2024 Plan, no further grants may be made under the 2015 Plan. All outstanding awards under the 2015 Plan will continue in accordance with the 2015 Plan and any award agreement executed in connection with such outstanding awards. The 2024 Plan provides for the grant of stock options (both incentive stock options and non-statutory stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, shares, and other stock-based awards. Stock-based awards are subject to terms and conditions established by the board of directors or the compensation committee of the board of directors. As of September 30, 2024, the number of shares of common stock available for grant under the 2024 Plan was 12,705,477 shares.

The Company’s 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) was adopted by the Company’s board of directors in May 2021 and subsequently amended to increase the shares available for grant. The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of September 30, 2024, the number of shares of common stock available for grant under the Inducement Plan was 1,740,349 shares.

The Savara Inc. Stock Option Plan (the “2008 Plan”) was adopted in 2008, and the Company no longer issues awards under the 2008 Plan. As of September 30, 2024, the Company had options outstanding to purchase 139,332 shares of common stock under the 2008 Plan. The outstanding awards granted under the 2008 Plan are fully vested and generally have a maximum contractual term of ten years.

Stock-Based Awards Activity

The following table provides a summary of stock-based awards activity for the nine months ended September 30, 2024:

Stock Options:

Outstanding at December 31, 2023	9,633,067
Granted	440,000
Exercised	(433,047)
Expired/cancelled/forfeited	(161,524)
Outstanding at September 30, 2024	9,478,496

The total compensation cost related to non-vested stock options not yet recognized as of September 30, 2024, was $7.4 million, which will be recognized over a weighted-average period of approximately 2.9 years.

RSUs:

Outstanding at December 31, 2023	3,488,250
Granted	447,500
Vested	(79,688)
Forfeited	(102,500)
Outstanding at September 30, 2024	3,753,562

The total compensation cost related to unvested RSUs not yet recognized as of September 30, 2024, was $7.2 million, which will be recognized over a weighted-average period of approximately 1.2 years.

Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$1,076	$329	$2,980	$863
General and administrative	1,295	666	3,844	1,954
Total stock-based compensation	$2,371	$995	$6,824	$2,817

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Nine months ended September 30,
	2024	2023
Awards under equity incentive plan	9,478,496	8,551,117
Non-vested restricted shares and restricted stock units	3,753,562	2,281,812
Warrants to purchase common stock(*)	77,793	77,793
Total	13,309,851	10,910,722

* Pre-funded warrants are excluded herein.

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(24,248)	$(16,599)	$(66,837)	$(38,599)
Net loss attributable to common stockholders	(24,248)	(16,599)	(66,837)	(38,599)
Weighted-average common shares outstanding, basic and diluted	211,847,651	174,696,191	192,398,514	152,778,072
Basic and diluted EPS	$(0.11)	$(0.10)	$(0.35)	$(0.25)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions, and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following: the ability to project future cash utilization and reserves needed for contingent future liabilities and business operations, the risks associated with the process of conducting clinical trials and developing, obtaining regulatory approval for and commercializing drug candidates that are safe and effective for use as human therapeutics, the timing and ability to raise additional capital as needed to fund continued operations, natural disasters, pandemics, geopolitical events (including the war between Russia and Ukraine and the war in the Middle East), the Company’s ability to maintain compliance with its covenants under its long-term debt instruments and those discussed in the section entitled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission ("SEC") on March 7, 2024, all of which are difficult to predict.

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

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our sole program, molgramostim, is an inhaled biologic, specifically, inhaled granulocyte-macrophage colony-stimulating factor (GM-CSF) in Phase 3 development for aPAP. Savara previously announced positive top-line results from the Phase 3 clinical trial and plans to complete a Biological License Application submission with the FDA in the first quarter of 2025. Savara, together with its wholly-owned subsidiaries, which include Aravas Inc. and Savara ApS, operate in one segment with its principal office in Langhorne, Pennsylvania, though a majority of our employees work remotely.

Since inception, we have devoted our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to September 30, 2024, we have raised net cash proceeds of approximately $594.9 million, primarily from underwritten offerings of our common stock, private placements of common stock, and debt financings.

We have never been profitable and have incurred operating losses every year since inception. Our net losses for the three months ended September 30, 2024 and 2023 were $24.2 million and $16.6 million, respectively, and the net loss for the year ended December 31, 2023 was $54.7 million. As of September 30, 2024, we had an accumulated deficit of approximately $460.2 million. Our operating losses primarily resulted from expenses attributed to our research and development programs and from general and administrative costs associated with our operations.

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

As of September 30, 2024, we had cash and cash equivalents of $21.4 million and short-term investments of $198.0 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Recent Events

July 2024 Offering

On July 1, 2024, the Company sold an aggregate of 26,246,720 shares of the Company’s common stock, par value $0.001 per share, pursuant to an underwritten offering at an offering price of $3.81 per share. The July 2024 Offering resulted in net proceeds of $93.8 million after taking into consideration underwriter commissions, legal fees, and other customary closing costs. The July 2024 Offering was made pursuant to the Company’s 2024 Registration Statement.

Early Access Program

On September 27, 2024, Savara announced the launch of its Early Access Program, a molgramostim Expanded Access Program ("EAP") for patients with aPAP. The program enables physicians to request molgramostim for eligible aPAP patients in select geographies where the product is not commercially available and in compliance with local regulatory requirements. The Savara EAP has been reviewed and allowed to proceed by the FDA, and it is currently accepting requests from eligible patients in select countries in North America and Europe with plans to expand through 2026.

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

Critical Accounting Policies and Estimates

There have not been any material changes during the nine months ended September 30, 2024, to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2023, for further description of our critical accounting policies.

Results of Operations – Comparison of Three Months Ended September 30, 2024 and 2023

	For the Three Months Ended September 30,		Dollar
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$20,311	$13,867	$6,444
General and administrative	6,013	4,147	1,866
Depreciation and amortization	33	30	3
Total operating expenses	26,357	18,044	8,313
Loss from operations	(26,357)	(18,044)	(8,313)
Other income, net	2,109	1,445	664
Net loss	$(24,248)	$(16,599)	$(7,649)

Research and Development

Research and development expenses increased by $6.4 million, or 46.5%, to $20.3 million for the three months ended September 30, 2024 from $13.9 million for the three months ended September 30, 2023. This increase is primarily due to the performance of tasks related to our molgramostim program, which includes approximately $3.7 million of costs related to our chemistry, manufacturing, and controls activities, primarily driven by initiatives to establish our second drug substance manufacturer, $0.2 million of clinical costs driven by the ramp up of the pediatric study, $1.0 million of costs related to regulatory affairs and quality assurance, and $1.5 million due to an increase in personnel including related costs and other departmental overhead.

General and Administrative

General and administrative expenses increased by $1.9 million, or 45.0%, to $6.0 million for the three months ended September 30, 2024 from $4.1 million for the three months ended September 30, 2023. The increase is due to personnel and related costs of $0.8 million, certain commercial activities of $0.9 million, and other departmental overhead of $0.2 million.

Other Income, Net

Other income, net increased by $0.7 million to $2.1 million for the three months ended September 30, 2024 from $1.4 million for the three months ended September 30, 2023. The increase is primarily related to an increase in Interest income as a result of higher balances in our short-term investments following various equity financings.

Results of Operations – Comparison of Nine Months Ended September 30, 2024 and 2023

	Nine months ended September 30,		Dollar
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$54,735	$31,516	$23,219
General and administrative	17,189	10,816	6,373
Depreciation and amortization	98	45	53
Total operating expenses	72,022	42,377	29,645
Loss from operations	(72,022)	(42,377)	(29,645)
Other income, net	5,185	3,778	1,407
Net loss	$(66,837)	$(38,599)	$(28,238)

Research and Development

Research and development expenses increased by $23.2 million, or 73.7%, to $54.7 million for the nine months ended September 30, 2024 from $31.5 million for the nine months ended September 30, 2023. This increase is primarily due to the performance of tasks related to our molgramostim program, which includes approximately $12.9 million of costs related to our chemistry, manufacturing, and controls activities, primarily driven by initiatives to establish our second drug substance manufacturer, $2.4 million of costs related to our IMPALA-2 trial and pediatric study, including CRO-related activities, $2.9 million of costs related to regulatory affairs and quality assurance, and approximately $5.0 million due to an increase in personnel including related costs and other departmental overhead.

General and Administrative

General and administrative expenses increased by approximately $6.4 million, or 58.9%, to $17.2 million for the nine months ended September 30, 2024 from $10.8 million for the nine months ended September 30, 2023. The increase is due to personnel and related costs of $2.5 million, certain commercial activities of $2.8 million, and other overhead of $1.1 million primarily driven by patient advocacy activities and consultant costs.

Other Income, Net

Other income, net increased by $1.4 million to $5.2 million for the nine months ended September 30, 2024 from $3.8 million for the nine months ended September 30, 2023. The increase is primarily related to an increase in Interest income as a result of higher balances in our short-term investments following various equity financings.

Liquidity and Capital Resources

As of September 30, 2024, we had $21.4 million of cash and cash equivalents, $198.0 million in short-term investments, and an accumulated deficit of approximately $460.2 million. As discussed in Note 6. Long-term Debt in the notes to the condensed consolidated financial statements included in this Quarterly Report, during April 2022, we entered into an Amended Loan Agreement with Silicon Valley Bank that provided for a $26.5 million term loan facility, the proceeds of which were used to refinance all outstanding obligations under our pre-existing loan agreement with Silicon Valley Bank.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(65,807)	$(35,458)
Cash used in investing activities	(57,836)	(63,687)
Cash provided by financing activities	118,420	74,885
Effect of exchange rate changes on cash and cash equivalents	65	(150)
Net change in cash and cash equivalents	$(5,158)	$(24,410)

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2024 was $65.8 million, consisting of a net loss of $66.8 million and net $2.3 million in changes due to operating assets and liabilities. This was partially offset by approximately $3.3 million of net noncash charges (comprised of depreciation and amortization including right-of-use assets, accretion on premium to short-term investments, amortization of debt issuance costs, and stock-based compensation).

Cash flows from investing activities

Cash used in investing activities of $57.8 million for the nine months ended September 30, 2024 was primarily associated with purchases of short-term investments partially offset by proceeds from the maturities of short-term investments.

Cash flows from financing activities

Cash provided by financing activities of $118.4 million for the nine months ended September 30, 2024 was primarily the result of net proceeds from the July 2024 Offering and the August 14, 2024 at-the-market sales offering.

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

As of September 30, 2024, we had cash, cash equivalents, and short-term investments of approximately $219.4 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 9. Commitments – Manufacturing and Other Commitments and Contingencies, in the notes to the condensed consolidated financial statements included in this Quarterly Report, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development, chemistry, manufacturing, controls, regulatory and commercialization efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

On July 1, 2024, the Company sold an aggregate of 26,246,720 shares of the Company’s common stock, par value $0.001 per share, pursuant to the July 2024 Offering at an offering price of $3.81 per share. The July 2024 Offering resulted in net proceeds of $93.8 million after taking into consideration underwriter commissions, legal fees, and other customary closing costs. The July 2024 Offering was made pursuant to the Company’s 2024 Registration Statement.

On August 14, 2024, the Company sold 6,038,650 shares of the Company’s common stock pursuant to its Sales Agreement with Evercore to a single institutional investor resulting in net proceeds of $24.4 million. These sales were made pursuant to the Company’s 2024 Registration Statement.

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

We also have interest rate exposure related to our long-term debt. Refer to Note 6. Long Term Debt of the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q for additional discussion. The Amended Loan Agreement with Silicon Valley Bank bears interest equal to the greater of (i) 3% and (ii) the prime rate reported in The Wall Street Journal, minus a spread of 0.5%, which was 7.5% on September 30, 2024. Changes in the prime rate would have impacted our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on September 30, 2024, were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

We have ongoing operations in Europe and pay those vendors in local currency, including Euros or Danish Krone. At times, we seek to limit the impact of foreign currency fluctuations through the use of derivative instruments and short-term foreign currency forward exchange contracts not designated as hedging instruments. We did not recognize any significant exchange rate losses during the nine months ended September 30, 2024 and 2023. A 10% change in the Euro-to-dollar or Krone-to-dollar exchange rate on September 30, 2024, would not have had a material effect on our results of operations or financial condition.

Additionally, inflation generally affects us by increasing our cost of labor, supplies and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities adopted, modified or terminated by our executive officers and directors the quarter ended September 30, 2024, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a Trading Plan).

Name and Title	Date of Adoption of Trading Plan	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan	Date Plan Term
Matthew Pauls Chief Executive Officer and Chair of the Board of Directors	9/25/2024	12/26/2024	5/15/2025	150,000	N/A
David Lowrance Chief Financial and Administration Officer	9/24/2024	12/26/2024	5/15/2025	85,000	N/A

(1) A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number	Description

3.1	Savara Inc. Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.2	Amended and Restated Bylaws of Savara Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2023).
10.1	Savara Inc. 2021 Inducement Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on October 1, 2024).
10.2 #	Form of Incentive Stock Option Award Agreement under the 2024 Omnibus Incentive Plan.
10.3 #	Form of Nonqualified Stock Option Award Agreement under the 2024 Omnibus Incentive Plan.
10.4 #	Form of Restricted Stock Unit Award Agreement under the 2024 Omnibus Incentive Plan.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
# Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Savara Inc.

Date: November 12, 2024	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ David Lowrance
David Lowrance
Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)