Form 10-K
period 2024-12-31
Savara Inc
filed 2025-03-27
CIK 1160308

mt

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2024, (the last business day of the registrant’s most recently completed second fiscal quarter), was $544,458,670.

The number of shares of Registrant’s Common Stock outstanding as of March 27, 2025 was 172,633,140.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 5, 2025, are incorporated by reference into Part III of this Report.

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
•
our ability to maintain compliance with our covenants under our long-term debt instruments;
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

Risks Related to Development and Commercialization of our Product Candidate

•
We are substantially dependent upon the clinical, regulatory, and commercial success of our sole product candidate, molgramostim inhaled solution ("MOLBREEVI"). If we are unable to successfully complete clinical development of, obtain regulatory approval for, and successfully commercialize MOLBREEVI, our business may be harmed.

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
•
Our MOLBREEVI product candidate may cause undesirable side effects or adverse events or have other properties that could delay or prevent our clinical development, regulatory approval, or commercialization.
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
•
We may require additional financing to obtain regulatory approval for MOLBREEVI and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development efforts or other operations.
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
•
We rely significantly on third parties to conduct our nonclinical testing and clinical trials and other aspects of our MOLBREEVI development program, and if those third parties do not satisfactorily perform their contractual obligations or meet anticipated deadlines, the development of our MOLBREEVI product candidate could be adversely affected.
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

Risks Related to Competition, Retaining Key Employees and Managing Growth

•
MOLBREEVI has received Orphan Drug Designation from the U.S. Food and Drug Administration (the "FDA") and the European Medicines Agency (the "EMA"). If a competitor obtains Orphan Drug exclusivity for a product with the same active ingredient and route of delivery as MOLBREEVI for autoimmune pulmonary alveolar proteinosis, we may be unable to market our product candidate until the exclusivity of the competing product expires.
•
We expect competition in the marketplace for our MOLBREEVI product candidate should it receive regulatory approval.
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

Risks Related to Our Business Operations

•
Our operations might be interrupted and financial results could be adversely impacted by the occurrence of a natural disaster, acts of war or terrorism, tariffs, information technology ("IT") system malfunction, telecommunication and electrical failures or other catastrophic event, or public health crises, such as a pandemic.
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

PART I

Item 1. Business.

Business Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical stage biopharmaceutical company focused on rare respiratory diseases. Our sole program, molgramostim inhalation solution ("MOLBREEVI" or "molgramostim"), is an investigational inhaled biologic, specifically an inhaled granulocyte-macrophage colony-stimulating factor ("GM-CSF") in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). MOLBREEVI is delivered via a proprietary eFlow® Nebulizer System (PARI Pharma GmbH).

Corporate Strategy

Our goal is to become a leader in rare respiratory therapeutics through the development and commercialization of novel, best-in-class medicines that address unmet medical needs in this field. Key elements of our strategy include:

•
Continued advancement of the MOLBREEVI aPAP program and the completion of the Phase 3 IMPALA-2 pivotal clinical trial of which the 96-week open-label period of the trial continues. The IMPALA-2 trial design was endorsed by regulatory authorities in the U.S. (U.S. Food and Drug Administration), Europe (European Medicines Agency), United Kingdom (Medicines and Healthcare Products Regulatory Agency), and Japan (Pharmaceuticals and Medical Devices Agency), and regulatory agencies and ethics committees in various countries and sites where the trial is being conducted. The first patient in the trial was dosed in June 2021. During the second quarter of 2023, patient enrollment in the trial was completed (target enrollment was 160, the trial enrolled 164 patients). In June 2024, positive top line results from the trial were reported that demonstrated a favorable risk benefit profile for MOLBREEVI in aPAP. The rolling submission of the MOLBREEVI biologics license application ("BLA") to the U.S. Food and Drug Administration ("FDA") was initiated in December 2024. On March 26, 2025, the Company announced that it had completed the BLA submission to the FDA.
•
Ensuring all aspects of our manufacturing are validated and can produce product at commercial scale. To help ensure an uninterrupted drug supply and mitigate approvability risk, our goal is to establish a fully redundant supply chain with second source manufacturers for drug substance, drug product, and chemistry, manufacturing, and controls ("CMC") analytics. Starting with drug substance, we have invested in primary and secondary drug substance manufacturing partners. The primary drug substance manufacturer is GEMA Biotech S.A. (“GEMA”). In February 2024, we announced entry into a Master Services Agreement with a second source drug substance partner, Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, and Fujifilm Diosynth Biotechnologies U.S.A., Inc. (collectively, “Fujifilm”). Drug product is currently manufactured by Patheon UK Ltd. (“Patheon”), a division of Thermo Fisher Scientific Inc. Following commercialization of MOLBREEVI, and pursuant to our strategy for a dual source supply chain, we plan to work to qualify a second source drug product partner as well as a second source CMC analytics vendor.
•
Outsourcing capital-intensive operations. We will continue to pursue the development and manufacturing of our product candidate by outsourcing most clinical development work and manufacturing operations. We believe our business model enables the effective and capital-efficient development of our pipeline through the use of high-quality specialist vendors and consultants.

MOLBREEVI – aPAP

Our sole product candidate is an inhaled biologic. MOLBREEVI is an inhaled formulation of recombinant human GM-CSF and is being developed for the treatment of aPAP. Pulmonary alveolar proteinosis (“PAP”) is a rare lung disease characterized by the accumulation of surfactant in the alveoli (or air sacs) of the lungs. There are different types of PAP, of which aPAP is the most common.

In May 2019, the FDA granted Fast Track Designation to MOLBREEVI for the treatment of aPAP. Fast Track Designation facilitates the development and expedites the review of new drugs or biologics intended to treat serious or life-threatening conditions that demonstrate the potential to address unmet medical needs. In December 2019, the FDA granted Breakthrough Therapy Designation (“BTD”) for MOLBREEVI in aPAP based on data from the 24-week double-blind treatment period from our IMPALA Phase 2/3 trial. Additionally, MOLBREEVI was granted Orphan Drug Designation for the treatment of aPAP in the U.S. and the European Union (“EU”), which allows for seven and ten years of exclusivity from approval, respectively. Savara has exclusive access to the investigational, proprietary PARI eFlow® Nebulizer System for this indication along with a proprietary cell bank for the active drug substance of MOLBREEVI. Additionally, in the United Kingdom ("UK"), MOLBREEVI for the treatment of aPAP was granted Innovation Passport (June 2022) and

Promising Innovative Medicine (August 2022) designations by the UK Medicines and Healthcare Products Regulatory Agency ("MHRA"). These designations provide the opportunity for enhanced dialogue and input from the MHRA and the Health Technology Assessment bodies in England, Scotland, and Wales.

In 2019, we announced that IMPALA, the Phase 2/3 clinical trial of MOLBREEVI for the treatment of aPAP did not meet its primary endpoint of improvement compared to placebo in the alveolar-arterial gradient, or (A-a)DO2, from baseline at week 24. While the trial did not meet its primary endpoint, the totality of data from the IMPALA trial gives us confidence that MOLBREEVI had the potential to address a significant unmet need in this rare lung disease. These data include:

•
multiple key secondary and exploratory endpoints that either achieved statistical significance or trended in favor of the active drug arms;
•
results from the open-label period of the trial that demonstrated a sustained treatment effect, or continued improvement, after longer term exposure to MOLBREEVI; additionally, patients who had been on placebo during the double-blind period of the trial and switched to treatment with MOLBREEVI during the open-label period showed improvements that eventually were generally similar to those seen in patients who received MOLBREEVI during the double-blind period; and
•
MOLBREEVI being generally well tolerated, and its safety profile, when compared to placebo, was equal except for a few relatively non-serious outcomes that did not lead to discontinuations.

In September 2020, results from the IMPALA trial were published in the New England Journal of Medicine.

In June 2021, the Phase 3 IMPALA-2 pivotal trial, which built on the key learnings from the first IMPALA trial, was initiated and enrollment completed in June 2023.

In March 2024 and October 2024, respectively, the EU EMA and the UK MHRA accepted our MOLBREEVI Pediatric Investigational Plan (“PIP”) and trial initiation activities in Europe are currently ongoing.

In June 2024, we reported top line results from pivotal IMPALA-2 trial that demonstrated significant improvement in gas exchange, as measured by diffusing capacity of the lungs for carbon monoxide ("DLCO") and clinical benefit, as measured by St. George’s Respiratory Questionnaire ("SGRQ"). MOLBREEVI was well tolerated throughout the 48-weeks and no unexpected safety signals were seen. A summary of results are as follows:

•
statistically significant improvement in mean change from baseline in DLCO versus placebo at week 24 (primary endpoint) and week 48 (secondary endpoint), showing durability of effect;
•
statistically significant improvement in mean change in baseline in SGRQ Total Score at week 24 (secondary endpoint);
•
nominally significant improvements in mean change in baseline in SGRQ Activity Score at week 24 and Peak metabolic equivalents of task ("METs") (an established measure of exercise capacity) at week 48. We considered data with a p-value <0.05 to be nominally significant;
•
97% of patients completed the double-blind treatment period through week 48 with no trial drug related adverse events leading to discontinuation; and
•
100% of patients that completed the 48-week double-blind period of the trial elected to participate in the 96-week open-label period.
•
In March 2024 and May 2024, respectively, the EMA and FDA conditionally accepted MOLBREEVI, the trade name for molgramostim inhalation solution. The MOLBREEVI trade name approval will not be finalized until our molgramostim inhalation solution is approved by the respective regulatory entities.

Detailed Program Description

MOLBREEVI

Background on aPAP

Autoimmune pulmonary alveolar proteinosis, known as aPAP, is a specific disease belonging to a family of distinct rare lung diseases collectively referred to as PAP. aPAP represents about 90% of all patients with PAP and the estimated diagnosed prevalence of PAP is six to seven cases per million people in the U.S., with similar or higher prevalence reported elsewhere in the world. For example, Japan, a country that undertakes a more centralized approach to diagnosing and treating PAP, has seen a consistent increase in patients being diagnosed with the disease. It is now estimated the diagnosed prevalence in Japan could be three to four times the original estimate of six to seven cases per million.

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

aPAP most commonly affects individuals in early middle age, but people of any age can be affected. As a result of the accumulation of surfactant, gas exchange in the lungs is obstructed, and patients start to experience shortness of breath, fatigue, and decreased exercise tolerance. Typically, shortness of breath is first observed upon exertion, but as the disease progresses, shortness of breath can be experienced even when a person is at rest. Patients may experience cough, sputum production, and episodes of fever, especially if secondary lung infection develops. In the long-term, the disease can lead to serious complications, including serious infections. Over time, aPAP can lead to pulmonary fibrosis and respiratory failure, which can be fatal and may require lung transplantation.

Current treatment options for aPAP

In the U.S. and Europe, there are no approved medicines for the treatment of aPAP. The current available therapy for aPAP is a non-standardized procedure called whole lung lavage (“WLL”), which entails the wash of the lung with saline, to physically remove excess surfactant from the lung. The invasive and inconvenient procedure is performed under general anesthesia and involves:

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

WLLs are performed by highly experienced physicians at specialist sites and necessitate hospitalization. As WLL does not correct the underlying pathophysiology of the disease, or prevent abnormal surfactant accumulation, most patients who undergo the procedure may only experience temporary symptomatic relief. Once the lungs refill with surfactant, the WLL procedure needs to be repeated.

As there are no approved pharmaceutical treatments available for aPAP in the U.S. and Europe, there is an unmet need for a convenient and efficacious medicinal treatment. We believe that inhalation of MOLBREEVI activates macrophages in the lung alveoli, thus potentially restoring the surfactant-clearing activity of the alveolar macrophages and considerably improving oxygenation and exercise tolerance. Sargramostim (Leukinecl), an injectable form of GM-CSF, is approved in the U.S. for intravenous and subcutaneous administration treatment of neutropenia caused by cancer chemotherapy and other related indications. In April 2024, sargramostim was approved in Japan for the treatment of aPAP. Currently, there are no approved inhalation formulations of GM-CSF in the U.S. or Europe, nor are there any investigational drugs in clinical development for aPAP in the U.S. or Europe, other than MOLBREEVI.

The potential benefits of inhaled GM-CSF in aPAP have prompted independent clinicians and academic researchers in the U.S., Japan, and countries in Europe to study the safety and efficacy of inhaled GM-CSF in aPAP patients. In addition to our two placebo-controlled clinical trials of MOLBREEVI in this patient population—the Phase 2/3 IMPALA trial (n=138) and the Phase 3 IMPALA-2 trial, the largest placebo-controlled trial in aPAP (n=164)—several investigator-sponsored, open-label clinical trials and case studies of inhaled GM-CSF treatment have been published, with promising results on the efficacy and safety of the treatment. In total, treatment of nearly 150 aPAP patients with inhaled GM-CSF has been reported in open-label trials or retrospective cohorts, as well as several individual case reports. A case series published in ERJ Open Research in January 2025 retrospectively evaluated 5 aPAP patients who received molgramostim through European single-patient access supplied by Savara. Following treatment with molgramostim (mean duration of 4.2 years), the real-world outcomes data suggest molgramostim addresses the underlying pathophysiology of aPAP, resulting in improved lung function, decreased disease burden, restored patient functionality, reduced clinical symptoms, and, at the time of publication, no need for WLL. For details on the results of the IMPALA-2 trial, please see the Clinical Development of MOLBREEVI – aPAP: Phase 3 IMPALA-2 Trial section included in this report.

According to our review of published literature, few safety issues related with GM-CSF inhalation in patients with aPAP have been reported. However, there is still limited information available on the long-term safety of inhaled GM-CSF.

Product Description

MOLBREEVI is an inhaled formulation of a non-glycosylated form of recombinant human GM-CSF that we are developing for the treatment of aPAP. GM-CSF is an endogenous growth factor that stimulates the proliferation and differentiation of hematopoietic cells (blood immune cells), mainly granulocytic and monocytic cells, which defend against bacteria and viruses, and clear cellular debris and waste substances from the body. MOLBREEVI is produced in a strain of Escherichia coli bearing a genetically engineered plasmid containing a human GM-CSF gene.

Our product is a drug-device combination consisting of molgramostim (drug component) and a vibrating mesh nebulizer (device component). MOLBREEVI is supplied as a sterile formulation containing 300 µg of molgramostim in 1.2 mL solution. MOLBREEVI is administered once daily by inhalation via a high efficiency nebulizer, the investigational, proprietary eFlow® Nebulizer System (PARI Pharma GmbH). The eFlow®Nebulizer System is a reusable electronic inhalation system that has been optimized for administration of molgramostim. The eFlow® consists of a controller unit (AC or battery powered), a nebulizer handset, and a connection cord. The controller unit's lifespan is multiple years, and the handset is replaced monthly with a new unit.

MOLBREEVI was granted Orphan Drug Designation by the FDA in October 2012 and by the EMA in July 2013 for the treatment of aPAP. It was also granted Fast Track Designation and BTD by the FDA in May 2019 and December 2019, respectively. Further, it was granted Innovation Passport (June 2022) and Promising Innovative Medicine (August 2022) designations in the UK. Since 2014, molgramostim has been available in several European countries for the treatment of aPAP for named patients following unsolicited physician requests. In September 2024, we launched the Savara Early Access Program ("EAP") for molgramostim in patients with aPAP. The program enables physicians to request molgramostim for eligible patients in select geographies where the product is not commercially available and in compliance with local regulatory requirements. The Savara EAP has been reviewed and allowed to proceed by the FDA and is open for requests from physicians, on behalf of aPAP patients, in North America and select countries in Europe. More information can be found on the program at www.clinicaltrials.gov, NCT06546098.

We anticipate that, if approved, MOLBREEVI will be used as a long-term treatment in patients with aPAP. Once daily treatment with MOLBREEVI may reduce the need for WLL in patients with aPAP. In the IMPALA and IMPALA-2 trials, a reduced number of WLL procedures in the active treatment arms was seen compared to the placebo treatment arm, but the difference was not statistically significant, as the studies were not powered for statistical significance for WLL. Additionally, data from the real-world case studies (n=5) published in ERJ Open Research, noted above, suggest MOLBREEVI may reduce the need for WLL. While four of the five patients had at least one WLL prior to treatment with MOLBREEVI, none of the five patients required WLL after more than one year on treatment.

MOLBREEVI Key Advantages

Based on data from the completed Phase 2/3 IMPALA trial and the pivotal Phase 3 IMPALA-2 trial and building upon the published investigator-sponsored treatment experience with inhaled GM-CSF, we believe MOLBREEVI has the potential to become the treatment of choice for aPAP. The following characteristics of MOLBREEVI may contribute to the clinical profile of the investigational product candidate, as well as facilitate potential regulatory approval and successful commercialization.

Specifically, MOLBREEVI offers:

•
a strong product foundation that applies both a previously approved active drug substance class and drug delivery technology;
•
GM-CSF delivered directly to the lungs, the primary site of macrophage dysfunction in aPAP, which could result in clinical efficacy with limited systemic adverse effects;
•
a portable nebulizer system that provides a fast and convenient method of administration (nebulization time of about 3 to 5 minutes each day); this is highly desirable for long-term treatment in a chronic disease, such as aPAP;
•
eligibility for strong market protection via orphan drug status, potential eligibility for biologic exclusivity that provides twelve years of total market protection in the U.S.;

•
a proprietary cell bank used in the production of the drug substance; and
•
an exclusive agreement for the specific device that is optimized for administration of MOLBREEVI.

Clinical Development of MOLBREEVI – aPAP

Phase 3 IMPALA-2 Pivotal Trial

IMPALA-2 is a Phase 3, 48-week, randomized, double-blind, placebo-controlled pivotal clinical trial designed to compare the efficacy and safety of MOLBREEVI 300 µg administered once daily by inhalation with matching placebo in adult patients with aPAP. The primary endpoint was the change from baseline in percent predicted DLCO, a measure of gas transfer. Three secondary endpoints evaluated clinical measures of direct patient benefit: SGRQ Total Score, SGRQ Activity Component Score, and exercise capacity test using a treadmill. Other efficacy endpoints included (A-a)DO2 (another gas transfer measure), supplemental oxygen use, WLL frequency, patient and clinician global impression of disease severity and disease change, chest computed tomography (“CT”) scan to assess lung opacity, and blood biomarkers. Enrollment in IMPALA-2 was completed at the end of June 2023 with 164 patients, exceeding the expected trial enrollment of 160 patients. Patients were randomized to receive treatment for 48 weeks in one of two arms: MOLBREEVI 300 µg administered once daily or inhaled placebo administered once daily. The primary time point for efficacy assessment was at week 24; however, efficacy was assessed through week 48 to show durability of effect. Safety was assessed through week 48. Following the 48-week double-blind treatment period, patients had the option to transition to a 96-week open-label period where all patients receive MOLBREEVI 300 µg administered once daily.

In June 2024, we announced positive top line results from the IMPALA-2 trial which enrolled 164 patients from 43 sites across 16 countries, making it the largest placebo-controlled trial conducted in aPAP. One hundred fifty-nine patients completed treatment during the 48-week double-blind period—which translates to a treatment discontinuation rate of only 3%, and 100% of patients who completed treatment during the double-blind period opted to enter the 96-week open-label MOLBREEVI treatment period.

Top line results from the trial are as follows:

PRIMARY ENDPOINT MET:

•
Change from baseline to week 24 in hemoglobin adjusted percent predicted DLCO was the primary endpoint. DLCO is a lung function measurement that assesses the ability of the lungs to transfer gas from inspired air to the bloodstream. DLCO results showed a statistically significant treatment difference in mean changes of 6.0 percentage points in favor of MOLBREEVI compared to placebo (p=0.0007).

SECONDARY ENDPOINTS:

•
Gas Transfer

o
DLCO results were sustained through the double-blind period, with a treatment difference in mean changes of 6.9 percentage points at week 48 in favor of MOLBREEVI compared to placebo (p=0.0008)—indicating durability of treatment effect.

•
Clinical Benefit

o
SGRQ is a patient-reported outcome instrument that measures overall health, daily life, and a patient’s perceived well-being. SGRQ Activity, a subscale of the SGRQ, assesses the patient’s ability to carry out daily physical activity. A decrease from baseline in SGRQ indicates improvement (i.e. a lower number is better).

▪
SGRQ Total score showed a statistically significant treatment difference in mean changes from baseline of -6.59 points at week 24 in favor of MOLBREEVI compared to placebo (p=0.0072).

▪
At week 48, the treatment difference remained more favorable for MOLBREEVI compared to placebo at -4.87 points (p=0.1046).

▪
SGRQ Activity score demonstrated a nominally significant treatment difference in mean changes from baseline of -7.81 points at week 24 in favor of MOLBREEVI compared to placebo (p=0.0149) and remained numerically favorable with a treatment difference of -5.99 points at week 48 (p=0.1216).

o
Exercise capacity expressed as peak METs is a controlled assessment that required patients to exercise through standardized increases in speed and grade on a treadmill.

▪
MOLBREEVI treatment resulted in an absolute mean increase in peak METs of 1.11 compared to a mean increase of 0.7 with placebo at week 24, with a treatment difference of 0.41 METs (p=0.0845). This improvement was maintained through week 48, with a nominally significant treatment difference of 0.55 METs (p=0.0234).

WLL, an invasive procedure intended to clean the lungs of excess surfactant, was allowed during the trial as rescue treatment in case of worsening of aPAP. During the double-blind period, 17 patients (~10%), underwent at least one lung lavage—6 patients (7%) in the treatment arm underwent WLL, and 11 patients (13%) in the placebo arm underwent WLL.

MOLBREEVI was generally well tolerated. The frequencies of adverse events were mostly similar in both arms. Common adverse events were generally mild or moderate in severity and balanced across groups in frequency and severity, except for COVID-19, which occurred more frequently in the MOLBREEVI group but only lead to discontinuation in one subject. None of the COVID-19 events was considered related to trial drug by the investigator. IMPALA-2 was initiated in 2021 during the peak of the COVID-19 pandemic.

In December 2024, we initiated a rolling submission of a BLA to the FDA for MOLBREEVI for the potential treatment of aPAP. In 2019, MOLBREEVI was granted Fast Track and Breakthrough Therapy Designations for the treatment of patients with aPAP, therefore, we were allowed to submit individual modules of the BLA as they are completed, rather than waiting to submit the application once all modules were available. On March 26, 2025, the Company announced that it had completed the BLA submission to the FDA and it will request Priority Review.

Pediatric (PIP) Trial of MOLBREEVI – IMPACT

In March 2024 and October 2024, respectively, the EU EMA and the UK MHRA accepted our MOLBREEVI Pediatric Investigational Plan. Trial initiation activities for the IMPACT trial, which is a requirement from the EMA and MHRA as a function of the agreed-upon PIP, are currently ongoing. This open-label, multicenter clinical trial will evaluate the efficacy and safety of MOLBREEVI in pediatric patients with aPAP. The IMPACT clinical trial design is as follows:

Phase 2/3 IMPALA Trial

IMPALA was a Phase 2/3 randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of molgramostim in adult patients with aPAP. Patients with aPAP were randomly assigned to receive molgramostim (300 μg once daily by inhalation), either continuously or intermittently (once daily every other week), or matching placebo. The 24-week double-blind intervention period was followed by an open-label treatment-extension period during which patients were treated with molgramostim intermittently. The primary end point was the change from baseline in the alveolar–arterial difference in oxygen concentration (A-aDo2) at week 24.

Results from the double-blind period of the IMPALA trial, published in the New England Journal of Medicine in September 2020, demonstrated a positive treatment effect from daily continuous administration of molgramostim. In total, 138 patients underwent randomization; 46 were assigned to receive continuous molgramostim, 45 to receive intermittent molgramostim, and 47 to receive placebo. The primary endpoint, change from baseline in A-aDO2 was not statistically significant. This was due to 4 patients (1 in each molgramostim group and 2 in the placebo group) who received nasal oxygen therapy during arterial blood gas measurement rendering the calculation of A-aDO2 invalid because the inspired oxygen content could not be determined. A post-hoc analysis treated these patients’ data as missing and were replaced by means of imputation. For the primary end point—the change from baseline in A-aDo2 at week 24—mean improvement was greater among patients receiving continuous molgramostim than among those receiving placebo (−12.8 mm Hg vs. −6.6 mm Hg; estimated treatment difference, −6.2 mm Hg;P = 0.03 by comparison of least-squares means). Patients receiving continuous molgramostim also had greater mean improvement than those receiving placebo for secondary end points, including the change from baseline in the St. George’s Respiratory Questionnaire total score at week 24 (−12.4 points vs. −5.1 points; estimated treatment difference, −7.4 points; P = 0.01 by comparison of least-squares means). For multiple end points, mean improvement was greater with continuous molgramostim than with intermittent molgramostim. The percentages of patients with adverse events and serious adverse events were similar in the three groups, except for the percentage of patients with chest pain as investigated and deemed not related to cardiac effects, which was higher in the continuous molgramostim group.

In patients with aPAP, daily continuous administration of inhaled MOLBREEVI resulted in greater mean improvements in pulmonary gas transfer and functional health status than placebo, with similar rates of adverse events.

Manufacturing and Supply

We do not own or operate manufacturing facilities to produce clinical or commercial quantities of MOLBREEVI. We have fee-for-service contracts with a drug substance manufacturer and drug product manufacturer that cover all steps of the manufacturing process of MOLBREEVI. We expect to continue with this outsourcing model for the foreseeable future. In order to reduce production risks and help ensure an uninterrupted supply, and mitigate approvability risk, we have engaged a second source manufacturer for drug substance. Following approval of MOLBREEVI, and as part of our longer-term strategy for a dual-source supply chain, we will engage a second source manufacturer for drug product. All of our manufacturing and supply vendors are certified by National Competent Authorities to operate under current Good Manufacturing Practices (“cGMP”), a regulatory standard for the manufacture of pharmaceuticals; however, certain manufacturing and supply vendors have not yet received an FDA inspection.

MOLBREEVI drug substance is currently manufactured by GEMA in Buenos Aires, Argentina. All clinical and nonclinical trials to-date have used material sourced from GEMA and validation activities are ongoing to prepare for commercial manufacturing. Additionally, in February 2024, we entered into a master services agreement with Fujifilm in Billingham, UK, a well-established biologics manufacturer, pursuant to which Fujifilm will become our second source manufacturer and will provide manufacturing services related to MOLBREEVI drug substance.

MOLBREEVI drug product is currently manufactured by Patheon in Ferentino, Italy. Technology transfer and process validation activities with Patheon have been completed and were re-executed in 2023 as Patheon moved the manufacturing of MOLBREEVI drug product to a new state-of-art filling line in the same facility. Following approval of MOLBREEVI, we expect to engage a second source drug product manufacturer for MOLBREEVI.

MOLBREEVI drug product is currently tested by Selvita S.A. ("Selvita") and its affiliates, which are headquartered in Poland with additional offices in the U.S, the UK, and Croatia. Selvita is a drug discovery company engaged in provision of integrated drug discovery services, such as custom synthesis, medicinal chemistry, protein chemistry, molecular and cell biology, and analytical development, and its biology division specializes in certified testing conducted in GLP and GMP standards in areas such as pharmacodynamic testing, cytotoxicity testing, developing and validating biophysical, biochemical and cell-based assays as well as analytical methods.

MOLBREEVI is administered to the lungs using the eFlow® Nebulizer System, manufactured by PARI Pharma GmbH in Starnberg, Germany (“PARI”). The eFlow® Nebulizer System has been Conformité Européenne (“CE”) certified (CE 0123) according to the Medical Devices Directive 93/42/EEC (as amended by Directive 2007/47/EC) as a class IIa device. The device has a 510(k) clearance in the U.S. as a general device. We have an exclusive license and a long-term supply agreement with PARI, as further discussed below, covering the eFlow® Nebulizer System for the administration of MOLBREEVI.

Commercialization

Savara owns exclusive global rights to MOLBREEVI in aPAP. We continue to pursue clinical development and regulatory approvals for MOLBREEVI. We may engage with strategic partners to collaborate on implementing optimal sales and promotion activities. Our commercialization strategy will target key prescribing physicians and centers, as well as provide patients with support programs to ensure product access. Upon receipt of EMA approval, we expect to commercialize MOLBREEVI in the EU and may engage with strategic partners to optimize sales and promotion activities in other EU territories.

Key License and Other Agreements

Parexel

We entered into a master services agreement ("Parexel MSA") with Parexel on March 5, 2021, pursuant to which Parexel provides contract research services related to our clinical trials. The Parexel MSA has an initial term of five years. We may terminate the Parexel MSA and/or any work order without cause on 60 days’ prior written notice to Parexel. Either party may terminate the Parexel MSA or any work order, and Parexel may suspend the performance of services for a material uncured breach by the other party. In addition, either party may immediately terminate the Agreement and/or any individual work order on prior written notice if (a) continuation of the services would pose an undue risk to the health and/or wellbeing of a study participant, (b) any certificate, authorization, approval or exemption from a regulatory authority required for the conduct of the services is revoked, suspended, or expires without renewal, (c) in the reasonable opinion of such party, the continuation of the services would be in violation of applicable law, or (d) the other party becomes insolvent. Concurrent with entering the Parexel MSA, we executed a work order with Parexel, under which Parexel provides services related to the IMPALA-2 pivotal trial.

Additionally, in the second quarter of 2024, the Company initiated an open-label, multicenter clinical trial, IMPACT, for pediatric subjects with aPAP under a separate work order with Parexel. Pursuant to the IMPACT trial, Parexel currently has the opportunity to earn various milestone payments primarily dependent upon patient enrollment, site management, project oversight, and the compliance with defined study protocols.

Please refer to Note 10. Commitments – Manufacturing and Other for additional detail on our financial obligations to Parexel.

PARI Pharma GmbH

We have a license and collaboration agreement related to MOLBREEVI with PARI Pharma GmbH ("PARI" and collectively the “PARI License Agreement”). Under the PARI License Agreement, we have a worldwide, exclusive license for use and commercialization of the mesh nebulizer system which was optimized for MOBREEVI, PARI’s eFlow Nebulizer System, for the pulmonary delivery of any liquid formulation containing recombinant human GM-CSF (“rhGM-CSF”) as the sole active pharmaceutical ingredient for nebulization for aPAP. Following an amendment in 2018 (the “PARI Amendment”), we have the option to add other pulmonary infections to the included indications in the future.

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

In consideration of rights granted by PARI, a one-time fee was paid upfront, and we subsequently pay an hourly rate for work performed by PARI. Additionally, we are obligated to make future milestone payments to PARI based upon the first marketing approval for the product in the U.S., EU or Japan. The PARI Amendment expanded the development milestones in the agreement to include any additional pulmonary indications for which we use the device.

If we successfully commercialize any product candidate subject to the PARI License Agreement, we are responsible for royalty payments equal to a percentage of net sales. We are obligated to make such royalty payments until the later of (i) the expiration of the last valid claim in an issued patent covering a portion of the PARI device in the applicable country or (ii) 15 years after the first commercial sale of MOLBREEVI with the PARI device in that country (the “PARI Royalty Period”). If there is no such valid patent claim covering the applicable PARI device, the royalty owed to PARI will be decreased by a specified percentage.

The license term extends on a country-by-country basis until the end of the PARI Royalty Period or until mutually agreed by the parties. The PARI License Agreement may be earlier terminated by either party (i) upon 90 days’ notice (or 30 days’ notice by PARI in the event of uncured non-payment by Savara) due to a material uncured breach by the other party of its obligations or warranties thereunder or (ii) due to the other party initiating bankruptcy, reorganization or liquidation, or otherwise becoming insolvent. PARI may also terminate the PARI License Agreement in certain circumstances in which Savara transfers all or substantially all of its assets to a competitor of PARI.

We also have a commercial supply agreement with PARI (the “PARI Supply Agreement”) related to the supply of the PARI eFlow® Nebulizer System and related accessories for commercial use with our products after marketing approval is obtained. Pursuant to the PARI Supply Agreement, we are obligated to purchase from PARI (i) within the European Economic Area, (a) during the first five years from marketing approval, all of our requirements for the device and related accessories and (b) thereafter 80% and (ii) in the rest of the world, all of our requirements during the PARI Royalty Period. Pricing is on a per unit basis, with a reduction in price once certain purchasing volumes are met. The term of the PARI Supply Agreement extends until the end of the PARI Royalty Period and may be earlier terminated by either party (i) by mutual agreement, (ii) upon 90 days’ notice (or 10 days’ notice in the event of uncured non-payment by the other party) due to a material uncured breach by the other party of the PARI Supply Agreement, (iii) due to the other party initiating bankruptcy, reorganization or liquidation, or otherwise becoming insolvent, or (iv) upon termination of the PARI License Agreement.

GEMA Biotech S.A.

In April 2019, we entered into a manufacture and supply agreement with GEMA, which was amended on December 7, 2022 and December 13, 2023 (the “GEMA Agreement”), pursuant to which GEMA will supply the active pharmaceutical ingredient (“API”) for MOLBREEVI exclusively to us for commercial sale and continue to supply the API to us for clinical trials and research and development activities. Additionally, GEMA transferred and assigned to us all rights, titles, and interest in and to the master cell bank and working cell bank necessary to produce the API.

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

Additionally, the Company is subject to a purchase obligation for ten years following the date of receipt of approval by a regulatory authority of the first regulatory filing for the marketing and sale of the first MOLBREEVI product in any country. Each year, the Company will purchase from the GEMA the API required to produce a percentage of such MOLBREEVI product it sells (the “Purchase Requirement”); provided, however, that the Purchase Requirement will no longer apply if (i) the price charged by GEMA exceeds a certain price charged by an alternative supplier, (ii) there is a shortage of supply, or (iii) GEMA at any time fails to materially fulfill a purchase order.

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

Fujifilm Diosynth Biotechnologies

In February 2024, we entered into a master services agreement with Fujifilm pursuant to which Fujifilm will continue to provide development and manufacturing services related to active pharmaceutical ingredient for MOLBREEVI in accordance with the terms of separate scope of work agreements to be entered into by the parties. In conjunction with execution of the master services agreement, the Company executed a scope of work between the parties, under which Fujifilm will perform a manufacturing campaign for process performance qualification of the active pharmaceutical ingredient of MOLBREEVI.

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

Patheon UK Limited

We have entered into an agreement and related work orders with Patheon under which Patheon manufactures our MOLBREEVI product candidate for clinical trials. We may terminate the agreement at any time for any business reason.

In June 2019, we entered into a master manufacturing services agreement (the “Master Manufacturing Agreement”) with Patheon and expect in the future to enter into one or more related Product Agreements (each a "Product Agreement") to govern the terms and conditions of Patheon’s manufacture of commercial supplies of MOLBREEVI.

The Master Manufacturing Agreement had an initial term ending December 31, 2024, and will automatically renew after the initial term for successive terms of two years each if there is a Product Agreement in effect, unless a party has given notice of termination. Either party may terminate the Master Manufacturing Agreement upon the other party’s uncured material breach or insolvency. Patheon may terminate the Master Manufacturing Agreement if we assign such agreement to an assignee that is unacceptable to Patheon for certain reasons, for failure to timely pay invoices, or if we forecast zero volume for six months.

Selvita S.A.

We entered into a master services agreement with Selvita on January 17, 2024 (the "Selvita MSA") under which Selvita performs batch control testing and analyses of our MOLBREEVI drug product and drug substance through certain cell-based bioassays. The Selvita MSA has a term of five years, unless either party terminates the agreement upon ninety-day notification.

Diagnostic Testing

In December 2023, we launched aPAP ClearPath, a new serum-based blood test that can be used by physicians in the U.S. to help obtain a diagnosis of aPAP. The aPAP ClearPath test is a sensitive and specific quantitative immunoassay designed to detect aPAP GM-CSF autoantibodies in human serum. We partnered with TrilliumBiO, a modern health solutions provider and a Clinical Laboratory Improvement Amendments ("CLIA")-certified lab, to develop the simple, no-cost, and noninvasive test. A supporting disease awareness campaign was also launched to improve understanding of aPAP, highlight the hallmark signs and symptoms of the disease, and educate physicians about the need for early testing. In an effort to enhance testing, we are advancing development of a dried blood spot assay that we believe will further simplify blood sample collection and improve access to testing. We have launched the dried blood spot assay in the U.S. in the first quarter of 2025. In September 2024, we launched a disease state awareness campaign targeted at pulmonologists in Europe.

Expanded Access Program

In September 2024, we announced the Savara Early Access Program for patients with aPAP. The program enables physicians to request MOLBREEVI for eligible aPAP patients in select geographic areas where the product is not commercially available and in compliance with local regulatory requirements. The Savara Early Access Program has been reviewed and allowed to proceed by the FDA, and it is currently accepting requests from eligible patients in select countries in North America and Europe with plans to expand through 2026.

Expanded access programs are intended to serve as a potential pathway for a patient with a serious or immediate life-threatening disease or condition to gain access to an investigational medical treatment outside of clinical trials before it is commercially available, when no comparable or satisfactory alternative therapy options are available.

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of drugs, such as the drug candidate we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical, and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidate. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local, and global statutes and regulations require the expenditure of substantial time and financial resources.

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
•
preparation of and submission to the FDA of a BLA, after adequate completion of all required clinical trials;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs and to assure that the facilities, methods, and controls are adequate to ensure the product’s quality attributes, and of selected clinical investigational sites to assess compliance with current Good Clinical Practices (“GCP”); and
•
FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the U.S., which must be updated annually and when significant changes are made.

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our product candidate will be granted on a timely basis, if at all. Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also includes results of animal and in vitro trials assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product candidate; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold, and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB, for each site proposing to conduct the clinical trial, must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the trial until completed. Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies, and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including trials initiated by investigators. The submission of a BLA requires payment of a substantial user fee to the FDA, and the sponsor of an approved BLA is also subject to annual product and establishment user fees. These fees are typically increased annually. As noted previously, MOLBREEVI for the treatment of aPAP has been granted Orphan Drug Designation, and as such is exempt from the payment of user fees under current legislation.

We have completed the BLA submission to the FDA. Within 60 days following submission of the application, the FDA reviews a BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been filed, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the FDA deems that the application sufficiently relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe and effective for the indication being pursued, and the facilities in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety and effectiveness. The FDA may convene an advisory committee to provide independent expert insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process requires substantial time, effort, and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our product(s). After the FDA evaluates a BLA and conducts inspections they deem necessary to evaluate compliance with applicable regulations, the FDA may issue an Approval Letter or a Complete Response Letter. An Approval Letter authorizes commercial marketing of the product in compliance with specific prescribing information. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may request additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more post-marketing trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing trials. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of its products under development.

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of new drugs that meet certain criteria. Specifically, new drug products are eligible for Fast-Track Designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. For a fast-track product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted if relevant criteria are met. A fast track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after the FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing trials or completion of ongoing trials after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit.

In addition, the U.S. Food and Drug Administration Safety and Innovation Act, which was enacted and signed into law in 2012, established BTD. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors may request the FDA to designate breakthrough therapy at the time of, or any time after, the submission of an IND, but ideally before an end-of-phase 2 meeting with the FDA. If the FDA designates breakthrough therapy for a product candidate, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller or more efficient clinical trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. BTD also allows the sponsor to submit sections of the BLA for review on a rolling basis.

Fast Track Designation, priority review and BTD do not change the standards for approval but may expedite the development or approval process.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record keeping, reporting of adverse experiences, periodic reporting, distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing (as applicable) annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as potential new application fees for supplemental applications with clinical data. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may, among other things, halt our clinical trials, require us to recall a product from distribution, or withdraw approval of the BLA.

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
•
fines, warning letters, or holds on post-approval clinical trials;
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

European Union

MAA

To obtain approval of a drug under the EU regulatory system, an application for a marketing authorization may be submitted under a centralized, a decentralized, or a national procedure. The centralized procedure, which is compulsory for medicines produced by certain biotechnological processes or for orphan drugs, provides for the grant of a single marketing authorization that is valid for all EU member states, which grants the same rights and obligations in each member state as a national marketing authorization. As a general rule, only one marketing authorization may be granted for drugs approved through the centralized procedure and the marketing authorization is also relevant for the European Economic Area countries.

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

To receive a license for marketing authorization, the manufacturer or seller must, at the very least, employ certain manufacturing, marketing, quality, and safety personnel. If the quality management methods and post marketing safety management methods applied with respect to the pharmaceutical product fail to conform to the standards stipulated by the MHLW license, marketing authorization may not be granted. A company must submit an application for approval to the MHLW with results of nonclinical and clinical studies to show the quality, efficacy, and safety of the product candidate to obtain manufacturing/marketing approval for a new product. A data compliance review, on-site inspection for GCP, and audit and detailed data review for compliance with current cGMP's are undertaken by the PMDA. The committees of the Pharmaceutical Affairs and Food Sanitation Council will discuss each application, and based on the results of these reviews, the final decision on approval is made by the MHLW. The approval process timeline significantly varies, but it can take years. Pricing approval for the product is required in order to be applied for redemption of health insurance. Once approved and marketable, the medical products are also subject to regular post-marketing vigilance of safety and quality under the standards of cGMP. In Japan, the National Health Insurance system maintains a Drug Price List specifying which pharmaceutical products are eligible for reimbursement, and the MHLW sets the prices of the products on this list. Upon marketing approval, the manufacturer or seller begins negotiations regarding the reimbursement price with the MHLW, which is generally determined within 60 to 90 days. The government generally introduces price cut rounds every other year and also mandates price decreases for specific products. New products judged innovative or useful, that are indicated for pediatric use, or that target orphan or small population diseases, however, may be eligible for a pricing premium. The government has also promoted the use of generics, where available.

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

If a drug candidate that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same drug for the same indication for seven years, except in very limited circumstances, such as if the second applicant demonstrates the clinical superiority of its product or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among other benefits of Orphan Drug Designation are tax credits for certain research and a waiver of the BLA application user fee.

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

Breakthrough Therapy Designation

In December 2019, the FDA granted the use of MOLBREEVI for the treatment of aPAP program BTD, which provides a process for expediting the development and review of drug candidates that are intended to treat a serious condition and for which preliminary evidence indicates that the drug candidate may demonstrate substantial improvement over the available therapy.

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

The federal Anti-Kickback Statute prohibits, among other things, the knowing and willing, direct or indirect offer, receipt, solicitation or payment of remuneration in exchange for or to induce the referral of patients, including the purchase, order, or lease of any good, facility, item or service that would be paid for in whole or part by Medicare, Medicaid, or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced-price items and services. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to increased scrutiny and review if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct illegal per se under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. The government has enforced the federal Anti-Kickback Statute to reach large settlements with healthcare companies based on sham research or consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Many states have similar laws that apply to their state health care programs as well as private payers.

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

On October 24, 2018, then President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”) extends the reporting and transparency requirements under Open Payments to physician assistants, nurse practitioners, and other mid-level practitioners (with reporting requirements going into effect in 2022 for payments made in 2021). Additionally, entities that do not comply with mandatory reporting requirements may be subject to a corporate integrity agreement. Certain states also mandate implementation of commercial compliance programs, impose restrictions on covered manufacturers’ marketing practices and/or require the tracking and reporting of gifts, compensation, and other remuneration to physicians and other healthcare professionals.

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

In addition to the foregoing health care laws, we are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to government officials or private-sector recipients for the purpose of obtaining or retaining business. We have adopted an anti-corruption policy which mandates compliance with the FCPA and similar anti-bribery laws applicable to our business throughout the world. However, we cannot assure that such a policy or procedures implemented to enforce such a policy will protect against intentional, reckless, or negligent acts committed by our employees, distributors, partners, collaborators, or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties, or prosecution and have a negative impact on our business, results of operations, and reputation.

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

By way of example, in March 2010, the Affordable Care Act was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional health policy reforms. Among the provisions of the Affordable Care Act of importance to our product candidate are:

•
an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs; however designated Orphan Drugs, such as MOLBREEVI, are generally exempt from these fees;
•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
•
a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
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

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect additional challenges and amendments in the future. It is unclear how this such effort to repeal and replace the Affordable Care Act will impact the healthcare industry or our business operations. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

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

Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including our product candidate and our processes. We seek patent protection in the U.S. and internationally for our products, their methods of use and any other technology to which we have rights, as appropriate, such as device exclusivity. We also rely on trade secrets that may be important to the development of our business.

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

Trade Secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, significant aspects of our processes and proprietary technology portfolio are based on unpatented trade secrets and know-how. Trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors, and commercial partners. These agreements are designed to protect proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. While we have confidence in our key individuals, consultants, partner organizations, and systems, agreements or security measures may be breached, and there may not be adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Competition

The pharmaceutical industry is highly competitive and subject to continuous technological change. We compete in the segment of the pharmaceutical, biotechnology, and other related markets focused on rare respiratory diseases. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies, and research institutions. We believe that key competitive factors affecting the commercial success of our product candidate will be efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement. Many of our potential competitors, either alone or with their collaboration partners have substantially greater financial, technical, and human resources than us, and significantly greater experience in the discovery and development of product candidates, manufacturing, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be faster and more successful in obtaining FDA approval for therapies and achieving widespread market acceptance. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of very capable competitors. We anticipate facing intense and increasing competition as new drugs enter the market and advanced technologies become available. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses.

A glycosylated GM-CSF product, sargramostim (Leukine), available in the U.S., is approved for intravenous or subcutaneous delivery in patients with neutropenia following cancer chemotherapy. Leukine has not been approved in the U.S. or Europe for the treatment of aPAP or any other acute or chronic lung disease but is sometimes used in the U.S. as an off-label, pharmacy-compounded product (injectable product compounded for inhalation delivery). The drug substance in Leukine, sargramostim, has been used in a nonclinical research project conducted by NIH/TRND in collaboration with the University of Cincinnati College of Medicine on the potential application of inhaled GM-CSF as a treatment for aPAP. No clinical trials have been conducted to date under this collaboration project. Additionally, in April 2024, sargramostim was approved by the Japanese Pharmaceuticals and Medical Device Agency ("PMDA") for the treatment of aPAP. The approval was based on a multicenter clinical trial of inhaled sargramostim in aPAP, using a standard commercially available nebulizer, which was conducted by a consortium of independent clinical investigators in Japan. Sargramostim, marketed in Japan by Nobelpharma Co. Ltd., has the potential to present a material competitive threat to the commercial success of MOLBREEVI in Japan. In addition, in November 2018 and June 2024, Partner Therapeutics, Inc., a commercial biotechnology company, was granted Orphan Drug Designation for Leukine for the treatment of PAP by the FDA and EMA, respectively. Except for the aformentioned treatments, we are not aware of any other companies developing an inhaled form of GM-CSF for aPAP in the U.S. or elsewhere

Employees and Human Capital

We are committed to attracting and retaining the best possible talent. As of March 27, 2025, we had 59 employees as well as several third-party consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Trademarks

“Savara Inc.,” "aPAP ClearPath," "MOLBREEVI," and the Savara logo are trademarks of Savara or its subsidiaries in the U.S. and other jurisdictions. Other third-party logos and product/trade names are registered trademarks or trade names of their respective companies. Use or display by us of other parties’ trademarks, service marks, trade names, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark, trade name, trade dress or product owners.

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

Risks Related to Development and Commercialization of our Product Candidate

We are substantially dependent upon the clinical, regulatory, and commercial success of our sole product candidate, MOLBREEVI. If we are unable to successfully complete clinical development of, obtain regulatory approval for, and successfully commercialize MOLBREEVI, our business may be harmed.

The success of our business is dependent on our ability to advance the clinical development of our sole product candidate, MOLBREEVI, an investigational inhaled GM-CSF for the treatment of aPAP. To date, we have never obtained regulatory approvals for or commercialized a product candidate, and we may never be able to develop a marketable product. We are devoting, and expect to continue to devote, substantially all our efforts and financial resources to the development of MOLBREEVI for aPAP, including clinical trials, regulatory approval, and, if approved, commercialization. Our business depends heavily on the successful completion of clinical development and subsequent regulatory approval of MOLBREEVI for aPAP.

We are conducting IMPALA-2, a global Phase 3 pivotal trial designed to compare the efficacy and safety of MOLBREEVI 300 µg administered once daily by inhalation with matching placebo in patients with aPAP. Although we may believe the trial demonstrates promising results, regulatory authorities may analyze or weigh trial data differently, resulting in delay or failure to obtain marketing approval or a requirement to conduct confirmatory studies.

We are not permitted to commercialize MOLBREEVI in the U.S. until we receive approval of a BLA, or in any other country until we receive the requisite approvals from the appropriate regulatory authorities. Failure to obtain such approvals could impair our ability to generate revenues from the product candidate, which would have a material adverse effect on our business, operating results, growth prospects or financial condition, as well as the trading price of our common stock.

Given the developmental nature of our product candidate, we are subject to risks associated with initiating, completing, and achieving positive outcomes from our current and future clinical trials.

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
•
unforeseen safety issues, including adverse side effects; or
•
changes in governmental regulations or administrative actions, such as lay-offs and staffing at regulatory agencies such as the FDA.

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

Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidate. There are significant risks that ongoing and future clinical trials of our product candidate will not be successful. The results of preclinical and early clinical trials may not be predictive of the results of later-stage clinical trials, and the possible lack of standardization across multiple investigative sites may induce variability in the results which can interfere with the evaluation of treatment effects. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. For example, the top line results from our IMPALA trial were released by us on June 12, 2019 and did not meet all of the statistical goals and protocol end points. On October 1, 2019, we received a written response from the FDA in connection with a Type C meeting regarding the MOLBREEVI development program for aPAP and results from IMPALA in which the FDA indicated that the data provided did not provide sufficient evidence of efficacy and safety for the treatment of aPAP. Negative or inconclusive results could cause the FDA and other regulatory authorities to require us to repeat or conduct additional clinical trials, which could significantly increase the time and expense associated with development of that product candidate or cause us to elect to discontinue one or more clinical programs.

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

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug, including MOLBREEVI. Regardless of any guidance the FDA or foreign regulatory agencies may provide a drug’s sponsor during its development, the FDA or foreign regulatory agencies retain complete discretion in deciding whether to accept a BLA, or the equivalent foreign regulatory approval submission for filing or, if accepted, whether to approve a BLA. There are many components to a BLA or marketing authorization application submission in addition to clinical trial data. For example, the FDA or foreign regulatory agencies will review the sponsor’s internal systems and processes, as well as those of its CROs, CMOs, and other vendors, related to development of its product candidates, including those pertaining to its clinical studies and manufacturing processes. Before accepting a regulatory approval submission for review or before approving such submission, the FDA or foreign regulatory agencies may request that we provide additional information that may require significant resources and time to generate, and there is no guarantee that our product candidate will be approved for any indication for which we may apply. The FDA or foreign regulatory agencies may choose not to approve a BLA or its equivalent for a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development of its product candidates. Even if one or more Phase 3 clinical trials are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA or foreign regulatory agencies may not consider efficacy and safety data from the submitted trials adequate scientific support for a conclusion of effectiveness and/or safety and may require one or more additional Phase 3 or other trials prior to granting marketing approval. If this were to occur, the overall development cost for the product candidate would be substantially greater and competitors may bring products to market before us, which could impair our ability to generate revenues from the product candidate, or even seek approval, if blocked by a competitor’s Orphan Drug exclusivity, which would have a material adverse effect on our business, financial condition, and results of operations.

Further, development of our product candidate and/or regulatory approval may be delayed for reasons beyond our control. Regulations or policies may be changed prior to submission of a marketing application that result in delays or require higher hurdles than currently anticipated. These may occur as a result of drug scandals, recalls, or a political environment unrelated to our products. For example, the FDA has granted MOLBREEVI for aPAP Fast Track and BTD, which are each designed to expedite the development and review of certain drugs. If there were a change in FDA policies and we were to lose those designations, it could cause delays in the regulatory review process. Additionally, changes in FDA priorities due to a new administration, layoffs, or U.S. federal government shut-downs or budget sequestrations, such as ones that occurred during January 2018 and December 2018 through January 2019, may result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidate or obtain regulatory approval for our product candidate.

Even if the FDA or foreign regulatory agencies grant approvals for a product candidate, the conditions or scope of the approval(s) may limit successful commercialization of the product candidate and impair our ability to generate substantial sales revenue. For example, MOLBREEVI could be approved with restrictions for use only by patients unresponsive to the current standard of care, or the FDA may approve label claims with age restrictions and/or treatment duration limitations. The FDA may limit the label of MOLBREEVI to a subset of patients based on a review of which patient groups had the greatest efficacious response in clinical trials. Such label restriction may be undesirable and may limit successful commercialization. The FDA or foreign regulatory agencies may also only grant marketing approval contingent on the performance of costly post-approval nonclinical or clinical studies, or subject to warnings or contraindications that limit commercialization. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMP, GCP, international conference on harmonization regulations, and good laboratories practice ("GLP"), which are regulations and guidelines that are enforced by the FDA or foreign regulatory agencies for all clinical development and for any clinical studies that we conduct post-approval. The FDA or foreign regulatory agencies may decide to withdraw approval, add warnings, or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution of our products. These actions could result from, among other things, safety concerns, including unexpected side effects or drug interaction problems, or concerns over misuse of a product. If any of these actions were to occur following approval, we may have to discontinue commercialization of the product, limit our sales and marketing efforts, implement risk minimization procedures, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

Our MOLBREEVI product candidate may cause undesirable side effects or adverse events or have other properties that could delay or prevent our clinical development, regulatory approval, or commercialization.

Undesirable side effects or adverse events caused by our MOLBREEVI product candidate could interrupt, delay, or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all indications, and in turn prevent us from commercializing our product candidate. A significant challenge in clinical development is that the patient population in early trials, where small numbers of patients are required, is different from the patient population observed in later stage trials, where larger groups of patients are required. As such, efficacy or safety results may differ significantly between trials. If we fail to demonstrate the efficacy of our drug candidate or undesirable side effects occur, they could possibly prevent approval, which would have a material and adverse effect on our business.

Additionally, the patient population in our clinical trials is a defined subset of patients who have agreed to enter the trials. It is possible undesirable side effects could be seen in the larger addressable patient population that were not observed in the clinical trials. If our product candidate receives marketing approval and we or others later identify undesirable side effects caused by the product:

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

Even if initial regulatory approval is obtained, as a condition to the initial approval, the FDA or a foreign regulatory agency may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or marketing surveillance programs, any of which would limit the commercial potential of the product. Our MOLBREEVI product candidate also will be subject to ongoing FDA requirements related to the manufacturing processes, labeling, packaging, storage, distribution, advertising, promotion, record-keeping, and submission of safety and other post-market information regarding the product. For instance, the FDA may require changes to approved drug labels, require post-approval clinical studies, and impose distribution and use restrictions on certain drug products. In addition, approved products, manufacturers, and manufacturers’ facilities are subject to continuing regulatory review and periodic inspections. If previously unknown problems with a product are discovered, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, the FDA may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we or a CMO of ours fail to comply with applicable regulatory requirements, a regulatory agency may:

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
•
close the facilities of a CMO; or
•
seize or detain products that are deemed to be adulterated.

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

For the year ended December 31, 2024, we incurred a net loss of $95.9 million, and net cash used in operating activities was $89.1 million. At December 31, 2024, our cash, cash equivalents and short-term investment securities were approximately $196.3 million, and working capital was approximately $187.4 million. At December 31, 2024, we had an accumulated deficit of $489.3 million. We expect to continue to incur substantial operating losses for the next several years as we seek to advance our MOLBREEVI product candidate through clinical development, global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, our current product candidate, MOLBREEVI, is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve.

We may require additional financing to obtain regulatory approval for MOLBREEVI and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development efforts or other operations.

Since our Aravas subsidiary was formed in 2007, most of our resources have been dedicated to the development and acquisition of our product candidates, primarily MOLBREEVI. Our priority remains the continued development of MOLBREEVI for the treatment of aPAP. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidate, and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce, or terminate our establishment of sales and marketing, manufacturing or distribution capabilities, development activities, other activities that may be necessary to commercialize our product candidate, or conduct preclinical or clinical trials.

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

As of December 31, 2024, we had IPR&D of approximately $10.3 million. Our intangible assets have been previously impaired and remain subject to additional impairment analyses whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable and is tested annually on September 30th. Events giving rise to impairment are difficult to predict and are an inherent risk in the pharmaceutical industry. Some of the potential risks that could result in impairment of our IPR&D include negative clinical trial results, adverse regulatory developments, delay or failure to obtain regulatory approval, additional development costs, changes in the manner of our use or development of our product candidate, competition, earlier than expected loss of exclusivity, pricing pressures, higher operating costs, geopolitical conflicts, changes in tax laws, prices that third parties are willing to pay for our IPR&D or similar assets in an arm’s-length transaction being less than the carrying value of our IPR&D, and other adverse market and economic environment changes or trends. Events or changes in circumstances may lead to significant impairment charges on our IPR&D in the future, which could materially adversely affect our financial condition and results of operations.

Adverse developments affecting financial institutions, companies in the financial services industry, or the financial services industry generally, such as actual events or concerns involving liquidity, defaults, or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any such events, have in the past and may in the future lead to market-wide liquidity problems. For instance, in 2023 the Federal Deposit Insurance Corporation ("FDIC") took control of Silicon Valley Bank, where the Company maintains depository accounts and has a debt facility.

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

We outsource the manufacture of our MOLBREEVI product candidate and do not plan to establish our own manufacturing facilities. To manufacture our product candidate, we have made numerous custom modifications at CMOs, making us highly dependent on these CMOs. For clinical and commercial supplies, if approved, we have supply agreements with third party CMOs for drug substance, finished drug product, drug delivery devices and other necessary components of our MOLBREEVI product candidate. While we have secured long-term commercial supply agreements with many of the third party CMOs, we would need to negotiate agreements for commercial supply with several important CMOs, and we may not be able to reach agreement on acceptable terms. In addition, we rely on these third parties to conduct or assist us in key manufacturing development activities, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials, demonstrating comparability of DS and DP, and conducting stability testing, among other things. If these third parties are unable to perform their tasks successfully in a timely manner, whether for technical, financial, or other reasons, we may be unable to secure clinical trial material, or commercial supply material if approved, which likely would delay the initiation, conduct, or completion of our clinical trials or prevent us from having enough commercial supply material for sale, which would have a material and adverse effect on our business. There have been and could be additional delays in the manufacturing supply chain for our product candidate, including delays in procurement of materials for certain of our clinical trials, potentially resulting in delays in clinical trials and recruitment. Further, we have experienced an increase in costs associated with the supply chain disruption. The extent to which circumstances such as global health threats, global conflicts, and social unrest impact our ability to procure sufficient supplies for the development and commercialization of our product candidate going forward will depend on the severity and duration of such circumstances. For example, our primary CMO for drug substance operates in Argentina, which is experiencing high inflation, a weakening currency, labor strikes and social and political unrest. Those conditions could result in supply chain disruptions or increased costs.

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

If our manufacturers encounter any of the aforementioned difficulties or otherwise fail to comply with their contractual obligations or there are delays entering commercial supply agreements due to capital constraints, we may have insufficient quantities of material to support ongoing and/or planned clinical trials or to meet commercial demand, if approved. In addition, any delay or interruption in the supply of materials necessary or useful to manufacture our product candidate could delay the completion of our clinical trials, increase the costs associated with our development programs, and depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the trials completely. Delays or interruptions in the supply of commercial product could result in increased cost of goods sold and lost sales. We cannot provide assurance that manufacturing or quality control problems will not arise in connection with the manufacture of our clinical trial material or commercial product, if approved, or that third-party manufacturers will be able to maintain the necessary governmental licenses and approvals to continue manufacturing such clinical trial material or commercial product, as applicable. In addition, MOLBREEVI is currently manufactured entirely outside the U.S. and, as a result, we may experience interruptions in supply due to shipping or customs difficulties or regional instability. Furthermore, changes in currency fluctuations, shipping costs, or import tariffs could adversely affect cost of goods sold. Any of the above factors could cause us to delay or suspend anticipated or ongoing trials, regulatory submissions, or commercialization of our product candidate, entail higher costs, or result in being unable to effectively commercialize our product. Our dependence upon third parties for the manufacture of our clinical trial material may adversely affect our future costs and our ability to develop and commercialize our product candidate on a timely and competitive basis.

We rely significantly on third parties to conduct our nonclinical testing and clinical trials and other aspects of our MOLBREEVI development program, and if those third parties do not satisfactorily perform their contractual obligations or meet anticipated deadlines, the development of our MOLBREEVI product candidate could be adversely affected.

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

We have engaged third-parties for our drug product and drug substance manufacturing to serve as second source manufacturers and suppliers of MOLBREEVI to attain uninterrupted supply and mitigate approvability risk. If the second sources do not demonstrate the ability to provide comparable product to our primary sources, the supply chain and scalability to commercialize MOLBREEVI could be adversely impacted.

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

Risks Related to Competition, Retaining Key Employees and Managing Growth

MOLBREEVI has received Orphan Drug Designation from the FDA and the EMA. If a competitor obtains Orphan Drug exclusivity for a product with the same active ingredient and route of delivery as molgramostim for aPAP, we may be unable to market our product candidate until the exclusivity of the competing product expires.

MOLBREEVI has received Orphan Drug Designation in the U.S. by the FDA and in Europe by the EMA for the treatment of aPAP. If approval is received to market MOLBREEVI, the FDA will not approve a similar product, with the same active ingredient, to MOLBREEVI for seven years and the EMA will not approve a similar product to MOLBREEVI for ten years, unless we are unable to produce enough supply to meet demand in the marketplace or another similar product, with the same active ingredient, is deemed clinically superior. Similar product candidates, with the same active ingredient and route of delivery, may be granted Orphan Drug Designation during the development, but the Orphan Drug exclusivity is granted only to the first of such products approved, which means there is risk that a competitor product candidate may receive approval and Orphan Drug exclusivity before us, thus preventing us from marketing our product candidate until the exclusivity of the competing product expires. Also, the Orphan Drug status will not prevent a competitor with a different active ingredient from competing with our product candidate. If we are prevented from marketing MOLBREEVI for aPAP due to a competitor’s Orphan Drug exclusivity, it would have a material adverse effect on our business.

We expect competition in the marketplace for our MOLBREEVI product candidate should it receive regulatory approval.

The development and commercialization of new drug products is highly competitive and subject to rapid and significant change. Developments by others may render potential application of our MOLBREEVI product candidate in aPAP obsolete or noncompetitive, even prior to completion of its development and approval. If successfully developed and approved, we expect our product candidate will face competition. We may not be able to compete successfully against organizations with competitive products, particularly large pharmaceutical companies. Many of our potential competitors have significantly greater financial, technical, and human resources than us, and may be better equipped to develop, manufacture, market, and distribute products. Many of these companies operate large, well-funded research, development, and commercialization programs, have extensive experience in nonclinical and clinical trials, obtaining FDA and other regulatory approvals, and manufacturing and marketing products, and have multiple products that have been approved or are in late-stage development. These advantages may enable them to receive approval from the FDA or any foreign regulatory agency before us and prevent us from competing due to their orphan drug protections. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, heightened awareness on the part of academic institutions, government agencies, and other public and private research organizations of the potential commercial value of their inventions have led them to actively seek to commercialize the technologies they develop, which increases competition for investment in our programs. Competitive products may be more effective, easier to dose, or more effectively marketed and sold than ours, which would have a material adverse effect on our ability to generate revenue.

Although we are not aware of any companies developing an inhaled form of GM-CSF for the treatment of aPAP, sargramostim (Leukine), a yeast-derived recombinant human granulocyte-macrophage colony stimulating factor, rhu-GM-CSF, which is a product of Partner Therapeutics, Inc., is being pharmacy-compounded and utilized by some patients in the U.S. for the off-label treatment of aPAP. We cannot assess the effectiveness of its off-label administration to patients with aPAP or the number of aPAP patients in the U.S. using Leukine as a pharmacy-compounded off-label treatment. Additionally, in April 2024, Partner Therapeutics’ partner, Nobelpharma Co. Ltd., received regulatory approval from the PMDA to market sargramostim for the treatment of aPAP in Japan. Sargramostim has the potential to present a material competitive threat to the commercial success of MOLBREEVI in Japan which could have a material adverse effect on our business.

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

To commercialize our MOLBREEVI product candidate, if approved, in the U.S. and other jurisdictions we seek to enter, we must build our marketing, sales, managerial, and other non-technical capabilities, or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product receives regulatory approval, we expect to market such product in the U.S. through a focused, specialized sales force, which will be costly and time consuming. Institutionally, we have no prior experience in the marketing and sale of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Outside of the U.S., we may consider collaboration arrangements. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product in certain markets. Any failure or delay in the development of our internal sales, marketing, and distribution capabilities would adversely impact the commercialization of our product. If we are not successful in commercializing our MOLBREEVI product, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we would incur significant additional losses.

To establish a sales and marketing infrastructure and expand our manufacturing capabilities, we will need to increase the size of our organization, and we may experience difficulties in managing this growth.

As we advance our MOLBREEVI product candidate through the development process and to commercialization, we will need to continue to expand our development, regulatory, quality, managerial, sales and marketing, operational, finance, and other resources to manage our operations and clinical trials, continue our development activities, and commercialize our product candidate, if approved. As our operations expand, we expect that we will need to manage additional relationships with various manufacturers and collaborative partners, suppliers, and other organizations.

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

Risks Related to Our Business Operations

Our operations might be interrupted and financial results could be adversely impacted by the occurrence of a natural disaster, acts of war or terrorism, tariffs, IT system malfunction, telecommunication and electrical failures or other catastrophic event, or public health crises, such as a pandemic.

Our corporate headquarters is located in a commercial facility in Langhorne, Pennsylvania. Important documents and records, including copies of our regulatory documents and other records for our product candidate, are located both at a secure offsite document storage facility as well as at our own facilities, and we depend on our facilities for the continued operation of our business. Natural disasters and other catastrophic events, such as wildfires and other fires, earthquakes and extended power interruptions, public health crises, severe weather conditions, social unrest or acts of war or terrorism could significantly disrupt our operations and result in additional, unplanned expense. Any natural disaster or catastrophic event could disrupt our business operations and result in setbacks to our development programs. Even though we believe we carry commercially reasonable insurance, we might suffer losses that are not covered by or exceed the coverage available under these insurance policies.

In addition, our operations may be adversely impacted by international conflict, such as the ongoing conflicts in Ukraine and Russia or social unrest, such as that currently in Argentina. The political and physical conditions in those regions, as well as neighboring countries, may disrupt our supply chain and increase our costs, which may adversely affect our ability to conduct ongoing clinical trials and impact patients’ ability to partake in our clinical trials. While we do not believe these conflicts will have a material impact on our current operations, given the rapidly evolving situation, the full impact remains uncertain.

Tariffs (including tariffs that have been or may in the future be imposed by the U.S. or other countries), trade protection measures, import or export licensing requirements, trade embargoes, sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), and protectionist or retaliatory measures taken by the United States or other countries could have a negative impact on our operations and supply chain.

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

We are subject to anti-corruption laws, including the FCPA, the UK Bribery Act 2010, and other anti-corruption laws that apply in countries where we conduct business. Under those laws, it is generally illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

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

Our operations also subject us to similar laws in other countries. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the EU, and the provision of benefits or advantages to physicians is also governed by the national anti-bribery laws. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual country. These requirements are provided in the national laws, industry codes, or professional codes of conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

Risks Related to Our Intellectual Property

If we are unable to adequately protect our intellectual property rights related to our product candidate, it could have a material adverse effect on our business.

We have no issued patents for MOLBREEVI for the treatment of aPAP and primarily rely on the Orphan Drug exclusivity as our primary barrier to competition. Additionally, we have an exclusive supply agreement for the proprietary delivery device used for MOLBREEVI and a proprietary cell bank used in the production of the drug substance.

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

We intend to rely on regulatory exclusivity for protection of our MOLBREEVI product candidate, if approved for commercial sale. Implementation and enforcement of regulatory exclusivity, which may consist of regulatory data protection and market protection, varies widely from country to country. Failure to qualify for regulatory exclusivity, or failure to obtain or maintain the extent or duration of such protections that we expect for our product candidate, if approved, could affect our decision on whether to market the products in a particular country or countries or could otherwise have an adverse impact on our revenue or results of operations. For MOLBREEVI, which is administered via nebulization, we may rely on regulatory exclusivity for the combination of MOLBREEVI and its delivery system. However, there is no assurance that our MOLBREEVI product and its delivery system, if approved, will benefit from this type of market protection.

We have filed patent applications related to our MOLBREEVI product candidate; however, there is no guarantee that patents will issue from any pending or future applications or that claims allowed will be sufficient to protect the technology we develop or that is used by us, our CMOs, or our other service providers. The patent prosecution process is expensive and time-consuming; we may not be able to file or prosecute patents on certain aspects of our product candidate at a reasonable cost, in a timely fashion, or at all, and we may fail to identify patentable aspects of inventions made during development activities before it is too late to obtain patent protection. Further, defects of form in the preparation or filing of our patent applications may exist, or may arise in the future, which may cause them to be invalid or unenforceable.

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

We may rely on trademarks, trade names, and brand names to distinguish our MOLBREEVI product, if approved for commercial sale, from the products of our competitors. However, our trademark applications may not be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks, in which case we may expend substantial resources to defend our proposed or approved trademarks and may enter into agreements with third parties that may limit our use of our trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote significant resources to advertising and marketing these new brands. For example, we filed a trademark for the name “Savara” and were challenged. We decided to terminate the application, but we may revisit such filings at a future date. Further, our competitors may infringe on our trademarks, or we may not have adequate resources to enforce our trademarks.

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
•
our access to additional capital.

Our ability to successfully commercialize our product will depend on the extent to which governmental authorities, private health insurers, and other organizations establish what we believe are appropriate coverage and reimbursement for our product. The containment of healthcare costs has become a priority of federal and state governments worldwide and the prices of drug products have been a focus in this effort. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs, and then President Trump signed four executive orders on July 24, 2020 aimed at bringing down pharmaceutical prices. We expect that federal, state, and local governments in the U.S., as well as in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidate or what actions federal, state, or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation.

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

The market price of our common stock and our stock price will continue to be subject to significant volatility and fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2. Properties.

As of December 31, 2024, our corporate headquarters is located in Langhorne, Pennsylvania where we lease approximately 6,435 square feet of office space. Refer to Note 2. Summary of Significant Accounting Policies in the notes to our consolidated financial statements in this annual report on Form 10-K for additional discussion.

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

As of March 27, 2025, we had approximately 93 record holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our sole program, MOLBREEVI, is an inhaled biologic, specifically, inhaled granulocyte-macrophage colony-stimulating factor ("GM-CSF") in Phase 3 development for aPAP. Savara previously announced positive top-line results from the Phase 3 clinical trial and plans to complete a Biological License Application submission with the FDA in the first quarter of 2025. Savara, together with its wholly-owned subsidiaries, which include Aravas Inc. and Savara ApS, operate in one segment with its principal office in Langhorne, Pennsylvania, though a majority of our employees work remotely.

Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to December 31, 2024, we have raised net cash proceeds of approximately $594.9 million, primarily from underwritten offerings of our common stock, private placements of common stock, and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $95.9 million and $54.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $489.3 million. Our operating losses primarily resulted from expenses attributed to our research and development programs and from general and administrative costs associated with our operations.

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

As of December 31, 2024, we had cash and cash equivalents of $15.1 million and short-term investments of $181.2 million. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Recent Events

BLA Submission Complete

On March 26, 2025, Savara announced that it had completed its submission of the BLA to the FDA for MOLBREEVI for the potential treatment of aPAP, a chronic and debilitating rare lung disease characterized by the abnormal build-up of surfactant in the alveoli of the lungs. This follows our reporting, in June 2024, of top line results from our pivotal IMPALA-2 trial for the treatment of aPAP that demonstrated significant improvement in gas exchange, or DLCO, and clinical benefit, as measured SGRQ. MOLBREEVI was also well tolerated throughout the 48-weeks and no unexpected safety signals were seen. Previously, on December 18, 2024, the Company announced that it had initiated a rolling submission of a BLA to the FDA for MOLBREEVI. MOLBREEVI was also granted Fast Track and Breakthrough Therapy Designations in 2019 for the treatment of patients with aPAP.

Debt Financing

On March 26, 2025, the Company announced that it had entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with the lenders party thereto (the “Lenders”) and Hercules Capital, Inc., as administrative agent and collateral agent (the “Agent”). The Hercules Loan Agreement provides for the Company to borrow up to $200 million of term loans (the “Term Loan”) that may be advanced in multiple tranches.

The initial advance of $30 million under the Hercules Loan Agreement was drawn on March 26, 2025 and used to repay all outstanding obligations under the Company’s Amended Loan Agreement with Silicon Valley Bank as described in Footnote 7. Debt Facility and extinguish the Company’s obligations thereunder, to pay the Company’s expenses in connection with the Hercules Loan Agreement, including fees and expenses relating to termination of the Silicon Valley Bank term loan, and for general corporate purposes. Further Term Loan draws may be made by the Company under the Hercules Loan Agreement as follows:

•
Subject to FDA approval of MOLBREEVI for the treatment of aPAP (the “Approval Milestone”), the Company may draw (a) up to $40 million on or prior to March 15, 2026 and (b) up to $40 million on or prior to December 15, 2026.
•
Subject to the Company achieving a trailing six months net product revenue from the sale of MOLBREEVI of at least seventy-five percent of an agreed upon revenue plan for any reporting period following March 31, 2027 (the “Revenue Milestone”), the Company may draw up to $20 million on or prior to December 31, 2027.
•
Subject to approval by the Lenders’ investment committees, the Company may draw up to $70 million of additional funds.

Continued Funding of Federal Government Operations and Federal Debt Limit

On December 20, 2024, the U.S. Congress advanced the American Relief Act, 2025 (H.R. 10545), a continuing resolution ("CR") that funds the federal government until March 14, 2025. On March 14, 2025, the 119th U.S. Congress, voted to pass an additional stopgap CR, as subsequently executed by President Trump, which continues the funding of the federal government through September 2025 and avoids interruptions to the operations of the government. The U.S. Congress will also have to address the federal debt limit, as the Fiscal Responsibility Act ("FRA") suspended the debt limit on January 2, 2025. The outcome and impact of a potential future government shutdown and adequately addressing the federal debt limit to our operations is uncertain; however, we are actively assessing and monitoring the potential impacts and situation.

Impact of Potential Tariffs

Effective February 1, 2025, U.S. President Donald Trump announced the potential implementation of a 25% additional tariff on imports from Canada and Mexico and a 10% additional tariff on imports from China, while energy resources from Canada are subject to a lower 10% tariff. The tariffs since have been subject to delay, changes, and in some cases implemented. President Trump has similarly communicated the potential implementation of additional tariffs on additional imported goods and imported goods from other countries. Collectively, these tariffs could affect a substantial portion of available U.S. marketed medical devices and drug substances that are manufactured solely outside of the U.S. We continue to monitor and assess the potential impacts of potential tariffs on our operations and supply chain.

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

Accrued Research and Development Expenses

We record the costs associated with research, nonclinical and clinical trials, and manufacturing development as incurred. These costs are a significant component of our research and development expenses, with a substantial portion of our on-going research and development activities conducted by third party service providers, including contract research, regulatory support, and manufacturing organizations.

We accrue for expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers for which payment flows do not match the periods over which materials or services are provided to us. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the activities performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. We make significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be amortized or expensed as the contracted services are performed. As actual costs become known, we adjust our prepaids and accruals and related expense. Inputs, such as the services performed, the number of patients enrolled, or the trial duration, may vary from our estimates, resulting in adjustments to research and development expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations. To date, we have not experienced any material deviations between accrued and actual research and development expenses.

Acquired IPR&D

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, our IPR&D is determined to have an indefinite life and, therefore, is not amortized. Instead, it is tested for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired.

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

When we perform a quantitative assessment of acquired IPR&D, we compare its carrying value to its estimated fair value to determine whether an impairment exists. In previous years, due to a lack of Level 1 or Level 2 inputs, the Multi-Period Excess Earnings Method (“MPEEM”), which is a form of the income approach, was used to estimate the fair value of acquired IPR&D when performing a quantitative assessment. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. We evaluate potential impairment of our acquired IPR&D annually on September 30th, utilizing a qualitative approach and determining if it was more-likely-than not that the fair value was impaired.

Our determinations as to whether, and if so, the extent to which acquired IPR&D become impaired are highly judgmental and, in the case of applying the MPEEM approach to estimate fair value, are based on significant assumptions regarding our projected future financial condition and operating results, changes in the manner of our use of the acquired assets, development of our acquired assets or our overall business strategy, and regulatory, market, and economic environment and trends.

If the associated research and development effort is abandoned, the related asset will be written-off, and we will record a non-cash impairment loss on our consolidated statements of operations and comprehensive loss. For those products that reach regulatory approval or commercialization, the IPR&D asset will be amortized over its estimated useful life.

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

We expect research and development expenses will remain significant in the future as we advance our MOLBREEVI product candidate through clinical trials and pursue regulatory approvals, which will require a significant increased investment in regulatory support and contract manufacturing activities, including investing in the development of second source manufacturers and clinical supplies.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in timely developing and achieving regulatory approval for our product candidate. The probability of success of our product candidate may be affected by numerous factors, including clinical data, competition, intellectual property rights, manufacturing capability, and commercial viability. As a result, we are unable to accurately determine the duration and completion costs of our development projects or when and to what extent we will generate revenue from the commercialization and sale of MOLBREEVI.

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

Other Income, Net

Other income (expense) includes amortization expense related to capitalized debt issuance costs and debt discount under our Amended Loan Agreement with Silicon Valley Bank. Interest expense is typically reported net of interest income, which includes interest earned on our cash, cash equivalent, and short-term investment balances. Other income (expense) also includes net unrealized and realized gains and losses from foreign currency transactions, foreign exchange derivatives not designated as hedging, refundable tax credits generated by some of our foreign subsidiaries, and securities subject to fair value accounting as well as any other non-operating gains and losses.

Results of Operations – Comparison of Years Ended December 31, 2024 and 2023

	Year ended December 31,		Dollar
	2024	2023	Change
(in thousands)
Operating expenses:
Research and development	$78,029	$44,262	$33,767
General and administrative	25,037	15,668	9,369
Depreciation and amortization	130	77	53
Total operating expenses	103,196	60,007	43,189
Loss from operations	(103,196)	(60,007)	(43,189)
Other income, net	7,315	5,309	2,006
Net loss	$(95,881)	$(54,698)	$(41,183)

Research and Development

Research and development expenses increased $33.8 million, or 76.3%, to $78.0 million for the year ended December 31, 2024 from $44.3 million for the year ended December 31, 2023. This increase is primarily due to the performance of tasks related to our MOLBREEVI program which includes approximately $19.9 million of costs related to our chemistry, manufacturing, and controls activities, primarily driven by initiatives to establish our second drug substance manufacturer, $2.8 million of costs related to our IMPALA-2 trial, IMPACT trial, and Savara EAP, including CRO-related activities, $4.1 million of costs related to regulatory affairs and quality assurance, and $7.0 million due to an increase in personnel and related costs and other departmental overhead.

General and Administrative

General and administrative expenses increased $9.4 million, or 59.8%, to $25.0 million for the year ended December 31, 2024 from $15.7 million for the year ended December 31, 2023. The increase is due to personnel and related costs of $4.3 million, certain commercial activities of $3.8 million, and other overhead of $1.3 million primarily driven by patient advocacy activities and consultant costs.

Other Income, Net

Other income, net increased $2.0 million to $7.3 million for the year ended December 31, 2024 from $5.3 million for the year ended December 31, 2023. The increase is primarily related to an increase in interest income as a result of higher balances and more favorable rates and returns on our short-term investments following various equity financings. Refer to Note 9. Stockholders’ Equity of the consolidated financial statements in this annual report on Form 10-K for additional discussion of the July 2024 Offering.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2024, we had $15.1 million in cash and cash equivalents, $181.2 million in short-term investments, and an accumulated deficit of $489.3 million. Since inception through December 31, 2024, our operations have been financed primarily by net cash proceeds of approximately $594.9 million, primarily from underwritten offerings of our common stock, private placements of common stock, and debt financings.

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

Debt Facility

As discussed in Note 16. Subsequent Events in the notes to the consolidated financial statements in this annual report on Form 10-K, on March 26, 2025, we entered into the Hercules Loan Agreement which provides for a loan facility of up to $200 million. Proceeds from the initial $30 million tranche drawn under the Hercules Loan Agreement were used to repay all outstanding obligations under the Amended Loan Agreement with Silicon Valley Bank, a division of First Citizens BancShares, with a carrying value of $26.6 million as described in Note 16. Subsequent Events, to pay certain expenses incurred in connection with the financing, and for general corporate purposes. Subject to satisfaction of certain conditions, including attainment of FDA approval of MOLBREEVI for the treatment of aPAP, we may draw future tranches under the Hercules Loan Agreement to fund our ongoing business operations including the development, regulatory approval, marketing and commercialization of MOLBREEVI.

Common Stock Sales Agreement

Evercore Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore Group L.L.C. (“Evercore”), as sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $100.0 million. The Sales Agreement was effective on July 16, 2021, the date the Company’s Registration Statement on Form S-3 (File No. 333-257709) (the “2021 Registration Statement”), filed with the SEC on July 6, 2021, was declared effective by the SEC. From July 16, 2021 through May 20, 2024, Shares were sold pursuant to the 2021 Registration Statement. Since May 21, 2024, the Shares have been offered and sold pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-279274), filed with the SEC on May 9, 2024 (the “2024 Registration Statement”). Subject to the terms and conditions of the Sales Agreement, Evercore will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the year ended December 31, 2024 and 2023, we sold 6,038,650 shares of the Company’s common stock resulting in net proceeds of $24.4 million and 2,071,511 shares of common stock resulting in net proceeds of $8.8 million, in each case, to a single institutional investor pursuant to the Sales Agreement, respectively.

Recent Underwritten Offerings of Common Stock

July 2024

On July 1, 2024, we sold an aggregate of 26,246,720 shares of our common stock, par value $0.001 per share, pursuant to an underwritten offering of our common stock (the "July 2024 Offering") at an offering price of $3.81 per share. The July 2024 Offering resulted in net proceeds of $93.8 million as discussed in Note 9. Stockholders’ Equity in the notes to the consolidated financial statements included in this annual report on Form 10-K.

July 2023

On July 17, 2023, we completed an underwritten offering of our common stock and pre-funded warrants (the "July 2023 Offering") resulting in net proceeds of approximately $74.9 million as discussed in Note 9. Stockholders’ Equity in the notes to the consolidated financial statements included in this annual report on Form 10-K.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(89,088)	$(51,061)
Cash used in investing activities	(39,941)	(57,116)
Cash provided by financing activities	117,577	82,780
Effect of exchange rate changes on cash and cash equivalents	(5)	(118)
Net change in cash	$(11,457)	$(25,515)

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2024 was $89.1 million, consisting of a net loss of $95.9 million offset by a net increase in operating assets and liabilities of $1.8 million and $5.0 million of net noncash charges. The change in our net operating assets and liabilities was primarily due to an increase in accrued liabilities, specifically, compensation and research and development costs for MOLBREEVI. Net noncash charges are mainly comprised of amortization of debt issuance costs, accretion on discount to short-term investments, and stock-based compensation.

Cash used in operating activities for the year ended December 31, 2023 was $51.1 million, consisting of a net loss of $54.7 million and a net increase in operating assets and liabilities of $4.1 million. The change in our net operating assets and liabilities was primarily due to an increase in accrued liabilities, specifically, compensation and research and development costs for MOLBREEVI. This was partially offset by approximately $0.5 million of non-cash charges, mainly comprised of amortization of debt issuance costs, accretion on discount/amortization on premium to short-term investments, and stock-based compensation.

Cash flows from investing activities

Cash used in or provided by investing activities for the years ended December 31, 2024 and 2023 was primarily the result of net sale and maturities of short-term investments.

Cash flows from financing activities

Cash provided by financing activities of $117.6 million for the year ended December 31, 2024 was primarily the result of net proceeds from the July 2024 Offering and at the market offerings. Refer to Note 9. Stockholders’ Equity of the consolidated financial statements in this annual report on Form 10-K for additional discussion of the July 2024 Offering.

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

As of December 31, 2024, we had cash, cash equivalents, and short-term investments of $196.3 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 10. Commitments – Manufacturing and Other of the consolidated financial statements in this annual report on Form 10-K, we may need to raise additional capital to further fund the development of, and seek regulatory approvals for our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

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

Manufacturing and Other Commitments and Contingencies

We are subject to various manufacturing royalties and payments and other commitments related to MOLBREEVI.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have market risk exposure related to our cash, cash equivalents and short-term investment securities. Such interest-earning instruments carry a degree of interest rate risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 1% change in interest rates during any of the periods presented would not have had a material impact on our audited consolidated financial statements. Additionally, our investment securities are fixed income instruments denominated and payable in U.S. dollars and have short-term maturities, typically less than twelve months, and typically carry credit ratings of “A” at a minimum by two of three nationally recognized statistical rating organizations, specifically Moody’s, Standard & Poor’s or Fitch. As such, we do not believe that our cash, cash equivalents, and short-term investment securities have significant risk of default or illiquidity.

We have vendors in Denmark and elsewhere in Europe and pay those vendors in local currency, Danish Krone, British Pound sterling or Euros, respectively. We did not recognize any net exchange rate losses during the years ended December 31, 2024 and 2023. A 10% change in the Krone-to-dollar, British Pound sterling-to dollar exchange rate or Euro-to-dollar exchange rate on December 31, 2024 would not have had a material effect on our results of operations or financial condition.

We also have interest rate exposure as a result of our Amended Loan Agreement with Silicon Valley Bank. Refer to Note 7. Debt Facility of the consolidated financial statements in this annual report on Form 10-K for additional discussion. As of December 31, 2024, the carrying value of the secured term loan was $26.6 million. The loan bears interest at a floating rate equal to the greater of (i) 3% or (ii) the prime rate reported in The Wall Street Journal, which was 7.5% as of December 31, 2024, minus a spread of 0.5%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on December 31, 2024 were to have occurred, this change would not have had a material effect on the value of our investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial & Administrative Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial & Administrative Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial & Administrative Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial & Administrative Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

As a smaller reporting company, we were not required to obtain an audit on the effectiveness of our internal control over financial reporting as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during Savara’s quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information:

Rule 10b5-1 Trading Plans

Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities terminated by our executive officers and directors during the quarter ended December 31, 2024, each of which was entered into and terminated during an open trading window and was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a Trading Plan).

Name and Title	Date of Adoption of Trading Plan	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan	Maximum Shares Subject to Trading Plan	Date Plan Terminated (1)
Matthew Pauls Chief Executive Officer and Chair of the Board of Directors	9/25/2024	12/26/2024	5/15/2025	150,000	12/2/2024
David Lowrance Chief Financial and Administrative Officer	9/24/2024	12/26/2024	5/15/2025	85,000	12/2/2024

(1) Each Trading Plan was terminated prior to any sales being made pursuant to such Trading Plan.

No other Company directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our 2024 annual meeting of stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.

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

Equity Compensation Plan Information

The table below provides information about our common stock that, as of December 31, 2024, may be issued upon the exercise of options and the vesting of RSUs under the following equity compensation plans (which are all our equity compensation plans; provided, however, that new equity awards may only be issued under the 2024 Omnibus Incentive Plan and the 2021 Inducement Plan):

•
2024 Omnibus Incentive Plan (the “2024 Plan”)
•
Savara Inc. Stock Option Plan (the “2008 Plan”)
•
2021 Inducement Equity Incentive Plan (the "2021 Inducement Plan”)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	14,656,246	$2.86	7,153,602
Equity compensation plans not approved by security holders	3,575,875	$2.50	1,272,799
Total (2),(3)	18,232,121	$2.79	8,426,401

(1)
The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(2)
Includes 10,766,914 shares issuable upon the exercise of outstanding options granted under the 2024 Plan, 2,648,375 shares issuable upon the exercise of outstanding options granted under the 2021 Inducement Plan, and 139,332 shares issuable upon the exercise of outstanding options granted under the 2008 Plan.
(3)
Includes 3,750,000 shares issuable upon the vesting of RSUs granted under the 2024 Plan and 927,500 shares issuable upon the vesting of RSUs granted under the 2021 Inducement Plan.

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

(1)
Financial Statements. The following report of RSM US LLP and financial statements:
•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets as of December 31, 2024 and 2023
•
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023
•
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023
•
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
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

3.2	Amended and Restated Bylaws of Savara, Inc., dated March 28, 2023 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2023).
4.1	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2018.)
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

10.2	#	Savara Inc. Amended and Restated 2015 Omnibus Incentive Plan, as amended (Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on April 19, 2022.)
10.3	#

Form of Non-Statutory Stock Option Grant Agreement – Director (for grants to non-employee directors) under the 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 16, 2015.)

10.4	#

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

10.7	#	Form of Grant of Restricted Stock Units under the 2015 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2017.)
10.8	#	Aravas Inc. (formerly Savara Inc.) Stock Option Plan (Incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-4 filed on February 10, 2017.)
10.9	#

Aravas Inc. (formerly Savara Inc.) Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.54 to the Registrant’s Registration Statement on Form S-4 filed on February 10, 2017.)

10.10		Savara Inc. 2021 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on January 20 2023.)
10.11

Form of Non-Statutory Stock Option Agreement – Under the 2021 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022.)

10.12

Form of Restricted Stock Unit Agreement (Inducement Award) – Under the 2021 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022.)

10.13	#	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 23, 2006.)
10.14	+

Commercial Supply Agreement dated April 24, 2015 between PARI Pharma GmbH and Serendex Pharmaceuticals A/S (Incorporated by reference to Exhibit 10.62 to the Registrant’s Registration Statement on Form S-4 filed on February 10, 2017.)

10.15	+

Research Collaboration and License Agreement dated November 7, 2014 between PARI Pharma GmbH and Serendex Pharmaceuticals A/S (Incorporated by reference to Exhibit 10.63 to the Registrant’s Registration Statement on Form S-4 filed on February 10, 2017.)

1016	+

Amendment No. 1, effective May 23, 2018, to the Research Collaboration and License Agreement between Savara Inc. (as successor in interest to Serendex Pharmaceuticals A/S) and PARI Pharma GmbH dated November 7, 2014 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2018.)

10.17		Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2019.)

10.18		Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2019.)
10.19	+

Manufacture and Supply Agreement, dated as of April 26, 2019, between Savara ApS and GEMABIOTECH SAU (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019.)

10.20	+

Master Services Agreement by and between Savara Inc. and Parexel International (IRL) Limited, effective January 6, 2021 (Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2021.)

10.21	+

Work Order under Master Services Agreement by and between Savara Inc. and Parexel International (IRL) Limited, effective January 6, 2021 (Incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2021.)

10.22

Sales Agreement, dated July 6, 2021, between the Registrant and Evercore Group L.L.C. (Incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-3 filed on July 6, 2021.)

10.23

Amended and Restated Executive Employment Agreement, dated December 13, 2022, between Savara Inc. and Matthew Pauls (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2022.)

10.24

Amended and Restated Executive Employment Agreement, dated December 13, 2022, between Savara Inc. and David Lowrance (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2022.)

10.25	+

Amendment No. 1 to the Manufacture and Supply Agreement, dated December 7, 2022 entered into by and between Savara ApS and GEMABIOTECH SAU (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2023.)

10.26

Executive Employment Agreement, dated November 10, 2022, between Savara Inc. and Raymond D. Pratt, M.D. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2023.)

10.27

Executive Employment Agreement, dated February 13, 2023, between Savara Inc. and Rob Lutz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2023.)

10.28		Lease Agreement, dated July 7, 2021, between Savara Inc. and 1717 OSSRE, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2023.)
10.29

First Amendment to Lease Agreement, dated February 28, 2023, between Savara Inc. and 1717 OSSRE, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2023.)

10.30	+

Amendment No. 2 to the Manufacture and Supply Agreement, dated December 13, 2023 entered into by and between Savara ApS GEMABIOTECH SAU (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2024.)

10.31	+

Master Services Agreement, dated February 13, 2024, by and between Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, and Fujifilm Diosynth Biotechnologies U.S.A., Inc. and Savara Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2024.)

10.32		Savara Inc. 2021 Inducement Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on March 7, 2024).
10.33		Savara Inc. 2024 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed on June 10, 2024).
10.34		Savara Inc. 2021 Inducement Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on October 1, 2024).
10.35	#

Form of Incentive Stock Option Award Agreement under the 2024 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on November 12, 2024.)

10.36	#

Form of Nonqualified Stock Option Award Agreement under the 2024 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on November 12, 2024.)

10.37	#

Form of Restricted Stock Unit Award Agreement under the 2024 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q filed on November 12, 2024.)

10.38		Executive Employment Agreement, dated October 15, 2024, between Savara Inc. and Braden Parker.
10.39		Executive Employment Agreement, dated August 24, 2023, between Savara Inc. and Anne Erickson.
10.40		Amended and Restated Executive Employment Agreement, dated March 13, 2025, between Savara Inc. and Kathleen McCabe.
10.41	+	Master Services Agreement by and between Savara ApS and Selvita S.A., effective January 17, 2024.
21.1		List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2023.)
23.1		Consent of RSM US LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney included on page 66 of this Form 10-K
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	**	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97		Clawback Policy
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)
	#	Indicates management contract or compensatory plan
	+	Indicates confidential treatment has been granted to certain portions of this exhibit, which portions have been omitted and filed separately with the SEC.
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

Savara Inc.

Date: March 27, 2025	By:	/s/ Matthew Pauls
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

Name	Title	Date

/s/ Matthew Pauls	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	March 27, 2025
Matthew Pauls

/s/ Dave Lowrance	Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	March 27, 2025
Dave Lowrance

/s/ David Ramsay	Director	March 27, 2025
David Ramsay

/s/ Joseph McCracken	Director	March 27, 2025
Joseph McCracken

/s/ Nevan Elam	Director	March 27, 2025
Nevan Elam

/s/ Rick Hawkins	Director	March 27, 2025
Rick Hawkins

/s/ An Van Es-Johansson	Director	March 27, 2025
An Van Es-Johansson

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Savara Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Savara Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate an opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Note 2 to the financial statements, the Company records expenses of research and development activities, including nonclinical studies, and third-party contract services for clinical trials and manufacturing development. Clinical trials and contract manufacturing activities performed by third parties are expensed based upon estimates of work completed with respective contract research organizations (“CROs”) or contract manufacturing organizations (“CMOs”) and other third-party vendors. Though expenses are based on signed agreements, the complexity involved in determining expenses arises from agreements containing multiple milestones that require management’s careful analysis with external parties to determine period expenses and potential contractual milestone expenses based on the progress made against benchmarks including but not limited to patients enrolled, services performed, and equipment purchased.

During 2024, the Company incurred $78.0 million of research and development expenses. The Company recorded an accrued liability of $3.9 million for expenses incurred but not yet invoiced, and a prepaid expense of $4.2 million for payments made to vendors in excess of costs incurred.

Given the significant judgments and estimates in accounting for research and development expenses, we have determined this area to be a critical audit matter.

Our audit procedures related to research and development costs included the following procedures, among others:

•
For a sample of significant clinical trials and contract manufacturing services, we
o
Inspected the related contracts, purchase orders, statements of work and other contractual documentation.
o
Tested the completeness and accuracy of the underlying data used to develop the estimates.
o
Performed corroborating inquiries with the Company’s research and development and finance personnel.
o
Inspected information from third-party service providers to understand the nature and progress of the studies and confirmed study related data directly with certain third-party service providers.
o
Inspected third-party service provider invoices and evidenced corresponding payments.

/s/ RSM US LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts

March 27, 2025

Savara Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$15,128	$26,585
Short-term investments	181,199	135,734
Prepaid expenses and other current assets	5,808	3,628
Total current assets	202,135	165,947
Property and equipment, net	165	270
In-process R&D	10,337	10,960
Other non-current assets	242	387
Total assets	$212,879	$177,564
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,545	$3,504
Accrued expenses and other current liabilities	10,179	7,093
Total current liabilities	14,724	10,597
Long-term liabilities:
Long-term debt	26,619	26,348
Other long-term liabilities	87	247
Total liabilities	41,430	37,192
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized as of December 31, 2024 and 2023; 172,423,223 and 138,143,545 shares issued and outstanding as of December 31, 2024 and 2023, respectively	173	140
Additional paid-in capital	661,276	533,872
Accumulated other comprehensive loss	(750)	(271)
Accumulated deficit	(489,250)	(393,369)
Total stockholders' equity	171,449	140,372
Total liabilities and stockholders' equity	$212,879	$177,564

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share amounts)

	Years ended December 31,
	2024	2023
Operating expenses:
Research and development	$78,029	$44,262
General and administrative	25,037	15,668
Depreciation and amortization	130	77
Total operating expenses	103,196	60,007
Loss from operations	(103,196)	(60,007)
Other income, net:
Interest income, net	6,467	4,436
Foreign currency exchange gain	51	76
Tax credit income	797	797
Total other income, net	7,315	5,309
Net loss	$(95,881)	$(54,698)
Net loss per share:
Basic and diluted	$(0.48)	$(0.33)
Weighted-average common shares outstanding:
Basic and diluted	198,191,936	165,204,652
Other comprehensive income (loss):
Gain (loss) on foreign currency translation	(523)	133
Unrealized gain on short-term investments	44	201
Total comprehensive loss	$(96,360)	$(54,364)

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2024 and 2023

(in thousands, except share amounts)

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance on December 31, 2022	114,046,345	$116	$446,938	$(338,671)	$(605)	$107,778
Issuance of common stock and pre-funded warrants in underwritten public offering, net of offering cost	21,000,000	21	74,853	—	—	74,874
Issuance of common stock upon exercise of stock options	245,786	—	283	—	—	283
Issuance of common stock for settlement of RSUs	1,062,000	1	(1)	—	—	—
Repurchase of shares for minimum tax withholdings	(282,097)	—	(1,208)	—	—	(1,208)
Issuance of common stock upon at the market offerings, net	2,071,511	2	8,829			8,831
Stock-based compensation	—	—	4,178	—	—	4,178
Foreign exchange translation adjustment	—	—	—	—	133	133
Unrealized gain on short-term investments	—	—	—	—	201	201
Net loss	—	—	—	(54,698)	—	(54,698)
Balance on December 31, 2023	138,143,545	$140	$533,872	$(393,369)	$(271)	$140,372
Issuance of common stock in underwritten public offering, net of offering cost	26,246,720	26	93,772	—	—	93,798
Issuance of common stock upon at the market offerings, net	6,038,650	6	24,368	—	—	24,374
Issuance of common stock upon exercise of stock options	388,185	—	347	—	—	347
Issuance of common stock for settlement of RSUs	1,117,750	1	(1)	—	—	—
Repurchase of shares for minimum tax withholdings	(286,627)	—	(995)	—	—	(995)
Issuance of common stock upon exercise of prefunded warrants	775,000	—	7	—	—	7
Reimbursement of commissions from prior issuance of common stock upon at the market sales, net	—	—	46	—	—	46
Stock-based compensation	—	—	9,860	—	—	9,860
Foreign exchange translation adjustment	—	—	—	—	(523)	(523)
Unrealized gain on short-term investments	—	—	—	—	44	44
Net loss	—	—	—	(95,881)	—	(95,881)
Balance on December 31, 2024	172,423,223	$173	$661,276	$(489,250)	$(750)	$171,449

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(95,881)	$(54,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130	77
Reduction in the carrying value of right-of-use assets	145	98
Foreign currency loss	—	(76)
Amortization of debt issuance costs	271	271
Accretion on discount to short-term investments	(5,442)	(4,984)
Stock-based compensation	9,860	4,178
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,383)	(456)
Non-current assets	11	(12)
Accounts payable and accrued expenses and other current liabilities	4,201	4,541
Net cash used in operating activities	(89,088)	(51,061)
Cash flows from investing activities:
Purchase of property and equipment	(25)	(296)
Purchase of available-for-sale securities, net	(204,916)	(194,220)
Maturity of available-for-sale securities	165,000	137,400
Net cash used in investing activities	(39,941)	(57,116)
Cash flows from financing activities:
Issuance of common stock and pre-funded warrants in underwritten offering, net of offering costs	—	74,874
Issuance of common stock issued in underwritten offering, net of offering costs	93,798	—
Issuance of common stock upon exercise of prefunded warrants	7	—
Issuance of common stock upon at the market offerings, net	24,374	8,831
Proceeds from exercise of stock options	347	283
Reimbursement of commissions from the prior issuance of common stock upon at the market sales, net	46	—
Repurchase of shares for minimum tax withholdings	(995)	(1,208)
Net cash provided by financing activities	117,577	82,780
Effect of exchange rate changes on cash and cash equivalents	(5)	(118)
Decrease in cash and cash equivalents	(11,457)	(25,515)
Cash and cash equivalents beginning of period	26,585	52,100
Cash and cash equivalents end of period	$15,128	$26,585

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,124	$2,040

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. The Company’s sole program, molgramostim inhalation solution ("MOLBREEVI" or "molgramostim"), is an investigational inhaled biologic, specifically an inhaled granulocyte-macrophage colony-stimulating factor ("GM-CSF") in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“aPAP”). The Company and its wholly-owned domestic and foreign subsidiaries operate in one segment with its principal office in Langhorne, Pennsylvania, though a significant portion of employees work remotely.

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

Liquidity

As of December 31, 2024, the Company had an accumulated deficit of approximately $489.3 million. The Company used cash from operations of approximately $89.1 million for the year ended December 31, 2024. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

The Company is currently focused on the development of MOLBREEVI for the treatment of aPAP and believes such activities will result in the continued incurrence of significant research and development and other expenses related to this program. If the Company’s product candidate does not gain regulatory approval or, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents on hand, short-term investments, and through a combination of equity offerings, debt financings, government or other third-party funding, and other collaborations and strategic alliances with partner companies. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

The Company had cash and cash equivalents of $15.1 million and short-term investments of $181.2 million as of December 31, 2024, which is sufficient to fund the Company's operations for at least the next twelve months subsequent to the issuance date of its consolidated financial statements for the year ended December 31, 2024. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company may need to reevaluate its long-term operating plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company currently maintains depository accounts and has a debt facility with Silicon Valley Bank, an FDIC insured entity. In order to mitigate risks associated with our banking deposits, the Company maintains a significant portion of its liquidity in U.S. Treasury money market funds and other short-term investments with custodial services provided by U.S. Bank, N.A. and FNZ, refer to Note 5. Short-term Investments and Note 8. Fair Value Measurements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management’s estimates include those related to the accrual of research and development and general and administrative costs, certain financial instruments recorded at fair value, stock-based compensation, and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Accordingly, actual results could be materially different from those estimates.

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

The fair value of the investments is based on the specific quoted market price of the securities or comparable securities at the balance sheet dates. We review investments for impairment whenever the fair value of an available-for-sale security is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to net loss, and noncredit-related impairment is recognized in other comprehensive (loss) income, net of taxes. The fair value of the investments is based on the specific quoted market price of the securities or comparable securities at the balance sheet dates. Refer to Note 5. Short-term Investments for additional discussion.

Concentration of Credit Risk

We are subject to credit risk from our portfolio of cash equivalents and marketable securities. These investments were made in accordance with our investment policy which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We maintain our cash and cash equivalents and marketable securities with a limited number of financial institutions. Deposits held with the financial institutions exceed the amount of insurance provided on such deposits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and cash equivalents and marketable securities to the extent recorded on the consolidated balance sheets.

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

License and Collaboration Agreements

From time to time the Company enters, and may continue to enter, into license and collaboration agreements with third parties whereby the Company purchases the rights to develop, market, sell and/or distribute the underlying pharmaceutical products or drug candidates. Pursuant to these agreements, the Company may be required to make up-front payments, milestone payments contingent upon the achievement of certain pre-determined criteria, royalty payments based on specified sales levels of the underlying products, and/or certain other payments. Up-front payments are either expensed immediately as research and development or capitalized. The determination to capitalize amounts related to licenses is based on management’s judgments with respect to stage of development, the nature of the rights acquired, alternative future uses, developmental and regulatory issues and challenges, the net realizable value of such amounts based on projected sales of the underlying products, the commercial status of the underlying products, and/or various other competitive factors. Milestone payments made prior to regulatory approval are generally expensed as incurred and milestone payments made subsequent to regulatory approval are generally capitalized as an intangible asset. Royalty payments are expensed as incurred. Other payments made pursuant to license and collaboration agreements, which are generally related to research and development activities, are expensed as incurred.

Acquired In-Process Research and Development

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company's acquired IPR&D is determined to have an indefinite life and, therefore, is not amortized. Instead, it is tested for impairment annually and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired.

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

When the Company performs a quantitative assessment of acquired IPR&D, it compares its carrying value to its estimated fair value to determine whether an impairment exists. Due to a lack of Level 1 or Level 2 inputs, the Multi-Period Excess Earnings Method (“MPEEM”), which is a form of the income approach, was used to estimate the fair value of acquired IPR&D when performing a quantitative assessment. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. The Company evaluates potential impairment of its acquired IPR&D annually on September 30th, utilizing a qualitative approach and determining if it was more-likely-than not that the fair value was impaired.

Our determinations as to whether, and if so, the extent to which acquired IPR&D become impaired are highly judgmental and, in the case of applying the MPEEM approach to estimate fair value, are based on significant assumptions regarding our projected future financial condition and operating results, changes in the manner of our use of the acquired assets, development of our acquired assets or our overall business strategy, and regulatory, market, and economic environment and trends.

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

The Company’s financial instruments consist primarily of cash, cash equivalents, short term investments, accounts payable, and accrued liabilities. The Company’s cash, cash equivalents, accounts payable, and accrued liabilities approximate fair value due to their relatively short maturities. Refer to Note 8. Fair Value Measurements for additional discussion.

Revenue Recognition

The Company records revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers. To date, the Company has not generated any product revenue. The Company’s ability to generate product revenues, which the Company expects to commence in the upcoming year(s), if ever, will depend heavily on the successful development, regulatory approval, and eventual commercialization of the Company’s product candidates.

Net Loss per Share

Basic net loss attributable to common stockholders per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period without consideration of common stock equivalents. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods presented as the inclusion of all potential dilutive securities would have been antidilutive. Refer to Note 13. Net Loss per Share for additional discussion.

Stock-Based Compensation

The Company recognizes the cost of stock-based awards granted to employees based on the estimated grant-date fair value of the awards. The value of the portion of the award is recognized as expense ratably over the requisite service period. The Company recognizes the compensation costs for awards that vest over several years on a straight-line basis over the vesting period. Forfeitures are recognized when they occur, which may result in the reversal of compensation costs in subsequent periods as the forfeitures arise. In addition, the Company accounts for any modifications to stock-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation. Refer to Note 11. Stock-Based Compensation for additional discussion.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in the period that includes the enactment date. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more-likely-than not to be realized. Refer to Note 12. Income Taxes for additional discussion.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), to provide more disaggregated expense information about a public entity’s reportable segments. The amendments in this update should be applied retrospectively and are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. As of January 1, 2024, we have adopted ASU 2023-07 which did not have a material impact on the Company's consolidated financial statements and additional required disclosures have been included in Note 13. Segment Reporting.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The amendments in this update should be applied prospectively, with an option to apply them retrospectively, and are effective for fiscal years beginning after December 15, 2024 for public entities. We began an assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is currently ongoing.

In March 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), to improve the disclosures about a public business entity’s expenses and to provide more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update should be applied either prospectively or retrospectively, and are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We began an assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is currently ongoing.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses, consisted of (in thousands):

	December 31,
	2024	2023
Prepaid contracted research and development costs	$4,179	$2,167
R&D tax credit receivable	768	814
VAT receivable	275	191
Prepaid insurance	131	176
Deposits and other	455	280
Total prepaid expenses and other current assets	$5,808	$3,628

Prepaid Contracted Research and Development Costs

As of December 31, 2024, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for MOLBREEVI for the treatment of aPAP and for CMC related activities. This includes prepaid amounts paid under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish R&D tax credit receivable earned by its subsidiary, Savara ApS, as of December 31, 2024. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2023, the Company generated a Danish R&D tax credit receivable of $0.8 million which was received in the fourth quarter of 2024. During the year ended December 31, 2024, the Company generated a Danish R&D tax credit receivable of $0.8 million which is expected to be received in the fourth quarter of 2025.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities, consisted of (in thousands):

	December 31,
	2024	2023
Accrued compensation	$5,017	$4,046
Accrued contracted research and development costs	3,912	2,166
Accrued general and administrative costs	1,134	738
Lease liability	116	143
Total accrued expenses and other current liabilities	$10,179	$7,093

Accrued Compensation

As of December 31, 2024, Accrued compensation includes amounts to be paid to employees for salary, vacation and non-equity performance-based compensation. At the end of any period, the amount accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

Accrued Contracted Research and Development Costs

As of December 31, 2024, Accrued contracted research and development costs are primarily comprised of costs associated with MOLBREEVI for the treatment of aPAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

5. Short-term Investments

Short-term Investments in Available-for-Sale Securities

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$180,961	$255	$(17)	$181,199
Total short-term investments	$180,961	$255	$(17)	$181,199

As of December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$135,541	$194	$(1)	$135,734
Total short-term investments	$135,541	$194	$(1)	$135,734

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of Accumulated other comprehensive loss in the consolidated balance sheet. Classification as short-term or long-term is based upon whether the maturity of the debt securities is less than or greater than twelve months, as further discussed in Note 8. Fair Value Measurements.

There were no significant realized gains or losses related to investments for the years ended December 31, 2024 and 2023.

6. Property and Equipment, Net

Property and equipment, net consisted of (in thousands):

	December 31,
	2024	2023
Research and development equipment	$1,102	$1,102
Equipment	772	737
Furniture and fixtures	120	110
Leasehold improvements	333	333
Total property and equipment	2,327	2,282
Less accumulated depreciation	(2,162)	(2,012)
Property and equipment, net	$165	$270

Depreciation expense for the years ended December 31, 2024 and 2023 was minimal.

7. Debt Facility

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

Additionally, the Amended Loan Agreement contains an affirmative covenant providing that if the Company’s balance of cash and cash equivalents falls below $40.0 million, the Company is required to maintain cash and cash equivalents equal to at least (i) six months of operating expenses and (ii) 1.2 times the outstanding principal amount of the loan (or 1.75 in the final year of the loan if the Interest-Only Period is extended). The Company was obligated to issue warrants to purchase shares of its common stock as part of the initial funding of the loan, as further described in Note 9. Stockholders’ Equity.

Approximately $0.1 million of fees paid to the Lender were capitalized and will be amortized over the term of the Amended Loan Agreement. Expenses paid to third parties associated with the Amended Loan Agreement were immediately expensed and recorded in the Interest income (expense) line item in our consolidated statement of operations.

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,
2025	$-
2026	17,667
2027	9,562
Total future minimum payments	27,229
Unamortized end of term charge	(333)
Debt issuance costs	(253)
Debt discount related to warrants	(24)
Total debt	26,619
Current portion of long-term debt	—
Long-term debt	$26,619

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

The fair value of these instruments as of December 31, 2024 and 2023 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2024
Cash equivalents:
U.S. Treasury money market funds	$13,802	$—	$—	$13,802
Short-term investments:
U.S. government securities	181,199	—	—	181,199
As of December 31, 2023
Cash equivalents:

U.S. Treasury money market funds	$17,270	$—	$—	$17,270
Short-term investments:
U.S. government securities	135,734	—	—	135,734

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the years ended December 31, 2024 and 2023.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments annually or whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. These assets and liabilities can include acquired IPR&D and other long-lived assets that are written down to fair value if they are impaired.

As of December 31, 2024 and 2023, the Company had IPR&D of approximately $10.3 million and $11.0 million, respectively. For the years ended December 31, 2024 and 2023, the Company experienced a decrease of approximately $0.6 million and an increase of approximately $0.3 million, respectively, in the carrying value of IPR&D, which was due to foreign currency translation.

9. Stockholders’ Equity

Underwritten Offering of Common Stock

July 2024

On July 1, 2024, the Company sold an aggregate of 26,246,720 shares of the Company’s common stock, par value $0.001 per share, pursuant to an underwritten offering of its common stock (the "July 2024 Offering") at an offering price of $3.81 per share. The July 2024 Offering was made pursuant to the Registration Statement on Form S-3 (File No. 333-279274), which was filed with the SEC on May 9, 2024 and declared effective on May 21, 2024 (the "2024 Registration Statement"), and a prospectus supplement filed with the SEC on June 28, 2024. The July 2024 Offering resulted in net proceeds of $93.8 million after taking into consideration underwriter commissions, legal fees, and other customary closing costs, as follows (in thousands):

Financial instruments	Proceeds
Common stock	$100,000
Offering expenses	(6,201)
Net proceeds	$93,799

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

Evercore Common Stock Sales Agreement

On July 6, 2021, the Company entered into a Common Stock Sales Agreement with Evercore Group L.L.C. (“Evercore”), as sales agent (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, through Evercore, shares of Savara’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of not more than $100.0 million. The Sales Agreement was effective on July 16, 2021, the date the Company’s Registration Statement on Form S-3 (File No. 333-257709) (the “2021 Registration Statement”), filed with the SEC on July 6, 2021, was declared effective by the SEC. From July 16, 2021 through May 20, 2024, Shares were sold pursuant to the 2021 Registration Statement. Since May 21, 2024, the Shares have been offered and sold pursuant to the 2024 Registration Statement. Subject to the terms and conditions of the Sales Agreement, Evercore will use commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Evercore with customary indemnification rights, and Evercore will be entitled to a commission at a fixed commission rate equal to 3% of the gross proceeds per Share sold. Sales of the Shares, if any, under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement.

During the year ended December 31, 2024 and 2023, the Company sold 6,038,650 shares of the Company’s common stock resulting in net proceeds of $24.4 million and 2,071,511 shares of common stock resulting in net proceeds of $8.8 million to a single institutional investor pursuant to the Sales Agreement, respectively.

Common Stock

The Company’s amended and restated certificate of incorporation, as amended, authorizes the Company to issue 301,000,000 shares of capital stock, consisting of 300,000,000 shares of common stock with $0.001 par value per share and 1,000,000 shares of preferred stock with $0.001 par value per share.

The following is a summary of the Company’s common stock at December 31, 2024 and 2023:

	December 31
	2024	2023
Common stock authorized	300,000,000	300,000,000
Common stock outstanding	172,423,223	138,143,545

The Company’s shares of common stock reserved for issuance as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
2017 Pre-funded Warrants	—	775,000
Pre-funded PIPE Warrants	5,780,537	5,780,537
2021 Pre-funded Warrants	32,175,172	32,175,172
2023 Pre-funded Warrants	5,666,667	5,666,667
Stock options outstanding	13,554,621	9,633,067
Issued and non-vested RSUs	4,677,500	3,488,250
Total shares reserved	61,932,290	57,596,486

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of December 31, 2024:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	43,622,376	$0.001
	43,700,169

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(594)	$(11)	$(605)
Change	133	201	334
Balance, December 31, 2023	$(461)	190	$(271)
Change	(523)	44	(479)
Balance, December 31, 2024	$(984)	$234	$(750)

10. Commitments

Operating Leases

The Company is obligated under an operating lease, as amended, for commercial real estate located in Langhorne, Pennsylvania, the Company’s headquarters. On February 28, 2023, the Company entered into the first amendment (the “Lease Amendment”) to its existing lease agreement, dated July 7, 2021 and which originally commenced on October 1, 2021. The Lease Amendment commenced on July 1, 2023, continues through June 30, 2026, or an additional thirty-six months, expands the existing office space, and increases the average monthly rent to approximately $14.5 thousand, paid over monthly installments during the Lease Amendment term.

As of December 31, 2024, the carrying value of the right-of-use assets for the operating lease was $0.2 million, which is reflected in Other non-current assets and the carrying value of the lease liabilities for the operating lease increased to $0.3 million, of which approximately $0.2 million related to the current portion of the lease liabilities is recorded in Accrued expenses and other current liabilities and approximately $0.1 million related to the non-current portion of the lease liabilities is recorded in Other long-term liabilities.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2024 (in thousands):

Year ending December 31,
2025	$160
2026	87
Total future minimum lease payments	$247
Less imputed interest	(17)
Total	$230

Operating cash flows from operating leases	$172
Weighted-average remaining lease term (in months) - operating leases	18
Weighted-average discount rate - operating leases	7.8%

Manufacturing and Other Commitments and Contingencies

The Company is subject to various royalties and manufacturing and development payments related to its product candidate, MOLBREEVI. Under a manufacture and supply agreement with an active pharmaceutical ingredients (“API”) manufacturer for MOLBREEVI, as amended, the Company must make certain payments to the API manufacturer upon achievement of the milestones outlined in the table set forth below. Additionally, upon first receipt of marketing approval by the Company from a regulatory authority in a country for a product containing the API for therapeutic use in humans and ending the earlier of (i) ten (10) years thereafter or (ii) the date a biosimilar of such product is first sold in such country, the Company shall pay the API manufacturer a royalty equal to low-single digits of the net sales in that country of products containing API supplied by the API manufacturer.

Additionally, the Company is subject to a purchase requirement under which for ten years following the date of receipt of approval by a regulatory authority of the first regulatory filing for the marketing and sale of the first product containing the API in any country, the Company will purchase from the API manufacturer the API required to produce a percentage of such product it sells each year (the “Purchase Requirement”); provided, however, that the Purchase Requirement will no longer apply if (i) the price charged by the API manufacturer exceeds a certain price charged by an alternative supplier, (ii) there is a shortage of supply, or (iii) API manufacturer at any time fails to materially fulfill a purchase order of the Company.

The Company is also subject to certain contingent milestone payments, disclosed in the following table, payable to the manufacturer of the nebulizer used to administer MOLBREEVI. In addition to these milestones, the Company will owe a royalty of three-and one-half percent (3.5%) to the manufacturer of the nebulizer based on net sales.

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

Manufacturing, Development, and Other Contingent Milestone Payments (in thousands):

December 31, 2024
MOLBREEVI manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of MOLBREEVI	$320
MOLBREEVI nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer MOLBREEVI	521
Total manufacturing and other commitments	$841

The milestone commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of December 31, 2024.

Further, in February 2024, the Company entered into a master services agreement with an additional manufacturer to provide development and manufacturing services related to API for the Company’s MOLBREEVI product candidate in accordance with the terms of separate scope of work agreements and to perform a manufacturing campaign for process performance qualification of the API of MOLBREEVI. Under that master services agreement, work orders and subsequent change orders, the Company is currently obligated to pay the second source manufacturer, in total, estimated fees of $24.7 million of which $15.9 million has been recognized as expense during the year ended December 31, 2024. No expense was recognized in relation to this master services agreement during the year ended December 31, 2023. These costs are subject to various cancellation fees ranging from ten percent (10%) to one hundred percent (100%) of the cost of the respective activity based upon the timing of the commencement date and status of the activity.

Contract Research

As part of its development of MOLBREEVI for the treatment of aPAP, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA-2 trial. Under that work order and subsequent change orders, the Company is obligated to pay Parexel service fees, pass-through expenses, and investigator fees estimated to be approximately $48.5 million over the course of the IMPALA-2 clinical trial and trial close-out activities of which $9.2 million and $10.8 million has been recognized as expense during the years ended December 31, 2024 and 2023, respectively.

In the second quarter of 2024, the Company initiated an open-label, multicenter clinical trial of MOLBREEVI in pediatric subjects with aPAP ("IMPACT") under a separate work order with Parexel. Pursuant to the IMPACT trial, Parexel currently has the opportunity to earn up to approximately $4.8 million in various milestone payments primarily dependent upon patient enrollment, site management, project oversight and the compliance with defined study protocols of which $1.3 million was recognized in the year ended December 31, 2024. No expense was recognized in relation to this work order during the year ended December 31, 2023.

Risk Management

The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to these risks to an acceptable level.

Employment Agreements

On December 8, 2020, the Company entered into an employment agreement with the Chief Executive Officer ("CEO"), as amended and restated on December 13, 2022, whereby the CEO is entitled to payments and benefits upon certain events. Upon (i) termination without cause, (ii) termination due to the CEO’s death or disability, or (iii) the CEO’s resignation for good reason, the CEO is entitled to receive (i) a lump sum payment equal to 18 months of base salary, (ii) a lump sum payment equal to 100% of his target bonus, (iii) a pro-rated portion of the unpaid target bonus based upon the number of days he was employed by the Company during the relevant performance period, (iv) reimbursement for continued coverage under medical benefit plans for 18 months or until covered under a separate plan from another employer, and (v) the immediate and full vesting of outstanding non-vested Company equity awards. Additionally, all of the CEO’s outstanding stock options will be exercisable through the earlier of (x) the 18 month anniversary of the termination date or (y) the original expiration date.

Upon a termination other than for cause, death or disability or upon resignation for good reason within three months prior to or 12 months following a change in control, the CEO is entitled to receive (i) a lump sum payment of an amount equal to 24 months of base salary, (ii) 100% of the unpaid target bonus, (iii) a pro-rated portion of the unpaid target bonus based on the number of days he was employed by the Company during the relevant performance period, (iv) reimbursement for continued coverage under medical benefit plans for 24 months or until covered under a separate plan from another employer, and (v) the immediate and full vesting of outstanding non-vested Company equity awards. Additionally, all of the CEO’s outstanding stock options will be exercisable through the earlier of (x) the 24-month anniversary of the termination date or (y) the original expiration date.

Each of the Company’s Chief Financial & Administrative Officer (“CFO”), Chief Medical Officer (“CMO”), Chief Operating Officer ("COO"), Chief Business Officer ("CBO"), and Chief Commercial Officer ("CCO") is entitled to payments and benefits if the CFO, CMO, COO, CBO, or CCO, respectively, is (i) terminated without cause, (ii) terminated due to death or disability, or (iii) resigns for good reason, which includes (i) a lump sum payment equal to 12 months of base salary and a pro-rated portion of their unpaid bonus, (ii) reimbursement for continued coverage under medical benefit plans for 12 months or until covered under a separate plan from another employer, and (iii) accelerated vesting of outstanding non-vested Company equity awards equal to 12 months. Upon a termination other than for cause, death or disability or upon resignation for good reason within three months prior to or 12 months following a change in control, the CFO, CMO, COO, CBO, or CCO is entitled to receive (i) a lump sum payment of an amount equal to 18 months of base salary, plus 100% of their target bonus, plus a pro-rated portion of their unpaid target bonus, (ii) a lump sum payment equal to the amount required to continue coverage under medical benefit plans for 18 months, and (iii) the immediate and full vesting of outstanding non-vested options at the time of such termination.

11. Stock-Based Compensation

A. Equity Incentive Plans

The Company’s 2024 Omnibus Incentive Plan (the “2024 Plan”) was adopted by the Company’s board of directors in March 2024, was approved by the Company’s stockholders on June 6, 2024, and became effective on June 7, 2024. The 2024 Plan was intended to replace the Company’s Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”), and upon the effectiveness of the 2024 Plan, no further grants may be made under the 2015 Plan. All outstanding awards under the 2015 Plan will continue in accordance with the 2015 Plan and any award agreement executed in connection with such outstanding awards. The 2024 Plan provides for the grant of stock options (both incentive stock options and non-statutory stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, shares, and other stock-based awards. Stock-based awards are subject to terms and conditions established by the board of directors or the compensation committee of the board of directors. As of December 31, 2024, the number of shares of common stock available for grant under the 2024 Plan was 7,153,602 shares.

The Company’s 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) was adopted by the Company’s board of directors in May 2021 and subsequently amended to increase the shares available for grant. The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of December 31, 2024, the number of shares of common stock available for grant under the Inducement Plan was 1,272,799 shares. Under the Inducement Plan and 2024 Plan, stock option grants typically vest quarterly over four years and expire ten years from the grant date and restricted stock unit grants typically cliff vest after two years.

The Savara Inc. Stock Option Plan (the “2008 Plan”) was adopted in 2008, and the Company no longer issues awards under the 2008 Plan. As of December 31, 2024, the Company had options outstanding to purchase 139,332 shares of common stock under the 2008 Plan. The outstanding awards granted under the 2008 Plan are fully vested and generally have a maximum contractual term of ten years.

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

C. Fair Value Assumptions for the Equity Incentive Plans

The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the years ended December 31, 2024 and 2023:

	2024	2023
Risk-free interest rate	3.58% - 4.55%	3.37% - 4.80%
Expected term (years)	6.06 - 9.26	6.06
Expected volatility	90.9% - 114.6%	91.2% - 97.84%
Dividend yield	0%	0%

D. Stock-Based Award Activity

The following tables provide a summary for stock option and RSU activity for the year ended December 31, 2024:

Stock Options:

	Shares Underlying Option Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2023	9,633,067	$2.42	7.94	$25,392
Granted	4,573,000	3.47	6.08
Exercised	(464,297)	1.49		$1,327
Expired/cancelled/forfeited	(187,149)	1.78
Outstanding at December 31, 2024	13,554,621	$2.79	7.89	$11,586
Options exercisable at December 31, 2024	6,220,508	$2.47	6.29	$8,728

The weighted-average grant date fair values for the Company’s stock options granted during the years ended December 31, 2024 and 2023 were $3.47 per share and $2.79 per share, respectively. The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2024 was $18.4 million, which will be recognized over a weighted-average period of approximately 3.5 years.

During the years ended December 31, 2024 and 2023, the Company did not grant any options to purchase shares of common stock to non-employees. The Company recorded a minimal amount of stock-based compensation expense for options issued to non-employees for the years ended December 31, 2024 and 2023, respectively.

RSUs:

	Shares Underlying Option Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	3,488,250	$3.36
Granted	2,409,500	3.58
Vested	(1,117,750)	1.81
Expired/cancelled/forfeited	(102,500)	—
Outstanding at December 31, 2024	4,677,500	$3.83

The total compensation cost related to unvested RSUs not yet recognized as of December 31, 2024 was $11.7 million, which will be recognized over a weighted-average period of 1.4 years.

E. Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Research and development	$4,453	$1,470
General and administrative	5,407	2,708
Total stock-based compensation	$9,860	$4,178

12. Income Taxes

The components of loss before income taxes for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Domestic	$(63,256)	$(40,834)
Foreign	(32,625)	(13,864)
Total	$(95,881)	$(54,698)

The Company did not record a federal tax benefit or expense for the years ended December 31, 2024 and 2023. The Company recorded a minimal state provision for income taxes for the year ended December 31, 2024 and no state provision for income taxes for the year ended December 31, 2023 due to revenues below the minimum tax threshold. The components of the income tax expense are as follows for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Current:
Federal	$—	$—
State	9	—
Foreign	—	—
Total Current	9	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	—	—
Total income tax expense	$9	$—

A reconciliation of the expected income tax results computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Income tax benefit computed at federal statutory tax rate	$(20,135)	$(11,487)
State taxes, net of federal	7	—
Change in valuation allowance	29,911	18,957
Orphan drug & research credits generated	(9,659)	(6,998)
Impact of foreign operations	(338)	(136)
Foreign deferred tax asset - true up	(750)	(1,124)
Actualization and deferred tax asset - true up	(214)	—
Imputed interest	1,498	1,309
Permanent differences	(311)	(537)
Other	—	16
Total	$9	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based upon the Company’s lack of earnings history. During the years ended December 31, 2024 and 2023, the valuation allowance increased by $33.5 million and $23.0 million, respectively.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax liabilities:
ROU assets	$67	$108
Other	687	783
Total deferred tax liabilities	754	891
Deferred tax assets:
Net operating loss carryforwards	58,384	44,731
Intangible assets	379	1,398
Amortization	1,263	1,400
Credit carryforwards	22,624	12,965
Section 174 research and development expenses	20,058	11,638
ROU liabilities	56	108
Depreciation	272	245
Accrued liabilities & other	5,074	2,304
Total deferred tax assets	108,110	74,789
Subtotal	107,356	73,898
Valuation allowance	(107,356)	(73,898)
Net deferred taxes	$—	$—

The Company completed a Section 382 analysis to determine the amount of losses that are currently available for potential offset against future taxable income. Based on the analysis, it was determined that the utilization of the Company's NOLs and tax credit carryforwards generated in tax periods up to and including December 2019 are substantially limited and may result in the expiration of such carryforwards prior to utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders in the stock of a corporation by more than 50 percentage points in the aggregate over a three-year period. Since the Company's formation, it has raised capital through public and private issuance of common stock on several occasions which have ultimately resulted in multiple changes in ownership, as defined by Section 382. As of December 31, 2024 and 2023, the Company still has $52.4 million of federal Section 382 NOLs, collectively, which are included in the federal NOL carryforwards below, that are severely limited in future years.

As of December 31, 2024 and 2023, the Company had foreign NOL carryforwards of approximately $137.7 million and $96.0 million, respectively, which have an indefinite carryforward period. After taking the Section 382 limitations discussed into account, as of December 31, 2024 and 2023, the Company had NOLs for federal income tax purposes of approximately $126.0 million and $109.4 million, respectively. Federal NOL carryforwards of $5.2 million begin to expire in 2037, with $120.8 million not having an expiration date. As of December 31, 2024 and 2023, the Company had state NOL carryforwards of approximately $25.0 million and $9.5 million, respectively. The state NOL carryforwards begin to expire in 2038.

As of December 31, 2024 and 2023, the Company also had available research and orphan drug tax credit carryforwards for federal income tax purposes of approximately $22.1 million and $12.5 million, respectively. If not utilized, these carryforwards expire at various dates beginning in 2039. As of December 31, 2024 and 2023, the Company had state research and development tax credit carryforwards of approximately $0.5 million and $0.5 million, respectively, which will begin to expire in 2034 if not utilized.

The Company applies the accounting guidance in ASC 740 Income Taxes related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits. During the years ended December 31, 2024 and 2023, the Company had no interest and penalties related to income taxes.

The Company files income tax returns in the U.S. federal, state, and foreign jurisdictions. As of December 31, 2024, the statute of limitations for assessment by the Internal Revenue Service (“IRS”) is open for the 2020 and subsequent tax years, although carryforward attributes that were generated for tax years prior to then may still be adjusted upon examination by the IRS if they either have been, or will be, used in a future period. The 2019 and subsequent tax years remain open and subject to examination by the state taxing authorities. The 2020 and subsequent tax years remain open and subject to examination by the foreign taxing authorities. There are currently no federal, state, or foreign income tax audits in progress.

13. Segment Reporting

We follow the accounting guidance of ASC Topic 280, Segment Reporting, which establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision-makers in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews consolidated results including operating expenses and operating losses at a consolidated level only. The Company and its CODM do not distinguish between potential markets for the purpose of making decisions about resource allocation and performance assessment of its sole pre-revenue development program, MOLBREEVI, for the treatment of aPAP. Therefore, the Company has only one operating segment and one reportable segment, specialty pharmaceuticals within the respiratory system. The Company's only significant long-lived asset, IPR&D, is located in Denmark, and the Company currently does not generate any revenues and its operating expenses and losses are viewed on a consolidated basis by the CODM. Therefore, no geographical segments are presented. In addition to the significant expense categories included on the Company's consolidated statements of operations, refer below for disaggregated amounts that comprise research and development expenses and the segment net loss (in thousands):

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development operating costs and expenses excluding non-cash stock-based compensation:
Primary program research and development expenses (a)	$59,325	$32,535
Other research and development expenses:
Payroll and benefits	11,933	9,023
Occupancy and other overhead and operating costs	2,318	1,234
Total other research and development expenses	14,251	10,257
Research and development operating costs and expenses excluding non-cash stock-based compensation:	73,576	42,792
General and administrative expense excluding non-cash stock-based compensation	19,630	12,960
Other segment income (expense), net (b)	2,675	(1,054)
Segment net loss	$(95,881)	$(54,698)

(a)
Primary program research and development expenses are comprised primarily of costs paid to third parties for clinical trials and product development manufacturing, nonclinical, regulatory, and quality assurance activities, and the portion of related research and development expenses incurred by our collaborators and third-party service providers, including contract research and manufacturing organizations that we are obligated to reimburse.

(b)
Other segment income (expense), net includes interest income, interest expense, foreign currency exchange gain or loss, depreciation and amortization, non-cash stock-based compensation and tax credit income.

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

As of December 31, 2024 and 2023, potentially dilutive securities include:

	Year ended December 31,
	2024	2023
Awards under equity incentive plan	13,554,621	9,633,067
Non-vested restricted shares and restricted stock units	4,677,500	3,488,250
Warrants to purchase common stock	77,793	77,793
Total	18,309,914	13,199,110

The following table calculates basic net loss per share of common stock and diluted net loss per share of common stock for the years ended December 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Year ended December 31,
	2024	2023
Net loss	$(95,881)	$(54,698)
Net loss attributable to common stockholders	$(95,881)	$(54,698)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	$(95,881)	$(54,698)
Weighted-average common shares outstanding, basic and diluted	198,191,936	165,204,652
Basic and diluted net loss per share	$(0.48)	$(0.33)

15. Employee Benefits

The Company offers a defined contribution 401(k) plan for its employees. Employees are eligible to participate in the plan beginning on the first day following the three month anniversary date of hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. The Company makes discretionary contributions to the 401(k) plan equal to 100 percent of each employee’s pretax contributions up to the IRS annual contribution limit. The Company’s total contributions to the 401(k) plan were $0.6 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.

16. Subsequent Events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued. The Company determined there were no events, other than as described below, that required disclosure or recognition in these condensed consolidated financial statements.

Loan Agreement

On March 26, 2025 (the “Closing Date”), the Company, as borrower, entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with the lenders party thereto (the “Lenders”) and Hercules Capital, Inc., as administrative agent and collateral agent (the “Agent”). The Hercules Loan Agreement provides for the Company to borrow up to $200 million of term loans (the “Term Loan”).

The initial advance of $30 million under the Hercules Loan Agreement was drawn on the Closing Date and used to repay all outstanding obligations under the Company’s prior term loan with Silicon Valley Bank, described in Footnote 7. Debt Facility, to pay the Company’s expenses in connection with the Hercules Loan Agreement, and for general corporate purposes. The Company may draw further Term Loans in the following tranches: (i) subject to FDA approval of the Company’s MOLBREEVI product candidate for the treatment of aPAP (the “Approval Milestone”), (a) up to $40 million on or prior to March 15, 2026 and (b) up to $40 million on or prior to December 15, 2026; (ii) subject to the Company achieving a trailing six months net product revenue from the sale of MOLBREEVI of at least seventy-five percent of an agreed upon revenue plan for any reporting period following March 31, 2027 (the “Revenue Milestone”), up to $20 million on or prior to December 31, 2027; and (iii) subject to approval by the Lenders’ investment committees, up to $70 million.

The Term Loan will mature April 1, 2030 (the “Maturity Date”). The Term Loan bears interest at a floating rate equal to (i) the greater of (a) the prime rate reported in The Wall Street Journal or (b) 6.0%, plus (ii) 1.45%, or, subject to the Company meeting the Revenue Milestone, 1.20% after the full fiscal quarter following such achievement. The Term Loan has an interest-only monthly payment through March 2028 (the “Interest-Only Period”), and beginning April 1, 2028, requires equal monthly installments of principal plus interest until the Maturity Date. If the Company achieves the Approval Milestone, the Interest-Only period will extend until the Maturity Date.

The Company's obligations under the Hercules Loan Agreement are secured, subject to customary permitted liens and other agreed-upon exceptions, by a first-priority perfected security interest in all of the tangible and intangible assets of the Company, other than intellectual property, on which there is a negative pledge. The Hercules Loan Agreement includes customary affirmative and negative covenants, repayment and prepayment terms, representations and warranties, and events of default.

The Hercules Loan Agreement contains an affirmative covenant requiring the Company to maintain unrestricted cash under an account control agreement equal to 50% of the outstanding principal of the Term Loan beginning April 1, 2026 (the “Cash Requirement”), which will decrease to 35% upon achievement of the Revenue Milestone and compliance with the Conditional Minimum Revenue Covenant (defined below). However, if the Approval Milestone has not been achieved, the Cash Requirement increases to 70% of the outstanding principal until the Approval Milestone is achieved. Notwithstanding the foregoing, the Cash Requirement will not apply during any period when the Company’s market capitalization exceeds $600 million.

Additionally, if the Company draws more than $50 million under the Term Loan, beginning nine months after achievement of the Approval Milestone, the Company will be required to have achieved, and to maintain, trailing six months of net product revenue of at least (i) 65% of a provided sales forecast or (ii) $100 million (“Conditional Minimum Revenue Covenant”). If the Company raises at least $75 million in net cash proceeds from the issuance of equity and/or upfront business development proceeds before June 30, 2026, the Conditional Minimum Revenue Covenant will not apply until 15 months after achievement of the Approval Milestone. Notwithstanding the foregoing, the Conditional Minimum Revenue Covenant will not apply during any period when the Company’s market capitalization exceeds $500 million and the Company maintains minimum unrestricted cash under an account control agreement equal to 50% of the outstanding principal amount of the Term Loan.