Form 10-K/A
period 2024-12-31
Savara Inc
filed 2025-04-25
CIK 1160308

mt

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

EXPLANATORY NOTE

Savara Inc. (the “Company") is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “Original Filing Date”). The sole purpose of this Amendment is to supplement the Exhibits contained in Item 15(a) of Part IV of the Original Filing to include Exhibit 19.1, the Company’s Insider Trading and Disclosure Policy, which was inadvertently omitted in the Original Filing.

This Amendment is an exhibit-only filing. Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 15(a) of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

10.38		Executive Employment Agreement, dated October 15, 2024, between Savara Inc. and Braden Parker.
10.39		Executive Employment Agreement, dated August 24, 2023, between Savara Inc. and Anne Erickson.
10.40		Amended and Restated Executive Employment Agreement, dated March 13, 2025, between Savara Inc. and Kathleen McCabe.
10.41	+	Master Services Agreement by and between Savara ApS and Selvita S.A., effective January 17, 2024.
19.1	*	Insider Trading and Disclosure Policy.
21.1		List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2023.)
23.1		Consent of RSM US LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on signature page)
31.1	*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	**	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97		Clawback Policy
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)
	#	Indicates management contract or compensatory plan
	*	Filed herewith.
	+	Indicates confidential treatment has been granted to certain portions of this exhibit, which portions have been omitted and filed separately with the SEC.
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

SAVARA INC.

Date: April 25, 2025 By: /s/ David Lowrance David Lowrance Chief Financial and Administrative Officer