Form 10-Q
period 2025-03-31
Savara Inc
filed 2025-05-13
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2025, the registrant had 172,836,922 shares of common stock, $0.001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item I. Financial Information

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,556	$15,128
Short-term investments	152,944	181,199
Prepaid expenses and other current assets	4,944	5,808
Total current assets	177,444	202,135
Property and equipment, net	138	165
In-process R&D	10,733	10,337
Other non-current assets	1,001	242
Total assets	$189,316	$212,879
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,557	$4,545
Accrued expenses and other current liabilities	6,341	10,179
Current portion of long-term debt	—	—
Total current liabilities	11,898	14,724
Long-term liabilities:
Long-term debt	29,524	26,619
Other long-term liabilities	44	87
Total liabilities	41,466	41,430
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized as of March 31, 2025 and December 31, 2024; 172,703,390 and 172,423,223 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	173	173
Additional paid-in capital	664,198	661,276
Accumulated other comprehensive loss	(632)	(750)
Accumulated deficit	(515,889)	(489,250)
Total stockholders' equity	147,850	171,449
Total liabilities and stockholders’ equity	$189,316	$212,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2025	2024
Operating expenses:
Research and development	$19,159	$16,807
General and administrative	9,246	5,636
Depreciation and amortization	30	32
Total operating expenses	28,435	22,475
Loss from operations	(28,435)	(22,475)
Other income (expense)
Interest income	1,498	1,353
Foreign currency exchange gain (loss)	60	(21)
Tax credit income	784	797
Loss on extinguishment of debt	(546)	—
Total other income, net	1,796	2,129
Loss before income taxes	(26,639)	(20,346)
Income tax benefit	—	—
Net loss	$(26,639)	$(20,346)
Net loss per share:
Basic and diluted	$(0.12)	$(0.11)
Weighted-average common shares outstanding:
Basic and diluted	216,146,934	182,550,109
Other comprehensive income (loss):
Gain (loss) on foreign currency translation	272	(220)
Unrealized loss on short-term investments	(154)	(251)
Total comprehensive loss	$(26,521)	$(20,817)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended March 31, 2025 and 2024

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2024	172,423,223	$173	$661,276	$(489,250)	$(750)	$171,449
Issuance of common stock upon exercise of stock options	100,250	—	165	—	—	165
Issuance of common stock for settlement of RSUs	255,000	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(75,083)	—	(215)	—	—	(215)
Stock-based compensation	—	—	2,972	—	—	2,972
Foreign exchange translation adjustment	—	—	—	—	272	272
Unrealized loss on short-term investments	—	—	—	—	(154)	(154)
Net loss	—	—	—	(26,639)	—	(26,639)
Balance on March 31, 2025	172,703,390	$173	$664,198	$(515,889)	$(632)	$147,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

Periods Ended March 31, 2025 and 2024

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2023	138,143,545	$140	$533,872	$(393,369)	$(271)	$140,372
Issuance of common stock upon exercise of options	31,914	—	51	—	—	51
Issuance of common stock for settlement of RSUs	1,563	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(381)	—	(2)	—	—	(2)
Stock-based compensation	—	—	2,257	—	—	2,257
Foreign exchange translation adjustment	—	—	—	—	(220)	(220)
Unrealized gain on short-term investments	—	—	—	—	(251)	(251)
Net loss	—	—	—	(20,346)	—	(20,346)
Balance on March 31, 2024	138,176,641	$140	$536,178	$(413,715)	$(742)	$121,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(26,639)	$(20,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	32
Reduction in the carrying value of right-of-use assets	38	35
Foreign currency loss	—	21
Amortization of debt issuance costs	70	68
Loss on extinguishment of debt	546
Accretion on discount to short-term investments	(1,149)	(1,370)
Stock-based compensation	2,972	2,257
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	859	243
Non-current assets	(768)	(814)
Accounts payable and accrued expenses and other current liabilities	(3,148)	(770)
Net cash used in operating activities	(27,189)	(20,644)
Cash flows from investing activities:
Purchase of property and equipment	(3)	(10)
Purchase of available-for-sale securities, net	(15,068)	(30,697)
Maturity of available-for-sale securities	44,400	41,500
Net cash provided by investing activities	29,329	10,793
Cash flows from financing activities:
Repayment of long-term debt	(27,230)	—
Proceeds from long-term debt, net	29,598	—
Proceeds from exercise of stock options	165	51
Repurchase of shares for minimum tax withholdings	(215)	(2)
Net cash provided by financing activities	2,318	49
Effect of exchange rate changes on cash and cash equivalents	(30)	2
Increase (decrease) in cash and cash equivalents	4,428	(9,800)
Cash and cash equivalents beginning of period	15,128	26,585
Cash and cash equivalents end of period	$19,556	$16,785

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,325	$536

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments that are necessary to fairly present the statements of financial position, operations and cash flows for the periods presented. The results of operations for interim periods shown in this report are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted from these condensed consolidated financial statements, as permitted by rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The Company believes the disclosures made in these condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these condensed consolidated financial statements be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements. There have been no changes to the Company's significant accounting policies since the date of those financial statements.

Principles of Consolidation

The interim condensed consolidated financial statements of the Company are stated in U.S. dollars and are prepared under U.S. GAAP. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements of the Company’s wholly-owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated other comprehensive loss in the condensed consolidated balance sheet. All intercompany transactions and accounts have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2024 has been derived from the Company's audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

Liquidity

As of March 31, 2025, the Company had an accumulated deficit of approximately $515.9 million, cash and cash equivalents of $19.6 million and short-term investments of $152.9 million. The Company used cash in operating activities of approximately $27.2 million during the three months ended March 31, 2025. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

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

The Company’s cash and cash equivalents of $19.6 million and short-term investments of $152.9 million as of March 31, 2025 are sufficient to fund the Company’s operations for at least the next twelve months subsequent to the issuance date of these condensed consolidated financial statements. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company will need to reevaluate its long-term operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to mitigate risks associated with our banking deposits, the Company maintains a significant portion of its liquidity in U.S. Treasury money market funds and other short-term investments with custodial services provided by U.S. Bank, N.A., and FNZ, refer to Note 5. Short-term Investments and Note 7. Fair Value Measurements.

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

Recent Accounting Pronouncements

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid contracted research and development costs	$2,953	$4,179
R&D tax credit receivable	797	768
Prepaid insurance	146	131
VAT receivable	249	275
Deposits and other	799	455
Total prepaid expenses and other current assets	$4,944	$5,808

Prepaid Contracted Research and Development Costs

As of March 31, 2025, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for MOLBREEVI for the treatment of aPAP. This includes prepaid amounts paid under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of March 31, 2025. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2024, the Company generated a Danish tax credit of $0.8 million, which is included in Prepaid expenses and other current assets and is expected to be received in the fourth quarter of 2025. During the three months ended March 31, 2025, the Company generated a Danish tax credit of $0.8 million, which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2026.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$1,023	$5,017
Accrued contracted research and development costs	4,035	3,912
Accrued general and administrative costs	1,162	1,134
Lease liability	121	116
Total accrued expenses and other current liabilities	$6,341	$10,179

Accrued Compensation

As of March 31, 2025, Accrued compensation includes amounts to be paid to employees for salary, bonuses, vacation and non-equity performance-based compensation. At the end of any period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

Accrued Contracted Research and Development Costs

As of March 31, 2025, Accrued contracted research and development costs are primarily comprised of costs associated with MOLBREEVI for the treatment of aPAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$152,864	$95	$(15)	$152,944
Total short-term investments	$152,864	$95	$(15)	$152,944

As of December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$180,961	$255	$(17)	$181,199
Total short-term investments	$180,961	$255	$(17)	$181,199

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments reflected as a part of Accumulated other comprehensive loss in the condensed consolidated balance sheet. Classification as short-term or long-term is based upon whether the initial maturity of the debt securities is less than or greater than twelve months, as further discussed in Note 7 . Fair Value Measurements.

There were no significant realized gains or losses related to investments for the three months ended March 31, 2025 and 2024.

6. Debt Facility

On March 26, 2025 (the “Closing Date”), the Company, as borrower, entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with the lenders party thereto (the “Lenders”) and Hercules Capital, Inc., as administrative agent and collateral agent. The Hercules Loan Agreement provides for the Company to borrow up to $200 million of term loans (the “Term Loan”) that may be advanced in multiple tranches.

The initial advance of $30 million under the Hercules Loan Agreement was drawn on the Closing Date and used to repay all outstanding obligations under the Company’s prior term loan with Silicon Valley Bank ("SVB Loan"), to pay the Company’s expenses in connection with the Hercules Loan Agreement, and for general corporate purposes. The Company may make further draws in the following tranches: (i) subject to FDA approval of the Company’s MOLBREEVI product candidate for the treatment of aPAP (the “Approval Milestone”), (a) up to $40 million on or prior to March 15, 2026 and (b) up to $40 million on or prior to December 15, 2026; (ii) subject to the Company achieving a trailing six months' net product revenue from the sale of MOLBREEVI of at least seventy-five percent of an agreed upon revenue plan for any reporting period following March 31, 2027 (the “Revenue Milestone”), up to $20 million on or prior to December 31, 2027; and (iii) subject to approval by the Lenders’ investment committees, up to $70 million.

The Term Loan will mature April 1, 2030 (the “Maturity Date”). Amounts outstanding under the Term Loan bear interest at a floating rate equal to (i) the greater of (a) the prime rate reported in The Wall Street Journal or (b) 6.0%, plus (ii) 1.45%, or, subject to the Company meeting the Revenue Milestone, a 25 bps reduction in the interest rate after the full fiscal quarter following such achievement. The Term Loan has an interest-only monthly payment through March 2028 (the “Interest-Only Period”), and beginning April 1, 2028, requires equal monthly installments of principal plus interest until the Maturity Date. If the Company achieves the Approval Milestone, the Interest-Only period will extend until the Maturity Date.

The Company's obligations under the Hercules Loan Agreement are secured, subject to customary permitted liens and other agreed-upon exceptions, by a first-priority perfected security interest in all of the tangible and intangible assets of the Company, other than intellectual property, on which there is a negative pledge. The Hercules Loan Agreement includes customary affirmative and negative covenants, repayment terms, prepayment terms subject to a 1.0% or 2.0% penalty of the amount prepaid as determined when payment occurs following the Closing Date, a contingent prepayment requirement, with any prepayment penalties waived, upon the acquisition or change of control of the Company as defined within the Hercules Loan Agreement, representations and warranties, and events of default, consisting of some events not related to the creditworthiness of the Company, which if triggered, permits the Lenders to accelerate repayment of any outstanding loan amount at the Lenders' discretion. In the event any payment is not paid on the scheduled payment date or upon an aforementioned non-creditworthiness event of default, which may trigger a call feature by the Lenders, an amount equal to 4.0% of such past due amount shall be payable on demand (collectively, the "Default Penalty").

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

The Company is obligated to pay customary closing fees, a facility charge equal to 0.5% of the initial tranche at Closing and upon any additional tranches drawn by the Company during the term of the Hercules Loan Agreement, and an end of term charge based upon the outstanding principal balance equal to 3.95% if repayment occurs within 24 months of Closing, 4.95% if repayment occurs after 24 months and before 36 months of Closing, 5.95% if repayment occurs after 36 months and before 48 months of Closing, and 6.95% if repayment occurs after 48 months from Closing.

As of March 31, 2025 approximately $0.5 million of fees consisting of legal, commitment and facility charges, paid to the Lenders were capitalized and will be amortized over the term of the Hercules Loan Agreement.

The Company has identified certain embedded features within the Hercules Loan Agreement. The Company assessed these features and determined the one feature related to Default Penalty interest due upon an event of default is required to be bifurcated from the debt and accounted for separately at fair value. As of the date of issuance and March 31, 2025, the Default Penalty does not have a discernable fair value and no amounts are recorded.

The Company accounted for the repayment of the SVB Loan as an extinguishment in accordance with the guidance in ASC 470-50 and recognized a loss associated with the extinguishment of approximately $0.5 million in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,	March 31, 2025	December 31, 2024
2025	$—	$—
2026	—	17,667
2027	—	9,562
2028	11,297	—
2029	14,747	—
2030	6,041	—
Total future minimum payments	32,085	27,229
Unamortized end of term charge	(2,080)	(333)
Debt fees	(481)	(253)
Debt discount related to warrants	—	(24)
Total debt	29,524	26,619
Current portion of long-term debt	—	—
Long-term debt	$29,524	$26,619

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

During the three months ended March 31, 2025 and 2024, the Company experienced an increase of approximately $0.4 million and a decrease of approximately $0.2 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

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

The fair value of these instruments as of March 31, 2025 and December 31, 2024 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2025
Cash equivalents:
U.S. Treasury money market funds	$17,237	$—	$—	$17,237
Short-term investments:
U.S. government securities	152,944	—	—	152,944

As of December 31, 2024
Cash equivalents:
U.S. Treasury money market funds	$13,802	$—	$—	$13,802
Short-term investments:
U.S. government securities	181,199	—	—	181,199

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the three months ended March 31, 2025 and 2024.

8. Stockholders’ Equity

Evercore Common Stock Sales Agreement Termination

On July 6, 2021, the Company entered into a Sales Agreement with Evercore Group L.L.C. (“Evercore”), as sales agent (the “ATM Agreement”), permitting the Company to offer and sell up to an aggregate of $100.0 million of shares of its common stock, par value $0.001 per share, from time to time through Evercore in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended.

On March 31, 2025, pursuant to Section 12(b) of the ATM Agreement, the Company delivered written notice to Evercore that it was terminating the ATM Agreement, effective April 2, 2025. The Company is not subject to any termination penalties related to the termination of the ATM Agreement.

During the three months ended March 31, 2025 and 2024, respectively, the Company did not sell any shares of common stock under the ATM Agreement.

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	March 31, 2025	December 31, 2024
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
Pre-funded PIPE Warrants	5,780,537	5,780,537
2021 Pre-funded Warrants	32,175,172	32,175,172
2023 Pre-funded Warrants	5,666,667	5,666,667
Stock options outstanding	13,086,997	13,554,621
Issued and nonvested RSUs	4,195,000	4,677,500
Total shares reserved	60,982,166	61,932,290

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of March 31, 2025:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	43,622,376	$0.001
	43,700,169

Accumulated Other Comprehensive Loss Information

The components of accumulated other comprehensive loss as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(461)	$190	$(271)
Change	$(523)	$44	$(479)
Balance, December 31, 2024	$(984)	$234	$(750)
Change	$272	$(154)	$118
Balance, March 31, 2025	$(712)	$80	$(632)

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

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

March 31, 2025
MOLBREEVI manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of MOLBREEVI	$260
MOLBREEVI nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer MOLBREEVI	541
Total manufacturing and other commitments and contingencies	$801

The milestone commitments disclosed in the table above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of March 31, 2025.

Further, in February 2024, the Company entered into a master services agreement with an additional manufacturer to provide development and manufacturing services related to API for the Company’s MOLBREEVI product candidate in accordance with the terms of separate scope of work agreements to be entered into by the parties and to perform a manufacturing campaign for process performance qualification of the API of MOLBREEVI. From inception, the total estimated accumulated fees the Company will have paid the second source manufacturer's services under that original master services agreement, work orders and subsequent change orders is $28.0 million. These costs are subject to various cancellation fees ranging from ten percent (10%) to one hundred percent (100%) of the cost of the respective activity based upon the timing of the commencement date and status of the activity.

Contract Research

As part of its development of MOLBREEVI for the treatment of aPAP, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA, a work order was executed with Parexel, under which they will provide services related to the IMPALA-2 trial. From inception of the the original work order and subsequent change orders, the Company will have paid Parexel service fees, pass-through expenses, and investigator fees estimated to be approximately $48.5 million over the course of the IMPALA-2 clinical trial and trial close-out activities.

In the second quarter of 2024, the Company initiated an open-label, multicenter clinical trial of MOLBREEVI in pediatric subjects with aPAP ("IMPACT") under a separate work order with Parexel. Pursuant to the IMPACT trial, Parexel has the opportunity to earn up to approximately $5.6 million in various milestone payments primarily dependent upon patient enrollment, site management, project oversight and the compliance with defined study protocols.

Risk Management

The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to certain risks associated with operating the Company’s business to an acceptable level.

10. Stock-Based Compensation

Equity Incentive Plans

The Company’s 2024 Omnibus Incentive Plan (the “2024 Plan”) was adopted by the Company’s board of directors in March 2024, was approved by the Company’s stockholders on June 6, 2024, and became effective on June 7, 2024. The 2024 Plan was intended to replace the Company’s Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”), and upon the effectiveness of the 2024 Plan, no further grants may be made under the 2015 Plan. All outstanding awards under the 2015 Plan will continue in accordance with the 2015 Plan and any award agreement executed in connection with such outstanding awards. The 2024 Plan provides for the grant of stock options (both incentive stock options and non-statutory stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, shares, and other stock-based awards. Stock-based awards are subject to terms and conditions established by the board of directors or the compensation committee of the board of directors. As of March 31, 2025, the number of shares of common stock available for grant under the 2024 Plan was 7,806,776 shares.

The Company’s 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) was adopted by the Company’s board of directors in May 2021 and subsequently amended to increase the shares available for grant. The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of March 31, 2025, the number of shares of common stock available for grant under the Inducement Plan was 1,372,882 shares.

The Savara Inc. Stock Option Plan (the “2008 Plan”) was adopted in 2008, and the Company no longer issues awards under the 2008 Plan. As of March 31, 2025, the Company had options outstanding to purchase 139,332 shares of common stock under the 2008 Plan. The outstanding awards granted under the 2008 Plan are fully vested and generally have a maximum contractual term of ten years.

Stock-Based Awards Activity

The following table provides a summary of stock-based awards activity for the three months ended March 31, 2025:

Stock Options:

Outstanding at December 31, 2024	13,554,621
Granted	97,500
Exercised	(100,250)
Expired/cancelled/forfeited	(464,874)
Outstanding at March 31, 2025	13,086,997

The total compensation cost related to non-vested stock options not yet recognized as of March 31, 2025, was $16.3 million, which will be recognized over a weighted-average period of approximately 3.3 years.

RSUs:

Outstanding at December 31, 2024	4,677,500
Granted	82,500
Vested	(255,000)
Forfeited	(310,000)
Outstanding at March 31, 2025	4,195,000

The total compensation cost related to unvested RSUs not yet recognized as of March 31, 2025, was $9.0 million, which will be recognized over a weighted-average period of approximately 1.3 years.

Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$905	$1,303
General and administrative	2,067	954
Total stock-based compensation	$2,972	$2,257

11. Segment Reporting

We follow the accounting guidance of ASC Topic 280, Segment Reporting, which establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision-makers in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker (“CODM”)has been identified as the Chief Executive Officer, who reviews consolidated results including operating expenses and operating losses at a consolidated level only. The Company and its CODM do not distinguish between potential markets for the purpose of making decisions about resource allocation and performance assessment of its sole pre-revenue development program, MOLBREEVI, for the treatment of aPAP. Therefore, the Company has only one operating segment and one reportable segment, specialty pharmaceuticals within the respiratory system. The Company's only significant long-lived asset, IPR&D, is located in Denmark, and the Company currently does not generate any revenues and its operating expenses and losses are viewed on a consolidated basis by the CODM. Therefore, no geographical segments are presented. In addition to the significant expense categories included on the Company's consolidated statements of operations, refer below for disaggregated amounts that comprise research and development expenses and the segment net loss (in thousands):

	For the three months ended March 31,
	2025	2024
Operating expenses:
Research and development operating costs and expenses excluding non-cash stock-based compensation:
Primary program research and development expenses (a)	$14,739	$12,465
Other research and development expenses:
Payroll and benefits	2,889	2,656
Occupancy and other overhead and operating costs	626	383
Total other research and development expenses	3,515	3,039
Research and development operating costs and expenses excluding non-cash stock-based compensation:	18,254	15,504
General and administrative expense excluding non-cash stock-based compensation	7,179	4,682
Other segment income (expense), net (b)	1,206	160
Segment net loss	$(26,639)	$(20,346)

a)
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
b)
Other segment income (expense), net includes interest income, interest expense, foreign currency exchange gain or loss, depreciation and amortization, non-cash stock-based compensation, loss on extinguishment of debt and tax credit income.

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three months ended March 31,
	2025	2024
Awards under equity incentive plan	13,086,997	9,794,317
Non-vested restricted shares and restricted stock units	4,195,000	3,626,687
Warrants to purchase common stock(*)	77,793	77,793
Total	17,359,790	13,498,797

* Pre-funded warrants are excluded herein.

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share amounts):

	Three months ended March 31,
	2025	2024
Net loss	$(26,639)	$(20,346)
Net loss attributable to common stockholders	(26,639)	(20,346)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(26,639)	(20,346)
Weighted-average common shares outstanding, basic and diluted	216,146,934	182,550,109
Basic and diluted net loss per share	$(0.12)	$(0.11)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions, and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following: the ability to project future cash utilization and reserves needed for contingent future liabilities and business operations, the risks associated with the process of conducting clinical trials and developing, obtaining regulatory approval for and commercializing drug candidates that are safe and effective for use as human therapeutics, the timing and ability to raise additional capital as needed to fund continued operations, natural disasters, pandemics, geopolitical events (including the war between Russia and Ukraine and the war in the Middle East), the Company’s ability to maintain compliance with its covenants under its long-term debt instruments and those discussed in the section entitled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission ("SEC") on March 27, 2025, all of which are difficult to predict.

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

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our sole program, MOLBREEVI, is an investigational inhaled biologic, specifically, inhaled granulocyte-macrophage colony-stimulating factor ("GM-CSF") in Phase 3 development for autoimmune pulmonary alveolar proteinosis ("aPAP"). Savara previously announced positive top-line results from the Phase 3 clinical trial and, in March 2025, complete the submission of the Biological License Application ("BLA") to the FDA for MOLBREEVI. Savara, together with its wholly-owned subsidiaries, which include Aravas Inc. and Savara ApS, operate in one segment with its principal office in Langhorne, Pennsylvania, though a majority of our employees work remotely.

Since inception, we have devoted our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to March 31, 2025, we have raised net cash proceeds of approximately $597.9 million, primarily from underwritten offerings of our common stock, private placements of common stock, and debt financings.

We have never been profitable and have incurred operating losses every year since inception. Our net losses for the three months ended March 31, 2025 and 2024 were $26.6 million and $20.3 million, respectively, and the net loss for the year ended December 31, 2024 was $95.9 million. As of March 31, 2025, we had an accumulated deficit of approximately $515.9 million. Our operating losses primarily resulted from expenses attributed to our research and development programs and from general and administrative costs associated with our operations.

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

As of March 31, 2025, we had cash and cash equivalents of $19.6 million and short-term investments of $152.9 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Recent Events

BLA Submission Complete

On March 26, 2025, Savara announced that it had completed its submission of the BLA to the FDA for MOLBREEVI for the potential treatment of aPAP, a chronic and debilitating rare lung disease characterized by the abnormal build-up of surfactant in the alveoli of the lungs. This follows our reporting, in June 2024, of top line results from our pivotal IMPALA-2 trial for the treatment of aPAP that demonstrated improvement compared to placebo in gas exchange, as measured by diffusing capacity of the lungs for carbon monoxide, or DLCO, and clinical benefit, as measured by St. George’s Respiratory Questionnaire, or SGRQ, and exercise capacity, measured in peak METs. MOLBREEVI was well tolerated throughout the 48-weeks and no unexpected safety signals were seen. Previously, on December 18, 2024, the Company announced that it had initiated a rolling submission of a BLA to the FDA for MOLBREEVI. MOLBREEVI was also granted Fast Track and Breakthrough Therapy Designations by the FDA in 2019 for the treatment of patients with aPAP.

Debt Financing

On March 26, 2025, the Company announced that it had entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with the lenders party thereto (the “Lenders”) and Hercules Capital, Inc., as administrative agent and collateral agent. The Hercules Loan Agreement provides for the Company to borrow up to $200 million of term loans (the “Term Loan”) that may be advanced in multiple tranches. The initial advance of $30 million under the Hercules Loan Agreement was drawn on March 26, 2025 and used to repay all outstanding obligations under the Company’s Amended Loan Agreement with Silicon Valley Bank (the “SVB Loan”) as described in Note 6. Debt Facility and extinguish the Company’s obligations thereunder, to pay the Company’s expenses in connection with the Hercules Loan Agreement, including fees and expenses relating to termination of the SVB term loan, and for general corporate purposes. Further Term Loan draws may be made by the Company under the Hercules Loan Agreement as follows:

•
Subject to FDA approval of MOLBREEVI for the treatment of aPAP, the Company may draw (a) up to $40 million on or prior to March 15, 2026 and (b) up to $40 million on or prior to December15, 2026.
•
Subject to the Company achieving a trailing six months net product revenue from the sale of MOLBREEVI of at least seventy-five percent of an agreed upon revenue plan for any reporting period following March 31, 2027, the Company may draw up to $20 million on or prior to December 31, 2027.
•
Subject to approval by the Lenders’ investment committees, the Company may draw up to $70 million of additional funds.

Sales Agreement Termination

As previously discussed in Note 8. Stockholders’ Equity, on July 6, 2021, the Company entered into a Sales Agreement with Evercore Group L.L.C. (“Evercore”), as sales agent (the “ATM Agreement”), pursuant to which the Company may offer and sell up to an aggregate of $100.0 million of shares of its common stock, par value $0.001 per share, from time to time through Evercore in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended.

On March 31, 2025, pursuant to Section 12(b) of the ATM Agreement, the Company delivered written notice to Evercore that it was terminating the ATM Agreement, effective April 2, 2025. The Company is not subject to any termination penalties related to the termination of the ATM Agreement. Since December 31, 2024, no shares of common stock have been issued or sold pursuant to the ATM Agreement.

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

•
contract manufacturing expenses, primarily for the production of clinical supplies; and
•
internal costs that are associated with activities performed by our research and development organization, consist primarily of:
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

General and Administrative Expenses

General and administrative ("G&A") expenses consist primarily of salaries, benefits, and related costs for personnel in executive, finance and accounting, legal, and investor relations; as well as professional and consulting fees for accounting, legal, investor relations, business development, human resources, and information technology services. Other G&A expenses include facility lease and insurance costs.

Other Income (Expense), Net

Other income (expense) includes amortization expense related to capitalized debt issuance costs and debt discount under our loan agreements. Refer to Note 6. Debt Facility in the notes to the condensed consolidated financial statements included in this Quarterly Report. Interest expense is typically reported net of interest income which includes interest earned on our cash, cash equivalent, and short-term investment balances. Other income (expense) also includes net unrealized and realized gains and losses from foreign currency transactions, loss on extinguishment of debt, refundable tax credits generated by some of our foreign subsidiaries, and securities subject to fair value accounting as well as any other non-operating gains and losses.

Critical Accounting Policies and Estimates

There have not been any material changes during the three months ended March 31, 2025, to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2024, for further description of our critical accounting policies.

Results of Operations – Comparison of Three Months Ended March 31, 2025 and 2024

	For the Three Months Ended March 31,		Dollar
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$19,159	$16,807	$2,352
General and administrative	9,246	5,636	3,610
Depreciation and amortization	30	32	(2)
Total operating expenses	28,435	22,475	5,960
Loss from operations	(28,435)	(22,475)	(5,960)
Other income, net	1,796	2,129	(333)
Net loss	$(26,639)	$(20,346)	$(6,293)

Research and Development

Research and development expenses increased by $2.4 million, or 14.0%, to $19.2 million for the three months ended March 31, 2025 from $16.8 million for the three months ended March 31, 2024. This increase is primarily due to the performance of tasks related to our MOLBREEVI program with $2.3 million related to regulatory affairs and quality assurance, and $0.1 million in departmental overhead.

General and Administrative

General and administrative expenses increased by $3.6 million, or 64.1%, to $9.2 million for the three months ended March 31, 2025 from $5.6 million for the three months ended March 31, 2024. The increase is due to personnel and related costs of $2.4 million, certain commercial activities of $0.8 million, and other departmental overhead of $0.4 million.

Other Income, Net

Other income, net decreased by $0.3 million to $1.8 million for the three months ended March 31, 2025 from $2.1 million for the three months ended March 31, 2024. The decrease is primarily related to a loss on extinguishment of debt.

Liquidity and Capital Resources

As of March 31, 2025, we had $19.6 million of cash and cash equivalents, $152.9 million in short-term investments, and an accumulated deficit of approximately $515.9 million. As discussed in Note 6. Debt Facility in the notes to the condensed consolidated financial statements included in this Quarterly Report, on March 26, 2025, we entered into the Hercules Loan Agreement which provides for a loan facility of up to $200 million. Proceeds from the initial $30 million tranche drawn under the Hercules Loan Agreement were used to repay all outstanding obligations under the SVB Loan, with a carrying value of $26.7 million, to pay certain expenses incurred in connection with the financing, and for general corporate purposes. Subject to satisfaction of certain conditions, including attainment of FDA approval of MOLBREEVI for the treatment of aPAP, we may draw future tranches under the Hercules Loan Agreement to fund our ongoing business operations including the development, regulatory approval, marketing and commercialization of MOLBREEVI.

Further, on March 31, 2025, pursuant to Section 12(b) of the ATM Agreement, the Company delivered written notice to Evercore that it was terminating the ATM Agreement, effective April 2, 2025.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2025	2024
	(in thousands)
Cash used in operating activities	$(27,189)	$(20,644)
Cash provided by investing activities	29,329	10,793
Cash provided by financing activities	2,318	49
Effect of exchange rate changes on cash and cash equivalents	(30)	2
Net change in cash and cash equivalents	$4,428	$(9,800)

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2025 was $27.2 million, consisting of a net loss of $26.6 million and net $3.1 million in changes due to operating assets and liabilities. This was partially offset by approximately $2.5 million of net noncash charges (comprised of depreciation and amortization including right-of-use assets, amortization of debt issuance costs, loss on extinguishment of debt, accretion on discount to short-term investments, and stock-based compensation).

Cash flows from investing activities

Cash used in investing activities of $29.3 million for the three months ended March 31, 2025 was primarily associated with proceeds from maturities of short-term investments partially offset by purchases of short-term investments.

Cash flows from financing activities

Cash provided by financing activities of $2.3 million for the three months ended March 31, 2025 was primarily the result of net proceeds from the Hercules Loan Agreement partially offset by repayment of the SVB Loan.

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

As of March 31, 2025, we had cash, cash equivalents, and short-term investments of approximately $172.5 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 9. Commitments – Manufacturing and Other Commitments and Contingencies, in the notes to the condensed consolidated financial statements included in this Quarterly Report, we may need to raise additional capital to further fund the development of, and seek regulatory approvals for our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

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

Critical Accounting Policies and Estimates

Except as set forth in Note 2. Summary of Significant Accounting Policies – Recent Accounting Pronouncements of the condensed consolidated financial statements in this Quarterly Report, there have been no material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2025 as compared to those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We also have interest rate exposure related to our long-term debt. Refer to Note 6. Debt Facility of the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q for additional discussion. The Hercules Loan Agreement bears interest equal to the greater of (i) the prime rate reported in The Wall Street Journal, plus 1.45%, which was 8.95% on March 31, 2025. Changes in the prime rate would have impacted our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on March 31, 2025, were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

We have vendors in Denmark and elsewhere in Europe and pay those vendors in local currency, Danish Krone, British Pound sterling or Euros, respectively. We did not recognize any significant exchange rate losses during the three months ended March 31, 2025 and 2024. A 10% change in the Euro-to-dollar, British Pound sterling-to dollar exchange rate or Krone-to-dollar exchange rate on March 31, 2025, would not have had a material effect on our results of operations or financial condition.

Additionally, inflation generally affects us by increasing our cost of labor, supplies and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024, and the risk factors and other cautionary statements contained in our other filings with the SEC, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or future results. Except as set forth below, there have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2024, or our other SEC filings.

The Hercules Loan Agreement contains covenants which may adversely impact our business and the failure to comply with such covenants could cause our outstanding debt to become immediately payable or accelerate principal payments.

We are a party to the Hercules Loan Agreement, pursuant to which we have borrowed $30 million of term loans and may borrow up to an additional $170 million of term loans if we are able to satisfy the conditions precedent described under Note 6. Debt Facility of the consolidated financial statements in this quarterly report on Form 10-Q. As security for our borrowings under the Hercules Loan Agreement, we pledged substantially all of our assets other than our intellectual property (which is subject to a negative pledge). The Hercules Loan Agreement includes a number of restrictive covenants, including restrictions on incurring additional debt, making investments, granting liens, disposing of assets, paying dividends, and redeeming or repurchasing capital stock, and a number of affirmative covenants, including the Cash Requirement and the Conditional Minimum Revenue Covenant. Collectively, these covenants could constrain our ability to grow our business through acquisitions or engage in other transactions. The Hercules Loan Agreement includes customary events of default, such as our failure to pay amounts due, our failure to comply with covenants, or the occurrence of an event that would reasonably be expected to have a material adverse event on our business. Upon the occurrence and during the continuation of an event of default, the Lenders could declare all outstanding loans under the Hercules Loan Agreement immediately due and payable and exercise remedies against us and the collateral. Such an event would have a material adverse effect on our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number		Description

3.1	*	Composite Amended and Restated Certificate of Incorporation, as amended, of the Registrant.
3.2		Amended and Restated Bylaws of Savara Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2023).
10.1	*	Loan and Security Agreement, dated March 26, 2025, between the Company and the lenders party thereto and Hercules Capital, Inc., as administrative agent and collateral agent.
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)
# Indicates management contract or compensatory plan
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Savara Inc.

Date: May 13, 2025	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ David Lowrance
David Lowrance
Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)