Form 10-Q
period 2025-06-30
Savara Inc
filed 2025-08-13
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2025, the registrant had 172,836,922 shares of common stock, $0.001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item I. Financial Information

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,436	$15,128
Short-term investments	129,007	181,199
Prepaid expenses and other current assets	4,545	5,808
Total current assets	150,988	202,135
Property and equipment, net	119	165
In-process R&D	11,629	10,337
Other non-current assets	1,029	242
Total assets	$163,765	$212,879
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,749	$4,545
Accrued expenses and other current liabilities	8,879	10,179
Total current liabilities	13,628	14,724
Long-term liabilities:
Long-term debt	29,653	26,619
Other long-term liabilities	—	87
Total liabilities	43,281	41,430
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized as of June 30, 2025 and December 31, 2024; 172,836,922 and 172,423,223 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	173	173
Additional paid-in capital	666,817	661,276
Accumulated other comprehensive loss	(216)	(750)
Accumulated deficit	(546,290)	(489,250)
Total stockholders' equity	120,484	171,449
Total liabilities and stockholders’ equity	$163,765	$212,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$20,751	$17,617	$39,910	$34,424
General and administrative	10,655	5,540	19,901	11,176
Depreciation and amortization	34	33	63	65
Total operating expenses	31,440	23,190	59,874	45,665
Loss from operations	(31,440)	(23,190)	(59,874)	(45,665)
Other income (expense)
Interest income	921	1,072	2,420	2,425
Foreign currency exchange gain (loss)	118	(125)	176	(146)
Tax credit income	—	—	784	797
Loss on extinguishment of debt	—	—	(546)	—
Total other income, net	1,039	947	2,834	3,076
Net loss	$(30,401)	$(22,243)	$(57,040)	$(42,589)
Net loss per share:
Basic and diluted	$(0.14)	$(0.12)	$(0.26)	$(0.23)
Weighted-average common shares outstanding:
Basic and diluted	216,431,348	182,584,078	216,289,923	182,567,091
Other comprehensive income (loss):
Gain (loss) on foreign currency translation	502	(113)	774	(333)
Unrealized loss on short-term investments	(86)	(25)	(240)	(276)
Total comprehensive loss	$(29,985)	$(22,381)	$(56,506)	$(43,198)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended June 30, 2025 and 2024

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2024	172,423,223	$173	$661,276	$(489,250)	$(750)	$171,449
Issuance of common stock upon exercise of stock options	100,250	—	165	—	—	165
Issuance of common stock for settlement of RSUs	255,000	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(75,083)	—	(215)	—	—	(215)
Stock-based compensation	—	—	2,972	—	—	2,972
Foreign exchange translation adjustment	—	—	—	—	272	272
Unrealized loss on short-term investments	—	—	—	—	(154)	(154)
Net loss	—	—	—	(26,639)	—	(26,639)
Balance on March 31, 2025	172,703,390	$173	$664,198	$(515,889)	$(632)	$147,850
Issuance of common stock upon exercise of stock options	44,250	—	65	—	—	65
Issuance of common stock for settlement of RSUs	125,000	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(35,718)	—	(115)	—	—	(115)
Stock-based compensation	—	—	2,669	—	—	2,669
Foreign exchange translation adjustment	—	—	—	—	502	502
Unrealized loss on short-term investments	—	—	—	—	(86)	(86)
Net loss	—	—	—	(30,401)	—	(30,401)
Balance on June 30, 2025	172,836,922	$173	$666,817	$(546,290)	$(216)	$120,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

Periods Ended June 30, 2025 and 2024

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2023	138,143,545	$140	$533,872	$(393,369)	$(271)	$140,372
Issuance of common stock upon exercise of options	31,914	—	51	—	—	51
Issuance of common stock for settlement of RSUs	1,563	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(381)	—	(2)	—	—	(2)
Stock-based compensation	—	—	2,257	—	—	2,257
Foreign exchange translation adjustment	—	—	—	—	(220)	(220)
Unrealized gain on short-term investments	—	—	—	—	(251)	(251)
Net loss	—	—	—	(20,346)	—	(20,346)
Balance on March 31, 2024	138,176,641	$140	$536,178	$(413,715)	$(742)	$121,861
Issuance of common stock upon exercise of options	21,225	—	11	—	—	11
Issuance of common stock for settlement of RSUs	1,562	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(381)	—	(2)	—	—	(2)
Reimbursement of commissions from the prior issuance of common stock upon at the market sales, net	—	—	46	—	—	46
Stock-based compensation	—	—	2,196	—	—	2,196
Foreign exchange translation adjustment	—	—	—	—	(113)	(113)
Unrealized loss on short-term investments	—	—	—	—	(25)	(25)
Net loss	—	—	—	(22,243)	—	(22,243)
Balance on June 30, 2024	138,199,047	$140	$538,429	$(435,958)	$(880)	$101,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(57,040)	$(42,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63	65
Reduction in the carrying value of right-of-use assets	78	71
Foreign currency loss	—	146
Amortization of debt issuance costs	199	135
Loss on extinguishment of debt	546	—
Accretion on discount to short-term investments	(1,950)	(2,495)
Stock-based compensation	5,641	4,453
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,739	(2,677)
Non-current assets	(768)	(814)
Accounts payable and accrued expenses and other current liabilities	(1,958)	566
Net cash used in operating activities	(53,450)	(43,139)
Cash flows from investing activities:
Purchase of property and equipment	(18)	(31)
Purchase of available-for-sale securities, net	(54,726)	(34,138)
Maturity of available-for-sale securities	108,400	74,500
Net cash provided by investing activities	53,656	40,331
Cash flows from financing activities:
Repayment of long-term debt	(27,230)	—
Proceeds from long-term debt, net	29,598	—
Proceeds from exercise of stock options	230	62
Reimbursement of commissions from the prior issuance of common stock upon at the market sales, net	—	46
Repurchase of shares for minimum tax withholdings	(329)	(4)
Net cash provided by financing activities	2,269	104
Effect of exchange rate changes on cash and cash equivalents	(167)	(17)
Increase (decrease) in cash and cash equivalents	2,308	(2,721)
Cash and cash equivalents beginning of period	15,128	26,585
Cash and cash equivalents end of period	$17,436	$23,864

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,824	$1,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. The Company’s sole program, molgramostim inhalation solution ("MOLBREEVI" or "molgramostim"), is an investigational inhaled biologic, specifically an inhaled granulocyte-macrophage colony-stimulating factor ("GM-CSF") in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“autoimmune PAP”). The Company and its wholly-owned domestic and foreign subsidiaries operate in one segment with its principal office in Langhorne, Pennsylvania, though a significant portion of employees work remotely.

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

Liquidity

As of June 30, 2025, the Company had an accumulated deficit of approximately $546.3 million, cash and cash equivalents of $17.4 million and short-term investments of $129.0 million. The Company used cash in operating activities of approximately $53.5 million during the six months ended June 30, 2025. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

The Company is currently focused on the development of MOLBREEVI for the treatment of autoimmune PAP and believes such activities will result in the continued incurrence of significant research and development and other expenses related to this program. If the Company’s product candidate does not gain regulatory approval or, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents on hand, short-term investments, and through a combination of equity offerings, debt financings, government or other third-party funding, and other collaborations and strategic alliances with partner companies. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

The Company’s cash and cash equivalents of $17.4 million and short-term investments of $129.0 million as of June 30, 2025 are sufficient to fund the Company’s operations for at least the next twelve months subsequent to the issuance date of these condensed consolidated financial statements. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and potentially through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company will need to reevaluate its long-term operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements and Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations, and cash flows. As of the date of these condensed consolidated financial statements, the Company has not completed its assessment, and therefore no adjustments have been made. Additional disclosures will be provided in future periods as the impact of the legislation is determined.

There are no other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, or the SEC that are believed by the Company's management to have a material effect, if any, on the Company’s condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid contracted research and development costs	$2,810	$4,179
R&D tax credit receivable	864	768
Prepaid insurance	197	131
VAT receivable	233	275
Deposits and other	441	455
Total prepaid expenses and other current assets	$4,545	$5,808

Prepaid Contracted Research and Development Costs

As of June 30, 2025, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for MOLBREEVI for the treatment of autoimmune PAP. This includes prepaid amounts paid under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of June 30, 2025. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2024, the Company generated a Danish tax credit of $0.8 million, which is included in Prepaid expenses and other current assets and is expected to be received in the fourth quarter of 2025. During the six months ended June 30, 2025, the Company generated a Danish tax credit of $0.8 million, which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2026.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	June 30, 2025	December 31, 2024
Accrued contracted research and development costs	$5,235	$3,912
Accrued compensation	2,259	$5,017
Accrued general and administrative costs	1,295	1,134
Lease liability	90	116
Total accrued expenses and other current liabilities	$8,879	$10,179

Accrued Contracted Research and Development Costs

As of June 30, 2025, Accrued contracted research and development costs are primarily comprised of costs associated with MOLBREEVI for the treatment of autoimmune PAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

Accrued Compensation

As of June 30, 2025, Accrued compensation includes amounts to be paid to employees for salary, bonuses, vacation and non-equity performance-based compensation. At the end of any period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$129,013	$26	$(32)	$129,007
Total short-term investments	$129,013	$26	$(32)	$129,007

As of December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$180,961	$255	$(17)	$181,199
Total short-term investments	$180,961	$255	$(17)	$181,199

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

There were no significant realized gains or losses related to investments for the six months ended June 30, 2025 and 2024.

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

The initial advance of $30 million under the Hercules Loan Agreement was drawn on the Closing Date and used to repay all outstanding obligations under the Company’s prior term loan with Silicon Valley Bank ("SVB Loan"), to pay the Company’s expenses in connection with the Hercules Loan Agreement, and for general corporate purposes. The Company may make further draws in the following tranches: (i) subject to FDA approval of the Company’s MOLBREEVI product candidate for the treatment of autoimmune PAP (the “Approval Milestone”), (a) up to $40 million on or prior to March 15, 2026 and (b) up to $40 million on or prior to December 15, 2026; (ii) subject to the Company achieving a trailing six months' net product revenue from the sale of MOLBREEVI of at least seventy-five percent of an agreed upon revenue plan for any reporting period following March 31, 2027 (the “Revenue Milestone”), up to $20 million on or prior to December 31, 2027; and (iii) subject to approval by the Lenders’ investment committees, up to $70 million.

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

The Company's obligations under the Hercules Loan Agreement are secured, subject to customary permitted liens and other agreed-upon exceptions, by a first-priority perfected security interest in all of the tangible and intangible assets of the Company, other than intellectual property, on which there is a negative pledge. The Hercules Loan Agreement includes customary affirmative and negative covenants, repayment terms, prepayment terms subject to a 1.0% or 2.0% penalty of the amount prepaid as determined when payment occurs following the Closing Date, a contingent prepayment requirement, with any prepayment penalties waived, upon the acquisition or change of control of the Company as defined within the Hercules Loan Agreement, representations and warranties, and events of default, consisting of some events not related to the creditworthiness of the Company, which if triggered, permit the Lenders to accelerate repayment of any outstanding loan amount at the Lenders' discretion. In the event any payment is not paid on the scheduled payment date or upon an aforementioned non-creditworthiness event of default, which may trigger a call feature by the Lenders, an amount equal to 4.0% of such past due amount shall be payable on demand (collectively, the "Default Penalty").

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

The Company is obligated to pay customary closing fees, a facility charge equal to 0.5% of the initial tranche at the Closing Date and upon any additional tranches drawn by the Company during the term of the Hercules Loan Agreement, and an end of term charge based upon the outstanding principal balance equal to 3.95% if repayment occurs within 24 months of the Closing Date, 4.95% if repayment occurs after 24 months and before 36 months of the Closing Date, 5.95% if repayment occurs after 36 months and before 48 months of the Closing Date, and 6.95% if repayment occurs after 48 months from the Closing Date.

As of June 30, 2025, approximately $0.5 million of fees consisting of legal, commitment and facility charges, paid to the Lenders were capitalized and will be amortized over the term of the Hercules Loan Agreement.

The Company has identified certain embedded features within the Hercules Loan Agreement. The Company assessed these features and determined the one feature related to Default Penalty interest due upon an event of default is required to be bifurcated from the debt and accounted for separately at fair value. As of June 30, 2025, the Default Penalty does not have a discernable fair value and no amounts are recorded.

The Company accounted for the repayment of the SVB Loan as an extinguishment in accordance with the guidance in ASC 470-50 and recognized a loss associated with the extinguishment of approximately $0.5 million in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025.

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,	June 30, 2025	December 31, 2024
2025	$—	$—
2026	—	17,667
2027	—	9,562
2028	11,297	—
2029	14,747	—
2030	6,041	—
Total future minimum payments	32,085	27,229
Unamortized end of term charge	(1,975)	(333)
Debt fees	(457)	(253)
Debt discount related to warrants	—	(24)
Total debt	29,653	26,619
Current portion of long-term debt	—	—
Long-term debt	$29,653	$26,619

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

During the six months ended June 30, 2025 and 2024, the Company experienced an increase of approximately $1.3 million and a decrease of approximately $0.3 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

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

The fair value of these instruments as of June 30, 2025 and December 31, 2024 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2025
Cash equivalents:
U.S. Treasury money market funds	$16,877	$—	$—	$16,877
Short-term investments:
U.S. government securities	129,007	—	—	129,007

As of December 31, 2024
Cash equivalents:
U.S. Treasury money market funds	$13,802	$—	$—	$13,802
Short-term investments:
U.S. government securities	181,199	—	—	181,199

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the six months ended June 30, 2025 and 2024.

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

During the six months ended June 30, 2025 and 2024, respectively, the Company did not sell any shares of common stock under the ATM Agreement.

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	June 30, 2025	December 31, 2024
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
Pre-funded PIPE Warrants	5,780,537	5,780,537
2021 Pre-funded Warrants	32,175,172	32,175,172
2023 Pre-funded Warrants	5,666,667	5,666,667
Stock options outstanding	13,189,871	13,554,621
Issued and nonvested RSUs	4,043,000	4,677,500
Total shares reserved	60,933,040	61,932,290

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of June 30, 2025:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	43,622,376	$0.001
	43,700,169

Accumulated Other Comprehensive Loss Information

The components of accumulated other comprehensive loss as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(461)	$190	$(271)
Change	$(523)	$44	$(479)
Balance, December 31, 2024	$(984)	$234	$(750)
Change	$774	$(240)	$534
Balance, June 30, 2025	$(210)	$(6)	$(216)

9. Commitments and Contingencies

Manufacturing and Other Commitments and Contingencies

The Company has entered into a number of contracts for the manufacture of its product candidate, MOLBREEVI. Some of these, as enumerated below entail various royalties and manufacturing and development payments.

FujiFilm Diosynth (“Fuji”)

In February 2024, the Company entered into a master services agreement with Fuji to provide development and manufacturing services related to the active pharmaceutical ingredient (“API”) for the Company’s MOLBREEVI product candidate in accordance with the terms of separate scope of work agreements and to perform a manufacturing campaign for process performance qualification of the API of MOLBREEVI. The total estimated accumulated fees the Company will have paid this manufacturer for services under that master services agreement and related work orders and subsequent change orders is 32.1 million. Amounts payable for future services are subject to various cancellation fees ranging from ten percent (10%) to one hundred percent (100%) of the cost of the respective activity based upon the timing of the commencement date and status of the activity.

GEMABIOTECH SAU (“GEMA”)

Under a manufacture and supply agreement, as amended, with GEMA related to the API for MOLBREEVI, the Company must make certain payments to GEMA upon achievement of the milestones outlined in the table set forth below.

Additionally, upon first receipt of marketing approval by the Company from a regulatory authority in a country for a product containing the API supplied by GEMA for therapeutic use in humans and ending the earlier of (i) ten (10) years thereafter or (ii) the date a biosimilar of such product is first sold in such country, the Company shall pay GEMA a royalty equal to low-single digits of the net sales in that country.

Additionally, the Company is subject to a purchase requirement under which for ten years following the date of receipt of approval by a regulatory authority of the first regulatory filing for the marketing and sale of the first product containing the API supplied by GEMA in any country, the Company will purchase from GEMA the API required to produce a percentage of such product it sells each year (the “Purchase Requirement”); provided, however, that the Purchase Requirement will no longer apply if (i) the price charged by GEMA exceeds a certain price charged by an alternative supplier, (ii) there is a shortage of supply, or (iii) GEMA at any time fails to materially fulfill a purchase order of the Company.

PARI Pharma GmbH (“PARI”)

The Company is also subject to certain contingent milestone payments, disclosed in the table set forth below, payable to PARI, the manufacturer of the proprietary nebulizer used to administer MOLBREEVI. In addition to these milestones, the Company will owe PARI a royalty of three-and one-half percent (3.5%) based on net sales.

Milestone Payments

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

June 30, 2025
GEMA:
Achievement of certain milestones related to validation of API supplied by GEMA and regulatory approval of MOLBREEVI drug substance produced at GEMA	$230
PARI:
Achievement of various development activities and regulatory approval of proprietary nebulizer utilized to administer MOLBREEVI	586
Total manufacturing and other commitments and contingencies	$816

The milestone commitments disclosed in the table above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of June 30, 2025.

Contract Research

As part of its development of MOLBREEVI for the treatment of autoimmune PAP, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA in January 2021, a work order was executed with Parexel, under which they provide services related to the IMPALA-2 trial. From inception of the original work order and subsequent change orders through trial close-out activities, the Company will have paid Parexel service fees, pass-through expenses, and investigator fees estimated to be approximately $49.3 million over the course of the IMPALA-2 clinical trial.

In the second quarter of 2024, the Company initiated an open-label, multicenter clinical trial of MOLBREEVI in pediatric subjects with autoimmune PAP ("IMPACT") under a separate work order with Parexel. Pursuant to the IMPACT trial, Parexel has the opportunity to earn up to approximately $5.6 million in various milestone payments primarily dependent upon patient enrollment, site management, project oversight and the compliance with defined study protocols.

Risk Management

The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to certain risks associated with operating the Company’s business to an acceptable level.

10. Stock-Based Compensation

Equity Incentive Plans

The Company’s 2024 Omnibus Incentive Plan (the “2024 Plan”) was adopted by the Company’s board of directors in March 2024, was approved by the Company’s stockholders on June 6, 2024, and became effective on June 7, 2024. The 2024 Plan was intended to replace the Company’s Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”), and upon the effectiveness of the 2024 Plan, no further grants may be made under the 2015 Plan. All outstanding awards under the 2015 Plan will continue in accordance with the 2015 Plan and any award agreement executed in connection with such outstanding awards. The 2024 Plan provides for the grant of stock options (both incentive stock options and non-statutory stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, shares, and other stock-based awards. Stock-based awards are subject to terms and conditions established by the board of directors or the compensation committee of the board of directors. As of June 30, 2025, the number of shares of common stock available for grant under the 2024 Plan was 8,029,152 shares.

The Company’s 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) was adopted by the Company’s board of directors in May 2021 and subsequently amended to increase the shares available for grant. The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of June 30, 2025, the number of shares of common stock available for grant under the Inducement Plan was 1,066,100 shares.

The Savara Inc. Stock Option Plan (the “2008 Plan”) was adopted in 2008, and the Company no longer issues awards under the 2008 Plan. As of June 30, 2025, the Company had options outstanding to purchase 139,332 shares of common stock under the 2008 Plan. The outstanding awards granted under the 2008 Plan are fully vested and generally have a maximum contractual term of ten years.

Stock-Based Awards Activity

The following table provides a summary of stock-based awards activity for the six months ended June 30, 2025:

Stock Options:

Outstanding at December 31, 2024	13,554,621
Granted	289,500
Exercised	(144,500)
Expired/cancelled/forfeited	(509,750)
Outstanding at June 30, 2025	13,189,871

The total compensation cost related to non-vested stock options not yet recognized as of June 30, 2025, was $15.4 million, which will be recognized over a weighted-average period of approximately 3.1 years.

RSUs:

Outstanding at December 31, 2024	4,677,500
Granted	265,500
Vested	(380,000)
Forfeited	(520,000)
Outstanding at June 30, 2025	4,043,000

The total compensation cost related to unvested RSUs not yet recognized as of June 30, 2025, was $7.1 million, which will be recognized over a weighted-average period of approximately 1.2 years.

Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	$385	$600	$1,291	$1,903
General and administrative	2,284	1,596	4,350	2,550
Total stock-based compensation	$2,669	$2,196	$5,641	$4,453

11. Segment Reporting

We follow the accounting guidance of ASC Topic 280, Segment Reporting, which establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision-makers in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews consolidated results including operating expenses and operating losses at a consolidated level only. The Company and its CODM do not distinguish between potential markets for the purpose of making decisions about resource allocation and performance assessment of its sole pre-revenue development program, MOLBREEVI, for the treatment of autoimmune PAP. Therefore, the Company has only one operating segment and one reportable segment, specialty pharmaceuticals within the respiratory system. The Company's only significant long-lived asset, IPR&D, is located in Denmark, and the Company currently does not generate any revenues and its operating expenses and losses are viewed on a consolidated basis by the CODM. Therefore, no geographical segments are presented. In addition to the significant expense categories included on the Company's consolidated statements of operations, refer below for disaggregated amounts that comprise research and development expenses and the segment net loss (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development operating costs and expenses excluding non-cash stock-based compensation:
Primary program research and development expenses (a)	$16,708	$13,579	$31,447	$26,043
Payroll and benefits	3,210	2,946	6,098	5,603
Occupancy and other overhead and operating costs	448	492	1,074	875
Total other research and development expenses	3,658	3,438	7,172	6,478
Research and development operating costs and expenses excluding non-cash stock-based compensation:	20,366	17,017	38,619	32,521
General and administrative expense excluding non-cash stock-based compensation	8,371	3,944	15,551	8,626
Other segment income (expense), net (b)	1,664	1,282	2,870	1,442
Segment net loss	$(30,401)	$(22,243)	$(57,040)	$(42,589)

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Six months ended June 30,
	2025	2024
Awards under equity incentive plan	13,189,871	9,735,019
Non-vested restricted shares and restricted stock units	4,043,000	3,560,125
Warrants to purchase common stock(*)	77,793	77,793
Total	17,310,664	13,372,937

* Pre-funded warrants are excluded herein.

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(30,401)	$(22,243)	$(57,040)	$(42,589)
Net loss attributable to common stockholders	(30,401)	(22,243)	(57,040)	(42,589)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(30,401)	(22,243)	(57,040)	(42,589)
Weighted-average common shares outstanding, basic and diluted	216,431,348	182,584,078	216,289,923	182,567,091
Basic and diluted net loss per share	$(0.14)	$(0.12)	$(0.26)	$(0.23)

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

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our sole program, MOLBREEVI, an inhaled biologic, is a granulocyte-macrophage colony-stimulating factor ("GM-CSF") in development for autoimmune pulmonary alveolar proteinosis ("autoimmune PAP"). Savara previously announced positive top-line results from IMPALA-2, the Phase 3 clinical trial of MOLBREEVI in autoimmune PAP and the submission of the Biologics License Application ("BLA") to the FDA for MOLBREEVI in autoimmune PAP. In May 2025, Savara announced the Company had received a Refusal to File ("RTF") letter from the FDA. The RTF was not the result of safety concerns, and the FDA did not request or recommend additional efficacy studies. The Company plans to resubmit the BLA in December 2025 and request Priority Review. Savara, together with its wholly-owned subsidiaries, which include Aravas Inc. and Savara ApS, operate in one segment with its principal office in Langhorne, Pennsylvania, though a majority of our employees work remotely.

Since inception, we have devoted our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to June 30, 2025, we have raised net cash proceeds of approximately $597.9 million, primarily from underwritten offerings of our common stock, private placements of common stock, and debt financings.

We have never been profitable and have incurred operating losses every year since inception. Our net losses for the three months ended June 30, 2025 and 2024 were $30.4 million and $22.2 million, respectively, and our net losses for the six months ended June 30, 2025 and 2024 were $57.0 million and $42.6 million, respectively. The net loss for the year ended December 31, 2024 was $95.9 million. As of June 30, 2025, we had an accumulated deficit of approximately $546.3 million. Our operating losses primarily resulted from expenses attributed to our research and development programs and from general and administrative costs associated with our operations.

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

As of June 30, 2025, we had cash and cash equivalents of $17.4 million and short-term investments of $129.0 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Recent Events

Refusal To File Letter

On May 27, 2025, Savara received an RTF letter from the FDA for the BLA of MOLBREEVI as a therapy to treat patients with autoimmune PAP. Upon preliminary review, the FDA determined that the BLA submitted in March 2025 was not sufficiently complete to permit substantive review and requested additional data related to Chemistry, Manufacturing, and Controls. The RTF was not the result of safety concerns, and the FDA did not request or recommend additional efficacy studies.

The RTF does not impact previous designations granted by regulators for MOLBREEVI in autoimmune PAP. MOLBREEVI in autoimmune PAP has been granted Fast Track and Breakthrough Therapy Designations by the FDA, Orphan Drug Designation by the FDA and the European Medicines Agency (EMA), as well as Innovation Passport (IP) and Promising Innovative Medicine (PIM) designations by the UK’s Medicines and Healthcare Products Regulatory Agency (MHRA).

Resubmission of BLA

As a result of the RTF, Savara recently held a Type A meeting with the FDA. Following the meeting, the Company reached alignment with the Agency on information needed for resubmission the BLA with FujiFilm Diosynth as Savara’s drug substance manufacturer. Savara plans on resubmitting the BLA in December of 2025 and will request Priority Review.

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

Critical Accounting Policies and Estimates

There have not been any material changes during the six months ended June 30, 2025, to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2024, for further description of our critical accounting policies.

Results of Operations – Comparison of Three Months Ended June 30, 2025 and 2024

	For the Three Months Ended June 30,		Dollar
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$20,751	$17,617	$3,134
General and administrative	10,655	5,540	5,115
Depreciation and amortization	34	33	1
Total operating expenses	31,440	23,190	8,250
Loss from operations	(31,440)	(23,190)	(8,250)
Other income, net	1,039	947	92
Net loss	$(30,401)	$(22,243)	$(8,158)

Research and Development

Research and development expenses increased by $3.1 million, or 17.8%, to $20.8 million for the three months ended June 30, 2025 from $17.6 million for the three months ended June 30, 2024. This increase is primarily due to the performance of tasks related to our MOLBREEVI program, which includes approximately $3.3 million of costs related to our chemistry, manufacturing, and controls activities, primarily driven by initiatives to establish our additional drug substance manufacturer, $1.1 million of costs related to regulatory affairs and quality assurance, partially offset by $1.3 million of clinical costs.

General and Administrative

General and administrative expenses increased by $5.1 million, or 92.3%, to $10.7 million for the three months ended June 30, 2025 from $5.5 million for the three months ended June 30, 2024. The increase is primarily attributable to the strategic addition of personnel and related costs of $2.5 million, certain commercial activities of $1.5 million, and other departmental overhead of $1.1 million.

Other Income, Net

There was no significant changes in Other income, net for the three months ended June 30, 2025 and the three months ended June 30, 2024.

Results of Operations – Comparison of Six Months Ended June 30, 2025 and 2024

	Six months ended June 30,		Dollar
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$39,910	$34,424	$5,486
General and administrative	19,901	11,176	8,725
Depreciation and amortization	63	65	(2)
Total operating expenses	59,874	45,665	14,209
Loss from operations	(59,874)	(45,665)	(14,209)
Other income, net	2,834	3,076	(242)
Net loss	$(57,040)	$(42,589)	$(14,451)

Research and Development

Research and development expenses increased by $5.5 million, or 15.9%, to $39.9 million for the six months ended June 30, 2025 from $34.4 million for the six months ended June 30, 2024. This increase is primarily due to the performance of tasks related to our MOLBREEVI program, which includes approximately $3.8 million of costs related to our chemistry, manufacturing, and controls activities, primarily driven by initiatives to establish our additional drug substance manufacturer, $3.4 million of costs related to regulatory affairs and quality assurance, $0.1 million other departmental overhead, partially offset by $1.8 million of clinical costs.

General and Administrative

General and administrative expenses increased by $8.7 million, or 78.1%, to $19.9 million for the six months ended June 30, 2025 from $11.2 million for the six months ended June 30, 2024. The increase is primarily attributable to the strategic addition of personnel and related costs of $4.9 million, certain commercial activities of $2.3 million, and other departmental overhead of $1.5 million.

Other Income, Net

Other income, net decreased by $0.2 million to $2.8 million for the six months ended June 30, 2025 from $3.1 million for the six months ended June 30, 2024. The decrease is primarily related to a loss on extinguishment of debt partially offset by a gain on foreign currency translation rates.

Liquidity and Capital Resources

As of June 30, 2025, we had $17.4 million of cash and cash equivalents, $129.0 million in short-term investments, and an accumulated deficit of approximately $546.3 million. As discussed in Note 6. Debt Facility in the notes to the condensed consolidated financial statements included in this Quarterly Report, on March 26, 2025, we entered into the Hercules Loan Agreement which provides for a loan facility of up to $200 million. Proceeds from the initial $30 million tranche drawn under the Hercules Loan Agreement were used to repay all outstanding obligations under the SVB Loan, with a carrying value of $26.7 million, to pay certain expenses incurred in connection with the financing, and for general corporate purposes. Subject to satisfaction of certain conditions, including attainment of FDA approval of MOLBREEVI for the treatment of autoimmune PAP, we may draw future tranches under the Hercules Loan Agreement to fund our ongoing business operations including the development, regulatory approval, marketing and commercialization of MOLBREEVI.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(53,450)	$(43,139)
Cash provided by investing activities	53,656	40,331
Cash provided by financing activities	2,269	104
Effect of exchange rate changes on cash and cash equivalents	(167)	(17)
Net change in cash and cash equivalents	$2,308	$(2,721)

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2025 was $53.5 million, consisting of a net loss of $57.0 million and net $1.0 million in changes due to operating assets and liabilities. This was partially offset by approximately $4.5 million of net noncash charges (comprised of depreciation and amortization including right-of-use assets, amortization of debt issuance costs, loss on extinguishment of debt, accretion on discount to short-term investments, and stock-based compensation).

Cash flows from investing activities

Cash used in investing activities of $53.7 million for the six months ended June 30, 2025 was primarily associated with proceeds from maturities of short-term investments partially offset by purchases of short-term investments.

Cash flows from financing activities

Cash provided by financing activities of $2.3 million for the six months ended June 30, 2025 was primarily the result of net proceeds from the Hercules Loan Agreement partially offset by repayment of the SVB Loan.

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

As of June 30, 2025, we had cash, cash equivalents, and short-term investments of approximately $146.4 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 9. Commitments – Manufacturing and Other Commitments and Contingencies, in the notes to the condensed consolidated financial statements included in this Quarterly Report, we may need to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

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

Critical Accounting Policies and Estimates

Except as set forth in Note 2. Summary of Significant Accounting Policies – Recent Accounting Pronouncements of the condensed consolidated financial statements in this Quarterly Report, there have been no material changes in our critical accounting policies and use of estimates during the six months ended June 30, 2025 as compared to those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

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

Interest Rate Risk

We also have interest rate exposure related to our long-term debt. Refer to Note 6. Debt Facility of the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q for additional discussion. The Hercules Loan Agreement bears interest equal to the greater of (i) the prime rate reported in The Wall Street Journal, plus 1.45%, which was 8.95% on June 30, 2025. Changes in the prime rate would have impacted our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on June 30, 2025, were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

Foreign Currency Exchange Risk

We use the U.S. Dollar ("USD") as our functional and reporting currency, and therefore, are subject to the risk of fluctuations in foreign currency exchange rates. The financial statements of the Company’s wholly-owned subsidiaries are recorded in their functional currency and translated into USD. Our foreign currency exchange rate risk is primarily related to translation of our assets and liabilities from our foreign subsidiaries' functional currencies to USD. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated other comprehensive gain (loss) in the condensed consolidated balance sheet.

Additionally, we have vendors in Denmark, elsewhere in Europe, and the United Kingdom and pay those vendors in local currency, Danish Krone, British Pound Sterling or Euros, respectively. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Danish Krone. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States as well as the European Union and the United Kingdom. Our results of operations and cash flows may be adversely affected due to an expansion of non-U.S. dollar denominated contracts, growth of our international entities and operations and changes in foreign exchange rates or a weakening or strengthening of the USD against the Euro, British Pound Sterling and Danish Krone.

For six months ended June 30, 2025 and 2024, we recognized a gain on foreign currency transactions of $0.8 million and a loss on foreign currency transactions of $0.3 million, recorded as a component of other income (expense) in our condensed statements of operations. In general, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business on June 30, 2025 would not have a material impact on our on our results of operations or financial condition. We are currently not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Inflation Risk

Additionally, inflation generally affects us by increasing our cost of labor, supplies and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number		Description

3.1		Composite Amended and Restated Certificate of Incorporation, as amended, of the Registrant.
3.2		Amended and Restated Bylaws of Savara Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2023).
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Savara Inc.

Date: August 13, 2025	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ David Lowrance
David Lowrance
Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)