Form 10-Q
period 2025-09-30
Savara Inc
filed 2025-11-12
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2025, the registrant had 203,467,845 shares of common stock, $0.001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item I. Financial Information

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,277	$15,128
Short-term investments	108,109	181,199
Prepaid expenses and other current assets	3,812	5,808
Total current assets	128,198	202,135
Property and equipment, net	85	165
In-process R&D	11,651	10,337
Other non-current assets	990	242
Total assets	$140,924	$212,879
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,136	$4,545
Accrued expenses and other current liabilities	12,621	10,179
Total current liabilities	16,757	14,724
Long-term liabilities:
Long-term debt	29,781	26,619
Other long-term liabilities	—	87
Total liabilities	46,538	41,430
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized as of September 30, 2025 and December 31, 2024; 172,850,443 and 172,423,223 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	173	173
Additional paid-in capital	670,219	661,276
Accumulated other comprehensive loss	(155)	(750)
Accumulated deficit	(575,851)	(489,250)
Total stockholders' equity	94,386	171,449
Total liabilities and stockholders’ equity	$140,924	$212,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$20,592	$20,311	$60,502	$54,735
General and administrative	9,627	6,013	29,528	17,189
Depreciation and amortization	36	33	98	98
Total operating expenses	30,255	26,357	90,128	72,022
Loss from operations	(30,255)	(26,357)	(90,128)	(72,022)
Other income (expense)
Interest income	548	2,129	2,967	4,554
Foreign currency exchange gain (loss)	146	(20)	322	(166)
Tax credit income	—	—	784	797
Loss on extinguishment of debt	—	—	(546)	—
Total other income, net	694	2,109	3,527	5,185
Net loss	$(29,561)	$(24,248)	$(86,601)	$(66,837)
Net loss per share:
Basic and diluted	$(0.14)	$(0.11)	$(0.40)	$(0.35)
Weighted-average common shares outstanding:
Basic and diluted	216,462,161	211,847,651	216,347,963	192,398,514
Other comprehensive income (loss):
Gain (loss) on foreign currency translation	(62)	596	712	263
Unrealized gain (loss) on short-term investments	123	583	(117)	307
Total comprehensive loss	$(29,500)	$(23,069)	$(86,006)	$(66,267)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended September 30, 2025 and 2024

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2024	172,423,223	$173	$661,276	$(489,250)	$(750)	$171,449
Issuance of common stock upon exercise of stock options	100,250	—	165	—	—	165
Issuance of common stock for settlement of RSUs	255,000	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(75,083)	—	(215)	—	—	(215)
Stock-based compensation	—	—	2,972	—	—	2,972
Foreign exchange translation adjustment	—	—	—	—	272	272
Unrealized loss on short-term investments	—	—	—	—	(154)	(154)
Net loss	—	—	—	(26,639)	—	(26,639)
Balance on March 31, 2025	172,703,390	$173	$664,198	$(515,889)	$(632)	$147,850
Issuance of common stock upon exercise of stock options	44,250	—	65	—	—	65
Issuance of common stock for settlement of RSUs	125,000	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(35,718)	—	(115)	—	—	(115)
Stock-based compensation	—	—	2,669	—	—	2,669
Foreign exchange translation adjustment	—	—	—	—	502	502
Unrealized loss on short-term investments	—	—	—	—	(86)	(86)
Net loss	—	—	—	(30,401)	—	(30,401)
Balance on June 30, 2025	172,836,922	$173	$666,817	$(546,290)	$(216)	$120,484
Issuance of common stock for settlement of RSUs	20,000	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(6,479)	—	(23)	—	—	(23)
Stock-based compensation	—	—	3,425	—	—	3,425
Foreign exchange translation adjustment	—	—	—	—	(62)	(62)
Unrealized gain on short-term investments	—	—	—	—	123	123
Net loss	—	—	—	(29,561)	—	(29,561)
Balance on September 30, 2025	172,850,443	$173	$670,219	$(575,851)	$(155)	$94,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

Periods Ended September 30, 2025 and 2024

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

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(86,601)	$(66,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98	98
Reduction in the carrying value of right-of-use assets	118	107
Amortization of debt issuance costs	327	203
Loss on extinguishment of debt	546	—
Accretion on discount to short-term investments	(2,376)	(3,972)
Stock-based compensation	9,066	6,824
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,451	(3,357)
Non-current assets	(768)	(814)
Accounts payable and accrued expenses and other current liabilities	1,159	1,941
Net cash used in operating activities	(75,980)	(65,807)
Cash flows from investing activities:
Purchase of property and equipment	(20)	(34)
Purchase of available-for-sale securities, net	(77,656)	(172,852)
Maturity of available-for-sale securities	152,800	115,050
Net cash provided by (used in) investing activities	75,124	(57,836)
Cash flows from financing activities:
Repayment of long-term debt	(27,229)	—
Proceeds from long-term debt, net	29,598	—
Issuance of common stock in underwritten public offering, net of offering costs	—	93,799
Issuance of common stock upon at the market offerings, net	—	24,374
Proceeds from exercise of stock options	230	299
Reimbursement of commissions from the prior issuance of common stock upon at the market sales, net	—	46
Repurchase of shares for minimum tax withholdings	(353)	(98)
Net cash provided by financing activities	2,246	118,420
Effect of exchange rate changes on cash and cash equivalents	(241)	65
Increase (decrease) in cash and cash equivalents	1,149	(5,158)
Cash and cash equivalents beginning of period	15,128	26,585
Cash and cash equivalents end of period	$16,277	$21,427

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,544	$1,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. The Company’s sole program, molgramostim inhalation solution ("MOLBREEVI"), is an investigational inhaled biologic, specifically an inhaled granulocyte-macrophage colony-stimulating factor ("GM-CSF") in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“autoimmune PAP”). The Company and its wholly-owned domestic and foreign subsidiaries operate in one segment with its principal office in Langhorne, Pennsylvania, though a significant portion of employees work remotely.

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

Liquidity

As of September 30, 2025, the Company had an accumulated deficit of approximately $575.9 million, cash and cash equivalents of $16.3 million and short-term investments of $108.1 million. The Company used cash in operating activities of approximately $76.0 million during the nine months ended September 30, 2025. On October 31, 2025 the Company completed a public offering of its common stock and certain pre-funded warrants which resulted in net proceeds to the Company of approximately $140.0 million, after deducting final underwriting discounts, commissions, and other estimated offering expenses and including the underwriter's option to purchase additional shares of our common stock at the public offering price. The Company's cash and cash equivalents and short-term investments are sufficient to fund the Company’s operations for at least the next twelve months subsequent to the issuance date of these condensed consolidated financial statements. The Company is currently focused on the development of MOLBREEVI for the treatment of autoimmune PAP and believes such activities will result in the continued incurrence of significant research and development, regulatory and other expenses related to this program. If the Company’s product candidate does not gain regulatory approval or, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents on hand, short-term investments, and through a combination of equity offerings, debt financings, government or other third-party funding, and other collaborations and strategic alliances with partner companies. The Company cannot be sure that additional financings will be available when needed or that, if available, financings will be obtained on terms favorable to the Company or its stockholders. If such additional financings are not available timely and at adequate levels, the Company will need to reevaluate its long-term operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The guidance in ASU 2023-09 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for all annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 will be effective for the Company beginning with its 2025 annual financial statements. The Company is in the process of evaluating the impact that the adoption of this ASU may have on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The guidance in ASU 2024-03 is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the impact that the adoption of this ASU may have on its condensed consolidated financial statements and related disclosures.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid contracted research and development costs	$2,012	$4,179
R&D tax credit receivable	866	768
Prepaid insurance	168	131
VAT receivable	234	275
Deposits and other	532	455
Total prepaid expenses and other current assets	$3,812	$5,808

Prepaid Contracted Research and Development Costs

As of September 30, 2025, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for MOLBREEVI for the treatment of autoimmune PAP. This includes prepaid amounts paid under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of September 30, 2025. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2024, the Company generated a Danish tax credit of $0.9 million, which is included in Prepaid expenses and other current assets and is expected to be received in the fourth quarter of 2025. During the nine months ended September 30, 2025, the Company generated a Danish tax credit of $0.9 million, which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2026.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	September 30, 2025	December 31, 2024
Accrued contracted research and development costs	$7,452	$3,912
Accrued compensation	3,915	$5,017
Accrued general and administrative costs	1,205	1,134
Lease liability	49	116
Total accrued expenses and other current liabilities	$12,621	$10,179

Accrued Contracted Research and Development Costs

As of September 30, 2025, Accrued contracted research and development costs are primarily comprised of costs associated with MOLBREEVI for the treatment of autoimmune PAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

Accrued Compensation

As of September 30, 2025, Accrued compensation includes amounts to be paid to employees for salary, bonuses, vacation and non-equity performance-based compensation. At the end of any period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$107,992	$117	$—	$108,109
Total short-term investments	$107,992	$117	$—	$108,109

As of December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$180,961	$255	$(17)	$181,199
Total short-term investments	$180,961	$255	$(17)	$181,199

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

There were no significant realized gains or losses related to investments for the nine months ended September 30, 2025 and 2024.

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

As of September 30, 2025, approximately $0.5 million of fees consisting of legal, commitment and facility charges, paid to the Lenders were capitalized and will be amortized over the term of the Hercules Loan Agreement.

The Company has identified certain embedded features within the Hercules Loan Agreement. The Company assessed these features and determined the one feature related to Default Penalty interest due upon an event of default is required to be bifurcated from the debt and accounted for separately at fair value. As of September 30, 2025, the Default Penalty does not have a discernable fair value and no amounts are recorded.

The Company accounted for the repayment of the SVB Loan as an extinguishment in accordance with the guidance in ASC 470-50 and recognized a loss associated with the extinguishment of approximately $0.5 million in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,	September 30, 2025
2025	$—
2026	—
2027	—
2028	11,297
2029	14,747
2030	6,041
Total future minimum payments	32,085
Unamortized end of term charge	(1,871)
Debt fees	(433)
Debt discount related to warrants	—
Total debt	29,781
Current portion of long-term debt	—
Long-term debt	$29,781

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

During the nine months ended September 30, 2025 and 2024, the Company experienced an increase of approximately $1.3 million and an increase of approximately $0.2 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

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

The fair value of these instruments as of September 30, 2025 and December 31, 2024 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2025
Cash equivalents:
U.S. Treasury money market funds	$15,580	$—	$—	$15,580
Short-term investments:
U.S. government securities	108,109	—	—	108,109

As of December 31, 2024
Cash equivalents:
U.S. Treasury money market funds	$13,802	$—	$—	$13,802
Short-term investments:
U.S. government securities	181,199	—	—	181,199

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the nine months ended September 30, 2025 and 2024.

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

During the nine months ended September 30, 2024, the Company sold 6,038,650 shares of the Company’s common stock to a single institutional investor pursuant to the Sales Agreement resulting in net proceeds of $24.4 million. The Company did not sell any shares of common stock under the Sales Agreement during the nine months ended September 30, 2025.

July 2024 Underwritten Offering of Common Stock

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

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	September 30, 2025	December 31, 2024
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
Pre-funded PIPE Warrants	5,780,537	5,780,537
2021 Pre-funded Warrants	32,175,172	32,175,172
2023 Pre-funded Warrants	5,666,667	5,666,667
Stock options outstanding	13,209,871	13,554,621
Issued and nonvested RSUs	4,093,000	4,677,500
Total shares reserved	61,003,040	61,932,290

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of September 30, 2025:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	43,622,376	$0.001
	43,700,169

Accumulated Other Comprehensive Loss Information

The components of accumulated other comprehensive loss as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(461)	$190	$(271)
Change	$(523)	$44	$(479)
Balance, December 31, 2024	$(984)	$234	$(750)
Change	$712	$(117)	$595
Balance, September 30, 2025	$(272)	$117	$(155)

9. Commitments and Contingencies

Manufacturing and Other Commitments and Contingencies

The Company has entered into a number of contracts for the manufacture of its product candidate, MOLBREEVI. Some of these, as enumerated below entail various royalties and manufacturing and development payments.

FujiFilm Diosynth (“Fuji”)

In February 2024, the Company entered into a master services agreement with Fuji to provide development and manufacturing services related to the active pharmaceutical ingredient (“API”) for the Company’s MOLBREEVI product candidate in accordance with the terms of separate scope of work agreements and to perform a manufacturing campaign for process performance qualification of the API of MOLBREEVI. The total estimated accumulated fees the Company will have paid this manufacturer for services under that master services agreement and related work orders and subsequent change orders is $31.6 million. Amounts payable for future services are subject to various cancellation fees ranging from ten percent (10%) to one hundred percent (100%) of the cost of the respective activity based upon the timing of the commencement date and status of the activity.

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

Milestone Payments

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

September 30, 2025
GEMA:
Achievement of certain milestones related to validation of API supplied by GEMA and regulatory approval of MOLBREEVI drug substance produced at GEMA	$230
PARI:
Achievement of various development activities and regulatory approval of proprietary nebulizer utilized to administer MOLBREEVI	587
Total manufacturing and other commitments and contingencies	$817

The milestone commitments disclosed in the table above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of September 30, 2025.

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

Litigation

On September 8, 2025, a stockholder filed putative securities class action claims against the Company and certain of our executive officers in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of classes of the Company’s investors who purchased or otherwise acquired the Company’s common stock and securities between March 7, 2024 and May 23, 2025. The complaint alleges violations of various sections of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company regarding its regulatory and BLA filings for MOLBREEVI as a therapy to treat patients with autoimmune PAP. The actions seek unspecified damages, costs and expenses, including attorneys’ fees.

The Company intends to vigorously defend against such allegations. Given the nature of the cases, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the cases or estimate the range of potential loss, if any.

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe it is party to any other claim or litigation the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

10. Stock-Based Compensation

Equity Incentive Plans

The Company’s 2024 Omnibus Incentive Plan (the “2024 Plan”) was adopted by the Company’s board of directors in March 2024, was approved by the Company’s stockholders on June 6, 2024, and became effective on June 7, 2024. The 2024 Plan was intended to replace the Company’s Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”), and upon the effectiveness of the 2024 Plan, no further grants may be made under the 2015 Plan. All outstanding awards under the 2015 Plan will continue in accordance with the 2015 Plan and any award agreement executed in connection with such outstanding awards. The 2024 Plan provides for the grant of stock options (both incentive stock options and non-statutory stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, shares, and other stock-based awards. Stock-based awards are subject to terms and conditions established by the board of directors or the compensation committee of the board of directors. As of September 30, 2025, the number of shares of common stock available for grant under the 2024 Plan was 7,979,152 shares.

The Company’s 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) was adopted by the Company’s board of directors in May 2021 and subsequently amended to increase the shares available for grant. The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of September 30, 2025, the number of shares of common stock available for grant under the Inducement Plan was 1,032,579 shares.

The Savara Inc. Stock Option Plan (the “2008 Plan”) was adopted in 2008, and the Company no longer issues awards under the 2008 Plan. As of September 30, 2025, the Company had options outstanding to purchase 139,332 shares of common stock under the 2008 Plan. The outstanding awards granted under the 2008 Plan are fully vested and generally have a maximum contractual term of ten years.

Stock-Based Awards Activity

The following table provides a summary of stock-based awards activity for the nine months ended September 30, 2025:

Stock Options:

Outstanding at December 31, 2024	13,554,621
Granted	309,500
Exercised	(144,500)
Expired/cancelled/forfeited	(509,750)
Outstanding at September 30, 2025	13,209,871

The total compensation cost related to non-vested stock options not yet recognized as of September 30, 2025, was $14.1 million, which will be recognized over a weighted-average period of approximately 2.9 years.

RSUs:

Outstanding at December 31, 2024	4,677,500
Granted	335,500
Vested	(400,000)
Forfeited	(520,000)
Outstanding at September 30, 2025	4,093,000

The total compensation cost related to unvested RSUs not yet recognized as of September 30, 2025, was $5.3 million, which will be recognized over a weighted-average period of approximately 1.0 years.

Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$1,107	$1,076	$2,398	$2,980
General and administrative	2,318	1,295	6,668	3,844
Total stock-based compensation	$3,425	$2,371	$9,066	$6,824

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

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development operating costs expenses excluding non-cash stock-based compensation:
Primary program research and development expenses (a)	$15,414	$15,726	$46,862	$41,769
Payroll and benefits	3,514	2,890	9,611	8,493
Occupancy and other overhead and operating costs	557	619	1,631	1,493
Total other research and development expenses	4,071	3,509	11,242	9,986
Research and development operating expenses excluding non-cash stock-based compensation:	19,485	19,235	58,104	51,755
General and administrative expense excluding non-cash stock-based compensation	7,309	4,718	22,860	13,345
Other segment income (expense), net (b)	2,767	295	5,637	1,737
Segment net loss	$(29,561)	$(24,248)	$(86,601)	$(66,837)

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
b)
Other segment income (expense), net includes interest income, interest expense, foreign currency exchange gain or loss, depreciation and amortization, non-cash stock-based compensation, loss on extinguishment of debt (for the nine months ended September 30, 2025) and tax credit income.

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Nine months ended September 30,
	2025	2024
Awards under equity incentive plan	13,209,871	9,478,496
Non-vested restricted shares and restricted stock units	4,093,000	3,753,562
Warrants to purchase common stock(*)	77,793	77,793
Total	17,380,664	13,309,851

* Pre-funded warrants are excluded herein.

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(29,561)	$(24,248)	$(86,601)	$(66,837)
Net loss attributable to common stockholders	(29,561)	(24,248)	(86,601)	(66,837)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(29,561)	(24,248)	(86,601)	(66,837)
Weighted-average common shares outstanding, basic and diluted	216,462,161	211,847,651	216,347,963	192,398,514
Basic and diluted net loss per share	$(0.14)	$(0.11)	$(0.40)	$(0.35)

13. Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and determined there were no events, other than as described below, that required disclosure or recognition in these condensed consolidated financial statements.

October 2025 Underwritten Public Offering of Common Stock

On October 31, 2025, the Company sold pursuant to an underwritten public offering (i) an aggregate of 28,452,381 shares of the Company’s common stock for $4.20 per share, including 4,642,857 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares, and (ii) pre-funded warrants to purchase an aggregate of 7,142,857 shares of common stock at an exercise price of $0.001 per share (the “2025 Pre-Funded Warrants”) for $4.199 per pre-funded warrant (collectively, the “October 2025 Offering”). The October 2025 Offering was offered by the Company pursuant to the 2024 Registration Statement, and a prospectus supplement filed with the SEC on October 30, 2025.

The October 2025 Offering resulted in net proceeds to the Company of approximately $140.0 million, after deducting final underwriting discounts, commissions, and other estimated offering expenses. The Company intends to use the net proceeds for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for MOLBREEVI, investing in our commercialization infrastructure and supply, commercial launch preparation activities in the United States and European Union and general and administrative expenses.

Royalty Purchase and Sale Agreement

On October 29, 2025, we announced our entry into a purchase and sale agreement (the “Purchase Agreement”) with funds managed by RTW Investments, LP (the “Purchaser”). Under the terms of the Purchase Agreement, the Purchaser has agreed to pay us $75.0 million (the “Purchase Price”) upon approval of MOLBREEVI by the FDA on or before March 31, 2027 and subject to satisfaction of other customary closing conditions, in exchange for a true sale of assigned interests, including the right to receive royalty payments equal to a percentage of Net Sales (as defined in the Purchase Agreement) of MOLBREEVI in the U.S. The royalty rate is tiered, with the payments ranging from 7.0% to 1.0% of Net Sales in each calendar year, with the 7.0% tier increasing to 9.5% for a calendar year if the prior year’s Net Sales do not achieve a specified level. The royalty payments commence in the first calendar quarter in which there is a commercial sale of MOLBREEVI in the United States and end upon the receipt by the Purchaser of $187.5 million (the “Maximum Payment”). The Purchase Agreement includes a buy-back option that may allow us to pay a specified amount up to the Maximum Payment to terminate the Purchase Agreement and all obligations in the event of certain changes of control within two years of receipt of the Purchase Price. Unless otherwise agreed with the Purchaser, we are required to use a portion of the Purchase Price to repay all outstanding indebtedness. The Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness (which restrictions are eliminated after the achievement by the Company of a specified amount of Net Sales), and other provisions customary for transactions of this nature, in each case subject to certain exceptions set forth in the Purchase Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions, and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following: the ability to project future cash utilization and reserves needed for contingent future liabilities and business operations, the risks associated with the process of conducting clinical trials and developing, obtaining regulatory approval for and commercializing drug candidates that are safe and effective for use as human therapeutics, the timing and ability to raise additional capital as needed to fund continued operations, natural disasters, pandemics, geopolitical events (including the war between Russia and Ukraine and the war in the Middle East), the Company’s ability to maintain compliance with its covenants under its long-term debt instruments and those risks and uncertainties discussed in the section entitled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission ("SEC") on March 27, 2025, all of which are difficult to predict.

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

Since inception, we have devoted our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to September 30, 2025, we have raised net cash proceeds of approximately $597.9 million, primarily from underwritten offerings of our common stock, private placements of common stock, and debt financings.

We have never been profitable and have incurred operating losses every year since inception. Our net losses for the three months ended September 30, 2025 and 2024 were $29.6 million and $24.2 million, respectively, and our net losses for the nine months ended September 30, 2025 and 2024 were $86.6 million and $66.8 million, respectively. The net loss for the year ended December 31, 2024 was $95.9 million. As of September 30, 2025, we had an accumulated deficit of approximately $575.9 million. Our operating losses primarily resulted from expenses attributed to our research and development programs and from general and administrative costs associated with our operations.

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

As of September 30, 2025, we had cash and cash equivalents of $16.3 million and short-term investments of $108.1 million. Additionally, on October 31, 2025 the Company completed a public offering of its common stock and certain pre-funded warrants which resulted in net proceeds to the Company of approximately $140.0 million, after deducting final underwriting discounts, commissions, and other estimated offering expenses and including the underwriter's option to purchase additional shares of our common stock at the public offering price. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Recent Events

October 2025 Underwritten Public Offering of Common Stock

On October 31, 2025, the Company sold pursuant to an underwritten public offering (i) an aggregate of 28,452,381 shares of the Company’s common stock for $4.20 per share, including 4,642,857 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares, and (ii) pre-funded warrants to purchase an aggregate of 7,142,857 shares of common stock at an exercise price of $0.001 per share (the “2025 Pre-Funded Warrants”) for $4.199 per pre-funded warrant (collectively, the “October 2025 Offering”). The October 2025 Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-279274), which was previously filed with the Securities Exchange Commission on May 9, 2024 and declared effective on May 21, 2024, and a prospectus supplement filed with the SEC on October 30, 2025.

The October 2025 Offering resulted in net proceeds to the Company of approximately $140.0 million, after deducting final underwriting discounts, commissions, and other estimated offering expenses. The Company intends to use the net proceeds for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for MOLBREEVI, investing in our commercialization infrastructure and supply, commercial launch preparation activities in the United States and European Union and general and administrative expenses.

Royalty Purchase and Sale Agreement

On October 29, 2025, we announced our entry into a purchase and sale agreement (the “Purchase Agreement”) with funds managed by RTW Investments, LP (the “Purchaser”). Under the terms of the Purchase Agreement, the Purchaser has agreed to pay us $75.0 million (the “Purchase Price”) upon approval of MOLBREEVI by the FDA on or before March 31, 2027 and subject to satisfaction of other customary closing conditions, in exchange for a true sale of assigned interests, including the right to receive royalty payments equal to a percentage of Net Sales (as defined in the Purchase Agreement) of MOLBREEVI in the U.S. The royalty rate is tiered, with the payments ranging from 7.0% to 1.0% of Net Sales in each calendar year, with the 7.0% tier increasing to 9.5% for a calendar year if the prior year’s Net Sales do not achieve a specified level. The royalty payments commence in the first calendar quarter in which there is a commercial sale of MOLBREEVI in the United States and end upon the receipt by the Purchaser of $187.5 million (the “Maximum Payment”). The Purchase Agreement includes a buy-back option that may allow us to pay a specified amount up to the Maximum Payment to terminate the Purchase Agreement and all obligations in the event of certain changes of control within two years of receipt of the Purchase Price. Unless otherwise agreed with the Purchaser, we are required to use a portion of the Purchase Price to repay all outstanding indebtedness. The Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness (which restrictions are eliminated after the achievement by the Company of a specified amount of Net Sales), and other provisions customary for transactions of this nature, in each case subject to certain exceptions set forth in the Purchase Agreement.

Government Shutdown

Effective October 1, 2025, the U.S. federal government shutdown due to the inability of the U.S. Congress to appropriate new funding for its 2026 budget, significantly impacting the FDA. While the FDA continues certain critical functions funded by user fees and public health exemptions, many non-essential activities have ceased or are experiencing delays. During this shutdown, the FDA is not accepting new drug applications, abbreviated new drug applications for generics, or BLA's. The review of pending drug applications that were submitted with user fees paid prior to the shutdown is expected to continue to the extent such proceeds are sufficient for the FDA to perform its regulatory operations; however, we cannot assure investors that the shutdown, if not lifted in the near term, will not impact the timing for acceptance or review of our BLA following our submission.

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
•
contract manufacturing expenses, primarily for the production of clinical supplies; and
•
internal costs that are associated with activities performed by our research and development organization, consisting primarily of:
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

Critical Accounting Policies and Estimates

There have not been any material changes during the nine months ended September 30, 2025, to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2024, for further description of our critical accounting policies.

Results of Operations – Comparison of Three Months Ended September 30, 2025 and 2024

	For the Three Months Ended September 30,		Dollar
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$20,592	$20,311	$281
General and administrative	9,627	6,013	3,614
Depreciation and amortization	36	33	3
Total operating expenses	30,255	26,357	3,898
Loss from operations	(30,255)	(26,357)	(3,898)
Other income, net	694	2,109	(1,415)
Net loss	$(29,561)	$(24,248)	$(5,313)

Research and Development

Research and development expenses increased by $0.3 million, or 1.4%, to $20.6 million for the three months ended September 30, 2025 from $20.3 million for the three months ended September 30, 2024. This increase is primarily due to the performance of tasks related to our MOLBREEVI program, which includes approximately $0.3 million of costs related to our chemistry, manufacturing, and controls activities, primarily driven by initiatives to establish our additional drug substance manufacturer, $0.9 million of costs related to regulatory affairs and quality assurance and $0.6 million other departmental overhead, partially offset by a decrease of $1.5 million of clinical costs.

General and Administrative

General and administrative expenses increased by $3.6 million, or 60.1%, to $9.6 million for the three months ended September 30, 2025 from $6.0 million for the three months ended September 30, 2024. The increase is primarily attributable to the strategic addition of personnel and related costs of $2.9 million, certain commercial activities of $0.2 million, and other departmental overhead of $0.5 million.

Other Income, Net

Other income, net decreased by $1.4 million to $0.7 million for the three months ended September 30, 2025 from $2.1 million for three months ended September 30, 2024. The decrease is primarily due to lower interest rates and lower investment balances.

Results of Operations – Comparison of Nine Months Ended September 30, 2025 and 2024

	Nine months ended September 30,		Dollar
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$60,502	$54,735	$5,767
General and administrative	29,528	17,189	12,339
Depreciation and amortization	98	98	—
Total operating expenses	90,128	72,022	18,106
Loss from operations	(90,128)	(72,022)	(18,106)
Other income, net	3,527	5,185	(1,658)
Net loss	$(86,601)	$(66,837)	$(19,764)

Research and Development

Research and development expenses increased by $5.8 million, or 10.5%, to $60.5 million for the nine months ended September 30, 2025 from $54.7 million for the nine months ended September 30, 2024. This increase is primarily due to the performance of tasks related to our MOLBREEVI program, which includes approximately $4.1 million of costs related to our chemistry, manufacturing, and controls activities, primarily driven by initiatives to establish our additional drug substance manufacturer, $4.3 million of costs related to regulatory affairs and quality assurance and $0.7 million other departmental overhead, partially offset by a decrease of $3.3 million of clinical costs.

General and Administrative

General and administrative expenses increased by $12.3 million, or 71.8%, to $29.5 million for the nine months ended September 30, 2025 from $17.2 million for the nine months ended September 30, 2024. The increase is primarily attributable to the strategic addition of personnel and related costs of $7.8 million, certain commercial activities of $2.5 million, and other departmental overhead of $2.0 million.

Other Income, Net

Other income, net decreased by $1.7 million to $3.5 million for the nine months ended September 30, 2025 from $5.2 million for the nine months ended September 30, 2024. The decrease is primarily related to lower interest rates and loss on extinguishment of debt, partially offset by a gain on foreign currency translation rates.

Liquidity and Capital Resources

As of September 30, 2025, we had $16.3 million of cash and cash equivalents, $108.1 million in short-term investments, and an accumulated deficit of approximately $575.9 million. As discussed in Note 6. Debt Facility in the notes to the condensed consolidated financial statements included in this Quarterly Report, on March 26, 2025, we entered into the Hercules Loan Agreement which provides for a loan facility of up to $200 million. Proceeds from the initial $30 million tranche drawn under the Hercules Loan Agreement, with a carrying value of $29.8 million, were used to repay all outstanding obligations under the SVB Loan, pay certain expenses incurred in connection with the financing, and for general corporate purposes. Subject to satisfaction of certain conditions, including attainment of FDA approval of MOLBREEVI for the treatment of autoimmune PAP, we may draw future tranches under the Hercules Loan Agreement to fund our ongoing business operations including the development, regulatory approval, marketing and commercialization of MOLBREEVI. Refer to Note 6. Debt Facility of the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q for additional discussion.

On March 31, 2025, pursuant to Section 12(b) of the ATM Agreement, the Company delivered written notice to Evercore that it was terminating the ATM Agreement, effective April 2, 2025.

In addition, we completed the October 2025 Offering resulted in net proceeds to the Company of approximately $140.0 million, after deducting final underwriting discounts, commissions, and other estimated offering expenses and including the underwriter's option to purchase additional shares of our common stock at the public offering price.

We have used and intend to use our liquidity and capital for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for MOLBREEVI, investing in our commercialization infrastructure and supply, commercial launch preparation activities in the United States and European Union and general and administrative expenses.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(75,980)	$(65,807)
Cash provided by (used in) investing activities	75,124	(57,836)
Cash provided by financing activities	2,246	118,420
Effect of exchange rate changes on cash and cash equivalents	(241)	65
Net change in cash and cash equivalents	$1,149	$(5,158)

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2025 was $76.0 million, consisting of a net loss of $86.6 million offset by $2.8 million in changes to operating assets and liabilities and $7.8 million of net noncash charges. Net noncash charges are comprised of depreciation and amortization including right-of-use assets, amortization of debt issuance costs, loss on extinguishment of debt, accretion on discount to short-term investments, and stock-based compensation.

Cash flows from investing activities

Cash used in investing activities of $75.1 million for the nine months ended September 30, 2025 was primarily associated with proceeds from maturities of short-term investments partially offset by purchases of short-term investments.

Cash flows from financing activities

Cash provided by financing activities of $2.2 million for the nine months ended September 30, 2025 was primarily the result of net proceeds from the Hercules Loan Agreement partially offset by repayment of the SVB Loan.

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

As of September 30, 2025, we had cash, cash equivalents, and short-term investments of approximately $124.4 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 9. Commitments – Manufacturing and Other Commitments and Contingencies, in the notes to the condensed consolidated financial statements included in this Quarterly Report, we may need to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product. For instance, we completed the October 2025 Offering which resulted in net proceeds to the Company of approximately $140.0 million, after deducting final underwriting discounts, commissions, and other estimated offering expenses and including the underwriter's option to purchase additional shares of our common stock at the public offering price.

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

Critical Accounting Policies and Estimates

Except as set forth in Note 2. Summary of Significant Accounting Policies – Recent Accounting Pronouncements of the condensed consolidated financial statements in this Quarterly Report, there have been no material changes in our critical accounting policies and use of estimates during the nine months ended September 30, 2025 as compared to those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Interest Rate Risk

We also have interest rate exposure related to our long-term debt. Refer to Note 6. Debt Facility of the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q for additional discussion. The Hercules Loan Agreement bears interest equal to the greater of (i) the prime rate reported in The Wall Street Journal, plus 1.45%, which was 8.7% on September 30, 2025. Changes in the prime rate would have impacted our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on September 30, 2025, were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

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

For nine months ended September 30, 2025 and 2024, we recognized a gain on foreign currency transactions of $0.7 million and $0.3 million, respectively, recorded as a component of other comprehensive income (loss) in our condensed statements of operations. In general, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business on September 30, 2025 would not have a material impact on our on our results of operations or financial condition. We are currently not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Inflation Risk

Additionally, inflation generally affects us by increasing our cost of labor, supplies and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On September 8, 2025, a stockholder filed putative securities class action claims against the Company and certain of our executive officers in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of classes of the Company’s investors who purchased or otherwise acquired the Company’s common stock and securities between March 7, 2024 and May 23, 2025. The complaint alleges violations of various sections of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company regarding its regulatory and BLA filings for MOLBREEVI as a therapy to treat patients with autoimmune PAP. The actions seek unspecified damages, costs and expenses, including attorneys’ fees. We intend to vigorously defend against such allegations. Given the nature of the case, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the cases or estimate the range of potential loss, if any.

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe it is party to any other claim or litigation the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024, and the risk factors and other cautionary statements contained in our other filings with the SEC, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or future results. Except as noted below, there have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2024, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 or our other SEC filings.

We are and may continue to be targets of securities-related class action and derivative lawsuits and defending against these claims could result in substantial costs and divert management time and resources and have a material adverse effect on our results of operations. These lawsuits, and any other lawsuits to which we are subject, may be costly to defend or pursue and are uncertain in their outcome.

On September 8, 2025, a stockholder filed putative securities class action claims against the Company and certain of our executive officers in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of classes of the Company’s investors who purchased or otherwise acquired the Company’s common stock and securities between March 7, 2024 and May 23, 2025. The complaint alleges violations of various sections of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company regarding its regulatory and BLA filings for MOLBREEVI as a therapy to treat patients with autoimmune PAP.

The outcome of litigation is necessarily uncertain, and we cannot predict the outcome of these pending legal proceedings. An unfavorable outcome in any such proceeding could have an adverse impact on our business, financial condition, results of operations and cash resources. In addition, we may be exposed to additional litigation even if no wrongdoing occurred and we ultimately prevail. Continuing or additional litigation, or responding to any related investigation or enforcement action, as well as a material final judgment or decree against us, would be expensive, divert management’s attention and resources, and could adversely affect our business, financial condition, results of operations and cash resources. Moreover, if our stock price is volatile, we could face additional securities class action lawsuits in the future.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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
* Filed herewith

** Furnished herewith. The certification attached as Exhibits 32.1 that accompanies this quarterly report on Form 10-Q (Report) is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Savara Inc.

Date: November 12, 2025	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ David Lowrance
David Lowrance
Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)