Form 10-K
period 2025-12-31
Savara Inc
filed 2026-03-13
CIK 1160308

mt

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2025, (the last business day of the registrant’s most recently completed second fiscal quarter), was $544,458,670.

The number of shares of Registrant’s Common Stock outstanding as of March 13, 2026 was 204,657,499.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 4, 2026, are incorporated by reference into Part III of this Report.

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
•
our ability to maintain compliance with our covenants under our long-term debt instruments and other agreements;
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

Summary Risk Factors

An investment in our securities involves significant risks. Below is a summary of some of the material risks associated with our business and investment in our securities. The summary does not address all risks that we face. It should be read together with the text of the full risk factors below in Item 1A. Risk Factors and the other information set forth in this annual report on Form 10-K, including our financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission.

•
We are substantially dependent upon the clinical, regulatory, and commercial success of our sole product candidate, molgramostim inhalation solution ("MOLBREEVI" or “molgramostim”). If we are unable to successfully complete clinical development of, obtain regulatory approval for, and successfully commercialize MOLBREEVI, our business may be harmed.
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
•
Even if we receive regulatory approval for MOLBREEVI, we may face regulatory requirements that could materially and adversely affect our business, financial condition, and results of operations.
•
If MOLBREEVI receives regulatory approval but fails to achieve significant market acceptance among the medical community, patients, or third-party payers, the revenue we generate from its sales will be limited and our business may never achieve profitability.
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
•
We may require additional financing to support our operations and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development efforts or other operations.
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
•
If we fail to attract and retain senior management and key scientific personnel and develop and maintain relationships with service providers, consultants and advisers, we may be unable to successfully develop and commercialize MOLBREEVI.
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
•
If MOLBREEVI is approved, we will be subject to applicable fraud and abuse, anti-kickback, physician payment transparency, and other healthcare laws and regulations, which could expose us to reputational harm, criminal prosecution, civil penalties, and other damages if it is determined we have failed to comply.
•
Our stock price is expected to continue to be volatile.

PART I

Item 1. Business.

Business Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical stage biopharmaceutical company focused on rare respiratory diseases. Our sole program, molgramostim inhalation solution ("MOLBREEVI" or "molgramostim"), is an investigational inhaled biologic, specifically an inhaled granulocyte-macrophage colony-stimulating factor ("GM-CSF") in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“autoimmune PAP”). MOLBREEVI is delivered via a proprietary eFlow® Nebulizer System (PARI Pharma GmbH, “PARI”).

Corporate Strategy

Our goal is to become a leader in rare respiratory therapeutics through the development and commercialization of novel, best-in-class medicines that address unmet medical needs in this field. Key elements of our strategy include:

•
Continued advancement of the MOLBREEVI autoimmune PAP program, the completion of the Phase 3 IMPALA-2 pivotal clinical trial of which the 96-Week open-label period of the trial is ongoing and pursuing regulatory approval. The IMPALA-2 trial design was endorsed by regulatory authorities in the U.S. (U.S. Food and Drug Administration), Europe (European Medicines Agency), United Kingdom (Medicines and Healthcare Products Regulatory Agency), and Japan (Pharmaceuticals and Medical Devices Agency), and regulatory agencies and ethics committees in various countries and sites where the trial is being conducted. Having enrolled 164 patients (target enrollment was 160 patients), IMPALA-2 is the largest placebo-controlled trial in autoimmune PAP, and in June 2024 positive top line results from the trial were reported that demonstrated a favorable risk benefit profile for MOLBREEVI in autoimmune PAP. In March 2025, the biologics license application (“BLA”) for MOLBREEVI in autoimmune PAP was submitted to the U.S. Food and Drug Administration (“FDA”). In May 2025, we announced the receipt of a Refusal to File letter ("RTF") from the FDA. The RTF was not the result of safety concerns, the FDA did not request or recommend additional efficacy studies, and it did not impact previous designations granted by regulators for MOLBREEVI in autoimmune PAP. We resubmitted the BLA in December 2025 and requested Priority Review. In February 2026, the FDA formally filed the BLA for MOLBREEVI and granted Priority Review. MOLBREEVI in autoimmune PAP has been granted Fast Track and Breakthrough Therapy Designations by the FDA, Orphan Drug Designation by the FDA and the European Medicines Agency (EMA), as well as Innovation Passport (IP) and Promising Innovative Medicine (PIM) designations by the UK’s Medicines and Healthcare Products Regulatory Agency (MHRA).
•
Ensuring all aspects of our manufacturing are validated and can produce product at commercial scale. With the goal of establishing an uninterrupted supply chain and to mitigate approvability risk, we have selected high-quality CMO’s with proven track-records to support our chemistry, manufacturing, and controls ("CMC") activities. In February 2024, we entered into a Master Services Agreement with FUJIFILM Diosynth Biotechnologies (“Fujifilm”) to complete a technology transfer of the drug substance manufacturing process from GEMA Biotech S.A. (“GEMA”) and to manufacture commercial supply of MOLBREEVI. GEMA is the original drug substance manufacturer that supplied the IMPALA and IMPALA-2 clinical trials. Following the RTF from the FDA, we held a Type A meeting with the FDA. At that meeting, we gained alignment with FDA on the requirements necessary to show comparability between drug substance manufactured at GEMA and drug substance manufactured at Fujifilm and, subsequently, decided to resubmit the BLA with Fujifilm as the drug substance supplier. As part of the technology transfer process, we validated the Fujifilm drug substance manufacturing with three process performance qualification (“PPQ”) batches, and we believe the technology transfer meets the requirements outlined by the FDA. Fujifilm is manufacturing MOLBREEVI drug substance at commercial scale. We continue to work with GEMA and may decide to use them as a second source of drug substance supply following approval with Fujifilm as the drug substance manufacturer. Drug product is currently manufactured at Patheon UK Ltd. (“Patheon”), a division of ThermoFisher Scientific Inc. Following commercialization of MOLBREEVI, and pursuant to our strategy for a dual source supply chain, we plan to qualify a second source drug product manufacturer. For the supply of our exclusive, proprietary eFlow® nebulizer system that is part of the MOLBREEVI drug-device combination, we have a long-term supply agreement in place with PARI. PARI has five FDA-approved nebulizers based on the same eFlow® technology that is used in the proprietary device with MOLBREEVI. The PARI eFlow® nebulizer was used in the IMPALA and IMPALA-2 trials, and we have completed a series of lab tests and human factors studies in an effort to satisfy regulatory requirements for a drug-device combination.
•
Outsourcing capital-intensive operations. We will continue to pursue the development and manufacturing of our product candidate by outsourcing most clinical development work and manufacturing operations. We believe our business model enables the effective and capital-efficient development of our pipeline through the use of high-quality specialist vendors and consultants.

MOLBREEVI – Autoimmune PAP

Our sole product candidate, MOLBREEVI, is an inhaled biologic. MOLBREEVI is an inhaled formulation of recombinant human GM-CSF and is being developed for the treatment of autoimmune PAP. Pulmonary alveolar proteinosis (“PAP”) is a rare lung disease characterized by the accumulation of surfactant in the alveoli (or air sacs) of the lungs. There are different types of PAP, of which autoimmune PAP is the most common.

In May 2019, the FDA granted Fast Track Designation to MOLBREEVI for the treatment of autoimmune PAP. Fast Track Designation facilitates the development and expedites the review of new drugs or biologics intended to treat serious or life-threatening conditions that demonstrate the potential to address unmet medical needs. In December 2019, the FDA granted Breakthrough Therapy Designation (“BTD”) for MOLBREEVI in autoimmune PAP based on data from the 24-Week double-blind treatment period from our IMPALA Phase 2/3 trial. Additionally, MOLBREEVI was granted Orphan Drug Designation for the treatment of autoimmune PAP in the U.S. and the European Union (“EU”), which allows for seven and ten years of exclusivity from approval, respectively. Savara has exclusive access to the investigational, proprietary PARI eFlow® Nebulizer System for this indication along with a proprietary cell bank for the active drug substance of MOLBREEVI. Additionally, in the United Kingdom ("UK"), MOLBREEVI for the treatment of autoimmune PAP was granted Innovation Passport (June 2022) and Promising Innovative Medicine (August 2022) designations by the MHRA. These designations provide the opportunity for enhanced dialogue and input from the MHRA and the Health Technology Assessment bodies in England, Scotland, and Wales.

In 2019, we announced that IMPALA, the Phase 2/3 clinical trial of MOLBREEVI for the treatment of autoimmune PAP did not meet its primary endpoint of improvement from baseline at Week 24 compared to placebo in the alveolar-arterial gradient, or (A-a)DO2. While the trial did not meet its primary endpoint, the totality of data from the IMPALA trial gave us confidence that MOLBREEVI had the potential to address a significant unmet need in this rare lung disease. These data include:

•
multiple key secondary and exploratory endpoints that either achieved p values < 0.05 or trended in favor of the active drug arms;
•
results from the open-label period of the trial that demonstrated a sustained treatment effect, or continued improvement, after longer term exposure to MOLBREEVI; additionally, patients who had been on placebo during the double-blind period of the trial and switched to treatment with MOLBREEVI during the open-label period showed improvements that eventually were generally similar to those seen in patients who received MOLBREEVI during the double-blind period; and
•
MOLBREEVI being generally well tolerated, and its safety profile, when compared to placebo, was generally similar except for a few events that did not lead to discontinuations.

In September 2020, results from the IMPALA trial were published in the New England Journal of Medicine.

In June 2021, the Phase 3 IMPALA-2 pivotal trial, which built on the key learnings from the first IMPALA trial, was initiated and enrollment completed in June 2023.

In March 2024 and October 2024, respectively, the EMA and the MHRA accepted our MOLBREEVI Pediatric Investigational Plan (“PIP”) and a pediatric autoimmune PAP trial is currently ongoing.

In June 2024, we reported top line results from the pivotal IMPALA-2 trial that demonstrated significant improvement in hemoglobin adjusted gas exchange, as measured by diffusing capacity of the lungs for carbon monoxide ("DLCO") and clinical benefit, as measured by the St. George’s Respiratory Questionnaire ("SGRQ") and Exercise Capacity (“EC”) as measured by an exercise treadmill test. MOLBREEVI was well tolerated throughout the 48-Weeks and no unexpected safety signals were seen. A summary of results are as follows:

•
statistically significant improvement in mean change from baseline in DLCO versus placebo at Week 24 (primary endpoint) and Week 48 (secondary endpoint), showing durability of effect;
•
statistically significant improvement in mean change from baseline in SGRQ Total Score at Week 24 (secondary endpoint);
•
nominally significant improvements in mean change from baseline in SGRQ Activity Score at Week 24 and Peak metabolic equivalents ("Peak METs") (an established measure of EC) at Week 48. We considered data with a p-value <0.05 to be nominally significant;
•
97% of patients completed the double-blind treatment period through Week 48 with no trial drug related adverse events leading to discontinuation; and
•
100% of patients that completed the 48-Week double-blind period of the trial elected to participate in the 96-Week open-label period.

In February 2024 and May 2024, respectively, the EMA and FDA conditionally accepted "MOLBREEVI" as the trade name for molgramostim inhalation solution. The MOLBREEVI trade name approval will not be finalized until molgramostim inhalation solution is approved by the respective regulatory entities.

On March 26, 2025, we announced the completion of the rolling BLA submission to the FDA and our request for Priority Review.

In May 2025, we announced the receipt of an RTF from the FDA.

In August 2025, results from the IMPALA-2 trial were published in the New England Journal of Medicine.

In November 2025, the European Patent Office ("EPO") issued patent No. 4 496 611 titled, “Drug-Device Combination Comprising a Liquid Solution and a Nebulizer for Aerosolization of the Liquid Solution” which is jointly held by Savara and PARI and covers the combination of Savara’s investigational therapy, MOLBREEVI, and PARI’s investigational eFlow® Nebulizer System that has been optimized for the delivery of MOLBREEVI. This patent covers our drug-device combination through March 2043.

In November 2025, the EPO notified Savara that it intends to grant a patent for the liquid formulation of MOLBREEVI, which, once granted, will provide protection in Europe through March 2041.

In December 2025 we resubmitted the BLA for MOLBREEVI for treatment of patients with autoimmune PAP and requested Priority Review of the application.

In February 2026 the FDA formally filed the BLA for MOLBREEVI and Priority Review granted.

Detailed Program Description

MOLBREEVI

Background on autoimmune PAP

Autoimmune pulmonary alveolar proteinosis, known as autoimmune PAP, is a specific disease belonging to a family of distinct rare lung diseases collectively referred to as PAP. Autoimmune PAP represents about 90% of all patients with PAP and the estimated diagnosed prevalence of PAP is six to seven cases per million people in the U.S., with similar or higher prevalence reported elsewhere in the world. For example, one study estimated that the diagnosed prevalence in Japan could be three to four times the estimate of six to seven cases per million.

Autoimmune PAP is characterized by the accumulation of surfactant in the alveoli, or air sacs, of the lungs. The surfactant consists of proteins and lipids and is an important physiological substance that lines the inside of the alveoli to prevent the lungs from collapsing. The lungs continuously produce new active surfactant. In a healthy lung, the surfactant is cleared by immune cells called alveolar macrophages. However, in lungs of patients with autoimmune PAP, the macrophages fail to clear the surfactant from the alveoli, leading to gradual accumulation of surfactant in the alveoli. The root cause of autoimmune PAP is an autoimmune response (auto-antibodies) against GM-CSF, a naturally occurring protein in the body. Pulmonary macrophages need to be stimulated by GM-CSF to function properly, but in autoimmune PAP, GM-CSF is neutralized by antibodies against GM-CSF, rendering the macrophages unable to function normally, including the inability to clear surfactant from the alveoli.

Autoimmune PAP most commonly affects individuals 30-50 years of age, but people of any age can be affected. As a result of the accumulation of surfactant, gas exchange in the lungs is impaired, and patients start to experience shortness of breath, fatigue, and decreased exercise tolerance. Typically, shortness of breath is first observed upon exertion, but as the disease progresses, shortness of breath can be experienced even when a person is at rest. Patients may experience cough, sputum production, and episodes of fever, especially if secondary lung infection develops. In the long-term, the disease can lead to complications, including serious infections. Over time, autoimmune PAP can lead to pulmonary fibrosis and respiratory failure, which can be fatal and may require lung transplantation.

Current treatment options for Autoimmune PAP

In the U.S. and Europe, there are no approved medicines for the treatment of autoimmune PAP. The current therapy for autoimmune PAP is a non-standardized procedure called whole lung lavage (“WLL”), which entails washing the lungs with saline to physically remove excess surfactant from the lung. The invasive and inconvenient procedure is performed under general anesthesia and involves:

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

WLLs are performed by highly experienced physicians at specialist sites and necessitate hospitalization. As WLL does not correct the underlying pathophysiology of the disease, nor prevent abnormal surfactant accumulation, patients who undergo the procedure may only experience temporary symptomatic relief. Once the lungs refill with surfactant, the WLL procedure may need to be repeated.

As there are no approved pharmaceutical treatments available for autoimmune PAP in the U.S. and Europe, there is an unmet need for a convenient and efficacious medicinal treatment. We believe that inhalation of MOLBREEVI activates macrophages in the alveoli, thus potentially restoring the surfactant-clearing activity of the alveolar macrophages and considerably improving oxygenation and exercise tolerance. Sargramostim (Leukine), an injectable form of GM-CSF, is approved in the U.S. for intravenous and subcutaneous administration treatment of neutropenia caused by cancer chemotherapy and other related indications. In April 2024, sargramostim was approved in Japan for the treatment of autoimmune PAP. Currently, there are no approved inhalation formulations of GM-CSF in the U.S. or Europe, nor are there any investigational drugs in clinical development for autoimmune PAP in the U.S. or Europe, other than MOLBREEVI.

The potential benefits of inhaled GM-CSF in autoimmune PAP have prompted independent clinicians and academic researchers in the U.S., Japan, and countries in Europe to study the safety and efficacy of inhaled GM-CSF in autoimmune PAP patients. In addition to our two placebo-controlled clinical trials of MOLBREEVI in this patient population—the Phase 2/3 IMPALA trial (n=138) and the Phase 3 IMPALA-2 trial, the largest placebo-controlled trial in autoimmune PAP (n=164)—several investigator-sponsored, open-label clinical trials and case studies of inhaled GM-CSF treatment have been published, with promising results on the efficacy and safety of the treatment. In total, treatment of nearly 150 autoimmune PAP patients with inhaled GM-CSF has been reported in open-label trials or retrospective cohorts, as well as several individual case reports. A case series published in ERJ Open Research in January 2025 retrospectively evaluated 5 autoimmune PAP patients who received molgramostim through European single-patient access supplied by Savara. Following treatment with molgramostim (mean duration of 4.2 years), the real-world outcomes data suggest molgramostim addresses the underlying pathophysiology of autoimmune PAP, resulting in improved lung function, decreased disease burden, restored patient functionality, reduced clinical symptoms, and, at the time of publication, no need for WLL. For details on the results of the IMPALA-2 trial, please see the Clinical Development of MOLBREEVI – autoimmune PAP: Phase 3 IMPALA-2 Trial section included in this report.

According to our review of published literature, few safety issues related to GM-CSF inhalation in patients with autoimmune PAP have been reported. However, there is still limited information available on the long-term safety of inhaled GM-CSF.

Product Description

MOLBREEVI is an inhaled formulation of a non-glycosylated recombinant human GM-CSF that we are developing for the treatment of autoimmune PAP. GM-CSF is an endogenous growth factor that stimulates the proliferation and differentiation of hematopoietic cells (blood immune cells), mainly granulocytic and monocytic cells, which defend against bacteria and viruses, and clear cellular debris and waste substances from the body. MOLBREEVI is produced in a strain of Escherichia coli bearing a genetically engineered plasmid containing a human GM-CSF gene.

Our product is a drug-device combination consisting of molgramostim (drug component) and a vibrating mesh nebulizer (device component). MOLBREEVI is supplied as a sterile formulation containing 300 µg of molgramostim in 1.2 mL solution. MOLBREEVI is administered once daily by inhalation via a high efficiency nebulizer, the investigational, proprietary eFlow® Nebulizer System (PARI Pharma GmbH). The eFlow®Nebulizer System is a reusable electronic inhalation system that has been optimized for administration of molgramostim. The eFlow® consists of a controller unit (AC or battery powered), a nebulizer handset, and a connection cord. The controller unit's lifespan is multiple years, and the handset is replaced monthly.

MOLBREEVI was granted Orphan Drug Designation by the FDA in October 2012 and by the EMA in July 2013 for the treatment of autoimmune PAP. It was also granted Fast Track Designation and BTD by the FDA in May 2019 and

December 2019, respectively. Further, it was granted Innovation Passport (June 2022) and Promising Innovative Medicine (August 2022) designations in the UK. Since 2014, molgramostim has been available in several European countries for the treatment of autoimmune PAP for named patients following unsolicited physician requests. In September 2024, we launched the Savara Expanded Access Program ("EAP") for molgramostim in patients with autoimmune PAP. The program enables physicians to request molgramostim for eligible patients in select geographies where the product is not commercially available and in compliance with local regulatory requirements. The Savara EAP has been reviewed and allowed to proceed by the FDA and is open for requests from physicians, on behalf of autoimmune PAP patients, in select countries in North America and Europe. More information can be found on the program at www.clinicaltrials.gov, NCT06546098.

We anticipate that, if approved, MOLBREEVI will be used as a long-term treatment in patients with autoimmune PAP. There are no data yet to support the long-term benefits of inhaled GM-CSF. However, in the real-world case studies (n=5) published in ERJ Open Research, noted above, none of the five patients required WLL after >1 year on molgramostim, suggesting that molgramostim therapy may have prevented the need for WLL in these patients.

MOLBREEVI Key Advantages

Based on data from the completed Phase 2/3 IMPALA trial and the pivotal Phase 3 IMPALA-2 trial and building upon the published investigator-sponsored treatment experience with inhaled GM-CSF, we believe MOLBREEVI has the potential to become the treatment of choice for autoimmune PAP. The following characteristics of MOLBREEVI may contribute to the clinical profile of the investigational product candidate, as well as facilitate potential regulatory approval and successful commercialization.

Specifically, MOLBREEVI offers:

•
a strong product foundation that applies both a previously approved active drug substance class and drug delivery technology;
•
GM-CSF delivered directly to the lungs, the primary site of macrophage dysfunction in autoimmune PAP, which could result in clinical efficacy with limited systemic adverse effects;
•
a portable nebulizer system that provides a fast and convenient method of administration (nebulization time of about 3 to 5 minutes each day); this is highly desirable for long-term treatment in a chronic disease, such as autoimmune PAP;
•
eligibility for strong market protection via orphan drug status, potential eligibility for biologic exclusivity that provides twelve years of total market protection in the U.S.;
•
a proprietary cell bank used in the production of the drug substance; and
•
an exclusive agreement for the drug delivery device that is optimized for administration of MOLBREEVI.

Clinical Development of MOLBREEVI – Autoimmune PAP

Phase 3 IMPALA-2 Pivotal Trial

IMPALA-2 is a Phase 3, 48-week, randomized, double-blind, placebo-controlled pivotal clinical trial designed to compare the efficacy and safety of MOLBREEVI 300 µg administered once daily by inhalation with matching placebo in adult patients with autoimmune PAP. The primary endpoint was the change from baseline in percent predicted DLCO, a measure of gas exchange. Secondary endpoints included changes from baseline at Week 24 and Week 48 in measures of respiratory health-related quality of life (SGRQ Total Score, SGRQ Activity Score), and exercise capacity (measured as Peak METs achieved using an exercise treadmill test). Other efficacy assessments included (A-a)DO2 (another gas exchange measure), supplemental oxygen use, WLL frequency, patient and clinician global impression of disease severity and disease change, chest computed tomography (“CT”) scan to assess ground glass opacity score, and blood biomarkers. Enrollment in IMPALA-2 was completed at the end of June 2023 with 164 patients, exceeding the expected trial enrollment of 160 patients. Patients were randomized to receive treatment for 48 Weeks in one of two arms: MOLBREEVI 300 µg administered once daily or inhaled placebo administered once daily. The primary time point for efficacy assessment was at Week 24; however, efficacy was assessed through Week 48 to show durability of effect. Safety was assessed through Week 48. Following the 48-Week double-blind treatment period, patients had the option to transition to a 96-Week open-label period where all patients receive MOLBREEVI 300 µg administered once daily.

In June 2024, we announced positive top line results from the IMPALA-2 trial which enrolled 164 patients from 43 sites across 16 countries, making it the largest placebo-controlled trial conducted in autoimmune PAP. One hundred fifty-nine patients completed treatment during the 48-Week double-blind period—which translates to a treatment discontinuation rate of only 3%, and 100% of patients who completed the double-blind period opted to enter the 96-Week open-label MOLBREEVI treatment period.

In August 2025, results from the IMPALA-2 trial were published in the New England Journal of Medicine.

Top line results from the trial are as follows:

PRIMARY ENDPOINT MET:

•
Change from baseline at Week 24 in hemoglobin adjusted percent predicted DLCO was the primary endpoint. DLCO is a lung function measurement that assesses the ability of the lungs to transfer gas from inspired air to the bloodstream. DLCO results showed a statistically significant treatment difference in mean changes of 6.0 percentage points in favor of MOLBREEVI compared to placebo (p=0.0007).

SECONDARY ENDPOINTS:

•
Gas Exchange

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

WLL, an invasive procedure intended to clean the lungs of excess surfactant, was allowed during the trial as rescue treatment in case of worsening of autoimmune PAP. During the double-blind period, 17 patients (~10%), underwent at least one lung lavage—6 patients (7%) in the treatment arm underwent WLL, and 11 patients (13%) in the placebo arm underwent WLL.

MOLBREEVI was generally well tolerated. The frequencies of adverse events were mostly similar in both arms. Common adverse events were generally mild or moderate in severity and generally balanced across groups in frequency and severity, except for COVID-19 and diarrhea, which occurred more frequently in the MOLBREEVI group. None of the COVID-19 events was considered related to trial drug by the investigator and only one event of COVID-19 in a molgramostim-treated patient was serious and led to discontinuation.

BLA Submission and Filing

On March 26, 2025, the Company announced that it had completed the BLA submission to the FDA and would request Priority Review. In May 2025, we announced the receipt of an RTF from the FDA. We resubmitted the BLA in December 2025 and requested Priority Review of the application. In February 2026 the FDA formally filed the BLA for MOLBREEVI and granted Priority Review.

Pediatric (PIP) Trial of MOLBREEVI – IMPACT

In March 2024 and October 2024, respectively, the EU EMA and the UK MHRA accepted our MOLBREEVI Pediatric Investigational Plan. The IMPACT trial, an open-label multicenter trial evaluating the efficacy and safety of MOLBREEVI in patients 6-<18 years of age with autoimmune PAP, which is a requirement from the EMA and MHRA as a function of the agreed-upon PIP, is currently ongoing. The IMPACT clinical trial design is as follows:

Phase 2/3 IMPALA Trial

IMPALA was a Phase 2/3 randomized, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of molgramostim in adult patients with autoimmune PAP. Patients with autoimmune PAP were randomly assigned to receive molgramostim (300 μg once daily by inhalation), either continuously or intermittently (once daily every other Week), or matching placebo. The 24-Week double-blind intervention period was followed by an open-label treatment period during which patients were treated with molgramostim intermittently. The primary end point was the change from baseline in the alveolar–arterial difference in oxygen concentration (A-aDO2) at Week 24.

Results from the double-blind period of the IMPALA trial, published in the New England Journal of Medicine in September 2020, demonstrated a positive treatment effect from daily continuous administration of molgramostim. In total, 138 patients underwent randomization; 46 were assigned to receive continuous molgramostim, 45 to receive intermittent molgramostim, and 47 to receive placebo. The primary endpoint, change from baseline in A-aDO2 was not statistically significant. This was due to 4 patients (1 in each molgramostim group and 2 in the placebo group) who received nasal oxygen therapy during arterial blood gas measurement rendering the calculation of A-aDO2 invalid because the inspired oxygen content could not be determined. A post-hoc analysis treated these patients’ data as missing and were replaced by means of imputation. For the primary endpoint—the change from baseline in A-aDO2at week 24—mean improvement was greater among patients receiving continuous molgramostim than among those receiving placebo (−12.8 mm Hg vs. −6.6 mm Hg; estimated treatment difference, −6.2 mm Hg; p = 0.03 by comparison of least-squares means). Patients receiving continuous molgramostim also had greater mean improvement than those receiving placebo for secondary endpoints, including the change from baseline in the St. George’s Respiratory Questionnaire total score at week 24 (−12.4 points vs. −5.1 points; estimated treatment difference, −7.4 points; p = 0.01 by comparison of least-squares means). For multiple other endpoints, mean improvement was greater with continuous molgramostim than with intermittent molgramostim. The percentages of patients with adverse events and serious adverse events were similar in the three groups, except for the percentage of patients with chest pain which was higher in the continuous molgramostim group; the majority of these events were assessed to be non-cardiac in origin.

In summary, in the IMPALA study, patients with autoimmune PAP treated with daily continuous administration of inhaled MOLBREEVI experienced greater mean improvements in pulmonary gas exchange and functional health status than placebo, with generally similar rates of adverse events.

Manufacturing and Supply

We do not own or operate manufacturing facilities to produce clinical or commercial quantities of MOLBREEVI. We currently have fee-for-service contracts with two drug substance manufacturers and a drug product manufacturer that cover all steps of the manufacturing process of MOLBREEVI. We expect to continue with this outsourcing model for the foreseeable future. Following approval of MOLBREEVI, and as part of our longer-term strategy for a dual-source supply chain, we plan to engage a second source manufacturer for drug product. All of our manufacturing and supply vendors are certified by National Competent Authorities to operate under current Good Manufacturing Practices (“cGMP”), a regulatory standard for the manufacture of pharmaceuticals; however, certain manufacturing and supply vendors have not yet received an FDA inspection.

MOLBREEVI drug substance is currently manufactured by two vendors. All clinical and nonclinical trials to-date have used material sourced from GEMA Biotech S.A. (“GEMA”) in Buenos Aires, Argentina and validation activities are ongoing to prepare for commercial manufacturing. We have now completed the technology transfer to Fujifilm, a well-established biologics manufacturer in Billingham, UK, including production of PPQ batches and testing comparability to the material manufactured at GEMA. We have chosen to file for Regulatory approval with Fujifilm as our drug substance manufacturer.

MOLBREEVI drug product is currently manufactured by Patheon in Ferentino, Italy. Technology transfer and process validation activities with Patheon have been completed and were re-executed in 2023 as Patheon moved the manufacturing of MOLBREEVI drug product to a new state-of-art filling line in the same facility. Following approval of MOLBREEVI, we plan to engage a second source drug product manufacturer.

MOLBREEVI drug substance and drug product is currently tested in part by Selvita S.A. ("Selvita") and its affiliates, which are headquartered in Poland with additional offices in the U.S, the UK, and Croatia. Selvita is a drug discovery company engaged in provision of integrated drug discovery services, such as custom synthesis, medicinal chemistry, protein chemistry, molecular and cell biology, and analytical development, and its biology division specializes in certified testing conducted in GLP and GMP standards in areas such as pharmacodynamic testing, cytotoxicity testing, developing and validating biophysical, biochemical and cell-based assays as well as analytical methods.

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

Commercialization

Savara holds global rights to MOLBREEVI in autoimmune PAP. We continue to pursue clinical development and regulatory approvals for MOLBREEVI. We may engage with strategic partners to collaborate on implementing optimal sales and promotion activities. Our commercialization strategy will target key prescribing physicians and centers, as well as provide patients with support programs to ensure product access. We are currently seeking approval for commercialization in the U.S., EU, and the UK. We will seek additional approvals in the rest of the world where it makes regulatory and economic sense. Upon receipt of regulatory approval in any territory, we expect to commercialize MOLBREEVI and may engage with strategic partners to optimize sales and profit.

RTW Investments, LP

On October 29, 2025, we announced our entry into a purchase and sale agreement (the “Purchase Agreement”) with funds managed by RTW Investments, LP (the “Purchaser”). Under the terms of the Purchase Agreement, the Purchaser has agreed to pay us $75.0 million (the “Purchase Price”) upon approval of MOLBREEVI by the FDA on or before March 31, 2027 and subject to satisfaction of other customary closing conditions, in exchange for a true sale of assigned interests, including the right to receive royalty payments equal to a percentage of Net Sales (as defined in the Purchase Agreement) of MOLBREEVI in the U.S. The royalty rate is tiered, with the payments ranging from 7.0% to 1.0% of Net Sales in each calendar year, with the 7.0% tier increasing to 9.5% for a calendar year if the prior year’s Net Sales do not achieve a specified level. The royalty payments commence in the first calendar quarter in which there is a commercial sale of MOLBREEVI in the U.S. and end upon the receipt by the Purchaser of $187.5 million (the “Maximum Payment”). The Purchase Agreement includes a buy-back option that may allow us to pay a specified amount up to the Maximum Payment to terminate the Purchase Agreement and all obligations in the event of certain changes of control within two years of receipt of the Purchase Price. Unless otherwise agreed with the Purchaser, we are required to use a portion of the Purchase Price to repay all outstanding indebtedness. The Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness (which restrictions are eliminated after the achievement by the Company of a specified amount of Net Sales), and other provisions customary for transactions of this nature, in each case subject to certain exceptions set forth in the Purchase Agreement.

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

Additionally, in the second quarter of 2024, the Company initiated an open-label, multicenter clinical trial, IMPACT, for pediatric subjects with autoimmune PAP under a separate work order with Parexel. In connection with the IMPACT trial, Parexel currently has the opportunity to earn various milestone payments primarily dependent upon patient enrollment, site management, project oversight, and the compliance with defined study protocols.

Please refer to Note 10. Commitments – Manufacturing and Other for additional detail on our financial obligations to Parexel.

PARI Pharma GmbH

We have a license and collaboration agreement related to MOLBREEVI with PARI Pharma GmbH ("PARI" and collectively the “PARI License Agreement”). Under the PARI License Agreement, we have a worldwide, exclusive license for use and commercialization of the mesh nebulizer system which was optimized for MOLBREEVI, PARI’s eFlow Nebulizer System, for the pulmonary delivery of any liquid formulation containing recombinant human GM-CSF (“rhGM-CSF”) as the sole active pharmaceutical ingredient for nebulization for autoimmune PAP. Following an amendment in 2018 (the “PARI Amendment”), we have the option to add other pulmonary infections to the included indications in the future.

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

GEMA Biotech S.A.

In April 2019, we entered into a manufacture and supply agreement with GEMA, which was amended on December 7, 2022 and December 13, 2023 (the “GEMA Agreement”), pursuant to which GEMA may supply the active pharmaceutical ingredient (“API”) for MOLBREEVI exclusively to us for commercial sale and continue to supply the API to us for clinical trials and research and development activities. Additionally, GEMA transferred and assigned to us all rights, titles, and interest in and to the master cell bank and working cell bank necessary to produce the API.

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

The term of the GEMA Agreement continues until the twentieth anniversary of the date of receipt of marketing approval for a product containing the API produced by GEMA in any country and may be extended for additional twelve-month terms by the agreement of both parties. We may terminate the GEMA Agreement immediately if (i) products containing the API will not be sold or will be withdrawn from the market, (ii) the FDA or other regulatory authority withdraws marketing approval for or fails to approve products incorporating the API, (iii) three or more batches of API supplied in any six month period fail to conform to specifications, (iv) GEMA receives notice of deficiencies in its manufacturing and fails to adequately respond, or (v) GEMA fails to achieve compliance with the requirements of the FDA and other regulatory authorities necessary to manufacture and supply the API to us for commercial sale.

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

Diagnostic Testing

In December 2023, we launched the aPAP ClearPath Testing Program, a no charge third-party testing program in the U.S. that was created to reduce barriers to GM-CSF autoantibody testing and educate physicians about the clinical benefits of early testing as a diagnostic tool to help confirm or rule out autoimmune PAP. Through the aPAP ClearPath Testing Program, healthcare providers can order a simple, accurate, and noninvasive blood test that can help inform their diagnostic and management decisions for the patient. The test is available in two forms—a serum-based test and a dried blood spot test. In either form, the test is a sensitive and specific quantitative immunoassay designed to detect autoimmune PAP GM-CSF autoantibodies. We partnered with TrilliumBiO, a modern health solutions provider and a Clinical Laboratory Improvement Amendments ("CLIA")-certified lab, to develop the test. As part of the aPAP ClearPath Testing Program, a supporting disease awareness campaign was launched to improve understanding of the signs and symptoms of rare respiratory diseases, including PAP, highlight the hallmark signs and symptoms of the disease, and educate physicians about the clinical benefits of early testing. In September 2024, we launched a disease state awareness campaign targeted at pulmonologists in Europe.

Expanded Access Program

In September 2024, we announced the Savara Expanded Access Program for patients with autoimmune PAP. The program enables physicians to request MOLBREEVI for eligible autoimmune PAP patients in select geographic areas where the product is not commercially available and in compliance with local regulatory requirements. The Savara Expanded Access Program has been reviewed and allowed to proceed by the FDA, and it is currently accepting requests from eligible patients in select countries in North America and Europe. The FDA’s authorization of expanded access does not represent a determination regarding the safety or effectiveness of MOLBREEVI, nor does it constitute approval of the product candidate.

Expanded Access Programs are intended to serve as a potential pathway for a patient with a serious or immediate life-threatening disease or condition to gain access to an investigational medical treatment outside of clinical trials before it is commercially available, when no comparable or satisfactory alternative therapy options are available. The program is not a substitute for the substantial evidence of effectiveness required for regulatory approval.

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

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies, and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including trials initiated by investigators. The submission of a BLA requires payment of a substantial user fee to the FDA, and the sponsor of an approved BLA is also subject to annual product and establishment user fees. These fees are typically increased annually. As noted previously, MOLBREEVI for the treatment of autoimmune PAP has been granted Orphan Drug Designation, and as such is exempt from the payment of user fees under current legislation.

Within 60 days following submission of the application, the FDA reviews a BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been filed, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the FDA deems that the application sufficiently relates to an unmet medical need in a serious or life-threatening indication, under Priority Review, after six months the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe and effective for the indication being pursued, and the facilities in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety and effectiveness. The FDA may convene an advisory committee to provide independent expert insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

In March 2025, the Company announced that it had completed the rolling BLA submission to the FDA and requested Priority Review. In May 2025, we received an RTF from the FDA. The RTF was not the result of safety concerns, and the FDA did not request or recommend additional efficacy studies. We resubmitted the BLA in December 2025 and requested Priority Review of the application, and in February 2026 the FDA formally filed the BLA for MOLBREEVI and granted Priority Review.

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

Government Regulation of Combination Products

Our product candidate under development will be regulated as a combination product, which means that it is comprised of two or more different components that, if marketed individually, would be subject to different regulatory paths and would require approval of independent marketing applications by the FDA. A combination product, however, is assigned to a center within the FDA that will have primary jurisdiction over its regulation on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. We believe our product candidate includes both a drug and medical device component, and will be regulated as a drug, subject to the review of the FDA’s Center for Drug Evaluation and Research, which will have primary jurisdiction over premarket development and approval. The FDA’s Center for Devices and Radiological Health will provide support and review of the nebulizer component of our product candidate.

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

In December 2025, the EPO announced that it intends to grant a patent for the liquid formulation of MOLBREEVI, which will provide protection in Europe through March 2041.

In December 2025, the EPO issued patent No. 4 496 611 titled, “Drug-Device Combination Comprising a Liquid Solution and a Nebulizer for Aerosolization of the Liquid Solution” which is jointly held by us and PARI and covers the combination of our investigational therapy, MOLBREEVI, and PARI’s investigational eFlow® Nebulizer System that has been optimized for the delivery of MOLBREEVI. This patent covers our drug-device combination through March 2043.

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

Breakthrough Therapy Designation

In December 2019, the FDA granted the use of MOLBREEVI for the treatment of autoimmune PAP program BTD, which provides a process for expediting the development and review of drug candidates that are intended to treat a serious condition and for which preliminary evidence indicates that the drug candidate may demonstrate substantial improvement over the available therapy.

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

On October 24, 2018, then President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”) extends the reporting and transparency requirements under Open Payments to physician assistants, nurse practitioners, and other mid-level practitioners. Additionally, entities that do not comply with mandatory reporting requirements may be subject to a corporate integrity agreement. Certain states also mandate implementation of commercial compliance programs, impose restrictions on covered manufacturers’ marketing practices and/or require the tracking and reporting of gifts, compensation, and other remuneration to physicians and other healthcare professionals.

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

A glycosylated GM-CSF product, sargramostim (Leukine), available in the U.S., is approved for intravenous or subcutaneous delivery in patients with neutropenia following cancer chemotherapy. Leukine has not been approved in the U.S. or Europe for the treatment of autoimmune PAP or any other acute or chronic lung disease but is sometimes used in the U.S. as an off-label, pharmacy-compounded product (injectable product compounded for inhalation delivery). The drug substance in Leukine, sargramostim, has been used in a nonclinical research project conducted by NIH/TRND in collaboration with the University of Cincinnati College of Medicine on the potential application of inhaled GM-CSF as a treatment for autoimmune PAP. No clinical trials have been conducted to date under this collaboration project. Additionally, in April 2024, sargramostim was approved by the Japanese Pharmaceuticals and Medical Device Agency ("PMDA") for the treatment of autoimmune PAP. The approval was based on a multicenter clinical trial of inhaled sargramostim in autoimmune PAP, using a standard commercially available nebulizer, which was conducted by a consortium of independent clinical investigators in Japan. Sargramostim, marketed in Japan by Nobelpharma Co. Ltd., has the potential to present a material competitive threat to the commercial success of MOLBREEVI in Japan. In addition, in November 2018 and June 2024, Partner Therapeutics, Inc., a commercial biotechnology company, was granted Orphan Drug Designation for Leukine for the treatment of PAP by the FDA and EMA, respectively. Except for the aforementioned treatments, we are not aware of any other companies developing an inhaled form of GM-CSF for autoimmune PAP in the U.S. or elsewhere.

Employees and Human Capital

We are committed to attracting and retaining the best possible talent. As of March 13, 2026, we had approximately 70 employees as well as several third-party consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Trademarks

“Savara Inc.,” "autoimmune PAP ClearPath," "MOLBREEVI," and the Savara logo are trademarks of Savara or its subsidiaries in the U.S. and other jurisdictions. Other third-party logos and product/trade names are registered trademarks or trade names of their respective companies. Use or display by us of other parties’ trademarks, service marks, trade names, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, service mark, trade name, trade dress or product owners.

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

The success of our business is dependent on our ability to advance the clinical development of our sole product candidate, MOLBREEVI, an investigational inhaled GM-CSF for the treatment of autoimmune PAP. To date, we have never obtained regulatory approvals for or commercialized a product candidate, and we may never be able to develop a marketable product. We are devoting, and expect to continue to devote, substantially all our efforts and financial resources to the development of MOLBREEVI for autoimmune PAP, including clinical trials, regulatory approval, and, if approved, commercialization. Our business depends heavily on the successful completion of clinical development and subsequent regulatory approval of MOLBREEVI for autoimmune PAP.

We are conducting IMPALA-2, a global Phase 3 pivotal trial designed to compare the efficacy and safety of MOLBREEVI 300 µg administered once daily by inhalation with matching placebo in patients with autoimmune PAP. Although we may believe the trial demonstrates promising results, regulatory authorities may analyze or weigh trial data differently, resulting in delay or failure to obtain marketing approval or a requirement to conduct confirmatory studies.

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

Many of these clinical, regulatory, and commercial matters are beyond our control and are subject to other risks described elsewhere in this Item 1A, Risk Factors section. Accordingly, we cannot assure that we will be able to advance our product candidate further through final clinical development, or obtain regulatory approval, commercialize, or generate significant revenue. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed.

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
•
delays in reaching agreements on acceptable terms with prospective CMOs or other vendors for the production and supply of clinical trial material and, if necessary, drug delivery devices, which agreements can be subject to extensive negotiation;
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
•
invalidation of clinical data caused by premature unblinding or integrity issues or by mixing up of the active drug and placebo through randomization or manufacturing errors;
•
delays by CROs, CMOs, and other third-party contractors in conducting activities in accordance with applicable policies and procedures and in accordance with agreed upon timelines;
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

Changes in governmental regulations and guidance relating to clinical trials may occur, and we may need to amend clinical trial protocols to reflect these changes, or we may amend trial protocols for other reasons. Amendments may require us to resubmit protocols to IRBs for re-examination and approval or renegotiate terms with CROs, clinical trial sites, and investigators, all of which may adversely impact the costs or timing of or our ability to successfully complete a trial.

Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidate. There are significant risks that ongoing and future clinical trials of our product candidate will not be successful. The results of preclinical and early clinical trials may not be predictive of the results of later-stage clinical trials, and the possible lack of standardization across multiple investigative sites may induce variability in the results which can interfere with the evaluation of treatment effects. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. For example, the top line results from our IMPALA trial were released by us on June 12, 2019 and did not meet all of the statistical goals and protocol end points. On October 1, 2019, we received a written response from the FDA in connection with a Type C meeting regarding the MOLBREEVI development program for autoimmune PAP and results from IMPALA in which the FDA indicated that the data provided did not provide sufficient evidence of efficacy and safety for the treatment of autoimmune PAP.

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

Significant uncertainty exists with respect to the regulatory approval process for any investigational new drug, including MOLBREEVI. Regardless of any guidance the FDA or foreign regulatory agencies may provide a drug’s sponsor during its development, the FDA or foreign regulatory agencies retain complete discretion in deciding whether to accept a BLA, or the equivalent foreign regulatory approval submission for filing or, if accepted, whether to approve a BLA. There are many components to a BLA or marketing authorization application submission in addition to clinical trial data. For example, the FDA or foreign regulatory agencies will review the sponsor’s internal systems and processes, as well as those of its CROs, CMOs, and other vendors, related to development of its product candidates, including those pertaining to its clinical studies and manufacturing processes. Before accepting a regulatory approval submission for review or before approving such submission, the FDA or foreign regulatory agencies may request that we provide additional information that may require significant resources and time to generate. For example, in May 2025 we received the RTF requesting the Company provide additional data related to Chemistry, Manufacturing, and Controls. The FDA or foreign regulatory agencies may choose not to approve a BLA or its equivalent for a variety of reasons, including a decision related to the safety or efficacy data, manufacturing controls or systems, or for any other issues that the agency may identify related to the development of its product candidates. Even if one or more Phase 3 clinical trials are successful in providing statistically significant evidence of the efficacy and safety of the investigational drug, the FDA or foreign regulatory agencies may not consider efficacy and safety data from the submitted trials adequate scientific support for a conclusion of effectiveness and/or safety and may require one or more additional Phase 3 or other trials prior to granting marketing approval. If this were to occur, the overall development cost for the product candidate would be substantially greater and competitors may bring products to market before us, which could impair our ability to generate revenues from the product candidate, or even seek approval, if blocked by a competitor’s Orphan Drug exclusivity, which would have a material adverse effect on our business, financial condition, and results of operations.

Further, development of our product candidate and/or regulatory approval may be delayed for reasons beyond our control. Regulations or policies may be changed prior to submission of a marketing application that result in delays or require higher hurdles than currently anticipated. These may occur as a result of drug scandals, recalls, or a political environment unrelated to our products. For example, the FDA has granted MOLBREEVI for autoimmune PAP Fast Track and BTD, which are each designed to expedite the development and review of certain drugs. If there were a change in FDA policies and we were to lose those designations, it could cause delays in the regulatory review process. Additionally, changes in FDA priorities due to a new administration, layoffs, or U.S. federal government shut-downs or budget sequestrations, such as the shut-down that occurred from October 1, 2025 until November 12, 2025, may result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidate or obtain regulatory approval for our product candidate.

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

Even if we receive regulatory approval for MOLBREEVI, we may face regulatory requirements that could materially and adversely affect our business, financial condition, and results of operations.

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

If MOLBREEVI receives regulatory approval but fails to achieve significant market acceptance among the medical community, patients, or third-party payers, the revenue we generate from its sales will be limited and our business may never achieve profitability.

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
•
claims or other information (including limitations or warnings) in the product’s approved labeling;
•
reimbursement and coverage policies of government and other third-party payers;
•
availability of alternative treatments;
•
pricing and cost-effectiveness of our product relative to alternative treatments;
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

If we determine that our product candidate may not achieve adequate market acceptance or that the potential market size does not justify additional expenditures on the program, we may reduce our expenditures on the development and/or the process of seeking regulatory approval of the product candidate while we evaluate whether and on what timeline to move the program forward.

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

For the year ended December 31, 2025, we incurred a net loss of $118.8 million, and net cash used in operating activities was $101.0 million. At December 31, 2025, our cash, cash equivalents and short-term investment securities were approximately $235.7 million, and working capital was approximately $221.2 million. At December 31, 2025, we had an accumulated deficit of $608.1 million. We expect to continue to incur substantial operating losses for the next several years as we seek to advance our MOLBREEVI product candidate through clinical development, global regulatory approvals, and commercialization. No revenue from operations will likely be available until, and unless, our current product candidate, MOLBREEVI, is approved by the FDA or another regulatory agency and successfully marketed, or we enter into an arrangement that provides for licensing revenue or other partnering-related funding, outcomes which we may not achieve.

We may require additional financing to support our operations and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our product development efforts or other operations.

Since our Aravas subsidiary was formed in 2007, most of our resources have been dedicated to the development and acquisition of our product candidates, primarily MOLBREEVI. Our priority remains the continued development of MOLBREEVI for the treatment of autoimmune PAP. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our product candidate, and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce, or terminate our establishment of sales and marketing, manufacturing or distribution capabilities, development activities, other activities that may be necessary to commercialize our product candidate, or conduct preclinical or clinical trials.

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

We are a party to a Loan and Security Agreement, dated March 26, 2025, with the lenders party thereto (the “Lenders”) and Hercules Capital, Inc., as administrative agent and collateral agent, which was amended by the First Amendment dated January 26, 2026 (the “First Amendment”) (the loan agreement as amended, the “Hercules Loan Agreement”), pursuant to which we have borrowed $30 million of term loans and may borrow up to an additional $75 million of term loans if we are able to satisfy the conditions precedent described under Note 7. Debt Facility of the consolidated financial statements in this annual report on Form 10-K. As security for our borrowings under the Hercules Loan Agreement, we pledged substantially all of our assets. The Hercules Loan Agreement includes a number of restrictive covenants, including restrictions on incurring additional debt, making investments, granting liens, disposing of assets, paying dividends, and redeeming or repurchasing capital stock, and a number of affirmative covenants, including the Cash Requirement and the Conditional Minimum Revenue Covenant (as such terms are defined in Note 7. Debt Facility and Note 16. Subsequent Events of the consolidated financial statements in this annual report on Form 10-K). Collectively, these covenants could constrain our ability to grow our business through acquisitions or engage in other transactions. The Hercules Loan Agreement includes customary events of default, such as our failure to pay amounts due, our failure to comply with covenants, or the occurrence of an event that would reasonably be expected to have a material adverse event on our business. Upon the occurrence and during the continuation of an event of default, the Lenders could declare all outstanding loans under the Hercules Loan Agreement immediately due and payable and exercise remedies against us and the collateral. Such an event would have a material adverse effect on our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

Refer to Note 7. Debt Facility and Note 16. Subsequent Events of the consolidated financial statements in this annual report on Form 10-K for additional discussion.

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

As of December 31, 2025, we had IPR&D of approximately $11.6 million. Our intangible assets have been previously impaired and remain subject to additional impairment analyses whenever an event or change in circumstances indicates the carrying amount of such an asset may not be recoverable and is tested annually on September 30th. Events giving rise to impairment are difficult to predict and are an inherent risk in the pharmaceutical industry. Some of the potential risks that could result in impairment of our IPR&D include negative clinical trial results, adverse regulatory developments, delay or failure to obtain regulatory approval, additional development costs, changes in the manner of our use or development of our product candidate, competition, earlier than expected loss of exclusivity, pricing pressures, higher operating costs, geopolitical conflicts, changes in tax laws, prices that third parties are willing to pay for our IPR&D or similar assets in an arm’s-length transaction being less than the carrying value of our IPR&D, and other adverse market and economic environment changes or trends. Events or changes in circumstances may lead to significant impairment charges on our IPR&D in the future, which could materially adversely affect our financial condition and results of operations.

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

We outsource the manufacture of our MOLBREEVI product candidate and do not plan to establish our own manufacturing facilities. To manufacture our product candidate, we have made numerous custom modifications at CMOs, making us highly dependent on these CMOs. For clinical and commercial supplies, if approved, we have supply agreements with third party CMOs for drug substance, finished drug product, drug delivery devices and other necessary components of our MOLBREEVI product candidate. While we have secured long-term commercial supply agreements with many of the third party CMOs, we would need to negotiate agreements for commercial supply with several important CMOs, and we may not be able to reach agreement on acceptable terms. In addition, we rely on these third parties to conduct or assist us in key manufacturing development activities, including qualification of equipment, developing and validating methods, defining critical process parameters, releasing component materials, demonstrating comparability of drug substance and drug product, and conducting stability testing, among other things. If these third parties are unable to perform their tasks successfully in a timely manner, whether for technical, financial, or other reasons, we may be unable to secure clinical trial material, or commercial supply material if approved, which likely would delay the initiation, conduct, or completion of our clinical trials or prevent us from having enough commercial supply material for sale, which would have a material and adverse effect on our business. There have been and could be additional delays in the manufacturing supply chain for our product candidate, including delays in procurement of materials for certain of our clinical trials, potentially resulting in delays in clinical trials and recruitment. Further, we have experienced an increase in costs associated with the supply chain disruption. The extent to which circumstances such as global health threats, global conflicts, and social unrest impact our ability to procure sufficient supplies for the development and commercialization of our product candidate going forward will depend on the severity and duration of such circumstances. For example, one of our CMOs for drug substance operates in Argentina, which is experiencing high inflation, a weakening currency, labor strikes and social and political unrest. Those conditions could result in supply chain disruptions or increased costs.

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

Risks Related to Competition, Retaining Key Employees and Managing Growth

MOLBREEVI has received Orphan Drug Designation from the FDA and the EMA. If a competitor obtains Orphan Drug exclusivity for a product with the same active ingredient and route of delivery as molgramostim for autoimmune PAP, we may be unable to market our product candidate until the exclusivity of the competing product expires.

MOLBREEVI has received Orphan Drug Designation in the U.S. by the FDA and in Europe by the EMA for the treatment of autoimmune PAP. If approval is received to market MOLBREEVI, the FDA will not approve a similar product, with the same active ingredient as MOLBREEVI, for seven years and the EMA will not approve a similar product to MOLBREEVI for ten years, unless we are unable to produce enough supply to meet demand in the marketplace or another similar product with the same active ingredient is deemed clinically superior. Similar product candidates with the same active ingredient and route of delivery may be granted Orphan Drug Designation during the development, but the Orphan Drug exclusivity is granted only to the first of such products approved, which means there is risk that a competitor product candidate may receive approval and Orphan Drug exclusivity before us, thus preventing us from marketing our product candidate until the exclusivity of the competing product expires. Also, the Orphan Drug status will not prevent a competitor with a different active ingredient from competing with our product candidate. If we are prevented from marketing MOLBREEVI for autoimmune PAP due to a competitor’s Orphan Drug exclusivity, it would have a material adverse effect on our business.

We expect competition in the marketplace for our MOLBREEVI product candidate should it receive regulatory approval.

The development and commercialization of new drug products is highly competitive and subject to rapid and significant change. Developments by others may render potential application of our MOLBREEVI product candidate in autoimmune PAP obsolete or noncompetitive, even prior to completion of its development and approval. If successfully developed and approved, we expect our product candidate will face competition. We may not be able to compete successfully against organizations with competitive products, particularly large pharmaceutical companies. Many of our potential competitors have significantly greater financial, technical, and human resources than us, and may be better equipped to develop, manufacture, market, and distribute products. Many of these companies operate large, well-funded research, development, and commercialization programs, have extensive experience in nonclinical and clinical trials, obtaining FDA and other regulatory approvals, and manufacturing and marketing products, and have multiple products that have been approved or are in late-stage development. These advantages may enable them to receive approval from the FDA or any foreign regulatory agency before us and prevent us from competing due to their orphan drug protections. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, heightened awareness on the part of academic institutions, government agencies, and other public and private research organizations of the potential commercial value of their inventions have led them to actively seek to commercialize the technologies they develop, which increases competition for investment in our programs. Competitive products may be more effective, easier to dose, or more effectively marketed and sold than ours, which would have a material adverse effect on our ability to generate revenue.

Although we are not aware of any companies developing an inhaled form of GM-CSF for the treatment of autoimmune PAP, sargramostim (Leukine), a yeast-derived recombinant human granulocyte-macrophage colony stimulating factor, rhu-GM-CSF, which is a product of Partner Therapeutics, Inc., is being pharmacy-compounded and utilized by some patients in the U.S. for the off-label treatment of autoimmune PAP. We cannot assess the effectiveness of its off-label administration to patients with autoimmune PAP or the number of autoimmune PAP patients in the U.S. using Leukine as a pharmacy-compounded off-label treatment. Additionally, in April 2024, Partner Therapeutics’ partner, Nobelpharma Co. Ltd., received regulatory approval from the PMDA to market sargramostim for the treatment of autoimmune PAP in Japan. Sargramostim has the potential to present a material competitive threat to the commercial success of MOLBREEVI in Japan which could have a material adverse effect on our business.

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

We rely on IT systems, including third-party “cloud based” service providers, to keep financial records, maintain laboratory data, clinical data and corporate records, communicate with staff and external parties, and operate other critical functions. This includes critical systems such as email, other communication tools, electronic document repositories, and archives. If any of these third-party IT providers are compromised due to computer viruses, unauthorized access, malware, natural disasters, fire, terrorism, war, telecommunication failures, electrical failures, cyber-attacks, or cyber-intrusions over the internet, then sensitive emails or documents could be exposed or deleted. Similarly, we could incur business disruption if our access to the internet is compromised, and we are unable to connect with third-party IT providers. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion by computer hackers, foreign governments, or cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, we rely on those third parties to safeguard important confidential personal data regarding our employees and patients enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in a third-party IT provider’s operations, it could result in a disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in loss or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidate could be delayed or could fail.

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

In the ordinary course of business, we collect, receive, use, retain, transfer, and otherwise process, personal data and other sensitive and confidential information. As a result of our data processing activities, we are subject to a number of state, national, and foreign laws and regulations related to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including the General Data Protection Regulation (“GDPR”) in the EU, the UK GDPR and Data Protection Act 2018 in the UK, and numerous federal and state laws in the U.S. The scope of these laws can be broad, and the statutory penalties can be high. For example, the GDPR imposes stringent requirements for the processing of personal data of individuals within the EU and provides for substantial penalties for non-compliance that can be up to the greater of €20 million or 4% of global annual revenues.

The legal landscape in this area is rapidly evolving as different jurisdictions adopt new laws governing data privacy, which can differ in scope and applicability, subject to different interpretations, and be inconsistent among jurisdictions. In the U.S., California enacted the California Consumer Privacy Act in 2018, which requires covered companies to provide new disclosures to California consumers and affords those consumers new rights related to their personal data. Since then, additional states have adopted their own comprehensive data privacy laws. Outside the U.S., in addition to the GDPR and UK statutes referenced above, many jurisdictions either have data protection laws in place or continue to advance proposals for similar legislation and regulation. The increasing number, complexity, and potential inconsistency of current and future laws and regulations relating to privacy, data protection, and data security in the U.S. and other countries make our compliance obligations more difficult and costly. Because many of these laws are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement. As the laws to which we are subject increase and the requirements change, we may be required to implement additional mechanisms to comply, which may be difficult and require us to incur additional costs. If we or our vendors fail to comply with applicable data privacy laws or experience a breach of security that results in unauthorized disclosure of personal information, we could be subject to government investigations and enforcement actions, significant penalties, civil litigation, and reputational harm, and our business could be adversely impacted.

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

Our commercial success depends on our ability to adequately protect our intellectual property rights related to MOLBREEVI for the treatment of autoimmune PAP. We intend to rely on regulatory exclusivity, such as through Orphan Drug exclusivity, as our primary barrier to competition. Additionally, we have an exclusive supply agreement for the proprietary delivery device used for MOLBREEVI and a proprietary cell bank used in the production of the drug substance. Our success will depend on our ability to:

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

In addition to regulatory exclusivity, we have sought to protect our intellectual property rights by filing patent applications related to our MOLBREEVI product candidate; however, there is no guarantee that patents will issue from any pending or future applications or that claims allowed will be sufficient to protect the technology we develop or that is used by us, our CMOs, or our other service providers. The patent prosecution process is expensive and time-consuming; we may not be able to file or prosecute patents on certain aspects of our product candidate at a reasonable cost, in a timely fashion, or at all, and we may fail to identify patentable aspects of inventions made during development activities before it is too late to obtain patent protection. Further, defects of form in the preparation or filing of our patent applications may exist, or may arise in the future, which may cause them to be invalid or unenforceable.

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
•
our access to additional capital.

Our ability to successfully commercialize our product will depend on the extent to which governmental authorities, private health insurers, and other organizations establish what we believe are appropriate coverage and reimbursement for our product. The containment of healthcare costs has become a priority of governments worldwide, and the prices of drug products have been a focus in this effort. For example, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including one in May 2025 aiming to establish a “most favored nation” (“MFN”) drug pricing policy, which would tie U.S. drug prices to the lowest prices paid for drugs in other countries. Certain manufacturers have entered into voluntary agreements with the Trump Administration on MFN pricing, and the Centers for Medicare & Medicaid Services has announced initiatives that would take steps to implement MFN pricing for Medicaid and Medicare Parts B and D programs. Adoption or expansion of MFN pricing policies could result in downward pressure on U.S. pricing and may impact our decision about when or whether to launch MOLBREEVI in markets outside of the U.S., if approved. We expect that federal, state, and local governments in the U.S., as well as in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control, and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidate or what actions federal, state, or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation.

Furthermore, healthcare reform measures that may be adopted in the future are unpredictable, and the potential impact on our operations and financial position is uncertain, but may result in more rigorous coverage criteria, lower reimbursement, and additional downward pressure on the price we may receive for approved products. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products, if approved.

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

If MOLBREEVI is approved, we will be subject to applicable fraud and abuse, anti-kickback, physician payment transparency, and other healthcare laws and regulations, which could expose us to reputational harm, criminal prosecution, civil penalties, and other damages if it is determined we have failed to comply.

Although we do not currently have any drug products on the market, if MOLBREEVI is approved and we begin commercialization, we will be subject to healthcare statutory and regulatory requirements designed to prevent fraud and abuse and increase transparency. Healthcare providers, physicians, and third-party payers will play a primary role in the recommendation and prescription of MOLBREEVI, and our current and future arrangements with those parties may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute MOLBREEVI. The applicable laws and regulations are described under the heading, “Other Healthcare Laws and Compliance Requirements” in Part I, Item 1 – Business of this annual report on Form 10-K, and include, but are not limited to, the False Claims Act, Anti-Kickback Statute, and Physician Payments Sunshine Act.

Efforts to ensure that our future business arrangements with third parties comply with these laws and regulations could involve substantial costs and may require us to undertake or implement additional policies or measures. Although we strive to structure our business arrangements to comply with the applicable requirements, we may face claims by private parties, and claims, investigations and other proceedings by governmental authorities, relating to allegations that our business practices violate applicable law. Any such action against us, even if we successfully defend ourselves against it, could cause reputational harm, result in significant legal expenses, and divert our management’s attention from the operation of our business. If courts or governmental authorities conclude that we have violated the law, or we find it necessary or appropriate to settle any such claims, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.

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
•
adverse publicity relating to the autoimmune PAP market generally, including with respect to other products and potential products in such market;
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

In the past, following periods of volatility in the market price of a company’s securities, such as the decline in our stock price, stockholders have often instituted class action securities litigation against those companies. For example, in September 2025, a putative class action complaint was filed against the Company and certain of our executive officers asserting violations of federal securities laws, as further described in Note 10. Commitments in the notes to our consolidated financial statements in this annual report on Form 10-K. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

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

Item 2. Properties.

As of December 31, 2025, our corporate headquarters is located in Langhorne, Pennsylvania where we lease approximately 6,435 square feet of office space. Refer to Note 2. Summary of Significant Accounting Policies in the notes to our consolidated financial statements in this annual report on Form 10-K for additional discussion.

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

On September 8, 2025, a putative securities class action complaint, Ho, et al. v. Savara Inc., et al., was filed against the Company and certain of our executive officers in the United States District Court for the Eastern District of Pennsylvania. On each of December 4, 2025 and January 16, 2026, a stockholder derivative complaint was filed in the United States District Court for the Eastern District of Pennsylvania against our directors, certain of our officers, and the Company as a nominal defendant, Norman v. Pauls, et al. and Lasky v. Pauls, et al., respectively. Those stockholder derivative complaints were consolidated on February 3, 2026. The securities class action complaint was voluntarily dismissed by the co-lead plaintiffs on February 6, 2026, and the stockholder derivative complaint was voluntarily dismissed by the plaintiffs on February 12, 2026. For more information, see the description under the heading “Litigation” in Note 10. Commitments in the notes to our consolidated financial statements in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “SVRA.”

As of March 13, 2026, we had approximately 86 record holders of our common stock. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

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

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our sole program, MOLBREEVI, an inhaled biologic, is a granulocyte-macrophage colony-stimulating factor ("GM-CSF") in development for autoimmune pulmonary alveolar proteinosis ("autoimmune PAP"). Savara previously announced positive topline results from IMPALA-2, the Phase 3 clinical trial of MOLBREEVI in autoimmune PAP and the submission of the Biologics License Application ("BLA") to the FDA for MOLBREEVI in autoimmune PAP. In May 2025, Savara announced the Company had received a Refusal to File letter ("RTF") from the FDA. The Company resubmitted the BLA in December 2025 and requested Priority Review, and the FDA formally filed the BLA for MOLBREEVI in February 2026 and granted Priority Review. MOLBREEVI in autoimmune PAP has been granted Fast Track and Breakthrough Therapy Designations by the FDA, Orphan Drug Designation by the FDA and the European Medicines Agency ("EMA"), as well as Innovation Passport ("IP") and Promising Innovative Medicine ("PIM") designations by the UK’s Medicines and Healthcare Products Regulatory Agency ("MHRA"). Savara, together with its wholly-owned subsidiaries, which include Aravas Inc. and Savara ApS, operate in one segment with its principal office in Langhorne, Pennsylvania, though a majority of our employees work remotely.

Since inception, we have devoted substantially all of our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to December 31, 2025, we have raised net cash proceeds of approximately $738.1 million, primarily from underwritten offerings of our common stock, private placements of common stock, and debt financings.

We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $118.8 million and $95.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $608.1 million. Our operating losses primarily resulted from expenses attributed to our research and development programs and from general and administrative costs associated with our operations.

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

As of December 31, 2025, we had cash and cash equivalents of $33.2 million and short-term investments of $202.5 million. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Recent Events

BLA Submission Complete

On December 22, 2025, Savara announced that it had resubmitted the MOLBREEVI BLA to the FDA for the potential treatment of autoimmune PAP, a chronic and debilitating rare lung disease characterized by the abnormal build-up of surfactant in the alveoli. The Company requested Priority Review of the application. In February 2026, the FDA formally filed the BLA for MOLBREEVI and granted Priority Review.

October 2025 Underwritten Public Offering of Common Stock

On October 31, 2025, the Company sold pursuant to an underwritten public offering (i) an aggregate of 28,452,381 shares of the Company’s common stock for $4.20 per share, including 4,642,857 shares of common stock sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares, and (ii) pre-funded warrants to purchase an aggregate of 7,142,857 shares of common stock at an exercise price of $0.001 per share (the “2025 Pre-Funded

Warrants”) for $4.199 per pre-funded warrant (collectively, the “October 2025 Offering”). The October 2025 Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-279274), which was previously filed with the Securities Exchange Commission on May 9, 2024 and declared effective on May 21, 2024, and a prospectus supplement filed with the SEC on October 30, 2025. The October 2025 Offering resulted in net proceeds to the Company of approximately $140.2 million, after deducting final underwriting discounts, commissions, and other estimated offering expenses. The Company intends to use the net proceeds for working capital and general corporate purposes, which include, but are not limited to, the funding of clinical development of and pursuing regulatory approval for MOLBREEVI, investing in our commercialization infrastructure and supply, commercial launch preparation activities in the United States and European Union and general and administrative expenses.

Royalty Purchase and Sale Agreement

On October 29, 2025, we entered into the Purchase Agreement, pursuant to which the Purchaser agreed to pay us $75.0 million upon approval of MOLBREEVI by the FDA on or before March 31, 2027 and subject to satisfaction of other customary closing conditions, in exchange for a true sale of assigned interests, including the right to receive royalty payments equal to a percentage of Net Sales (as defined in the Purchase Agreement) of MOLBREEVI in the United States.

Debt Financing

On January 26, 2026, we entered into the First Amendment to the Hercules Loan Agreement. As amended, the Hercules Loan Agreement provides for the Company to borrow up to an aggregate of $105 million of term loans.

The First Amendment reset the timing and conditions to the Company’s ability to draw up to $75 million of additional term loans under the Loan Agreement, subject in each case to FDA approval of the Company’s MOLBREEVI product candidate for the treatment of autoimmune PAP (the “Approval Milestone”).

Pursuant to the First Amendment, upon achievement of the Approval Milestone, the Company may borrow up to $75 million of additional term loans under the Loan Agreement, as follows:

•
Up to $45 million through the earlier of (i) 120 days following the Approval Milestone or (ii) June 30, 2027 (the “First Post-Approval Tranche”).
•
Beginning upon the earlier of the full draw or expiration of the First Post-Approval Tranche, up to $30 million through the earlier of (i) 120 days following the Approval Milestone or (ii) June 30, 2027.

Refer to Note 7. Debt Facility and Note 16. Subsequent Events in the notes to our consolidated financial statements in this annual report on Form 10-K for additional discussion.

Litigation Dismissal

On February 6, 2026, the co-lead plaintiffs of the securities class action claim filed against the Company on September 8, 2025, as described in Note 10. Commitments to our consolidated financial statements in this Annual Report on Form 10-K, voluntarily dismissed the action without prejudice as to all defendants. On February 12, 2026, the plaintiffs in the stockholder derivative action described in Note 10. Commitments to our consolidated financial statements in this Annual Report on Form 10-K voluntarily dismissed the action without prejudice as to all defendants.

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

Results of Operations – Comparison of Years Ended December 31, 2025 and 2024

	Year ended December 31,		Dollar
	2025	2024	Change
(in thousands)
Operating expenses:
Research and development	$81,404	$78,029	$3,375
General and administrative	42,056	25,037	17,019
Depreciation and amortization	87	130	(43)
Total operating expenses	123,547	103,196	20,351
Loss from operations	(123,547)	(103,196)	(20,351)
Other income, net	4,710	7,315	(2,605)
Net loss	$(118,837)	$(95,881)	$(22,956)

Research and Development

Research and development expenses increased $3.4 million, or 4.3%, to $81.4 million for the year ended December 31, 2025 from $78.0 million for the year ended December 31, 2024. This increase is primarily due to the performance of tasks related to our MOLBREEVI program, which includes $5.7 million of costs related to regulatory affairs and quality assurance, primarily driven by the BLA submission; $0.5 million of costs related to our chemistry, manufacturing, and controls activities; $1.0 million other departmental overhead; partially offset by a decrease of $3.8 million in clinical costs.

General and Administrative

General and administrative expenses increased $17.0 million, or 68.0%, to $42.1 million for the year ended December 31, 2025 from $25.0 million for the year ended December 31, 2024. The increase is due to higher personnel and related costs, in terms of compensation and an increase in valuation and stock awards, driven by strategic workforce expansion to support and scale operations of $11.2 million; certain commercial activities of $3.1 million; and other overhead of $2.7 million primarily driven by expanded patient advocacy and medical affairs activities.

Other Income, Net

Other income, net decreased $2.6 million to $4.7 million for the year ended December 31, 2025 from $7.3 million for the year ended December 31, 2024. The decrease is primarily related to lower interest income as a result of reduced balances and less favorable rates and returns on our short-term investments, in addition to a loss on extinguishment of debt.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2025, we had $33.2 million in cash and cash equivalents, $202.5 million in short-term investments, and an accumulated deficit of $608.1 million. Since inception through December 31, 2025, our operations have been financed primarily by net cash proceeds of approximately $738.1 million, primarily from underwritten offerings of our common stock, private placements of common stock, and debt financings.

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

Debt Facility

As discussed in Note 7. Debt Facility and Note 16. Subsequent Events in the notes to the consolidated financial statements in this annual report on Form 10-K, on March 26, 2025, we entered into the Hercules Loan Agreement which was amended by the First Amendment on January 26, 2026. As amended, the Hercules Loan Agreement provides for the Company to borrow up to an aggregate of $105 million of term loans. Proceeds from the initial $30 million tranche drawn under the Hercules Loan Agreement were used to repay all outstanding obligations under the Amended Loan Agreement with Silicon Valley Bank, a division of First Citizens BancShares, with a carrying value of $29.9 million, to pay certain expenses incurred in connection with the financing, and for general corporate purposes. The First Amendment reset the timing and conditions to the Company’s ability to draw up to $75 million of additional term loans under the Hercules Loan Agreement, subject in each case to the Approval Milestone.

Pursuant to the First Amendment, upon achievement of the Approval Milestone, the Company may borrow up to $75 million of additional term loans under the Loan Agreement, as follows:

•
Up to $45 million through the earlier of (i) 120 days following the Approval Milestone or (ii) June 30, 2027.
•
Beginning upon the earlier of the full draw or expiration of the First Post-Approval Tranche, up to $30 million through the earlier of (i) 120 days following the Approval Milestone or (ii) June 30, 2027.

Common Stock Sales Agreement

Effective April 2, 2025, the Company terminated the Sales Agreement, dated July 6, 2021, with Evercore Group, LLC (the “ATM Agreement”), pursuant to which the Company had been authorized to conduct "at the market offerings" (as defined as defined in Rule 415 under the Securities Act of 1933, as amended) of its common stock. During the year ended December 31, 2024, the Company sold 6,038,650 shares of the Company’s common stock pursuant to the ATM Agreement resulting in net proceeds of $24.4 million. The Company did not sell any shares of common stock under the ATM Agreement during the year ended December 31, 2025.

Recent Underwritten Offerings of Common Stock

October 2025

We completed the October 2025 Offering, which resulted in net proceeds to the Company of approximately $140.2 million, after deducting final underwriting discounts, commissions, and other estimated offering expenses and including the underwriter's option to purchase additional shares of our common stock at the public offering price as discussed in Note 9. Stockholders’ Equity in the notes to the consolidated financial statements included in this annual report on Form 10-K.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2025	2024
	(in thousands)
Cash used in operating activities	$(101,037)	$(89,088)
Cash used in investing activities	(18,440)	(39,941)
Cash provided by financing activities	137,806	117,577
Effect of exchange rate changes on cash and cash equivalents	(277)	(5)
Net change in cash	$18,052	$(11,457)

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2025 was $101.0 million, consisting of a net loss of $118.8 million offset by a net increase in operating assets and liabilities of $5.0 million and $12.8 million of net noncash charges. The change in our net operating assets and liabilities was primarily due to an increase in accrued liabilities, specifically, compensation, research and development costs for MOLBREEVI, and the royalty agreement derivative. Net noncash charges are comprised of depreciation and amortization including right-of-use assets, amortization of debt issuance costs, loss on extinguishment of debt, accretion on discount to short-term investments, and stock-based compensation.

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

Cash flows from investing activities

Cash used in or provided by investing activities for the years ended December 31, 2025 and 2024 was primarily the result of net sale and maturities of short-term investments.

Cash flows from financing activities

Cash provided by financing activities of $137.8 million for the year ended December 31, 2025 was primarily the result of net proceeds from the October 2025 Offering, net proceeds from the Hercules Loan Agreement partially offset by repayment of the SVB Loan, and repurchase of shares for minimum tax withholdings. Refer to Note 9. Stockholders’ Equity of the consolidated financial statements in this annual report on Form 10-K for additional discussion of the October 2025 Offering.

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

As of December 31, 2025, we had cash, cash equivalents, and short-term investments of $235.7 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 10. Commitments – Manufacturing and Other of the consolidated financial statements in this annual report on Form 10-K, we may need to raise additional capital to further fund the development of and seek regulatory approvals for our product candidate and to begin commercialization of any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

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

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, of the consolidated financial statements in this annual report on Form 10-K for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We have market risk exposure related to our cash, cash equivalents, and short-term investment securities. Such interest earning instruments carry a degree of interest rate risk; however, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 1% change in interest rates during any of the periods presented would not have a material impact on our condensed consolidated financial statements. Additionally, our investment securities are fixed income instruments denominated and payable in U.S. dollars and have short-term maturities, typically less than twelve months, and typically carry credit ratings of “A” at a minimum by two of three Nationally Recognized Statistical Rating Organizations, specifically Moody’s, Standard & Poor’s, or Fitch. As such, we do not believe that our cash, cash equivalents, and short-term investment securities have significant risk of default or illiquidity.

Interest Rate Risk

We also have interest rate exposure related to our long-term debt. Refer to Note 7. Debt Facility and Note 16. Subsequent Events in the notes to the consolidated financial statements in this annual report on Form 10-K. The Hercules Loan Agreement bears interest equal to the greater of (i) the prime rate reported in The Wall Street Journal, plus 1.45%, which was 8.2% on December 31, 2025. Changes in the prime rate would have impacted our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on December 31, 2025, were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

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

Additionally, we have vendors in Denmark, the United Kingdom, and elsewhere in Europe, and pay those vendors in local currency, Danish Krone, British Pound Sterling or Euros, respectively. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Danish Krone. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States as well as the European Union and the United Kingdom. Our results of operations and cash flows may be adversely affected due to an expansion of non-U.S. dollar denominated contracts, growth of our international entities and operations and changes in foreign exchange rates or a weakening or strengthening of the USD against the Euro, British Pound Sterling and Danish Krone.

During the years ended December 31, 2025 and 2024, we recognized a gain on foreign currency translation of $0.7 million and a loss on foreign currency translation $0.5 million, respectively, recorded as a component of Other comprehensive income (loss) in our condensed statements of operations. In general, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business on December 31, 2025 would not have a material impact on our on our results of operations or financial condition. We are currently not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial & Administrative Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial & Administrative Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial & Administrative Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial & Administrative Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025 based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.

As a smaller reporting company, we were not required to obtain an audit on the effectiveness of our internal control over financial reporting as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information:

Rule 10b5-1 Trading Plans

Our policy governing transactions in our securities by our directors, officers and employees permits our directors, officers and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities adopted, modified or terminated by our executive officers and directors the quarter ended December 31, 2025, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c) (each, a Trading Plan).

Name and Title	Date of Adoption of Trading Plan	Scheduled Start Date of Trading Plan	Scheduled Expiration Date of Trading Plan	Maximum Shares Subject to Trading Plan	Date Plan Terminated (1)
David Ramsay Member of the Board of Directors	12/18/2025	12/18/2025	12/31/2026	400,000	N/A

(1) A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Certain information required by Part III of this report is omitted from this report pursuant to General Instruction G(3) of Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A for our 2026 annual meeting of stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included in the Proxy Statement that is required by Part III of this report is incorporated herein by reference.

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

Equity Compensation Plan Information

The table below provides information about our common stock that, as of December 31, 2025, may be issued upon the exercise of options and the vesting of RSUs under the following equity compensation plans (which are all our equity compensation plans; provided, however, that new equity awards may only be issued under the 2024 Omnibus Incentive Plan and the 2021 Inducement Plan):

•
Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”)
•
2024 Omnibus Incentive Plan (the “2024 Plan”)
•
Savara Inc. Stock Option Plan (the “2008 Plan”)
•
2021 Inducement Equity Incentive Plan (the "2021 Inducement Plan”)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2008 Plan (2)	127,612	$1.60	—
2015 Plan (3)	6,616,163	$2.60	—
2024 Plan (4)	10,120,937	$3.39	3,134,152
Equity compensation plans not approved by security holders
2021 Inducement Plan (5)	3,283,750	$2.59	1,098,321
Total	20,148,462		4,232,473

(1)
The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.
(2)
Represents shares issuable upon the exercise of outstanding options granted under the 2008 Plan.

(3)
Represents shares issuable upon the exercise of outstanding options granted under the 2015 Plan.
(4)
Includes 3,868,937 shares issuable upon the exercise of outstanding options granted under the 2024 Plan and 6,252,000 shares issuable upon the vesting of RSUs granted under the 2024 Plan.
(5)
Includes 2,630,750 shares issuable upon the exercise of outstanding options granted under the 2021 Inducement Plan and 653,000 shares issuable upon the vesting of RSUs granted under the 2021 Inducement Plan.

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

(1)
Financial Statements. The following report of RSM US LLP and financial statements:
•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets as of December 31, 2025 and 2024
•
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024
•
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024
•
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
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

Item 16. Form 10-K Summary.

Not applicable.

Exhibit Index

Exhibit Number	Description
3.1	Savara Inc. Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2024).
3.2	Amended and Restated Bylaws of Savara, Inc., dated March 28, 2023 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2023).
4.1	Form of common stock certificate of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2018.)
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

4.19	*	Description of Registered Securities.
4.20		Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2021.)
4.21		Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2023).
4.22	*	Form of Pre-Funded Warrant to Purchase Common Stock in October 31, 2025 public offering.
10.1	#	Savara Inc. Amended and Restated 2015 Omnibus Incentive Plan, as amended (Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on April 19, 2022.)
10.2	#

Form of Non-Statutory Stock Option Grant Agreement – Director (for grants to non-employee directors) under the 2015 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 16, 2015.)

10.3	#

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

10.6	#	Form of Grant of Restricted Stock Units under the 2015 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2017.)
10.7	#	Aravas Inc. (formerly Savara Inc.) Stock Option Plan (Incorporated by reference to Exhibit 10.53 to the Registrant’s Registration Statement on Form S-4 filed on February 10, 2017.)
10.8	#

Aravas Inc. (formerly Savara Inc.) Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.54 to the Registrant’s Registration Statement on Form S-4 filed on February 10, 2017.)

10.9		Savara Inc. 2021 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on January 20 2023.)
10.10

Form of Non-Statutory Stock Option Agreement – Under the 2021 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022.)

10.11

Form of Restricted Stock Unit Agreement (Inducement Award) – Under the 2021 Inducement Equity Incentive Plan (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2022.)

10.12	#	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 23, 2006.)
10.13	+

Commercial Supply Agreement dated April 24, 2015 between PARI Pharma GmbH and Serendex Pharmaceuticals A/S (Incorporated by reference to Exhibit 10.62 to the Registrant’s Registration Statement on Form S-4 filed on February 10, 2017.)

10.14	+

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

10.16		Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2019.)
10.17		Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2019.)

10.18	+

Manufacture and Supply Agreement, dated as of April 26, 2019, between Savara ApS and GEMABIOTECH SAU (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2019.)

10.19	+

Master Services Agreement by and between Savara Inc. and Parexel International (IRL) Limited, effective January 6, 2021 (Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2021.)

10.20	+

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

10.22

Amended and Restated Executive Employment Agreement, dated December 13, 2022, between Savara Inc. and David Lowrance (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2022.)

10.23	+

Amendment No. 1 to the Manufacture and Supply Agreement, dated December 7, 2022 entered into by and between Savara ApS and GEMABIOTECH SAU (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2023.)

10.24

Executive Employment Agreement, dated February 13, 2023, between Savara Inc. and Rob Lutz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2023.)

10.25		Lease Agreement, dated July 7, 2021, between Savara Inc. and 1717 OSSRE, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2023.)
10.26

First Amendment to Lease Agreement, dated February 28, 2023, between Savara Inc. and 1717 OSSRE, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2023.)

10.27	+

Amendment No. 2 to the Manufacture and Supply Agreement, dated December 13, 2023 entered into by and between Savara ApS GEMABIOTECH SAU (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2024.)

10.28	+

Master Services Agreement, dated February 13, 2024, by and between Fujifilm Diosynth Biotechnologies UK Limited, Fujifilm Diosynth Biotechnologies Texas, LLC, and Fujifilm Diosynth Biotechnologies U.S.A., Inc. and Savara Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2024.)

10.29		Savara Inc. 2021 Inducement Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on March 7, 2024).
10.30		Savara Inc. 2024 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed on June 10, 2024).
10.31	#

Form of Incentive Stock Option Award Agreement under the 2024 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on November 12, 2024.)

10.32	#

Form of Nonqualified Stock Option Award Agreement under the 2024 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on November 12, 2024.)

10.33	#

Form of Restricted Stock Unit Award Agreement under the 2024 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q filed on November 12, 2024.)

10.34

Executive Employment Agreement, dated October 15, 2024, between Savara Inc. and Braden Parker. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025.)

10.35

Executive Employment Agreement, dated August 24, 2023, between Savara Inc. and Anne Erickson. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025.)

10.36

Amended and Restated Executive Employment Agreement, dated March 13, 2025, between Savara Inc. and Kathleen McCabe. (Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025.)

10.37	+

Master Services Agreement by and between Savara ApS and Selvita S.A., effective January 17, 2024 (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2025.)

10.38

Loan and Security Agreement, dated March 26, 2025, between the Company and the lenders party thereto and Hercules Capital, Inc., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2025.)

10.39	*,#

Purchase and Sales Agreement By and Between Savara Inc. and 4010 Royalty Investments ICAV, an Umbrella Irish Collective Asset-Management Vehicle with Segregated Liability Between Sub-Funds, for and behalf of its Sub-Fund, 4010 Royalty Investments Fund 1, dated October 29, 2025.

10.40	*	Executive Employment Agreement, dated December 9, 2025, between Savara Inc. and Yasmine Wasfi.
10.41	*,#

First Amendment, dated January 26, 2025, to the Loan and Security Agreement March 26, 2025, between the Company and the lenders party thereto and Hercules Capital, Inc., as administrative agent and collateral agent.

10.42

Underwriting Agreement, dated October 29, 2025, by and among Savara Inc., Jefferies LLC and Piper Sandler & Co., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on October 30, 2025).

19.1		Insider Trading and Disclosure Policy. (Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K/A filed on April 25, 2025.)
21.1		List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2023.)
23.1	*	Consent of RSM US LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney included on page 67 of this Form 10-K
31.1	*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	**	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97		Clawback Policy
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)
	#	Indicates management contract or compensatory plan
	+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K.
	*	Filed herewith.
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

Savara Inc.

Date: March 13, 2026	By:	/s/ Matthew Pauls
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

Name	Title	Date

/s/ Matthew Pauls	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	March 13, 2026
Matthew Pauls

/s/ Dave Lowrance	Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)	March 13, 2026
Dave Lowrance

/s/ David Ramsay	Director	March 13, 2026
David Ramsay

/s/ Joseph McCracken	Director	March 13, 2026
Joseph McCracken

/s/ Nevan Elam	Director	March 13, 2026
Nevan Elam

/s/ Rick Hawkins	Director	March 13, 2026
Rick Hawkins

/s/ An Van Es-Johansson	Director	March 13, 2026
An Van Es-Johansson

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Savara Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Savara Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Research and Development Costs

As described in Note 2 to the financial statements, the Company records expenses of research and development activities, including nonclinical studies, third-party contract services for clinical trials, and manufacturing development. Clinical trials and contract manufacturing activities performed by third parties are expensed based upon estimates of work completed with respective contract research organizations (“CROs”) or contract manufacturing organizations (“CMOs”) and other third-party vendors. Though expenses are based on signed agreements, the complexity involved in determining expenses arises from agreements containing multiple milestones that require management’s analysis to determine expenses based on the progress made against benchmarks including but not limited to patients enrolled, services performed, and equipment purchased.

During 2025, the Company incurred $81.4 million of research and development expenses. The Company recorded an accrued liability of $6.4 million for expenses incurred but not yet invoiced, and a prepaid expense of $3.2 million for payments made to vendors in excess of costs incurred.

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

Boston, Massachusetts

March 13, 2026

Savara Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$33,180	$15,128
Short-term investments	202,522	181,199
Prepaid expenses and other current assets	5,914	5,808
Total current assets	241,616	202,135
Property and equipment, net	100	165
In-process R&D	11,636	10,337
Other non-current assets	84	242
Total assets	$253,436	$212,879
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,757	$4,545
Accrued expenses and other current liabilities	14,639	10,179
Total current liabilities	20,396	14,724
Long-term liabilities:
Long-term debt	29,907	26,619
Other long-term liabilities	—	87
Total liabilities	50,303	41,430
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized as of December 31, 2025 and 2024; 204,567,283 and 172,423,223 shares issued and outstanding as of December 31, 2025 and 2024, respectively	204	173
Additional paid-in capital	811,103	661,276
Accumulated other comprehensive loss	(87)	(750)
Accumulated deficit	(608,087)	(489,250)
Total stockholders' equity	203,133	171,449
Total liabilities and stockholders' equity	$253,436	$212,879

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share amounts)

	Years ended December 31,
	2025	2024
Operating expenses:
Research and development	$81,404	$78,029
General and administrative	42,056	25,037
Depreciation and amortization	87	130
Total operating expenses	123,547	103,196
Loss from operations	(123,547)	(103,196)
Other income, net:
Interest income, net	4,162	6,467
Foreign currency exchange gain	310	51
Tax credit income	784	797
Loss on extinguishment of debt	(546)	—
Total other income, net	4,710	7,315
Net loss	$(118,837)	$(95,881)
Net loss per share:
Basic and diluted	$(0.53)	$(0.48)
Weighted-average common shares outstanding:
Basic and diluted	222,387,531	198,191,936
Other comprehensive income (loss):
Gain (loss) on foreign currency translation	665	(523)
Unrealized gain (loss) on short-term investments	(2)	44
Total comprehensive loss	$(118,174)	$(96,360)

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2025 and 2024

(in thousands, except share amounts)

	Stockholders’ Equity
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance on December 31, 2023	138,143,545	$140	$533,872	$(393,369)	$(271)	$140,372
Issuance of common stock in underwritten public offering, net of offering cost	26,246,720	26	93,772	—	—	93,798
Issuance of common stock upon at the market offerings, net	6,038,650	6	24,368	—	—	24,374
Issuance of common stock upon exercise of stock options	388,185	—	347	—	—	347
Issuance of common stock for settlement of RSUs	1,117,750	1	(1)	—	—	—
Repurchase of shares for minimum tax withholdings	(286,627)	—	(995)			(995)
Issuance of common stock upon exercise of prefunded warrants	775,000	—	7	—	—	7
Reimbursement of commissions from prior issuance of common stock upon at the market sales, net	—	—	46	—	—	46
Stock-based compensation	—	—	9,860	—	—	9,860
Foreign exchange translation adjustment	—	—	—	—	(523)	(523)
Unrealized gain on short-term investments	—	—	—	—	44	44
Net loss	—	—	—	(95,881)	—	(95,881)
Balance on December 31, 2024	172,423,223	$173	$661,276	$(489,250)	$(750)	$171,449
Issuance of common stock and pre-funded warrants in underwritten public offering, net of offering cost	28,452,381	28	140,200	—	—	140,228
Issuance of common stock upon exercise of pre-funded warrants	2,165,021	2	—	—	—	2
Issuance of common stock upon exercise of stock options	190,686	—	347	—	—	347
Issuance of common stock for settlement of RSUs	2,148,000	1	(1)	—	—	—
Repurchase of shares for minimum tax withholdings	(812,028)	—	(5,140)	—	—	(5,140)
Stock-based compensation	—	—	14,421	—	—	14,421
Foreign exchange translation adjustment	—	—	—	—	665	665
Unrealized gain on short-term investments	—	—	—	—	(2)	(2)
Net loss	—	—	—	(118,837)	—	(118,837)
Balance on December 31, 2025	204,567,283	$204	$811,103	$(608,087)	$(87)	$203,133

The accompanying notes are an integral part of these consolidated financial statements.

Savara Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(118,837)	$(95,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87	130
Reduction in the carrying value of right-of-use assets	158	145
Amortization of debt issuance costs	453	271
Loss on extinguishment of debt	546
Accretion on discount to short-term investments	(2,866)	(5,442)
Stock-based compensation	14,421	9,860
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	97	(2,383)
Non-current assets	98	11
Accounts payable and accrued expenses and other current liabilities	4,806	4,201
Net cash used in operating activities	(101,037)	(89,088)
Cash flows from investing activities:
Purchase of property and equipment	(22)	(25)
Purchase of available-for-sale securities, net	(204,899)	(204,916)
Maturity of available-for-sale securities	182,200	165,000
Sale of available-for-sale securities, net	4,281	—
Net cash used in investing activities	(18,440)	(39,941)
Cash flows from financing activities:
Repayment of long-term debt	(27,229)	—
Proceeds from long-term debt, net	29,598	—
Issuance of common stock issued in underwritten offering, net of offering costs	140,228	93,798
Issuance of common stock upon exercise of prefunded warrants	2	7
Issuance of common stock upon at the market offerings, net	—	24,374
Proceeds from exercise of stock options	347	347
Reimbursement of commissions from the prior issuance of common stock upon at the market sales, net	—	46
Repurchase of shares for minimum tax withholdings	(5,140)	(995)
Net cash provided by financing activities	137,806	117,577
Effect of exchange rate changes on cash and cash equivalents	(277)	(5)
Increase (decrease) in cash and cash equivalents	18,052	(11,457)
Cash and cash equivalents beginning of period	15,128	26,585
Cash and cash equivalents end of period	$33,180	$15,128

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,201	$2,124

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

Liquidity

As of December 31, 2025, the Company had an accumulated deficit of approximately $608.1 million. The Company used cash from operations of approximately $101.0 million for the year ended December 31, 2025. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

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

The Company had cash and cash equivalents of $33.2 million and short-term investments of $202.5 million as of December 31, 2025, which is sufficient to fund the Company's operations for at least the next twelve months subsequent to the issuance date of its consolidated financial statements for the year ended December 31, 2025. The Company may continue to raise additional capital as needed through the issuance of additional equity securities and through borrowings and strategic alliances with partner companies. However, if such additional financing is not available timely and at adequate levels, the Company may need to reevaluate its long-term operating plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company currently maintains depository accounts with Silicon Valley Bank, an FDIC insured entity. In order to mitigate risks associated with our banking deposits, the Company maintains a significant portion of its liquidity in U.S. Treasury money market funds and other short-term investments with custodial services provided by U.S. Bank, N.A. and FNZ, refer to Note 5. Short-term Investments and Note 8. Fair Value Measurements.

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

The fair value of the investments is based on the specific quoted market price of the securities or comparable securities at the balance sheet dates. We review investments for impairment whenever the fair value of an available-for-sale security is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable. Unrealized losses are evaluated for impairment under Accounting Standards Update ("ASC") 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to net loss, and noncredit-related impairment is recognized in other comprehensive (loss) income, net of taxes. The fair value of the investments is based on the specific quoted market price of the securities or comparable securities at the balance sheet dates. Refer to Note 5. Short-term Investments for additional discussion.

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

Acquired In-Process Research and Development

In accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles – Goodwill and Other, the Company's acquired IPR&D is determined to have an indefinite life and, therefore, is not amortized. Instead, it is tested for impairment annually and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired.

With respect to the impairment testing of acquired IPR&D, Accounting Standards Update ("ASU") 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, provides for a two-step impairment process with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more-likely-than not (that is, a likelihood of more than 50%) that acquired IPR&D is impaired. If the Company chooses to first assess qualitative factors and it determines that it is more-likely-than not acquired IPR&D is not impaired, the Company is not required to take further action to test for impairment.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 (Topic 740), Income Taxes—Improvements to Income Tax Disclosures ("ASU 2023-09"), in order to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. The Company adopted this new standard for the year ended December 31, 2025. These amendments have been applied on a prospective basis in the financial statements. The required disclosure enhancements of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements. See Note 12. Income Taxes for further details.

Recent Accounting Pronouncements (Not Yet Adopted)

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses, consisted of (in thousands):

	December 31,
	2025	2024
Prepaid contracted research and development costs	$3,159	$4,179
R&D tax credit receivable	864	768
VAT receivable	390	275
Prepaid insurance	215	131
Royalty purchase and sale agreement derivative	394	—
Deposits and other	892	455
Total prepaid expenses and other current assets	$5,914	$5,808

Prepaid Contracted Research and Development Costs

As of December 31, 2025, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for MOLBREEVI for the treatment of autoimmune PAP and for CMC related activities. This includes prepaid amounts paid under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish R&D tax credit receivable earned by its subsidiary, Savara ApS, as of December 31, 2025. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2024, the Company generated a Danish R&D tax credit receivable of $0.8 million which was received in the fourth quarter of 2025. During the year ended December 31, 2025, the Company generated a Danish R&D tax credit receivable of $0.9 million which is expected to be received in the fourth quarter of 2026.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities, consisted of (in thousands):

	December 31,
	2025	2024
Accrued compensation	$6,552	$5,017
Accrued contracted research and development costs	6,380	3,912
Accrued general and administrative costs	1,338	1,134
Royalty agreement derivative liability	362	—
Lease liability	7	116
Total accrued expenses and other current liabilities	$14,639	$10,179

Accrued Compensation

As of December 31, 2025, Accrued compensation includes amounts to be paid to employees for salary, vacation and non-equity performance-based compensation. At the end of any period, the amount accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

Accrued Contracted Research and Development Costs

As of December 31, 2025, Accrued contracted research and development costs are primarily comprised of costs associated with MOLBREEVI for the treatment of autoimmune PAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

5. Short-term Investments

Short-term Investments in Available-for-Sale Securities

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$202,290	$232	$—	$202,522
Total short-term investments	$202,290	$232	$—	$202,522

As of December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$180,961	$255	$(17)	$181,199
Total short-term investments	$180,961	$255	$(17)	$181,199

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

There were no significant realized gains or losses related to investments for the years ended December 31, 2025 and 2024.

6. Property and Equipment, Net

Property and equipment, net consisted of (in thousands):

	December 31,
	2025	2024
Research and development equipment	$1,102	$1,102
Equipment	878	772
Furniture and fixtures	120	120
Leasehold improvements	333	333
Total property and equipment	2,433	2,327
Less accumulated depreciation	(2,333)	(2,162)
Property and equipment, net	$100	$165

Depreciation expense for the years ended December 31, 2025 and 2024 was minimal.

7. Debt Facility

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

The initial advance of $30 million under the Hercules Loan Agreement was drawn on the Closing Date and used to repay all outstanding obligations under the Company’s prior term loan with Silicon Valley Bank ("SVB Loan"), to pay the Company’s expenses in connection with the Hercules Loan Agreement, and for general corporate purposes. The Hercules Loan Agreement provides the Company may make further draws in the following tranches: (i) subject to FDA approval of the Company’s MOLBREEVI product candidate for the treatment of autoimmune PAP (the “Approval Milestone”), (a) up to $40 million on or prior to March 15, 2026 and (b) up to $40 million on or prior to December 15, 2026; (ii) subject to the Company achieving a trailing six months' net product revenue from the sale of MOLBREEVI of at least seventy-five percent of an agreed upon revenue plan for any reporting period following March 31, 2027 (the “Revenue Milestone”), up to $20 million on or prior to December 31, 2027; and (iii) subject to approval by the Lenders’ investment committees, up to $70 million.

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

As of December 31, 2025, approximately $0.4 million of fees consisting of legal, commitment and facility charges, paid to the Lenders were capitalized and will be amortized over the term of the Hercules Loan Agreement.

The Company has identified certain embedded features within the Hercules Loan Agreement. The Company assessed these features and determined the one feature related to Default Penalty interest due upon an event of default is required to be bifurcated from the debt and accounted for separately at fair value. As of December 31, 2025, the Default Penalty does not have a discernable fair value and no amounts are recorded.

The Company accounted for the repayment of the SVB Loan as an extinguishment in accordance with the guidance in ASC 470-50 and recognized a loss associated with the extinguishment of approximately $0.5 million in other income(expense) in the accompanying consolidated statements of operations and comprehensive loss for the twelve months ended the year ended December 31, 2025.

On January 26, 2026, the “Company entered into a First Amendment (the “First Amendment”) to the Hercules Loan Agreement, with Lenders and Hercules Capital, Inc., as administrative agent and collateral agent. As amended, the Loan Agreement provides for the Company to borrow up to an aggregate of $105 million of term loans.

The First Amendment reset the timing and conditions to the Company’s ability to draw up to $75 million of additional term loans under the Hercules Loan Agreement, subject in each case to achievement of the Approval Milestone.

Pursuant to the First Amendment, upon achievement of the Approval Milestone, the Company may borrow up to $75 million of additional term loans under the Hercules Loan Agreement, as amended, as follows:

•
Up to $45 million through the earlier of (i) 120 days following the Approval Milestone or (ii) June 30, 2027 (the “First Post-Approval Tranche”).
•
Beginning upon the earlier of the full draw or expiration of the First Post-Approval Tranche, up to $30 million through the earlier of (i) 120 days following the Approval Milestone or (ii) June 30, 2027.

Refer to Note 16. Subsequent Events in the notes to our consolidated financial statements in this annual report on Form 10-K for additional discussion.

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,
2026	$—
2027	—
2028	11,297
2029	14,747
2030	6,041
Total future minimum payments	32,085
Unamortized end of term charge	(1,767)
Debt fees	(411)
Total debt	29,907
Current portion of long-term debt	—
Long-term debt	$29,907

8. Fair Value Measurements

The Company measures and reports certain financial instruments at fair value on a recurring basis and evaluates its financial instruments subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level in which to classify them in each reporting period.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company categorizes its financial assets and liabilities measured and reported at fair value in the financial statements on a recurring basis based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs used to determine the fair value of financial assets and liabilities, are as follows:

•
Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•
Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the assets or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life
•
Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Each major category of financial assets and liabilities measured at fair value on a recurring basis is categorized based upon the lowest level of significant input to the valuations. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company determined that certain investments in debt securities classified as available-for-sale securities were Level 1 financial instruments.

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

The fair value of these instruments as of December 31, 2025 and 2024 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2025
Cash equivalents:
U.S. Treasury money market funds	$32,210	$—	$—	$32,210
Short-term investments:
U.S. government securities	202,522	—	—	202,522
Current liabilities:
Royalty purchase and sale agreement derivative	—	—	362	362
As of December 31, 2024
Cash equivalents:
U.S. Treasury money market funds	$13,802	$—	$—	$13,802
Short-term investments:
U.S. government securities	181,199	—	—	181,199

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the years ended December 31, 2025 and 2024.

Royalty Purchase and Sale Agreement Derivative Liability

The derivative liability arose from the royalty purchase and sale agreement entered on October 29, 2025, as further described in Note 10. Commitments, under which the seller has the option to prepay the buyer and the buyer may require the seller to remunerate proceeds of $4.0 million upon a change of control, as further defined, prior to approval of MOLBREEVI by the FDA on or before March 31, 2027. The fair value of the derivative liability is estimated utilizing a probability-adjusted discounted cash flow approach and is performed quarterly with gains and losses included within change in fair value of the derivative liability in the consolidated statements of comprehensive loss. This obligation would be settled in cash. As of October 29, 2025 and December 31, 2025, the Company assessed a 20% probability that a change of control would occur prior to the closing date of the royalty purchase and sale agreement and a 50% probability that the purchaser would exercise its right to the prepayment, which would terminate the royalty purchase and sale agreement. After taking into consideration the probability of repayment, the time value of money, and the counterparty credit risk, the estimated fair value of the put option derivative liability as $363 thousand and $362 thousand as of the October 29, 2025 and December 31, 2025 measurement dates, respectively.

The derivative liability has been classified as a Level 3 recurring liability as its valuation requires substantial judgment and estimation of factors that are not currently observable in the market. If different assumptions were used for the inputs to the valuation approach, the estimated fair value could be significantly different than the fair value the Company determined. The derivative liability is expected to either be settled or absolved within twelve months and is therefore classified as a current liability in the consolidated balance sheet.

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

As of December 31, 2025 and 2024, the Company had IPR&D of approximately $11.6 million and $10.3 million, respectively. For the years ended December 31, 2025 and 2024, the Company experienced an increase of approximately $1.3 million and an decrease of approximately $0.6 million, respectively, in the carrying value of IPR&D, which was due to foreign currency translation.

9. Stockholders’ Equity

Underwritten Offering of Common Stock

October 2025

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

The Company determined that the securities issued in the October 2025 Offering were free-standing and that the 2025 Pre-Funded Warrants meet the equity classification requirements pursuant to ASC 480, Distinguishing Liability from Equity, ASC 815, Derivatives and Hedging and Subtopic 815-40, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

The October 2025 Offering resulted in net proceeds to the Company of approximately $140.2 million, after deducting final underwriting discounts, commissions, and other estimated offering expenses, as follows (in thousands):

Financial instruments	Proceeds
Common stock	$119.5
2025 Pre-funded warrants	30.0
Total	$149.5
Estimated offering expenses	(9.3)
Net proceeds	$140.2

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

During the year ended December 31, 2024, the Company sold 6,038,650 shares of the Company’s common stock to a single institutional investor pursuant to the Sales Agreement resulting in net proceeds of $24.4 million. The Company did not sell any shares of common stock under the Sales Agreement during the year ended December 31, 2025.

Common Stock

The Company’s amended and restated certificate of incorporation, as amended, authorizes the Company to issue 301,000,000 shares of capital stock, consisting of 300,000,000 shares of common stock with $0.001 par value per share and 1,000,000 shares of preferred stock with $0.001 par value per share.

The following is a summary of the Company’s common stock at December 31, 2025 and 2024:

	December 31
	2025	2024
Common stock authorized	300,000,000	300,000,000
Common stock outstanding	204,567,283	172,423,223

The Company’s shares of common stock reserved for issuance as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
Pre-funded PIPE Warrants	3,615,516	5,780,537
2021 Pre-funded Warrants	32,175,172	32,175,172
2023 Pre-funded Warrants	5,666,667	5,666,667
2025 Pre-funded Warrants	7,142,857	—
Stock options outstanding	13,243,462	13,554,621
Issued and non-vested RSUs	6,905,000	4,677,500
Total shares reserved	68,826,467	61,932,290

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of December 31, 2025:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	48,600,212	$0.001
	48,678,005

Accumulated Other Comprehensive Income (Loss) Information

The components of accumulated other comprehensive income (loss) as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(461)	$190	$(271)
Change	(523)	44	(479)
Balance, December 31, 2024	$(984)	234	$(750)
Change	665	(2)	663
Balance, December 31, 2025	$(319)	$232	$(87)

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

As of December 31, 2025, the carrying value of the right-of-use assets for the operating lease was approximately $0.1 million, which is reflected in Prepaid expenses and other current assets and the carrying value of the lease liabilities for the operating lease experienced a minimal decrease, which is reflected in Accrued expenses and other current liabilities.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2025 (in thousands):

Year ending December 31,
2026	$87
Total future minimum lease payments	$87
Less imputed interest	(2)
Total	$85

Operating cash flows from operating leases	$175
Weighted-average remaining lease term (in months) - operating leases	6
Weighted-average discount rate - operating leases	7.8%

Manufacturing and Other Commitments and Contingencies

The Company has entered into a number of contracts for the manufacture of its product candidate, MOLBREEVI. Some of these, as enumerated below entail various royalties and manufacturing and development payments.

FujiFilm Diosynth (“Fuji”)

In February 2024, the Company entered into a master services agreement with Fuji to provide development and manufacturing services related to the active pharmaceutical ingredient (“API”) for the Company’s MOLBREEVI product candidate in accordance with the terms of separate scope of work agreements and to perform a manufacturing campaign for process performance qualification of the API of MOLBREEVI. Under that master services agreement, work orders and subsequent change orders, the Company is currently obligated to pay Fuji, in total, estimated fees of $44.6 million of which $15.6 million and $15.9 million has been recognized as expense during the years ended December 31, 2025 and 2024. Amounts payable for future services are subject to various cancellation fees ranging from ten percent (10%) to one hundred percent (100%) of the cost of the respective activity based upon the timing of the commencement date and status of the activity.

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

Milestone Payments

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

December 31, 2025
MOLBREEVI manufacturer:
Achievement of certain milestones related to validation of API and regulatory approval of MOLBREEVI	$200
MOLBREEVI nebulizer manufacturer:
Achievement of various development activities and regulatory approval of nebulizer utilized to administer MOLBREEVI	587
Total manufacturing and other commitments	$787

The milestone commitments disclosed above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of December 31, 2025.

Contract Research

As part of its development of MOLBREEVI for the treatment of autoimmune PAP, the Company entered into a Master Services Agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel provides contract research services related to clinical trials. Contemporaneously with entering the MSA in January 2021, a work order was executed with Parexel, under which they provide services related to the IMPALA-2 trial. From inception of the original work order and subsequent change orders through trial close-out activities, the Company is obligated to pay Parexel service fees, pass-through expenses, and investigator fees estimated to be approximately $51.3 million over the course of the IMPALA-2 clinical trial and trial close-out activities of which $8.0 million and $9.2 million has been recognized as expense during the years ended December 31, 2025 and 2024, respectively.

In the second quarter of 2024, the Company initiated an open-label, multicenter clinical trial of MOLBREEVI in pediatric subjects with autoimmune PAP ("IMPACT") under a separate work order with Parexel. Pursuant to the IMPACT trial, Parexel currently has the opportunity to earn up to approximately $5.6 million in various milestone payments primarily dependent upon patient enrollment, site management, project oversight and the compliance with defined study protocols of which $1.1 million and 1.3 million was recognized in the years ended December 31, 2025 and 2024, respectively.

Royalty Purchase and Sale Agreement

On October 29, 2025, the Company entered into a purchase and sale agreement (the “Purchase Agreement”) with funds managed by RTW Investments, LP (the “Purchaser”). Under the terms of the Purchase Agreement, the Purchaser has agreed to pay the Company $75.0 million (the “Purchase Price”) upon approval of MOLBREEVI by the FDA on or before March 31, 2027 (the date of such payment, the "Closing Date") and subject to satisfaction of other customary closing conditions, in exchange for a true sale of assigned interests, including the right to receive royalty payments equal to a percentage of Net Sales (as defined in the Purchase Agreement) of MOLBREEVI in the U.S. The royalty rate is tiered, with the payments ranging from 7.0% to 1.0% of Net Sales in each calendar year, with the 7.0% tier increasing to 9.5% for a calendar year if the prior year’s Net Sales do not achieve a specified level. The royalty payments commence in the first calendar quarter in which there is a commercial sale of MOLBREEVI in the United States and end upon the receipt by the Purchaser of $187.5 million (the “Maximum Payment”). The Purchase Agreement includes a buy-back option that may allow the Company to pay a specified amount up to the Maximum Payment to terminate the Purchase Agreement and all obligations in the event of certain changes of control within two years of receipt of the Purchase Price. Unless otherwise agreed with the Purchaser, the Company is required to use a portion of the Purchase Price to repay all outstanding indebtedness. The Purchase Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, incur indebtedness (which restrictions are eliminated after the achievement by the Company of a specified amount of Net Sales), and other provisions customary for transactions of this nature, in each case subject to certain exceptions set forth in the Purchase Agreement.

Under the Purchase Agreement, upon the occurrence of a Change of Control of the Company (as defined in the Purchase Agreement) the Company has the option to prepay (“Company Call”) and the Purchaser has the option to demand the prepayment (“Buyer Put”) of a specified amount and terminate the Purchase Agreement. The revenue-based repayments to the Buyer (“Revenue-Based Payment”) will be established on a schedule of royalty rates as a factor of Annual Net Sales, including applicable ratchets in the definition of a Royalty Rate, until the Royalty Cap is reached.

The Company has identified the embedded features in the Purchase Agreement and concluded that the Buyer Put Option and the Company Call Option are embedded derivatives that must be bifurcated under ASC 815-10-15-83 and ASC 815-15-25-1, Derivatives and Hedging.

Accordingly, the Company has recorded the royalty agreement derivative as of the date of issuance and determined its fair value to be approximately $0.4 million as of the issue date and December 31, 2025. The Company has also capitalized the amount as deferred issuance costs, subject to straight line amortization up until the Closing Date, which is reflected in Prepaid expenses and other current assets and recorded a derivative liability reflected in Accrued expenses and other current liabilities, subject to periodic fair value remeasurement

In addition, direct and incremental Company issuance costs as well as reimbursed Buyer expenses have been capitalized by the Company and amortized over the expected term of the arrangement. Upon the Purchase Agreement closing, the remaining balance will be applied against the proceeds received and subsequently amortized using the effective interest method.

Risk Management

The Company maintains various forms of insurance that the Company's management believes are adequate to reduce the exposure to these risks to an acceptable level.

Employment Agreements

On December 8, 2020, the Company entered into an employment agreement with the Chief Executive Officer ("CEO"), which was amended and restated on December 13, 2022, whereby the CEO is entitled to payments and benefits upon certain events. Upon (i) termination without cause, (ii) termination due to the CEO’s death or disability, or (iii) the CEO’s resignation for good reason, the CEO is entitled to receive (i) a lump sum payment equal to 18 months of base salary, (ii) a lump sum payment equal to 100% of his target bonus, (iii) a pro-rated portion of the unpaid target bonus based upon the number of days he was employed by the Company during the relevant performance period, (iv) reimbursement for continued coverage under medical benefit plans for 18 months or until covered under a separate plan from another employer, and (v) the immediate and full vesting of outstanding non-vested Company equity awards. Additionally, all of the CEO’s outstanding stock options will be exercisable through the earlier of (x) the 18-month anniversary of the termination date or (y) the original expiration date.

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

Each of the Company’s Chief Financial & Administrative Officer (“CFO”), Chief Medical Officer (“CMO”), Chief Operating Officer ("COO"), Chief Business Officer ("CBO"), Chief Commercial Officer ("CCO") and Chief Legal Officer ("CLO") has entered into an employment agreement with the Company that entitles them to payments and benefits if the CFO, CMO, COO, CBO, CCO or CLO, respectively, is (i) terminated without cause, (ii) terminated due to death or disability, or (iii) resigns for good reason, which includes (i) a lump sum payment equal to 12 months of base salary and a pro-rated portion of their unpaid bonus, (ii) reimbursement for continued coverage under medical benefit plans for 12 months or until covered under a separate plan from another employer, and (iii) accelerated vesting of outstanding non-vested Company equity awards that would have otherwise vested had the executive remained employed by the Company for an additional 12 months. Upon a termination other than for cause, death or disability or upon resignation for good reason within three months prior to or 12 months following a change in control, the CFO, CMO, COO, CBO, CCO or CLO is entitled to receive (i) a lump sum payment of an amount equal to 18 months of base salary, plus 100% of their target bonus, plus a pro-rated portion of their unpaid target bonus, (ii) a lump sum payment equal to the amount required to continue coverage under medical benefit plans for 18 months, and (iii) the immediate and full vesting of outstanding non-vested options at the time of such termination.

Litigation

On September 8, 2025, a putative securities class action complaint, Ho, et al. v. Savara Inc., et al., was filed against the Company and certain of our executive officers in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company regarding its regulatory filings for MOLBREEVI as a therapy to treat patients with autoimmune PAP. The plaintiffs seek unspecified damages, costs and expenses, including attorneys’ fees. On each of December 4, 2025 and January 16, 2026, a stockholder derivative complaint was filed in the United States District Court for the Eastern District of Pennsylvania against our directors, certain of our officers, and the Company as a nominal defendant, Norman v. Pauls, et al. and Lasky v. Pauls, et

al., respectively. The derivative complaints arise out of similar allegations as the securities class action and were consolidated and stayed pending further proceedings in the securities class action. In each of the derivative complaints, the plaintiffs seek changes to the Company’s corporate governance and internal procedures, as well as unspecified monetary damages, costs and expenses, including attorneys’ fees.

On February 6, 2026, the co-lead plaintiffs in the securities class action voluntarily dismissed the action without prejudice as to all defendants. On February 12, 2026, the plaintiffs in the stockholder derivative action voluntarily dismissed the action without prejudice as to all defendants.

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe it is party to any claim or litigation the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

11. Stock-Based Compensation

The Company’s 2024 Omnibus Incentive Plan (the “2024 Plan”) was adopted by the Company’s board of directors in March 2024, was approved by the Company’s stockholders on June 6, 2024, and became effective on June 7, 2024. The 2024 Plan was intended to replace the Company’s Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”), and upon the effectiveness of the 2024 Plan, no further grants may be made under the 2015 Plan. All outstanding awards under the 2015 Plan will continue in accordance with the 2015 Plan and any award agreement executed in connection with such outstanding awards. The 2024 Plan provides for the grant of stock options (both incentive stock options and non-statutory stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units ("PSUs"), and other stock-based awards. Stock-based awards are subject to terms and conditions established by the board of directors or the compensation committee of the board of directors. As of December 31, 2025, the number of shares of common stock available for grant under the 2024 Plan was 3,134,152 shares.

The Company’s 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) was adopted by the Company’s board of directors in May 2021 and subsequently amended to increase the shares available for grant. The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, PSUs, and performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of December 31, 2025, the number of shares of common stock available for grant under the Inducement Plan was 1,098,321 shares.

The Savara Inc. Stock Option Plan (the “2008 Plan”) was adopted in 2008, and the Company no longer issues awards under the 2008 Plan. As of December 31, 2025, the Company had options outstanding to purchase 127,612 shares of common stock under the 2008 Plan. The outstanding awards granted under the 2008 Plan are fully vested and generally have a maximum contractual term of ten years.

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

Restricted stock units, including PSUs, are valued at the closing market price of the Company’s common stock on the date of grant.

During the year ended December 31, 2025, the Company granted 4,545,000 PSUs (the “2025 PSUs”) to certain of its employees and non-employee service providers. The 2025 PSUs are subject to certain performance conditions and a service condition. The performance conditions range from (i) FDA approval of the Company’s BLA for MOLBREEVI for the treatment of autoimmune PAP, of which 225,000 PSUs require approval on or before a specified date, (ii) the European Medicines Agency approval of the Company’s marketing authorisation application for MOLBREEVI for the treatment of autoimmune PAP, (iii) the achievement of a certain revenue target, or (iv) a combination of some the aforementioned performance conditions. The service condition is continuous employment or service with the Company through the date the performance obligations may be achieved. The potential payout of the award ranges from 0% to 100% of the target, dependent on the achievement of the performance conditions and their respective weighting towards the vesting of the 2025 PSUs as predetermined by the Company. The Company began recognizing and recording compensation cost on a straight-line basis in the consolidated statements of comprehensive loss upon the grant date of the 2025 PSU grants as the performance conditions were deemed probable by the Company. Any forfeitures of unvested awards that occurs after the recognition of compensation cost will result in the cumulative reversal of expense in the period in which the forfeiture occurs.

The following table summarizes the assumptions used for estimating the fair value of stock options granted to employees for the years ended December 31, 2025 and 2024:

	2025	2024
Risk-free interest rate	3.67% - 4.51%	3.58% - 4.55%
Expected term (years)	6.44 - 6.71	6.06 - 9.26
Expected volatility	114.3%	90.9% - 114.6%
Dividend yield	0%	0%

Stock-Based Award Activity

The following tables provide a summary for stock option and RSU activity for the year ended December 31, 2025:

Stock Options:

	Shares Underlying Option Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000's)
Outstanding at December 31, 2024	13,554,621	$2.79	7.89	$11,586
Granted	409,500	3.26	6.06
Exercised	(192,159)	1.85		$324
Expired/cancelled/forfeited	(528,500)	1.92
Outstanding at December 31, 2025	13,243,462	$2.82	6.94	$46,078
Options exercisable at December 31, 2025	8,364,040	$2.56	5.99	$32,198

The weighted-average grant date fair values for the Company’s stock options granted during the years ended December 31, 2025 and 2024 were $2.82 per share and $3.47 per share, respectively. The total compensation cost related to non-vested stock options not yet recognized as of December 31, 2025 was $13.1 million, which will be recognized over a weighted-average period of approximately 2.7 years.

During the years ended December 31, 2025 and 2024, the Company did not grant any options to purchase shares of common stock to non-employees. The Company recorded a minimal amount of stock-based compensation expense for options issued to non-employees for the years ended December 31, 2025 and 2024, respectively.

RSUs:

	Shares Underlying Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	4,677,500	$3.83
Granted	5,080,500	6.11
Vested	(2,148,000)	4.03
Expired/cancelled/forfeited	(545,000)	—
Vested and deferred settlement	(160,000)	3.35
Outstanding at December 31, 2025	6,905,000	$5.40

RSUs with deferred settlement are considered equity-classified awards as the Company does not have an obligation to settle the awards in cash and the participant cannot accelerate settlement. The Company recognizes compensation expense on a straight-line basis over the requisite service period based on the grant-date fair value of the awards. As of December 31, 2025, the Company had 160,000 vested RSUs with deferred settlement outstanding, representing deferred shares to be issued in future periods. These shares are reflected as issued and outstanding for accounting purposes only upon physical delivery of the shares. The total compensation cost related to unvested RSUs not yet recognized as of December 31, 2025 was $32.1 million, which will be recognized over a weighted-average period of 1.9 years.

Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Research and development	$4,055	$4,453
General and administrative	10,366	5,407
Total stock-based compensation	$14,421	$9,860

12. Income Taxes

The components of loss before income taxes for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Domestic	$(84,300)	$(63,256)
Foreign	(34,537)	(32,625)
Total	$(118,837)	$(95,881)

The Company did not record a federal tax benefit or expense for the years ended December 31, 2025 and 2024. The Company recorded a minimal state provision for income taxes for the year ended December 31, 2024 and no state provision for income taxes for the year ended December 31, 2025 due to revenues below the minimum tax threshold. The components of the income tax expense are as follows for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	9
Foreign	—	—
Total Current	—	9
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	—	—
Total income tax expense	$—	$9

As noted above, we adopted ASU 2023-09 on a prospective basis effective January 1, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025:

	December 31, 2025

Federal	$(24,956)	21.00%
Other States	—	0.00%
Foreign
Income taxes, net of amounts refunded
Statutory tax rate difference between DK and US	(345)	0.29%
Change in valuation allowance	6,968	-5.86%
Other	630	-0.53%
Tax credits
Orphan drug tax credit	(8,033)	6.76%
Change in valuation allowance	23,375	-19.67%
Nontaxable or Nondeductible Items
Imputed Interest Income	1,810	-1.52%
162(m) Limitation	1,150	-0.97%
Other	(604)	0.50%
Other adjustments
Other	5	0.00%
Total	$—	0.00%

(a)
The company does not have any state income tax in current year.

A reconciliation of the expected income tax results computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the year ended December 31, 2024 (in thousands):

December 31, 2024
Income tax benefit computed at federal statutory tax rate	$(20,135)
State taxes, net of federal	7
Change in valuation allowance	29,911
Orphan drug & research credits generated	(9,659)
Impact of foreign operations	(338)
Foreign deferred tax asset - true up	(750)
Actualization and deferred tax asset - true up	(214)
Imputed interest	1,498
Permanent differences	(311)
Other	—
Total	$9

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based upon the Company’s lack of earnings history. During the years ended December 31, 2025 and 2024, the valuation allowance increased by $35.4 million and $33.5 million, respectively.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax liabilities:
ROU assets	$23	$67
Other	397	687
Total deferred tax liabilities	420	754
Deferred tax assets:
Net operating loss carryforwards	85,643	58,384
Intangible assets	111	379
Amortization	—	1,263
Credit carryforwards	30,656	22,624
Section 174 research and development expenses	20,007	20,058
ROU liabilities	2	56
Depreciation	315	272
Stock-based compensation	4,448	3,618
Accrued liabilities & other	1,969	1,456
Total deferred tax assets	143,151	108,110
Subtotal	142,731	107,356
Valuation allowance	(142,731)	(107,356)
Net deferred taxes	$—	$—

The Company completed a Section 382 analysis to determine the amount of losses that are currently available for potential offset against future taxable income. Based on the analysis, it was determined that the utilization of the Company's NOLs and tax credit carryforwards generated in tax periods up to and including December 2019 are substantially limited and may result in the expiration of such carryforwards prior to utilization. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders in the stock of a corporation by more than 50 percentage points in the aggregate over a three-year period. Since the Company's formation, it has raised capital through public and private issuance of common stock on several occasions which have ultimately resulted in multiple changes in ownership, as defined by Section 382. As of December 31, 2025 and 2024, the Company still has $53.9 million of federal Section 382 NOLs, collectively, which are included in the federal NOL carryforwards below, that are severely limited in future years.

As of December 31, 2025 and 2024, the Company had foreign NOL carryforwards of approximately $177.1 million and $137.7 million, respectively, which have an indefinite carryforward period. After taking the Section 382 limitations discussed into account, as of December 31, 2025 and 2024, the Company had NOLs for federal income tax purposes of approximately $195.3 million and $126.0 million, respectively. Federal NOL carryforwards of $5.2 million begin to expire in 2037, with $190.1 million not having an expiration date. As of December 31, 2025 and 2024, the Company had state NOL carryforwards of approximately $96.0 million and $25.3 million, respectively. The state NOL carryforwards begin to expire in 2037.

As of December 31, 2025 and 2024, the Company also had available research and orphan drug tax credit carryforwards for federal income tax purposes of approximately $30.2 million and $22.1 million, respectively. If not utilized, these carryforwards expire at various dates beginning in 2039. As of December 31, 2025 and 2024, the Company had state research and development tax credit carryforwards of approximately $0.5 million and $0.5 million, respectively, which will begin to expire in 2034 if not utilized.

Law Changes

On July 4, 2025, H.R. 1 – OBBBA, the One Big Beautiful Bill Act (“OBBBA”), was signed into law. Effective beginning in 2025, OBBBA provides for US tax law changes and modifications including the ability to deduct US based research and development expenditures, a more favorable interest expense limitation, the reinstatement of 100% bonus depreciation on qualified property and several changes to the US taxation of foreign activity. Given the Company’s history of net operating losses, OBBBA did not have a significant impact on the Company’s financial statements.

The Company applies the accounting guidance in ASC 740 Income Taxes related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits. During the years ended December 31, 2025 and 2024, the Company had no interest and penalties related to income taxes.

The Company files income tax returns in the U.S. federal, state, and foreign jurisdictions. As of December 31, 2025, the statute of limitations for assessment by the Internal Revenue Service (“IRS”) is open for the 2020 and subsequent tax years, although carryforward attributes that were generated for tax years prior to then may still be adjusted upon examination by the IRS if they either have been, or will be, used in a future period. The 2020 and subsequent tax years remain open and subject to examination by the state taxing authorities. The 2021 and subsequent tax years remain open and subject to examination by the foreign taxing authorities. There are currently no federal, state, or foreign income tax audits in progress.

New Accounting Pronouncement Adoption

We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

December 31, 2025

Federal	$—
Other States	—
Foreign	—
Income taxes, net amounts refunded	$—

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

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development operating costs and expenses excluding non-cash stock-based compensation:
Primary program research and development expenses (a)	$61,744	$59,325
Other research and development expenses:
Payroll and benefits	13,549	11,933
Occupancy and other overhead and operating costs	2,056	2,318
Total other research and development expenses	15,605	14,251
Research and development operating costs and expenses excluding non-cash stock-based compensation:	77,349	73,576
General and administrative expense excluding non-cash stock-based compensation	31,690	19,630
Other segment income (expense), net (b)	9,798	2,675
Segment net loss	$(118,837)	$(95,881)

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
(b)
Other segment income (expense), net includes interest income, interest expense, foreign currency exchange gain or loss, depreciation and amortization, non-cash stock-based compensation, loss on extinguishment of debt (for the year ended December 31, 2025) and tax credit income.

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

As of December 31, 2025 and 2024, potentially dilutive securities include:

	Year ended December 31,
	2025	2024
Awards under equity incentive plan	13,243,462	13,554,621
Non-vested restricted shares and restricted stock units	6,905,000	4,677,500
Warrants to purchase common stock	77,793	77,793
Total	20,226,255	18,309,914

The following table calculates basic net loss per share of common stock and diluted net loss per share of common stock for the years ended December 31, 2025 and 2024 (in thousands, except share and per share amounts):

	Year ended December 31,
	2025	2024
Net loss	$(118,837)	$(95,881)
Net loss attributable to common stockholders	$(118,837)	$(95,881)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	$(118,837)	$(95,881)
Weighted-average common shares outstanding, basic and diluted	222,387,531	198,191,936
Basic and diluted net loss per share	$(0.53)	$(0.48)

15. Employee Benefits

The Company offers a defined contribution 401(k) plan for its employees. Employees are eligible to participate in the plan beginning on the first day following ninety days of the anniversary date of hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. The Company makes discretionary contributions to the 401(k) plan equal to 100 percent of each employee’s pretax contributions up to eighteen thousand dollars. The Company’s total contributions to the 401(k) plan were $0.9 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

16. Subsequent Events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued. The Company determined there were no events, other than as described below, that required disclosure or recognition in these condensed consolidated financial statements.

Loan Agreement

On January 26, 2026, the Company entered into a First Amendment (the “First Amendment”) to the Hercules Loan Agreement as described in Note 7. Debt Facility, with the Lenders. As amended, the Hercules Loan Agreement provides for the Company to borrow up to an aggregate of $105 million of term loans.

The First Amendment reset the timing and conditions to the Company’s ability to draw up to $75 million of additional term loans under the Hercules Loan Agreement, subject in each case to FDA approval of the Company’s MOLBREEVI product candidate for the treatment of autoimmune PAP (the “Approval Milestone”).

Pursuant to the Hercules Loan Agreement, as amended by the First Amendment, upon achievement of the Approval Milestone, the Company may borrow up to $75 million of additional term loans under the Hercules Loan Agreement, as follows:

•
Up to $45 million through the earlier of (i) 120 days following the Approval Milestone or (ii) June 30, 2027 (the “First Post-Approval Tranche”).
•
Beginning upon the earlier of the full draw or expiration of the First Post-Approval Tranche, up to $30 million through the earlier of (i) 120 days following the Approval Milestone or (ii) June 30, 2027.

The First Amendment extended the dates by which the Company may be required to comply with two financial covenants, extending the initial date for compliance with the Cash Requirement to April 1, 2027, and the date for compliance with the Conditional Minimum Revenue Covenant to September 30, 2027, if its market capitalization falls below the previously reported thresholds for each respective covenant.

The Hercules Loan Agreement, as amended by the First Amendment, grants the Lenders a first-priority perfected security interest in the Company’s intellectual property that will convert to a negative pledge if the Company terminates the Purchase Agreement dated as of October 29, 2025 with funds managed by the Purchaser, as described in Note 10. Commitments prior to receiving funds under the Purchase Agreement and so long as the Company maintains $50 million or more in unrestricted cash.

Litigation

On February 6, 2026, the co-lead plaintiffs of the securities class action claim filed against the Company on September 8, 2025, as described in Note 10. Commitments to our consolidated financial statements in this Annual Report on Form 10-K, voluntarily dismissed the action without prejudice as to all defendants. On February 12, 2026, the plaintiffs in the stockholder derivative action described in Note 10. Commitments to our consolidated financial statements in this Annual Report on Form 10-K voluntarily dismissed the action without prejudice as to all defendants.

New Lease Agreement

On March 10, 2026, the Company entered into a lease agreement (the “New PA Lease”) for its office headquarters in Yardley, Pennsylvania. The New PA Lease shall commence on July 1, 2026 and continues through November 30, 2031.

Concurrent with the New PA Lease, the Company is not renewing its current operating lease for its office space in Langhorne Pennsylvania with termination of the Langhorne Pennsylvania lease effective June 30, 2026.