Form 10-Q
period 2026-03-31
Savara Inc
filed 2026-05-12
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2026, the registrant had 204,927,212 shares of common stock, $0.001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item I. Financial Information

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,791	$33,180
Short-term investments	163,981	202,522
Prepaid expenses and other current assets	6,493	5,914
Total current assets	209,265	241,616
Property and equipment, net	130	100
In-process R&D	11,364	11,636
Other non-current assets	886	84
Total assets	$221,645	$253,436
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,496	$5,757
Accrued expenses and other current liabilities	11,043	14,639
Total current liabilities	15,539	20,396
Long-term liabilities:
Long-term debt	30,067	29,907
Total liabilities	45,606	50,303
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 authorized as of March 31, 2026 and December 31, 2025; 204,922,140 and 204,567,283 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	204	204
Additional paid-in capital	821,635	811,103
Accumulated other comprehensive loss	(429)	(87)
Accumulated deficit	(645,371)	(608,087)
Total stockholders' equity	176,039	203,133
Total liabilities and stockholders' equity	$221,645	$253,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2026	2025
Operating expenses:
Research and development	$23,398	$19,159
General and administrative	15,568	9,246
Depreciation and amortization	24	30
Total operating expenses	38,990	28,435
Loss from operations	(38,990)	(28,435)
Other income, net:
Interest income, net	1,057	1,498
Foreign currency exchange gain (loss)	(216)	60
Tax credit income	853	784
Change in fair value of royalty agreement derivative liability	12	—
Loss on extinguishment of debt	—	(546)
Total other income, net	1,706	1,796
Net loss	$(37,284)	$(26,639)
Net loss per share:
Basic and diluted	$(0.15)	$(0.12)
Weighted-average common shares outstanding:
Basic and diluted	253,280,551	216,146,934
Other comprehensive income (loss):
Gain (loss) on foreign currency translation	(95)	272
Unrealized loss on short-term investments	(247)	(154)
Total comprehensive loss	$(37,626)	$(26,521)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended March 31, 2026 and 2025

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2025	204,567,283	$204	$811,103	$(608,087)	$(87)	$203,133
Issuance of common stock upon exercise of stock options	271,794	—	45	—	—	45
Issuance of common stock for settlement of RSUs	125,000	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(41,937)	—	(240)	—	—	(240)
Stock-based compensation	—	—	10,727	—	—	10,727
Foreign exchange translation adjustment	—	—	—	—	(95)	(95)
Unrealized loss on short-term investments	—	—	—	—	(247)	(247)
Net loss	—	—	—	(37,284)	—	(37,284)
Balance on March 31, 2026	204,922,140	$204	$821,635	$(645,371)	$(429)	$176,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

Periods Ended March 31, 2026 and 2025

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

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(37,284)	$(26,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	30
Reduction in the carrying value of right-of-use assets	42	38
Amortization of debt issuance costs	160	70
Loss on extinguishment of debt	—	546
Change in fair value of royalty agreement derivative liability	(12)	—
Accretion on discount to short-term investments	(565)	(1,149)
Stock-based compensation	10,727	2,972
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(639)	859
Non-current assets	(864)	(768)
Accounts payable and accrued expenses and other current liabilities	(4,635)	(3,148)
Net cash used in operating activities	(33,046)	(27,189)
Cash flows from investing activities:
Purchase of property and equipment	(54)	(3)
Purchase of available-for-sale securities, net	—	(15,068)
Maturity of available-for-sale securities	25,700	44,400
Sale of available-for-sale securities, net	13,132	—
Net cash provided by investing activities	38,778	29,329
Cash flows from financing activities:
Repayment of long-term debt	—	(27,230)
Proceeds from long-term debt, net	—	29,598
Proceeds from exercise of stock options	45	165
Repurchase of shares for minimum tax withholdings	(240)	(215)
Net cash provided (used in) by financing activities	(195)	2,318
Effect of exchange rate changes on cash and cash equivalents	74	(30)
Increase in cash and cash equivalents	5,611	4,428
Cash and cash equivalents beginning of period	33,180	15,128
Cash and cash equivalents end of period	$38,791	$19,556

Supplemental disclosure of cash flow information:
Cash paid for interest	$617	$1,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. The Company’s sole program, molgramostim inhalation solution ("MOLBREEVI" or "molgramostim"), is an investigational inhaled biologic, specifically an inhaled granulocyte-macrophagecolony stimulating factor ("GM-CSF") in Phase 3 development for autoimmune pulmonary alveolar proteinosis (“autoimmune PAP”). The Company and its wholly-owned domestic and foreign subsidiaries operate in one segment with its principal office in Langhorne, Pennsylvania, though a significant portion of employees work remotely.

Since inception, Savara has devoted its efforts and resources to identifying and developing its product candidates, recruiting personnel, and raising capital. Savara has incurred operating losses and negative cash flow from operations and has no product revenue from inception to date. The Company has not yet commenced commercial operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments that are necessary to fairly present the statements of financial position, operations and cash flows for the periods presented. The results of operations for interim periods shown in this report are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted from these condensed consolidated financial statements, as permitted by rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The Company believes the disclosures made in these condensed consolidated financial statements are adequate to make the information herein not misleading. The Company recommends that these condensed consolidated financial statements be read in conjunction with its audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements. There have been no changes to the Company's significant accounting policies since the date of those financial statements.

Principles of Consolidation

The interim condensed consolidated financial statements of the Company are stated in U.S. dollars and are prepared under U.S. GAAP. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements of the Company’s wholly-owned subsidiaries are recorded in their functional currency and translated into the reporting currency. The cumulative effect of changes in exchange rates between the foreign entity’s functional currency and the reporting currency is reported in Accumulated other comprehensive loss in the condensed consolidated balance sheet. All intercompany transactions and accounts have been eliminated in consolidation. The condensed consolidated balance sheet at December 31, 2025 has been derived from the Company's audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

Liquidity

As of March 31, 2026, the Company had an accumulated deficit of approximately $645.4 million, cash and cash equivalents of $38.8 million and short-term investments of $164.0 million. The Company used cash in operating activities of approximately $33.0 million during the three months ended March 31, 2026. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product.

The Company is currently focused on the development and regulatory approval of MOLBREEVI for the treatment of autoimmune PAP and believes such activities will result in the continued incurrence of significant research and development, regulatory, commercial and other expenses related to this program. If the Company’s product candidate does not gain regulatory approval or, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents on hand, short-term investments, and through a combination of equity offerings, debt financings, government or other third-party funding, and other collaborations and strategic alliances with partner companies. The Company cannot be sure that additional financings will be available when needed or that, if available, financings will be obtained on terms favorable to the Company or its stockholders. If such additional financings are not available timely and at adequate levels, the Company will need to reevaluate its long-term operating plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, risks related to the successful discovery and development of drug candidates, raising additional capital, development of competing drugs and therapies, protection of proprietary technology, regulatory approval of drug candidates, and market acceptance of the Company’s product. As a result of these and other factors and the related uncertainties, there can be no assurance of the Company’s future success.

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

Recent Accounting Pronouncements

In March 2024, the FASB issued Accounting Statement Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), to improve the disclosures about a public business entity’s expenses and to provide more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update should be applied either prospectively or retrospectively, and are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We began an assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is currently ongoing.

There are no other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, or the SEC that are believed by the Company's management to have a material effect, if any, on the Company’s condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid contracted research and development costs	$3,635	$3,159
R&D tax credit receivable	844	864
Prepaid insurance	186	215
VAT receivable	209	390
Royalty purchase and sale agreement derivative	247	394
Deposits and other	1,372	892
Total prepaid expenses and other current assets	$6,493	$5,914

Prepaid Contracted Research and Development Costs

As of March 31, 2026, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the Company's clinical trial for MOLBREEVI for the treatment of autoimmune PAP. This includes prepaid amounts paid under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of March 31, 2026. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2025, the Company generated a Danish tax credit of $0.8 million, which is included in Prepaid expenses and other current assets and is expected to be received in the fourth quarter of 2026. During the three months ended March 31, 2026, the Company generated a Danish tax credit of $0.8 million, which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2027.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	March 31, 2026	December 31, 2025
Accrued contracted research and development costs	$8,350	$6,380
Accrued compensation	1,166	6,552
Accrued general and administrative costs	1,109	1,338
Royalty agreement derivative liability	374	362
Lease liability	44	7
Total accrued expenses and other current liabilities	$11,043	$14,639

Accrued Contracted Research and Development Costs

As of March 31, 2026, Accrued contracted research and development costs are primarily comprised of costs associated with MOLBREEVI for the treatment of autoimmune PAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

Accrued Compensation

As of March 31, 2026, Accrued compensation includes amounts to be paid to employees for salary, bonuses, vacation and non-equity performance-based compensation. At the end of any period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees and vacation usage.

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$163,996	$—	$(15)	$163,981
Total short-term investments	$163,996	$—	$(15)	$163,981

As of December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$202,290	$232	$—	$202,522
Total short-term investments	$202,290	$232	$—	$202,522

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

There were no significant realized gains or losses related to investments for the three months ended March 31, 2026 and 2025.

6. Debt Facility

On March 26, 2025, the Company, as borrower, entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with the lenders party thereto (the “Lenders”) and Hercules Capital, Inc., as administrative agent and collateral agent.

The initial advance of $30 million under the Hercules Loan Agreement was drawn in March 2025 and used to repay all outstanding obligations under the Company’s prior term loan with Silicon Valley Bank ("SVB Loan"), to pay the Company’s expenses in connection with the Hercules Loan Agreement, and for general corporate purposes. See Note 7, Debt Facility, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for more information regarding the Hercules Loan Agreement.

On January 26, 2026, the Company entered into a First Amendment (the “First Amendment”) to the Hercules Loan Agreement, with the Lenders and Hercules Capital, Inc., as administrative agent and collateral agent. As amended, the Loan Agreement provides for the Company to borrow up to an aggregate of $105 million of term loans.

The First Amendment amended the Loan Agreement to provide that upon achievement of the Approval Milestone, the Company may borrow up to $75 million of additional term loans, as follows:

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

The Hercules Loan Agreement, as amended by the First Amendment, grants the Lenders a first-priority perfected security interest in the Company’s intellectual property that will convert to a negative pledge if the Company terminates the Purchase Agreement with funds managed by the Purchaser, as further described below in Note 9. Commitments and Contingencies, prior to receiving funds under the Purchase Agreement and so long as the Company maintains $50 million or more in unrestricted cash.

As of March 31, 2026, approximately $0.4 million of fees consisting of legal, commitment and facility charges, paid to the Lenders were capitalized and will be amortized over the term of the Hercules Loan Agreement.

The Company has identified certain embedded features within the Hercules Loan Agreement. The Company assessed these features and determined the one feature related to interest due upon an event of default (the “Default Penalty”) is required to be bifurcated from the debt and accounted for separately at fair value. As of March 31, 2026, the Default Penalty does not have a discernable fair value and no amounts are recorded.

The Company evaluated the Loan Agreement, as amended by the First Amendment, under ASC 470-50, “Debt - Modification and Extinguishment,” and concluded that the amended terms represented a decrease in the borrowing capacity of a delayed draw term loan with a single lender. Accordingly, the Company immediately recognized an expense equal to 19% of the Hercules Loan Agreement unamortized deferred financing costs while the remaining unamortized debt financing costs and any new deferred financing costs incurred as part of the First Amendment are being amortized over the term of the remaining new arrangement pursuant to the terms of the First Amendment.

The Company accounted for the repayment of the SVB Loan in the first quarter of 2025 as an extinguishment in accordance with the guidance in ASC 470-50 and recognized a loss associated with the extinguishment of approximately $0.5 million in other income(expense) in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,	March 31, 2026
2025	$—
2026	—
2027	—
2028	11,356
2029	14,719
2030	6,010
Total future minimum payments	32,085
Unamortized end of term charge	(1,662)
Debt fees	(356)
Total debt	30,067
Current portion of long-term debt	—
Long-term debt	$30,067

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
•
Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the assets or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
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

The fair value of these instruments as of March 31, 2026 and December 31, 2025 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2026
Cash equivalents:
U.S. Treasury money market funds	$38,235	$—	$—	$38,235
Short-term investments:
U.S. government securities	163,981	—	—	163,981
Current liabilities:
Royalty purchase and sale agreement derivative	—	—	374	374
As of December 31, 2025
Cash equivalents:
U.S. Treasury money market funds	$32,210	$—	$—	$32,210
Short-term investments:
U.S. government securities	205,522	—	—	205,522
Current liabilities:
Royalty purchase and sale agreement derivative	—	—	362	362

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the three months ended March 31, 2026 and 2025.

Royalty Purchase and Sale Agreement Derivative Liability

The derivative liability arose from the royalty purchase and sale agreement entered on October 29, 2025, as further described in Note 9. Commitments and Contingencies, under which the Company has the option to prepay the Purchaser (as defined below) and the Purchaser may require the Company to remunerate proceeds of $4.0 million upon a Change of Control (as defined below) prior to approval of MOLBREEVI by the FDA on or before March 31, 2027. The fair value of the derivative liability is estimated utilizing a probability-adjusted discounted cash flow approach and is performed quarterly with gains and losses included within change in fair value of the derivative liability in the consolidated statements of comprehensive loss. This obligation would be settled in cash. As of March 31, 2026, the Company assessed a 20% probability that a Change of Control would occur prior to the Closing Date (as defined below) of the royalty purchase and sale agreement and a 50% probability that the Purchaser would exercise its right to the prepayment, which would terminate the royalty purchase and sale agreement. After taking into consideration the probability of repayment, which was unchanged since December 31, 2025, the time value of money, and the counterparty credit risk, the estimated fair value of the put option derivative liability was determined to be $374 thousand as of the March 31, 2026 measurement date.

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

During the three months ended March 31, 2026 and 2025, the Company experienced a decrease of approximately $0.3 million and an increase of approximately $0.4 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

8. Stockholders’ Equity

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	March 31, 2026	December 31, 2025
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
Pre-funded PIPE Warrants	3,615,516	3,615,516
2021 Pre-funded Warrants	32,175,172	32,175,172
2023 Pre-funded Warrants	5,666,667	5,666,667
2025 Pre-funded Warrants	7,142,857	7,142,857
Stock options outstanding	12,873,658	13,243,462
Issued and nonvested RSUs	6,800,000	6,905,000
Total shares reserved	68,351,663	68,826,467

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of March 31, 2026:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	48,600,212	$0.001
	48,678,005

Accumulated Other Comprehensive Loss Information

The components of accumulated other comprehensive loss as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(984)	$234	$(750)
Change	$665	$(2)	$663
Balance, December 31, 2025	$(319)	$232	$(87)
Change	$(95)	$(247)	$(342)
Balance, March 31, 2026	$(414)	$(15)	$(429)

9. Commitments and Contingencies

Operating Lease

The Company is obligated under an operating lease, as amended, for commercial real estate located in Langhorne, Pennsylvania, the Company’s headquarters. On February 28, 2023, the Company entered into the first amendment (the “Lease Amendment”) to its existing lease agreement, dated July 7, 2021 and which originally commenced on October 1,2021. The lease continues through June 30, 2026.

On March 10, 2026, the Company entered into a new lease agreement (the “Yardley Lease”) for its office headquarters commencing July 1, 2026 ("Commencement Date") and continuing through November 30, 2031. Accordingly, the Company will record a right of use asset and lease liability for the Yardley Lease on the Commencement Date.

Manufacturing and Other Commitments and Contingencies

The Company has entered into a number of contracts for the manufacture of its product candidate, MOLBREEVI. Some of these, as enumerated below entail various royalties and manufacturing and development payments.

FujiFilm Diosynth (“Fuji”)

In February 2024, the Company entered into a master services agreement with Fuji to provide development and manufacturing services related to the active pharmaceutical ingredient (“API”) for the Company’s MOLBREEVI product candidate in accordance with the terms of separate scope of work agreements and to perform a manufacturing campaign for process performance qualification of the API of MOLBREEVI. The total estimated accumulated fees the Company will have paid this manufacturer for services under that master services agreement and related work orders and subsequent change orders is $46.3 million. Amounts payable for future services are subject to various cancellation fees ranging from ten percent (10%) to one hundred percent (100%) of the cost of the respective activity based upon the timing of the commencement date and status of the activity.

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

Milestone Payments

The following table summarizes manufacturing commitments and contingencies as of the period indicated (in thousands):

March 31, 2026
GEMA:
Achievement of certain milestones related to validation of API supplied by GEMA and regulatory approval of MOLBREEVI drug substance produced at GEMA	$200
PARI:
Achievement of various development activities and regulatory approval of proprietary nebulizer utilized to administer MOLBREEVI	573
Total manufacturing and other commitments and contingencies	$773

The milestone commitments disclosed in the table above reflect the activities that have (i) not been met or incurred; (ii) not been remunerated; and (iii) not accrued, as the activities are not deemed probable or reasonably estimable, as of March 31, 2026.

Contract Research

As part of its development of MOLBREEVI for the treatment of autoimmune PAP, the Company entered into a master services agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA in January 2021, a work order was executed with Parexel, under which they provide services related to the IMPALA-2 clinical trial. From inception of the original work order and subsequent change orders through trial close-out activities, the Company will have paid Parexel service fees, pass-through expenses, and investigator fees estimated to be approximately $51.3 million over the course of the IMPALA-2 clinical trial.

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

Accordingly, the Company has recorded the royalty agreement derivative as of the date of issuance and determined its fair value to be approximately $0.4 million as of March 31, 2026 and December 31, 2025, which is reflected in Accrued expenses and other current liabilities and subject to periodic fair value remeasurement. The Company has also capitalized the amount as deferred issuance costs, subject to straight line amortization up until the Closing Date, as reflected in Prepaid expenses and other current assets and similarly subject to periodic fair value remeasurement.

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

10. Stock-Based Compensation

Equity Incentive Plans

The Company’s 2024 Omnibus Incentive Plan (the “2024 Plan”) was adopted by the Company’s board of directors in March 2024, was approved by the Company’s stockholders on June 6, 2024, and became effective on June 7, 2024. The 2024 Plan was intended to replace the Company’s Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”), and upon the effectiveness of the 2024 Plan, no further grants may be made under the 2015 Plan. All outstanding awards under the 2015 Plan will continue in accordance with the 2015 Plan and any award agreement executed in connection with such outstanding awards. The 2024 Plan provides for the grant of stock options (both incentive and non-statutory stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units ("PSUs"), and other stock-based awards. Stock-based awards are subject to terms and conditions established by the board of directors or the compensation committee of the board of directors. As of March 31, 2026, the number of shares of common stock available for grant under the 2024 Plan was 3,134,152 shares.

The Company’s 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) was adopted by the Company’s board of directors in May 2021 and subsequently amended to increase the shares available for grant. The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, PSUs, and performance shares. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of March 31, 2026, the number of shares of common stock available for grant under the Inducement Plan was 1,074,188 shares.

The Savara Inc. Stock Option Plan (the “2008 Plan”) was adopted in 2008, and the Company no longer issues awards under the 2008 Plan. As of March 31, 2026, the Company had options outstanding to purchase 45,121 shares of common stock under the 2008 Plan. The outstanding awards granted under the 2008 Plan are fully vested and generally have a maximum contractual term of ten years.

Stock-Based Awards Activity

The following table provides a summary of stock-based awards activity for the three months ended March 31, 2026:

Stock Options:

Outstanding at December 31, 2025	13,243,462
Granted	25,000
Exercised	(388,554)
Expired/cancelled/forfeited	(6,250)
Outstanding at March 31, 2026	12,873,658

The total compensation cost related to non-vested stock options not yet recognized as of March 31, 2026, was $11.6 million, which will be recognized over a weighted-average period of approximately 2.5 years.

RSUs:

Outstanding at December 31, 2025	6,905,000
Granted	20,000
Vested	(125,000)
Forfeited	—
Outstanding at March 31, 2026	6,800,000

During the year ended December 31, 2025, the Company granted 4,545,000 PSUs (the “2025 PSUs”) to certain of its employees and non-employee service providers. The 2025 PSUs are subject to certain performance conditions and a service condition. The performance conditions range from (i) FDA approval of the Company’s BLA for MOLBREEVI for the treatment of autoimmune PAP, of which 225,000 PSUs require approval on or before a specified date, (ii) the European Medicines Agency approval of the Company’s marketing authorisation application for MOLBREEVI for the treatment of autoimmune PAP, (iii) the achievement of a certain revenue target, or (iv) a combination of some of the aforementioned performance conditions. The service condition is continuous employment or service with the Company through the date the performance obligations are achieved. The potential payout of the award ranges from 0% to 100% of the target, dependent on the achievement of the performance conditions and their respective weighting towards the vesting of the 2025 PSUs as predetermined by the Company. The Company began recognizing and recording compensation cost on a straight-line basis in the consolidated statements of comprehensive loss upon the grant date of the 2025 PSU grants as the performance conditions were deemed probable by the Company. Any forfeitures of unvested awards that occurs after the recognition of compensation cost will result in the cumulative reversal of expense in the period in which the forfeiture occurs.

The total compensation cost related to unvested RSUs and PSUs not yet recognized as of March 31, 2026, was $22.5 million, which will be recognized over a weighted-average period of approximately 1.0 year.

Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Research and development	$3,540	$905
General and administrative	7,187	2,067
Total stock-based compensation	$10,727	$2,972

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

	For the three months ended March 31,
	2026	2025
Operating expenses:
Research and development operating costs expenses excluding non-cash stock-based compensation:
Primary program research and development expenses (a)	$15,987	$14,739
Other research and development expenses:
Payroll and benefits	3,235	2,889
Occupancy and other overhead and operating costs	635	626
Total other research and development expenses	3,870	3,515
Research and development operating expenses excluding non-cash stock-based compensation:	19,857	18,254
General and administrative expense excluding non-cash stock-based compensation	8,381	7,179
Other segment income (expense), net (b)	9,046	1,206
Segment net loss	$(37,284)	$(26,639)

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three months ended March 31,
	2026	2025
Awards under equity incentive plan	12,873,658	13,086,997
Non-vested restricted shares and restricted stock units	6,800,000	4,195,000
Warrants to purchase common stock(*)	77,793	77,793
Total	19,751,451	17,359,790

* Pre-funded warrants are excluded herein.

The following table calculates basic earnings per share of common stock and diluted earnings per share of common stock for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts):

	Three months ended March 31,
	2026	2025
Net loss	$(37,284)	$(26,639)
Net loss attributable to common stockholders	(37,284)	(26,639)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(37,284)	(26,639)
Weighted-average common shares outstanding, basic and diluted	253,280,551	216,146,934
Basic and diluted net loss per share	$(0.15)	$(0.12)

13. Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and determined there were no events that required disclosure or recognition in these condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained herein that involve risks and uncertainties, such as Savara’s plans, objectives, expectations, intentions, and beliefs should be considered forward-looking statements. Savara’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following: the ability to project future cash utilization and reserves needed for contingent future liabilities and business operations, the risks associated with the process of conducting clinical trials and developing, obtaining regulatory approval for and commercializing drug candidates that are safe and effective for use as human therapeutics, the timing and ability to raise additional capital as needed to fund continued operations, natural disasters, pandemics, geopolitical events (including the war in Iran, the war between Russia and Ukraine and ongoing conflicts in the Middle East), the Company’s ability to maintain compliance with its covenants under its long-term debt instruments and those risks and uncertainties discussed in the section entitled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission ("SEC") on March 13, 2026, all of which are difficult to predict.

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

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2025.

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our sole program, MOLBREEVI, an inhaled biologic, is a granulocyte-macrophage colony-stimulating factor (“GM-CSF”) in development for autoimmune pulmonary alveolar proteinosis ("autoimmune PAP"). Savara previously announced positive topline results from IMPALA-2, the Phase 3 clinical trial of MOLBREEVI for the treatment of autoimmune PAP and the submission of the Biologics License Application ("BLA") to the FDA for MOLBREEVI in autoimmune PAP. In February 2026, the FDA formally filed the BLA for MOLBREEVI and granted Priority Review. In March 2026, the European Medicines Agency (“EMA”) validated the submission of the MOLBREEVI marketing authorization application (“MAA”) in autoimmune PAP which will be reviewed by the Committee for Medicinal Products for Human Use. In April 2026, Savara announced that the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) validated the submission of the MOLBREEVI MAA for the treatment of autoimmune PAP in the U.K. subject to Accelerated Review with a 150-day assessment duration. In April 2026, Savara announced that the FDA extended the review period for the MOLBREEVI BLA to allow the FDA additional time to complete their review. The FDA determined that the Company’s responses to recent information requests by the Agency during their review constituted a major amendment to the BLA, resulting in a three-month extension of the Prescription Drug User Fee Act ("PDUFA") date to November 22, 2026. MOLBREEVI for the treatment of autoimmune PAP has been granted Fast Track and Breakthrough Therapy Designations by the FDA, Orphan Drug Designation by the FDA and the EMA, as well as Innovation Passport ("IP") and Promising Innovative Medicine ("PIM") designations by the MHRA. Savara, together with its wholly-owned subsidiaries, which include Aravas Inc. and Savara ApS, operate in one segment with its principal office in Langhorne, Pennsylvania, though a majority of our employees work remotely.

Since inception, we have devoted our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to March 31, 2026, we have raised net cash proceeds of approximately $738.1 million, primarily from underwritten offerings of our common stock, private placements of common stock, and debt financings.

We have never been profitable and have incurred operating losses every year since inception. Our net losses for the three months ended March 31, 2026 and 2025 were $37.3 million and $26.6 million, respectively. The net loss for the year ended December 31, 2025 was $118.8 million. As of March 31, 2026, we had an accumulated deficit of approximately $645.4 million. Our operating losses primarily resulted from expenses attributed to our research and development programs and from general and administrative costs associated with our operations.

We have chosen to operate by outsourcing our manufacturing and most of our clinical operations. We expect to incur significant additional expenses and continue to incur operating losses for at least the next several years as we continue the clinical development of, and seek regulatory approval for, and prepare for the commercialization of our primary product candidate. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to the timing of clinical development programs and efforts to achieve regulatory approval.

As of March 31, 2026, we had cash and cash equivalents of $38.8 million and short-term investments of $164.0 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts and regulatory and commercial variability. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

Recent Events

On March 30, 2026 the Company announced that the EMA validated the submission of the MOLBREEVI MAA in autoimmune PAP and that the application will be reviewed by the Committee for Medicinal Products for Human Use. The Company expects a decision by the EMA regarding the application in the first quarter of 2027.

On April 7, 2026, Savara announced that the MHRA accepted the submission of the MOLBREEVI MAA for the treatment of autoimmune PAP in the U.K. The MAA was accepted under Accelerated Review and qualifies for a 150-day assessment duration. A decision on the application is expected by the Company in the fourth quarter of 2026.

In April 2026, Savara announced that the FDA extended the review period for the MOLBREEVI BLA to allow the FDA additional time to complete their review. The FDA determined that the Company’s responses to recent information requests by the FDA during their review constituted a major amendment to the BLA, resulting in a three-month extension of the PDUFA date to November 22, 2026.

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

We expect research and development expenses will remain significant in the future as we advance our MOLBREEVI product candidate through clinical trials and pursue regulatory approvals, which will require a significant increased investment in regulatory support and contract manufacturing activities, including investing in the development of a second source manufacturer and CMC supplies.

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

General and Administrative Expenses

General and administrative ("G&A") expenses consist primarily of consist of salaries, benefits and other related costs, including stock-based compensation, for our non-employee directors and personnel serving in our executive, finance and accounting, legal and compliance, commercial and pre-commercial, corporate development, field sales and human resource functions. G&A expenses also include professional fees for legal services, insurance, facility lease, investor relations, business development, board of director fees, consulting services, including information technology and tax and accounting services.

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

Critical Accounting Policies and Estimates

There have not been any material changes during the three months ended March 31, 2026, to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2025, for further description of our critical accounting policies.

Results of Operations – Comparison of Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended March 31,		Dollar
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$23,398	$19,159	$4,239
General and administrative	15,568	9,246	6,322
Depreciation and amortization	24	30	(6)
Total operating expenses	38,990	28,435	10,555
Loss from operations	(38,990)	(28,435)	(10,555)
Other income, net	1,706	1,796	(90)
Net loss	$(37,284)	$(26,639)	$(10,645)

Research and Development

Research and development expenses increased by $4.2 million, or 22.1%, to $23.4 million for the three months ended March 31, 2026 from $19.2 million for the three months ended March 31, 2025. This increase is primarily due to the performance of tasks related to our MOLBREEVI program, which includes approximately $2.5 million of costs related to our chemistry, manufacturing, and controls activities, primarily driven by activity at our drug substance manufacturer; $3.0 million of higher personnel costs, mainly related to increased share based compensation expense; partially offset by a decrease of $0.7 million of costs related to regulatory affairs consulting and quality assurance consulting and a decrease of $0.6 million of clinical costs.

General and Administrative

General and administrative expenses increased by $6.3 million, or 68.4%, to $15.6 million for the three months ended March 31, 2026 from $9.2 million for the three months ended March 31, 2025. The increase is primarily attributable to $6.0 million of higher personnel costs, mainly related to increased share based compensation expense; other departmental overhead of $0.6 million, partially offset by a decrease in certain commercial activities of $0.3 million.

Other Income, Net

There was no significant changes in Other income, net for the three months ended March 31, 2026 from the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had $38.8 million of cash and cash equivalents, $164.0 million in short-term investments, and an accumulated deficit of approximately $645.4 million. As discussed in Note 6. Debt Facility in the notes to the condensed consolidated financial statements included in this Quarterly Report, on March 26, 2025, we entered into the Hercules Loan Agreement, as amended, which provides for a loan facility of up to $105 million. Proceeds from the initial $30 million tranche drawn under the Hercules Loan Agreement, with a carrying value of $30.1 million, were used to repay all outstanding obligations under the SVB Loan, pay certain expenses incurred in connection with the financing, and for general corporate purposes. Subject to satisfaction of certain conditions, including attainment of FDA approval of MOLBREEVI for the treatment of autoimmune PAP, we may draw future tranches under the Hercules Loan Agreement and the royalty purchase and sale agreement with RTW Investments, LP, as discussed in Note 9. Commitments and Contingencies, to fund our ongoing business operations including the development, regulatory approval, marketing and commercialization of MOLBREEVI. Refer to Note 6. Debt Facility of the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q for additional discussion.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2026	2025
	(in thousands)
Cash used in operating activities	$(33,046)	$(27,189)
Cash provided by investing activities	38,778	29,329
Cash provided (used in) by financing activities	(195)	2,318
Effect of exchange rate changes on cash and cash equivalents	74	(30)
Net change in cash and cash equivalents	$5,611	$4,428

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2026 was $33.0 million, consisting of a net loss of $37.3 million and net $6.1 million in changes to operating assets and liabilities, offset by $10.4 million of net noncash charges. Net noncash charges are comprised primarily of stock-based compensation, accretion on discount to short-term investments, and amortization of debt issuance costs.

Cash flows from investing activities

Cash provided by investing activities of $38.8 million for the three months ended March 31, 2026 was primarily associated with proceeds from maturities of short-term investments and sale of short-term investments.

Cash flows from financing activities

Cash used in financing activities of $0.2 million for the three months ended March 31, 2026 was primarily the result of repurchasing shares for minimum tax withholdings.

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

As of March 31, 2026, we had cash, cash equivalents, and short-term investments of approximately $202.8 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 9. Commitments – Manufacturing and Other Commitments and Contingencies, in the notes to the condensed consolidated financial statements included in this Quarterly Report, we may need to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product.

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

Critical Accounting Policies and Estimates

Except as set forth in Note 2. Summary of Significant Accounting Policies – Recent Accounting Pronouncements of the condensed consolidated financial statements in this Quarterly Report, there have been no material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2026 as compared to those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Interest Rate Risk

We also have interest rate exposure related to our long-term debt. Refer to Note 6. Debt Facility of the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q for additional discussion. The Hercules Loan Agreement bears interest equal to the greater of (i) the prime rate reported in The Wall Street Journal, plus 1.45%, which was 8.2% on March 31, 2026. Changes in the prime rate would have impacted our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on March 31, 2026, were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

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

Additionally, we have vendors in Denmark, elsewhere in Europe, and the United Kingdom and pay those vendors in local currency, Danish Krone, Euros, or British Pound Sterling, respectively. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Danish Krone. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States as well as the European Union and the United Kingdom. Our results of operations and cash flows may be adversely affected due to an expansion of non-U.S. dollar denominated contracts, growth of our international entities and operations and changes in foreign exchange rates or a weakening or strengthening of the USD against the Euro, British Pound Sterling and Danish Krone.

For the three months ended March 31, 2026 and 2025, we recognized a loss on foreign currency transactions of $0.1 million and a gain on foreign currency transactions $0.3 million, respectively, recorded as a component of other comprehensive income (loss) in our condensed statements of operations. In general, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business on March 31, 2026 would not have a material impact on our on our results of operations or financial condition. We are currently not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Inflation Risk

Additionally, inflation generally affects us by increasing our cost of labor, supplies and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Administrative Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial and Administrative Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2025, and the risk factors and other cautionary statements contained in our other filings with the SEC, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2025 or our other SEC filings.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

10.1

Agreement of Lease between ML7 Yardley Partners, LP and Savara Inc., dated March 10, 2026 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2026).

10.2

First Amendment, dated January 26, 2025, to the Loan and Security Agreement March 26, 2025, between the Company and the lenders party thereto and Hercules Capital, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2026).

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

Savara Inc.

Date: May 12, 2026	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: May 12, 2026	By:	/s/ David Lowrance
David Lowrance
Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)