Form 10-Q
period 2026-09-30
Savara Inc
filed 2026-11-09
CIK 1160308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, the registrant had 220,623,511 shares of common stock, $0.001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Savara Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,812	$33,180
Short-term investments	99,837	202,522
Prepaid expenses and other current assets	12,470	5,914
Total current assets	142,119	241,616
Property and equipment, net	716	100
In-process R&D	11,249	11,636
Other non-current assets	1,849	84
Total assets	$155,933	$253,436
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,442	$5,757
Accrued expenses and other current liabilities	12,188	14,639
Total current liabilities	16,630	20,396
Long-term liabilities:
Long-term debt	30,242	29,907
Other long-term liabilities	1,211	—
Total liabilities	48,083	50,303
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value, 600,000,000 authorized as of September 30, 2026 and 300,000,000 authorized as of December 31, 2025; 205,536,152 and 204,567,283 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	204	204
Additional paid-in capital	837,031	811,103
Accumulated other comprehensive loss	(797)	(87)
Accumulated deficit	(728,588)	(608,087)
Total stockholders' equity	107,850	203,133
Total liabilities and stockholders' equity	$155,933	$253,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$24,945	$20,592	$70,294	$60,502
General and administrative	18,541	9,627	53,095	29,528
Depreciation and amortization	56	36	108	98
Total operating expenses	43,542	30,255	123,497	90,128
Loss from operations	(43,542)	(30,255)	(123,497)	(90,128)
Other income, net:
Interest income, net	505	548	2,415	2,967
Foreign currency exchange gain (loss)	(144)	146	(441)	322
Tax credit income	—	—	853	784
Change in fair value of royalty agreement derivative liability	192	—	169	—
Loss on extinguishment of debt	—	—	—	(546)
Total other income, net	553	694	2,996	3,527
Net loss	$(42,989)	$(29,561)	$(120,501)	$(86,601)
Net loss per share:
Basic and diluted	$(0.17)	$(0.14)	$(0.47)	$(0.40)
Weighted-average common shares outstanding:
Basic and diluted	254,219,719	216,462,161	253,799,570	216,347,963
Other comprehensive income (loss):
Gain (loss) on foreign currency translation	(214)	(62)	(380)	712
Unrealized gain (loss) on short-term investments	(49)	123	(330)	(117)
Total comprehensive loss	$(43,252)	$(29,500)	$(121,211)	$(86,006)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Periods Ended September 30, 2026 and 2025

(In thousands, except share amounts)

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance on December 31, 2025	204,567,283	$204	$811,103	$(608,087)	$(87)	$203,133
Issuance of common stock upon exercise of stock options	271,794	—	45	—	—	45
Issuance of common stock for settlement of RSUs	125,000	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(41,937)	—	(240)	—	—	(240)
Stock-based compensation	—	—	10,727	—	—	10,727
Foreign exchange translation adjustment	—	—	—	—	(95)	(95)
Unrealized loss on short-term investments	—	—	—	—	(247)	(247)
Net loss	—	—	—	(37,284)	—	(37,284)
Balance on March 31, 2026	204,922,140	$204	$821,635	$(645,371)	$(429)	$176,039
Issuance of common stock upon exercise of stock options	475,699	—	194	—	—	194
Issuance of common stock for settlement of RSUs	2,500	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(974)	—	(5)	—	—	(5)
Stock-based compensation	—	—	7,765	—	—	7,765
Foreign exchange translation adjustment	—	—	—	—	(71)	(71)
Unrealized loss on short-term investments	—	—	—	—	(34)	(34)
Net loss	—	—	—	(40,228)	—	(40,228)
Balance on June 30, 2026	205,399,365	$204	$829,589	$(685,599)	$(534)	$143,660
Issuance of common stock upon exercise of stock options	6,250	—	17	—	—	17
Issuance of common stock for settlement of RSUs	205,000	—	—	—	—	—
Repurchase of shares for minimum tax withholdings	(74,463)	—	(402)	—	—	(402)
Stock-based compensation	—	—	7,827	—	—	7,827
Foreign exchange translation adjustment	—	—	—	—	(214)	(214)
Unrealized loss on short-term investments	—	—	—	—	(49)	(49)
Net loss	—	—	—	(42,989)	—	(42,989)
Balance on September 30, 2026	205,536,152	$204	$837,031	$(728,588)	$(797)	$107,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)

Periods Ended September 30, 2026 and 2025

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

Savara Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(120,501)	$(86,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108	98
Reduction in the carrying value of right-of-use assets	153	118
Amortization of debt issuance costs	335	327
Loss on extinguishment of debt	—	546
Change in fair value of royalty agreement derivative liability	(169)	—
Accretion on discount to short-term investments	(1,385)	(2,376)
Stock-based compensation	26,319	9,066
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,999)	2,451
Non-current assets	(864)	(768)
Accounts payable and accrued expenses and other current liabilities	(3,254)	1,159
Net cash used in operating activities	(105,257)	(75,980)
Cash flows from investing activities:
Purchase of property and equipment	(629)	(20)
Purchase of available-for-sale securities, net	(54,414)	(77,656)
Maturity of available-for-sale securities	144,300	152,800
Sale of available-for-sale securities, net	13,132	—
Net cash provided by investing activities	102,389	75,124
Cash flows from financing activities:
Repayment of long-term debt	—	(27,229)
Proceeds from long-term debt, net	—	29,598
Proceeds from exercise of stock options	256	230
Repurchase of shares for minimum tax withholdings	(647)	(353)
Net cash (used in) provided by financing activities	(391)	2,246
Effect of exchange rate changes on cash and cash equivalents	(109)	(241)
Net (decrease) increase in cash and cash equivalents	(3,368)	1,149
Cash and cash equivalents beginning of period	33,180	15,128
Cash and cash equivalents end of period	$29,812	$16,277
Supplemental disclosures for cash flow information:
Cash paid for interest	$1,874	$2,544
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities	$1,053	$—
Increase in accounts payable for purchases of property and equipment	95	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Savara Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations

Description of Business

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. The Company’s sole program, molgramostim inhalation solution ("MOLBREEVI[1]" or "molgramostim"), is an investigational inhaled biologic, specifically an inhaled granulocyte-macrophage colony-stimulating factor ("GM-CSF") that is in Phase 3 development and under regulatory review in the United States, the European Union and the United Kingdom for autoimmune pulmonary alveolar proteinosis (“autoimmune PAP”). The Company and its wholly-owned domestic and foreign subsidiaries operate in one segment with its principal office in Yardley, Pennsylvania, though a significant portion of employees work remotely.

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

Liquidity

As of September 30, 2026, the Company had an accumulated deficit of approximately $728.6 million, cash and cash equivalents of $29.8 million and short-term investments of $99.8 million. The Company used cash in operating activities of approximately $105.3 million during the nine months ended September 30, 2026. The cost to further develop and obtain regulatory approval for any drug is substantial and, as noted below, the Company may have to take certain steps to maintain a positive cash position. Although the Company has sufficient capital to fund many of its planned activities, it may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, its product candidate and begin to commercialize any approved product. Based on its current operating plan, the Company believes that its existing cash and cash equivalents and short-term investments will be sufficient to fund its operations for at least the next twelve months from the date these condensed consolidated financial statements are issued.

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

Recent Accounting Pronouncements

In September 2025, the FASB issued Accounting Standards Update ("ASU") No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU adds a Topic 815 scope exception for certain non-exchange-traded contracts with underlyings based on the operations or activities of one of the parties, and clarifies that share-based noncash consideration from a customer is initially accounted for under Topic 606. The exception does not apply to market-based underlyings, underlyings based on the price or performance of a financial asset or liability of one of the parties, contracts evaluated under Subtopic 815-40, or put and call options on debt instruments. ASU 2025-07 is effective for annual periods beginning after December 15, 2026, including interim periods within those years, with early adoption permitted. The Company does not intend to early adopt. The embedded features bifurcated from the royalty purchase and sale agreement with funds managed by RTW Investments, LP (see Note 9.

Commitments and Contingencies), and from the Hercules Loan Agreement (see Note 6. Debt Facility) are put and call options and default-related features of debt instruments to which the new exception does not apply, and the Company has no contracts providing for share-based noncash consideration from a customer. The Company, therefore, does not expect adoption to have a material impact on its condensed consolidated financial statements.

There are no other recently issued accounting pronouncements of the FASB, the AICPA, or the SEC that the Company has not previously disclosed and that it believes will have a material effect on its condensed consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid contracted research and development costs	$9,434	$3,159
R&D tax credit receivable	836	864
Prepaid insurance	195	215
VAT receivable	281	390
Royalty purchase and sale agreement derivative	62	394
Deposits and other	1,662	892
Total prepaid expenses and other current assets	$12,470	$5,914

Prepaid Contracted Research and Development Costs

As of September 30, 2026, Prepaid contracted research and development costs are primarily comprised of contractual prepayments associated with the development of and clinical trials for MOLBREEVI for the treatment of autoimmune PAP. This includes prepaid amounts paid under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other outside service providers that provide services in connection with the Company's research and development activities.

R&D Tax Credit Receivable

The Company has recorded a Danish tax credit earned by its subsidiary, Savara ApS, as of September 30, 2026. Under Danish tax law, Denmark remits a research and development tax credit equal to 22% of qualified research and development expenditures, not to exceed established thresholds. During the year ended December 31, 2025, the Company generated a Danish tax credit of $0.9 million, which is included in Prepaid expenses and other current assets and is expected to be received in the fourth quarter of 2026. During the nine months ended September 30, 2026, the Company generated a Danish tax credit of $0.8 million, which is recorded in Other non-current assets in the condensed consolidated balance sheet and is expected to be received in the fourth quarter of 2027.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	September 30, 2026	December 31, 2025
Accrued contracted research and development costs	$5,200	$6,380
Accrued compensation	5,344	6,552
Accrued general and administrative costs	1,330	1,338
Royalty agreement derivative liability	193	362
Lease liability	121	7
Total accrued expenses and other current liabilities	$12,188	$14,639

Accrued Contracted Research and Development Costs

As of September 30, 2026, Accrued contracted research and development costs are primarily comprised of costs associated with MOLBREEVI for the treatment of autoimmune PAP, including expenses resulting from obligations under agreements with CROs, CMOs, and other outside service providers that provide services in connection with the Company's research and development activities.

Accrued Compensation

As of September 30, 2026, Accrued compensation includes amounts to be paid to employees for salary, bonuses, vacation and non-equity performance-based compensation. At the end of any period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, timing of payments to employees.

5. Short-term Investments

The Company’s investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. The following table summarizes, by major security type, the Company’s investments (in thousands):

As of September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$99,935	$—	$(98)	$99,837
Total short-term investments	$99,935	$—	$(98)	$99,837

As of December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
U.S. government securities	$202,290	$232	$—	$202,522
Total short-term investments	$202,290	$232	$—	$202,522

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

There were no significant realized gains or losses related to investments for the nine months ended September 30, 2026 and 2025.

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

The First Amendment extended the dates by which the Company may be required to comply with two financial covenants, extending the date for compliance with a requirement to maintain a certain amount of unrestricted cash under an account control agreement to April 1, 2027, and the date for compliance with a specified level of trailing six months of net product revenue to September 30, 2027, if its market capitalization falls below the previously reported thresholds for each respective covenant.

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

As of September 30, 2026, approximately $0.4 million of fees consisting of legal, commitment and facility charges, paid to the Lenders were capitalized and will be amortized over the term of the Hercules Loan Agreement.

The Company has identified certain embedded features within the Hercules Loan Agreement, as amended. The Company assessed these features and determined that one feature related to interest due upon an event of default (the “Default Penalty”) is required to be bifurcated from the debt and accounted for separately at fair value. As of September 30, 2026, the Default Penalty does not have a discernable fair value and no amounts are recorded.

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

Summary of Carrying Value

The following table summarizes the components of the long-term debt carrying value, which approximates the fair value (in thousands):

Future minimum payments due during the year ended December 31,
2026	$—
2027	—
2028	11,356
2029	14,719
2030	6,010
Total future minimum payments	32,085
Unamortized end of term charge	(1,454)
Debt fees	(389)
Total debt	30,242
Current portion of long-term debt	—
Long-term debt	$30,242

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

The fair value of these instruments as of September 30, 2026 and December 31, 2025 was as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2026
Cash equivalents:
U.S. Treasury money market funds	$28,985	$—	$—	$28,985
Short-term investments:
U.S. government securities	99,837	—	—	99,837
Current liabilities:
Royalty purchase and sale agreement derivative	—	—	193	193
As of December 31, 2025
Cash equivalents:
U.S. Treasury money market funds	$32,210	$—	$—	$32,210
Short-term investments:
U.S. government securities	202,522	—	—	202,522
Current liabilities:
Royalty purchase and sale agreement derivative	—	—	362	362

The Company did not transfer any assets measured at fair value on a recurring basis to or from Level 1, Level 2, and Level 3 during the nine months ended September 30, 2026 and 2025.

Royalty Purchase and Sale Agreement Derivative Liability

The derivative liability arose from the Purchase Agreement entered on October 29, 2025, as further described in Note 9. Commitments and Contingencies, under which the Company has the option to prepay the Purchaser (as defined below) and the Purchaser may have the option to require the Company to remunerate proceeds of $4.0 million upon a Change of Control (as defined below) prior to approval of MOLBREEVI by the FDA on or before March 31, 2027. The fair value of the derivative liability is estimated utilizing a probability-adjusted discounted cash flow approach and is performed quarterly with gains and losses included within change in fair value of the derivative liability in the consolidated statements of comprehensive loss. This obligation would be settled in cash. As of September 30, 2026, the Company updated its assessment of the probability that a Change of Control would occur prior to the Closing Date (as defined below) and the probability that the Purchaser would exercise its right to the prepayment, which would terminate the Purchase Agreement. After taking into consideration the probabilities and the time value of money and the counterparty credit risk, the estimated fair value of the put option derivative liability was determined to be $193 thousand as of the September 30, 2026 measurement date, compared to $362 thousand as of December 31, 2025. The decrease in fair value of $169 thousand was recognized as a gain within change in fair value of royalty agreement derivative liability in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2026.

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

During the nine months ended September 30, 2026 and 2025, the Company experienced a decrease of approximately $0.4 million and an increase of approximately $1.3 million, respectively, in the carrying value of IPR&D due to foreign currency translation.

8. Stockholders’ Equity

Common Stock Reserved for Issuance

The Company’s shares of common stock reserved for issuance as of the periods indicated were as follows:

	September 30, 2026	December 31, 2025
April 2017 Warrants	24,725	24,725
June 2017 Warrants	41,736	41,736
December 2018 Warrants	11,332	11,332
Pre-funded PIPE Warrants	3,615,516	3,615,516
2021 Pre-funded Warrants	32,175,172	32,175,172
2023 Pre-funded Warrants	5,666,667	5,666,667
2025 Pre-funded Warrants	7,142,857	7,142,857
Stock options outstanding	12,364,434	13,243,462
Issued and nonvested RSUs	6,898,500	6,905,000
Total shares reserved	67,940,939	68,826,467

Warrants

The following table summarizes the outstanding warrants for the Company’s common stock as of September 30, 2026:

Expiration Date	Shares Underlying Outstanding Warrants	Exercise Price
April 2027	24,725	$2.87
June 2027	41,736	$2.87
December 2028	11,332	$2.87
None	48,600,212	$0.001
	48,678,005

Accumulated Other Comprehensive Loss Information

The components of accumulated other comprehensive loss as of the dates indicated and the change during the period were (in thousands):

	Foreign Exchange Translation Adjustment	Unrealized Gain (Loss) on ST Investments	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(984)	$234	$(750)
Change	$665	$(2)	$663
Balance, December 31, 2025	$(319)	$232	$(87)
Change	$(380)	$(330)	$(710)
Balance, September 30, 2026	$(699)	$(98)	$(797)

9. Commitments and Contingencies

Operating Lease

In March 2026, the Company entered into a noncancellable lease agreement (the “Yardley Lease”) for approximately 10,795 square feet of space in Yardley, Pennsylvania to be used as the Company's corporate headquarters. The contractual lease term is 65 months and is effective July 1, 2026. However, the Company gained early access to the premises on May 1, 2026 for the purpose of constructing and installing tenant improvements, for which the landlord has agreed to contribute up to approximately $0.3 million (the “Tenant Allowance”). During the three months ended September 30, 2026, the Company received $0.2 million of the Tenant Allowance in cash, and the remaining $0.1 million is being applied as a credit against the monthly base rent due for October, November and December 2026. The Tenant Allowance is accounted for as a lease incentive and therefore reduces the measurement of the right of use ("ROU") asset and the related lease liability. Since the Company gained control of the underlying assets on the date that early access was granted by the landlord, the accounting commencement date for the Company's new office headquarters is May 1, 2026 ("Commencement Date") and continues through November 30, 2031. Annual base rent is approximately $0.3 million, payable in monthly installments, and increases by approximately 2% on July 1 of each year beginning July 1, 2027. In addition, the monthly base rent for July 2026, August 2026, September 2027, September 2028 and September 2029 of the lease term was abated, and the base rent for September 2026 was paid upon execution of the Yardley Lease.

The ROU asset was calculated using the present value of the lease payments, as offset by the Tenant Allowance, and utilizing the Company’s incremental borrowing rate based on the remaining lease term. The Company recorded a ROU asset and lease liability, current and noncurrent, for the Yardley Lease on the Commencement Date which had carrying values of $1.0 million and $1.3 million, respectively as of September 30, 2026.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2026 (in thousands):

Year ending December 31,
2026 (remaining three months)	$—
2027	315
2028	321
2029	327
2030	364
2031	340
Total future minimum lease payments	$1,667
Less imputed interest	(335)
Total	$1,332

	For the three months ended September 30, 2026	For the nine months ended September 30, 2026
Lease cost:
Operating lease cost	$65	$180
Total lease cost	$65	$180
Other information:
Operating cash flows from operating leases, net of tenant allowance	$239	$137
Weighted-average remaining lease term (in months) - operating leases	62.0	62.0
Weighted-average discount rate - operating leases	8.2%	8.2%

Manufacturing and Other Commitments and Contingencies

The Company has entered into a number of contracts for the manufacture of its product candidate, MOLBREEVI. Some of these, as enumerated below, entail various royalties and manufacturing and development payments.

FujiFilm Diosynth (“Fuji”)

In February 2024, the Company entered into a master services agreement with Fuji to provide development and manufacturing services related to the active pharmaceutical ingredient (“API”) for the Company’s MOLBREEVI product candidate in accordance with the terms of separate scope of work agreements and to perform a manufacturing campaign for process performance qualification of the API of MOLBREEVI. As of September 30, 2026, the total estimated accumulated fees the Company will have paid this manufacturer for services under that master services agreement and related work orders and subsequent change orders is $75.4 million. Amounts payable for future services are subject to various cancellation fees ranging from ten percent (10%) to one hundred percent (100%) of the cost of the respective activity based upon the timing of the commencement date and status of the activity.

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

Contract Research

As part of its development of MOLBREEVI for the treatment of autoimmune PAP, the Company entered into a master services agreement (“MSA”) with Parexel International (IRL) Limited (“Parexel”) pursuant to which Parexel will provide contract research services related to clinical trials. Contemporaneously with entering the MSA in January 2021, a work order was executed with Parexel, under which it provides services related to the IMPALA-2 clinical trial. From inception of the original work order and subsequent change orders through trial close-out activities, the Company will have paid Parexel service fees, pass-through expenses, and investigator fees estimated to be approximately $51.3 million over the course of the IMPALA-2 clinical trial.

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

Other MOLBREEVI Approval and Launch Support

In the ordinary course of business, the Company has entered into agreements with third-party service providers supporting the approval and launch of MOLBREEVI that provide for contingent payments upon the achievement of specified milestones. As of September 30, 2026, no such milestones had been achieved, and no amounts have been accrued.

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

Under the Purchase Agreement, upon the occurrence of a Change of Control of the Company (as defined in the Purchase Agreement), the Company has the option to prepay (“Company Call”) and the Purchaser, in certain circumstances, has the option to demand the prepayment (“Buyer Put”) of a specified amount and terminate the Purchase Agreement. The revenue-based repayments to the Purchaser (“Revenue-Based Payment”) will be established on a schedule of royalty rates as a factor of Annual Net Sales, including applicable ratchets in the definition of a Royalty Rate, until the Maximum Payment is reached.

The Company has identified the embedded features in the Purchase Agreement and concluded that the Buyer Put Option and the Company Call Option are embedded derivatives that must be bifurcated under ASC 815-10-15-83 and ASC 815-15-25-1, Derivatives and Hedging.

Accordingly, the Company has recorded the royalty agreement derivative as of the date of issuance and determined its fair value to be approximately $0.2 million and $0.4 million as of September 30, 2026 and December 31, 2025, respectively, which is reflected in Accrued expenses and other current liabilities and subject to periodic fair value remeasurement. The Company has also capitalized the amount as deferred issuance costs, subject to straight line amortization up until the Closing Date, as reflected in Prepaid expenses and other current assets and similarly subject to periodic fair value remeasurement.

In addition, direct and incremental Company issuance costs as well as reimbursed Purchaser expenses have been capitalized by the Company and amortized over the expected term of the arrangement. Upon the Closing Date, the remaining balance will be applied against the proceeds received and subsequently amortized using the effective interest method.

10. Stock-Based Compensation

Equity Incentive Plans

The Company’s 2024 Omnibus Incentive Plan (the “2024 Plan”) was adopted by the Company’s board of directors in March 2024, was approved by the Company’s stockholders on June 6, 2024, became effective on June 7, 2024, and was amended with the approval of our stockholders in June 2026. The 2024 Plan was intended to replace the Company’s Amended and Restated 2015 Omnibus Incentive Plan (the “2015 Plan”), and upon the effectiveness of the 2024 Plan, no further grants may be made under the 2015 Plan. All outstanding awards under the 2015 Plan will continue in accordance with the 2015 Plan and any award agreement executed in connection with such outstanding awards. The 2024 Plan provides for the grant of stock options (both incentive and non-statutory stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units, and other stock-based awards. Stock-based awards are subject to terms and conditions established by the board of directors or the compensation committee of the board of directors. As of September 30, 2026, the number of shares of common stock available for grant under the 2024 Plan was 21,923,152 shares.

The Company’s 2021 Inducement Equity Incentive Plan (the “Inducement Plan”) was adopted by the Company’s board of directors in May 2021 and subsequently amended to increase the shares available for grant. The Inducement Plan provides for the grant of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance stock units, and performance shares exclusively for newly hired employees. Each award under the Inducement Plan is intended to qualify as an employment inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4). As of September 30, 2026, the number of shares of common stock available for grant under the Inducement Plan was 754,463 shares.

The Savara Inc. Stock Option Plan (the “2008 Plan”) was adopted in 2008, and the Company no longer issues awards under the 2008 Plan. As of September 30, 2026, the Company had options outstanding to purchase 45,121 shares of common stock under the 2008 Plan. The outstanding awards granted under the 2008 Plan are fully vested and generally have a maximum contractual term of ten years.

Stock-Based Awards Activity

The following table provides a summary of stock-based awards activity for the nine months ended September 30, 2026:

Stock Options:

Outstanding at December 31, 2025	13,243,462
Granted	274,500
Exercised	(1,058,590)
Expired/cancelled/forfeited	(94,938)
Outstanding at September 30, 2026	12,364,434

The total compensation cost related to non-vested stock options not yet recognized as of September 30, 2026, was $9.9 million, which will be recognized over a weighted-average period of approximately 2.3 years.

RSUs:

Outstanding at December 31, 2025	6,905,000
Granted	488,000
Vested	(332,500)
Forfeited	(162,000)
Outstanding at September 30, 2026	6,898,500

As of September 30, 2026 the Company has granted, all of which are currently outstanding, 4,560,000 performance stock units (the “PSUs”) to certain of its employees and non-employee service providers. The PSUs are subject to certain performance conditions and a service condition. The performance conditions range from (i) FDA approval of the Company’s BLA for MOLBREEVI for the treatment of autoimmune PAP, (ii) the European Medicines Agency approval of the Company’s marketing authorization application for MOLBREEVI for the treatment of autoimmune PAP, (iii) the achievement of a certain revenue target, or (iv) a combination of some of the aforementioned performance conditions. The service condition is continuous employment or service with the Company through the date the performance conditions are achieved. The potential payout of the award ranges from 0% to 100% of the target, dependent on the achievement of the performance conditions and their respective weighting towards the vesting of the PSUs as predetermined by the Company. The Company recognizes compensation cost for PSUs on a straight-line basis in the condensed consolidated statements of operations and comprehensive loss from the grant date over the period in which the performance conditions are expected to be achieved, when and for so long as achievement of the performance conditions is assessed as probable. The Company reassesses the probability of achievement at each reporting date. If achievement of a performance condition is no longer assessed as probable, or an unvested award is forfeited, previously recognized compensation cost is reversed on a cumulative basis in the period of the change. Additionally, as of September 30, 2026, the Company had 160,000 vested RSUs with deferred settlement outstanding, representing deferred shares to be issued in future periods. Deferred RSUs are fully vested, not subject to forfeiture, included in the denominator of basic earnings per share, as the underlying shares are issuable for no further consideration and issuance is not contingent upon any condition other than the passage of time, and the related stock based compensation is not affected by the deferral election.

The total compensation cost related to unvested RSUs and PSUs not yet recognized as of September 30, 2026, was $12.0 million, which is expected to be recognized over approximately 0.8 years.

Stock-Based Compensation

Stock-based compensation expense is included in the following line items in the accompanying statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Research and development	$2,255	$1,107	$7,877	$2,398
General and administrative	5,572	2,318	18,442	6,668
Total stock-based compensation	$7,827	$3,425	$26,319	$9,066

11. Segment Reporting

We follow the accounting guidance of ASC Topic 280, Segment Reporting, which establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision-maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews consolidated results including operating expenses and operating losses at a consolidated level only. The Company and its CODM do not distinguish between potential markets for the purpose of making decisions about resource allocation and performance assessment of its sole pre-revenue development program, MOLBREEVI, for the treatment of autoimmune PAP. Therefore, the Company has only one operating segment and one reportable segment, specialty pharmaceuticals within the respiratory system. The Company's only significant long-lived asset, IPR&D, is located in Denmark, and the Company currently does not generate any revenues and its operating expenses and losses are viewed on a consolidated basis by the CODM. Therefore, no geographical segments are presented. In addition to the significant expense categories included on the Company's consolidated statements of operations, refer below for disaggregated amounts that comprise research and development expenses and the segment net loss (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development operating expenses excluding non-cash stock-based compensation:
Primary program research and development expenses (a)	$18,574	$15,414	$50,481	$46,862
Other research and development expenses:
Payroll and benefits	3,639	3,514	10,257	9,611
Occupancy and other overhead and operating costs	478	557	1,679	1,631
Total other research and development expenses	4,117	4,071	11,936	11,242
Research and development operating expenses excluding non-cash stock-based compensation:	22,691	19,485	62,417	58,104
General and administrative expense excluding non-cash stock-based compensation	12,968	7,309	34,653	22,860
Other segment income (expense), net (b)	7,330	2,767	23,431	5,637
Segment net loss	$(42,989)	$(29,561)	$(120,501)	$(86,601)

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
b)
Other segment income (expense), net includes interest income, interest expense, foreign currency exchange gain or loss, depreciation and amortization, non-cash stock-based compensation, loss on extinguishment of debt (for the nine months ended September 30, 2025), tax credit income, and the change in fair value of the royalty agreement derivative liability.

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

The following equity instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Nine months ended September 30,
	2026	2025
Awards under equity incentive plan	12,364,434	13,209,871
Non-vested restricted shares and restricted stock units	6,898,500	4,093,000
Warrants to purchase common stock(*)	77,793	77,793
Total	19,340,727	17,380,664

* Pre-funded warrants are excluded herein.

The following table calculates basic net loss per share of common stock and diluted net loss per share of common stock for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss	$(42,989)	$(29,561)	$(120,501)	$(86,601)
Net loss attributable to common stockholders	(42,989)	(29,561)	(120,501)	(86,601)
Undistributed earnings and net loss attributable to common stockholders, basic and diluted	(42,989)	(29,561)	(120,501)	(86,601)
Weighted-average common shares outstanding, basic and diluted	254,219,719	216,462,161	253,799,570	216,347,963
Basic and diluted net loss per share	$(0.17)	$(0.14)	$(0.47)	$(0.40)

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

Overview

Savara Inc. (together with its subsidiaries “Savara,” the “Company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on rare respiratory diseases. Our sole program, MOLBREEVI[1], an inhaled biologic, is a granulocyte-macrophage colony-stimulating factor (“GM-CSF”) in development and under regulatory review in the United States, the European Union and the United Kingdom for autoimmune pulmonary alveolar proteinosis ("autoimmune PAP"). Savara previously announced positive topline results from IMPALA-2, the Phase 3 clinical trial of MOLBREEVI for the treatment of autoimmune PAP and the submission of the Biologics License Application ("BLA") to the FDA for MOLBREEVI in autoimmune PAP. In February 2026, the FDA formally filed the BLA for MOLBREEVI and granted Priority Review. In March 2026, the European Medicines Agency (“EMA”) validated the submission of the MOLBREEVI marketing authorization application (“MAA”) in autoimmune PAP which will be reviewed by the Committee for Medicinal Products for Human Use. In April 2026, Savara announced that the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”) validated the submission of the MOLBREEVI MAA for the treatment of autoimmune PAP in the U.K. subject to Accelerated Review with a 150-day assessment duration. In April 2026, Savara announced that the FDA extended the review period for the MOLBREEVI BLA to allow the FDA additional time to complete its review. The FDA determined that the Company’s responses to recent information requests by the Agency during its review constituted a major amendment to the BLA, resulting in a three-month extension of the Prescription Drug User Fee Act ("PDUFA") target action date to November 22, 2026. MOLBREEVI for the treatment of autoimmune PAP has been granted Fast Track and Breakthrough Therapy Designations by the FDA, Orphan Drug Designation by the FDA and the EMA, as well as Innovation Passport ("IP") and Promising Innovative Medicine ("PIM") designations by the MHRA. Savara, together with its wholly-owned subsidiaries, which include Aravas Inc. and Savara ApS, operate in one segment with its principal office in Yardley, Pennsylvania, though a significant portion of our employees work remotely.

Since inception, we have devoted our efforts and resources to identifying and developing our product candidates, recruiting personnel, and raising capital. We have incurred operating losses and negative cash flow from operations and have no product revenue from inception to date. From inception to September 30, 2026, we have raised net cash proceeds of approximately $738.1 million, primarily from underwritten offerings of our common stock, private placements of common stock, and debt financings.

[1] MOLBREEVI is the proposed trade name for molgramostim inhalation solution. It is not approved in any indication. MOLBREEVI is a trademark of Savara Inc.

We have never been profitable and have incurred operating losses every year since inception. Our net losses for the three months ended September 30, 2026 and 2025 were $43.0 million and $29.6 million, respectively. The net loss for the year ended December 31, 2025 was $118.8 million. As of September 30, 2026, we had an accumulated deficit of approximately $728.6 million. Our operating losses primarily resulted from expenses attributed to our research and development programs and from general and administrative costs associated with our operations.

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

As of September 30, 2026, we had cash and cash equivalents of $29.8 million and short-term investments of $99.8 million. We will continue to require additional capital to continue our clinical development and potential commercialization activities. Although we have sufficient capital to fund many of our planned activities, we may need to continue to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and begin to commercialize any approved product. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts and regulatory and commercial variability. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidate.

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

Critical Accounting Policies and Estimates

Except as set forth in Note 2. Summary of Significant Accounting Policies – Recent Accounting Pronouncements of the condensed consolidated financial statements in this Quarterly Report, there have been no material changes in our critical accounting policies and use of estimates during the nine months ended September 30, 2026 or to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2025, for further description of our critical accounting policies.

Results of Operations – Comparison of Three Months Ended September 30, 2026 and 2025

	For the Three Months Ended September 30,		Dollar
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$24,945	$20,592	$4,353
General and administrative	18,541	9,627	8,914
Depreciation and amortization	56	36	20
Total operating expenses	43,542	30,255	13,287
Loss from operations	(43,542)	(30,255)	(13,287)
Other income, net	553	694	(141)
Net loss	$(42,989)	$(29,561)	$(13,428)

Research and Development

Research and development expenses increased by approximately $4.4 million, or 21.1%, to $24.9 million for the three months ended September 30, 2026 from $20.6 million for the three months ended September 30, 2025. The increase was primarily due to higher personnel costs, mainly from increased stock-based compensation expense; technical operations and clinical activities, in support of our MOLBREEVI program; and higher regulatory affairs and quality assurance consulting costs.

General and Administrative

General and administrative expenses increased by $8.9 million, or 92.6%, to $18.5 million for the three months ended September 30, 2026 from $9.6 million for the three months ended September 30, 2025. The increase was primarily attributable to higher personnel costs, driven by increased stock-based compensation expense as well as headcount growth and IT costs as we build out our commercial team, and commercial activities in preparation for our planned product launch. These investments reflect our strategy to establish the commercial infrastructure necessary to support an effective and timely launch.

Other Income, Net

There were no significant changes in Other income, net for the three months ended September 30, 2026 from the three months ended September 30, 2025.

Results of Operations – Comparison of Nine Months Ended September 30, 2026 and 2025

	Nine months ended September 30,		Dollar
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$70,294	$60,502	$9,792
General and administrative	53,095	29,528	23,567
Depreciation and amortization	108	98	10
Total operating expenses	123,497	90,128	33,369
Loss from operations	(123,497)	(90,128)	(33,369)
Other income, net	2,996	3,527	(531)
Net loss	$(120,501)	$(86,601)	$(33,900)

Research and Development

Research and development expenses increased by $9.8 million, or 16.2%, to $70.3 million for the nine months ended September 30, 2026 from $60.5 million for the nine months ended September 30, 2025. The increase was primarily due to higher personnel costs, mainly driven by increased stock-based compensation expense, as well as technology operations activities related to our MOLBREEVI program at our drug substance manufacturer. These expenditures were offset by an overall decrease in clinical, regulatory affairs, and quality assurance consulting costs.

General and Administrative

General and administrative expenses increased by $23.6 million, or 79.8%, to $53.1 million for the nine months ended September 30, 2026 from $29.5 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher personnel costs, driven by increased stock-based compensation expense as well as headcount growth and IT costs as we build out our commercial team in preparation for our planned product launch. In addition, there was higher spend on commercial and medical affairs activities. These investments reflect our strategy to establish the infrastructure necessary to support an effective and timely launch.

Other Income, Net

Other income, net decreased by $0.5 million to $3.0 million for the nine months ended September 30, 2026 from $3.5 million for the nine months ended September 30, 2025. The decrease was primarily due to a loss on foreign currency exchange rates.

Liquidity and Capital Resources

As of September 30, 2026, we had $29.8 million of cash and cash equivalents, $99.8 million in short-term investments, and an accumulated deficit of approximately $728.6 million. As discussed in Note 6. Debt Facility in the notes to the condensed consolidated financial statements included in this Quarterly Report, on March 26, 2025, we entered into the Hercules Loan Agreement, which, as amended, provides for a loan facility of up to $105 million. Proceeds from the initial $30 million tranche drawn under the Hercules Loan Agreement, with a carrying value of $30.2 million, were used to repay all outstanding obligations under the SVB Loan, pay certain expenses incurred in connection with the financing, and for general corporate purposes. Subject to satisfaction of certain conditions, including attainment of FDA approval of MOLBREEVI for the treatment of autoimmune PAP, we may draw future tranches under the Hercules Loan Agreement, as amended, and the royalty purchase and sale agreement with RTW Investments, LP, as discussed in Note 9. Commitments and Contingencies, to fund our ongoing business operations including the development, regulatory approval, marketing and commercialization of MOLBREEVI. Refer to Note 6. Debt Facility of the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q for additional discussion.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2026	2025
	(in thousands)
Cash used in operating activities	$(105,257)	$(75,980)
Cash provided by investing activities	102,389	75,124
Cash (used in) provided by financing activities	(391)	2,246
Effect of exchange rate changes on cash and cash equivalents	(109)	(241)
Net change in cash and cash equivalents	$(3,368)	$1,149

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2026 was $105.3 million, consisting of a net loss of $120.5 million and net $10.1 million in changes to operating assets and liabilities, partially offset by $25.4 million of net noncash charges. Net noncash charges are comprised primarily of stock-based compensation and accretion on discount to short-term investments. Changes in prepaid expenses and other assets, accounts payable and accrued expenses result from timing differences between the receipt and payment of cash and when transactions are recognized in our results of operations.

Cash flows from investing activities

Cash provided by investing activities of $102.4 million for the nine months ended September 30, 2026 was primarily associated with proceeds from maturities of short-term investments and purchases and sales of short-term investments.

Cash flows from financing activities

Cash used in financing activities for the nine months ended September 30, 2026 was not significant and primarily composed of funds used by the Company to repurchase shares of common stock in order to cover respective tax liabilities from RSU award vesting, partially offset by proceeds received for the exercise of stock options.

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

As of September 30, 2026, we had cash, cash equivalents, and short-term investments of approximately $129.6 million. Although we have sufficient capital to fund our planned activities, including those discussed in Note 9. Commitments – Manufacturing and Other Commitments and Contingencies, in the notes to the condensed consolidated financial statements included in this Quarterly Report, we may need to raise additional capital to further fund the development of, and seek regulatory approvals for, our product candidate and to begin commercialization of any approved product.

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

Interest Rate Risk

We also have interest rate exposure related to our long-term debt. Refer to Note 6. Debt Facility of the unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q for additional discussion. The Hercules Loan Agreement, as amended, bears interest equal to the prime rate reported in The Wall Street Journal ("WSJ"), subject to a WSJ prime rate floor of 6.0%, plus 1.45%, which was 8.45% on September 30, 2026. Changes in the prime rate would have impacted our interest expense associated with our secured term loan. If a 10% change in interest rates from the interest rates on September 30, 2026, were to have occurred, this change would not have had a material effect on our interest expense with respect to outstanding borrowed amounts.

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

For the nine months ended September 30, 2026 and 2025, we recognized a loss on foreign currency transactions of $0.4 million and a gain on foreign currency transactions of $0.3 million, respectively, recorded in other income, net in our condensed consolidated statements of operations and comprehensive loss. In general, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business on September 30, 2026 would not have a material impact on our results of operations or financial condition. We are currently not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Inflation Risk

Inflation generally affects us by increasing our cost of labor, supplies and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Operations and Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to and as required by Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Operations and Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Operations and Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. Exhibits.

An Exhibit Index has been attached as part of this report and is incorporated by reference.

Exhibit Index

Exhibit Number		Description

3.1		Savara Inc. Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2026).

3.2		Amended and Restated Bylaws of Savara Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2023).

31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Savara Inc.

Date: November 9, 2026	By:	/s/ Matthew Pauls
Matthew Pauls
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Robert Lutz
Robert Lutz
Chief Operations and Financial Officer (Principal Financial and Accounting Officer)